Form 10-Q
period 2019-06-30
Coronado Global Resources Inc.
filed 2019-08-05
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-16247

Coronado Global Resources Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1780608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bill Baker Way

Beckley, West Virginia 25801

(Address of principal executive offices) (Zip Code)

(681) 207-7263

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis.  The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on July 31, 2019, including shares of common stock underlying CDIs, was 96,651,692.

i

PART I — FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) June 30, 2019	December 31, 2018
Current assets:
Cash and restricted cash		$46,251	$124,881
Trade receivables		204,248	206,127
Related party receivables	18	59,665	36,716
Income tax receivable		—	12,017
Inventories	6	129,424	95,103
Other current assets		40,722	40,914
Total current assets		480,310	515,758
Non-current assets:
Property, plant and equipment, net	7	1,603,087	1,618,558
Right of use asset — operating leases, net	10	64,343	—
Goodwill	8	28,008	28,008
Intangible assets, net	8	5,221	5,402
Deposits and reclamation bonds		12,541	11,635
Deferred income tax assets		7,779	11,848
Other non-current assets		17,194	18,355
Total assets		$2,218,483	$2,209,564
Liabilities and Stockholders’ Equity/Members’ Capital
Current liabilities:
Accounts payable		$41,084	$42,962
Accrued expenses and other current liabilities	9	252,351	243,496
Income tax payable		33,024	9,241
Asset retirement obligations		7,719	7,719
Contingent royalty consideration	16	7,293	26,832
Contract obligations	13	35,066	39,116
Lease liabilities	10	28,128	1,308
Other current financial liabilities		13,126	7,727
Total current liabilities		417,791	378,401
Non-current liabilities:
Asset retirement obligations		122,864	118,072
Contract obligations	13	224,433	253,578
Deferred consideration liability	14	164,148	155,332
Other financial liabilities		2,697	4,073
Lease liabilities	10	52,902	2,481
Contingent royalty consideration	16	3,131	3,371
Deferred income tax liabilities		54,885	38,838
Other non-current liabilities		1,680	1,610
Total liabilities		1,044,531	955,756
Common stock $0.01 par value; 1,000,000,000 shares authorized, 96,651,692 shares are issued and outstanding as of June 30, 2019 and December 31, 2018		967	967
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of June 30, 2019 and December 31, 2018		—	—
Additional paid-in capital		1,108,041	1,107,948
Accumulated other comprehensive loss		(44,202)	(49,609)
Retained earnings		108,868	194,220
Noncontrolling interest		278	282
Total stockholders’ equity		1,173,952	1,253,808
Total liabilities and stockholders’ equity		$2,218,483	$2,209,564

See accompanying notes to unaudited condensed consolidated financial statements

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In US$ thousands, except share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2019	2018	2019	2018
Revenues:
Coal revenues	4	$495,385	$479,021	$919,329	$571,343
Coal revenues from related parties	4, 18	135,305	98,489	293,158	213,003
Other revenues	4	11,767	14,020	21,848	15,337
Total revenues		642,457	591,530	1,234,335	799,683
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		264,137	305,309	533,696	424,620
Depreciation, depletion and amortization		45,508	42,594	85,279	64,402
Freight expenses		52,035	40,912	89,362	45,155
Stanwell rebate		45,847	32,812	94,674	32,812
Other royalties		49,073	67,695	93,422	82,987
Selling, general, and administrative expenses		9,242	8,513	18,311	52,283
Total costs and expenses		465,842	497,835	914,744	702,259
Operating income		176,615	93,695	319,591	97,424
Other income (expenses):
Interest expense, net		(9,087)	(18,987)	(17,264)	(25,488)
Loss on debt extinguishment		—	—	—	(3,905)
Other, net	5	(2,989)	(2,391)	1,042	(26,846)
Total other income (expense), net		(12,076)	(21,378)	(16,222)	(56,239)
Income before tax		164,539	72,317	303,369	41,185
Income tax expense	11	(47,033)	(12,995)	(89,043)	(5,534)
Net income		117,506	59,322	214,326	35,651
Less: Net loss attributable to noncontrolling interest		(4)	(2)	(4)	(4)
Net income attributable to Coronado Global Resources Inc.		$117,510	59,324	$214,330	$35,655

Other comprehensive income, net of income taxes:
Foreign currency translation adjustment		(508)	(18,695)	(1,066)	(18,695)
Net gain on cash flow hedges, net of tax		894	—	6,473	—
Total comprehensive income		$117,892	40,627	219,733	$16,956
Less: Net loss attributable to noncontrolling interest		(4)	(2)	(4)	(4)
Total comprehensive income attributable to Coronado Global Resources Inc.		$117,896	$40,629	$219,737	$16,960

Earnings per share of common stock
Basic	15	1.22		2.22
Diluted	15	1.22		2.22

See accompanying notes to unaudited condensed consolidated financial statements

Unaudited Condensed Consolidated Statements of Stockholders’ Equity/Members’ Capital

(In US$ thousands, except share data)

							Accumulated
						Additional	Other		Non-	Total
	Members’	Common Stock		Preferred Stock		Paid in	Comprehensive	Retained	controlling	Stockholders’
	Capital	Shares	Amount	Series A	Amount	Capital	Income / (Loss)	Earnings	Interest	Equity
Balance December 31, 2018	$—	96,651,692	967	1	—	1,107,948	(49,609)	194,220	282	1,253,808
Net income	—	—	—	—	—	—	—	96,820	—	96,820
Other comprehensive income (net of $ 2,391 tax)	—	—	—	—	—	—	5,021	—	—	5,021
Total comprehensive income	$—	—	—	—	—	—	5,021	96,820	—	101,841
Dividends paid	—	—	—	—	—	—	—	(299,682)	—	(299,682)
Balance March 31, 2019	$—	96,651,692	967	1	—	1,107,948	(44,588)	(8,642)	282	1,055,967
Net income	—	—	—	—	—	—	—	117,510	(4)	117,506
Other comprehensive income (net of $ 383 tax)	—	—	—	—	—	—	386	—	—	386
Total comprehensive income	$—	—	—	—	—	—	386	117,510	(4)	117,892
Share-based compensation for equity classified awards	—	—	—	—	—	93	—	—	—	93
Dividends paid	—	—	—	—	—	—	—	—	—	—
Balance June 30, 2019	$—	96,651,692	967	1	—	1,108,041	(44,202)	108,868	278	1,173,952

							Accumulated
						Additional	Other		Non-	Total
	Members’	Common Stock		Preferred Stock		Paid in	Comprehensive	Retained	controlling	Members’
	Capital	Shares	Amount	Series A	Amount	Capital	Income / (Loss)	Earnings	Interest	Capital
Balance December 31, 2017	$553,524	—	—	—	—	—	—	79,539	237	633,300
Net (loss)	—	—	—	—	—	—	—	(23,669)	(2)	(23,671)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Total comprehensive income	$—	—	—	—	—	—	—	(23,669)	(2)	(23,671)
Members’ contributions	181,610	—	—	—	—	—	—	—	62	181,672
Balance March 31, 2018	735,134	—	—	—	—	—	—	55,870	297	791,301
Net income	—	—	—	—	—	—	—	59,324	(2)	59,322
Other comprehensive income	—	—	—	—	—	—	(18,695)	—	—	(18,695)
Total comprehensive income	$—	—	—	—	—	—	(18,695)	59,324	(2)	40,627
Members’ distributions	(30,274)	—	—	—	—	—	—	—	—	(30,274)
Balance June 30, 2018	704,860	—	—	—	—	—	(18,695)	115,194	295	801,654

See accompanying notes to unaudited condensed consolidated financial statements

Unaudited Condensed Consolidated Statements of Cash Flows

(In US$ thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	214,326	35,651
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	85,404	64,354
Amortization of right of use asset - operating leases	10,394	—
Amortization of deferred financing costs	2,060	2,406
Non-cash interest expense	9,711	1,886
Amortization of contract obligations	(17,550)	(14,390)
Loss on disposal of property, plant and equipment	39	—
Increase (decrease) in contingent royalty consideration	(7,143)	10,973
Loss on interest rate swap	—	4,871
Equity-based compensation expense	93	—
Deferred income taxes	17,026	5,448
Reclamation of asset retirement obligations	(2,552)	(1,415)
Change in estimate of asset retirement obligation	(125)	48
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	(23,105)	(32,097)
Inventories	(34,562)	1,287
Other current assets	(2,287)	(8,154)
Accounts payable	(1,832)	10,736
Accrued expenses and other current liabilities	15,585	60,106
Operating lease liabilities	(11,073)	—
Change in other liabilities	46,807	(98)
Net cash provided by operating activities	301,216	141,612
Cash Flows From Investing Activities:
Capital expenditures	(66,430)	(46,776)
Purchase of deposits and reclamation bonds	(906)	(523)
Redemption of deposits and reclamation bonds	—	171
Acquisition of Curragh, net of cash acquired	—	(537,207)
Net cash used in investing activities	(67,336)	(584,335)
Cash Flows From Financing Activities:
Proceeds from interest bearing liabilities and other financial liabilities, net of debt discount	109,008	720,083
Proceeds from interest rate swap	—	28,251
Debt issuance costs and other financing costs	—	(41,951)
Principal payments on interest bearing liabilities and other financial liabilities	(108,073)	(155,636)
Principal payments on finance and capital lease obligations	(686)	(1,052)
Payment of contingent purchase consideration	(12,712)	—
Dividends paid	(299,682)	—
Members’ contributions (distributions), net	—	151,336
NCI member’s contributions	—	62
Net cash provided by (used in) financing activities	(312,145)	701,093
Net increase (decrease) in cash and restricted cash	(78,265)	258,370
Effect of exchange rate changes on cash and restricted cash	(365)	(2,384)
Cash and restricted cash at beginning of period	124,881	28,069
Cash and restricted cash at end of period	46,251	284,055
Supplemental disclosure of cash flow information:
Cash payments for interest	1,148	38,665
Cash paid for taxes	35,873	4,417

See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business, Basis of Presentation

(a)         Description of the Business

Coronado Global Resources Inc. (together with its subsidiaries, the “Company” or “Coronado”) is a global producer, marketer, and exporter of a full range of metallurgical coals, an essential element in the production of steel.  The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the USA.

(b)         Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and with the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial reporting issued by the Securities and Exchange Commission, or the SEC.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s registration statement on Form 10, as amended, filed with the SEC and the Australian Securities Exchange, or the ASX, on June 28, 2019.

During the year ended December 31, 2018, Coronado Group LLC and Coronado Global Resources Inc. completed a common control reorganization, or the Reorganization Transaction, of their legal entity structure. Prior to the Reorganization Transaction in August 2018, Coronado Group HoldCo LLC, the holding company of our operations in Australia, or the Australian Operations, was a wholly-owned subsidiary of Coronado Group LLC. In connection with the Reorganization Transaction, (i) Coronado Group HoldCo LLC was converted into Coronado Global Resources Inc. in August 2018 and (ii) Coronado Group LLC contributed all of the equity ownership in our operations in the United States, or the U.S. Operations, to Coronado Coal Corporation, a wholly-owned subsidiary of Coronado Global Resources Inc. Immediately following the Reorganization Transaction, Coronado Global Resources Inc. remained a wholly-owned subsidiary of Coronado Group LLC, which is currently owned by The Energy & Minerals Group, or EMG Group, and certain members of our management.

The Reorganization Transaction was treated as a combination of entities under common control in line with Accounting Standards Codification, or ASC, 805, Business Combinations, whereby the receiving entity (the Company) recorded the contributed assets and liabilities at the carrying value of Coronado Group LLC. Prior to the Reorganization Transaction, the consolidated financial statements of the Company reflect the net assets and operations of Coronado Group LLC. The financial statements presented following the Reorganization Transaction are those of the receiving entity (the Company) and are retrospectively adjusted to present that entity as if it always held the net assets or equity interests previously held by the seller, Coronado Group LLC. As such, financial information (including comparatives) of the Company has been presented as a continuation of the pre-existing accounting values of assets and liabilities in Coronado Group LLC’s financial statements.

The interim unaudited condensed consolidated financial statements are presented in U.S. dollars, unless otherwise stated. They include the accounts of Coronado Global Resources Inc. and its affiliates. References to “US$” or “USD” are references to U.S. dollars. References to “A$” or “AUD” are references to Australian dollars, the lawful currency of the Commonwealth of Australia. The Company, or Coronado, are used interchangeably to refer to Coronado Global Resources Inc. and its subsidiaries, or to Coronado Group LLC, as appropriate to the context.  Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented.  Balance sheet information presented herein as of December 31, 2018 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2019.

2.              Summary of Significant Accounting Policies

Please see Note 2 “Summary of Significant Accounting Policies” contained in the audited consolidated financial statements for the year ended December 31, 2018 included in Coronado Global Resources Inc.’s registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)         Newly Adopted Accounting Standards

Leases. In February 2016, the Financial Accounting Standards Board, or FASB, established Topic 842, Leases, by issuing Accounting Standards Update, or ASU, No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

On January 1, 2019, the Company adopted ASU No. 2016-02 using the modified retrospective transition approach and elected the package of practical expedients that allows it to forgo reassessment of lease classification for leases that have already commenced.  The Company also elected the practical expedients to the new standard without restating comparative prior period financial information, to not recognize ROU assets and liabilities for operating leases with shorter than 12-month terms and to include both lease and non-lease components with lease payments.

In addition to existing finance leases and other financing obligations, the adoption of the new standard resulted in the recognition of ROU assets of $66.8 million and lease liabilities of $81.1 million related to operating leases. On adoption, the lease liability included reclassification of a terminal services contract liability of $14.3 million, which is classified as a lease under the newly adopted standard. There was no material impact to the Consolidated Statements of Operations and Comprehensive Income, the Consolidated Statements of Cash Flows, or the Company’s debt covenant calculations as a result of the adoption of ASU 2016-02.

ASU No. 2016-02 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases.  Such disclosures are included in Note 10 “Leases”.

(b)         Accounting Standards Not Yet Implemented

Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Company) and interim periods therein. The Company expects to adopt ASU 2016-13 as of January 1, 2020 and is in the process of evaluating the impacts of adoption.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all companies for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company plans to adopt all disclosure requirements effective January 1, 2020.

(c)          Reclassification

Certain amounts in the prior period Condensed Consolidated Balance Sheet have been reclassified to conform to the presentation of the current period financial statements. These related to the reclassification of capital lease liabilities included within “other financial liabilities and capital leases” and “other financial liabilities, excluding current instalments” as at December 31, 2018 to “Lease liabilities” current and non-current, respectively. These reclassifications had no effect on the previously reported net income.

3.              Acquisition of Curragh Complex

On December 22, 2017, a Membership Interest and Asset Purchase Agreement, or the Agreement, was entered by Coronado Australia Holdings Pty Ltd and Coronado Group LLC in order to acquire Wesfarmers Curragh Pty Ltd from Wesfarmers Limited (since renamed Coronado Curragh Pty Ltd), which we refer to as the Curragh acquisition.  The Agreement was executed on March 29, 2018.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate base purchase price for the Membership Interest in Curragh was A$700 million and was subject to adjustments pursuant to the terms of the Agreement. The Company acquired 100% of the Membership Interest.  The operating results related to the Curragh acquisition have been included in the consolidated financial statements since March 29, 2018.

The aggregate consideration on the date of the Curragh acquisition totaled $563.8 million.

Contingent consideration recognized on the date of the Curragh acquisition, specifically the Value Share Mechanism, or VSM, of $26.6 million associated with the Curragh acquisition represents the fair value of a two-year, 25% royalty on sales from metallurgical coal mined at Curragh.  The royalty only applies to the realized price on metallurgical coal sales above $145 per metric ton.  The VSM liability is marked-to-market at each reporting date, with any fluctuations included as an operating expense in the Consolidated Statement of Operations.  The payout structure of the royalty can be replicated through a probability weighted discounted cash flow approach using a Monte Carlo simulation over a 24-month period from acquisition date.  As such, the Company developed a fair value of the royalty using a Monte Carlo simulation.

In connection with the acquisition, Coronado Australia Holdings Pty Ltd incurred acquisition related costs for the six months ended June 30, 2018 of $53.8 million, $38.5 million of which is recorded in selling, general, and administrative expenses.  The remainder, relating to foreign currency swap losses, is recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income under “Other, net”.

The Curragh acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The following table summarizes total consideration transferred and the allocation of the purchase price to the acquired assets and liabilities:

Amount
(US$ thousands)
Fair value of total consideration transferred:
Cash consideration	$537,207
Contingent consideration (Value Share Mechanism)	26,552
Total consideration transferred	563,759

Recognized amounts of identifiable assets acquired, and liabilities assumed:
Current assets	$240,966
Property, plant and equipment	851,981
Deferred income tax assets	24,432
Other long-term assets	1,831
Current liabilities	(141,611)
Contract obligations	(306,960)
Asset retirement obligations	(104,305)
Other long-term liabilities	(2,575)
Total identifiable net assets acquired	$563,759

No goodwill has been recorded in connection with this acquisition as the purchase consideration equaled the fair value of the net assets acquired.

The following pro forma summary reflects consolidated results of operation as if the Curragh acquisition had occurred on January 1, 2018 (unaudited).

Six Months Ended June 30, 2018
(US$ thousands)
Revenue	1,116,183
Net Income	111,178

The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the Curragh acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable.  They are not the results that would have been realized had the acquisition actually occurred on January 1, 2018 and are not necessarily indicative of the Company’s consolidated results of operations in future periods.  The pro forma results include adjustments related to purchase accounting, depreciation of property and equipment, and do not include any anticipated synergies or other expected benefits that may be realized from the Curragh acquisition.

The pro forma results for the six months ended June 30, 2018 exclude non-recurring adjustments of $53.8 million of transaction costs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.              Segment Information

The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the USA.  The Company operates its business along four reportable segments:  Curragh, Buchanan, Logan and Greenbrier.  These segments are grouped based on geography.  Factors affecting and differentiating the financial performance of each of these four reportable segments generally include coal quality, geology, and coal marketing opportunities, mining and transportation methods and regulatory issues.  The Company believes this method of segment reporting reflects both the way its business segments are currently managed and the way the performance of each segment is evaluated.  The four segments consist of similar operating activities as each segment produces similar products.

The organization of the four reportable segments reflects how Coronado’s chief operating decision maker, or CODM, manages and allocates resources to the various components.  The CODM uses Adjusted EBITDA as the primary metric to measure each segment’s operating performance.

Adjusted EBITDA is defined as earnings before interest, tax, depreciation, depletion and amortization, other foreign exchange losses and loss on debt extinguishment. “Other and corporate” relates to additional financial information for the corporate function such as accounting, treasury, legal, human resources, compliance, and tax.  As such, the corporate function is not determined to be a reportable segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financials.

Reportable segment results as of and for the three and six months ended June 30, 2019 and 2018 are presented below.

	Curragh (1)	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Three months ended June 30, 2019
Total revenues	412,810	128,713	81,610	19,324	—	642,457
Adjusted EBITDA	151,561	60,289	18,126	1,227	(8,912)	222,291
Net income/(loss)	91,024	34,600	7,968	(1,959)	(14,127)	117,506
Total assets	1,182,652	511,095	315,252	145,846	63,638	2,218,483
Capital expenditures (2)	9,341	13,476	12,671	1,279	—	36,767

Three months ended June 30, 2018
Total revenues	387,379	126,292	59,230	18,294	335	591,530
Adjusted EBITDA	99,979	35,257	10,710	(188)	(6,570)	139,188
Net income/(loss)	54,217	24,755	3,989	3,845	(27,484)	59,322
Total assets	1,287,848	500,502	259,963	145,454	115,076	2,308,843
Capital expenditures (2)	17,838	7,973	4,623	381	160	30,975

Six months ended June 30, 2019
Total revenues	794,182	251,437	155,919	32,797	—	1,234,335
Adjusted EBITDA	271,709	116,401	35,291	(81)	(17,965)	405,355
Net income/(loss)	159,758	66,919	15,523	(5,033)	(22,841)	214,326
Total assets	1,182,652	511,095	315,252	145,846	63,638	2,218,483
Capital expenditures (2)	15,431	28,200	20,318	2,478	3	66,430

Six months ended June 30, 2018
Total revenues	387,379	260,501	112,655	38,188	960	799,683
Adjusted EBITDA	99,979	99,701	15,501	983	(74,336)	141,828
Net income/(loss)	54,217	76,843	2,748	(6,176)	(91,981)	35,651
Total assets	1,287,848	500,502	259,963	145,454	115,076	2,308,843
Capital expenditures (2)	17,838	15,628	13,191	559	430	47,646

(1)         On March 29, 2018, Coronado acquired the Curragh Mining business from Wesfarmers Limited.  Curragh is a separate reportable segment due to having separate management, location, assets, and operations.  Curragh is located in central Queensland, Australia and the reportable segment produces a wide variety of metallurgical coal.

(2)         Capital expenditures includes financing fees incurred through other financial liabilities for the purchase of certain equipment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(US$ thousands)		(US$ thousands)
Net income	$117,506	59,322	$214,326	35,651
Depreciation, depletion and amortization	45,508	42,594	85,279	64,402
Interest expense (net of income)	9,087	18,987	17,264	25,488
Other foreign exchange (gains) losses	3,157	5,290	(557)	6,848
Loss on retirement of debt	—	—	—	3,905
Income tax expense	47,033	12,995	89,043	5,534
Consolidated Adjusted EBITDA	$222,291	139,188	$405,355	141,828

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s segments, as the company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows.  All revenue is recognized at point in time.

	Three months ended June 30, 2019
	Curragh	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	(US $ thousands)
Product Groups
Metallurgical coal	$377,016	125,837	68,053	17,766	—	588,672
Thermal coal	26,687	2,827	12,058	446	—	42,018
Total coal revenue	403,703	128,664	80,111	18,212	—	630,690
Other(1)	9,107	49	1,499	1,112	—	11,767
Total	$412,810	128,713	81,610	19,324	—	642,457

	Three months ended June 30, 2018
	Curragh	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	(US$ thousands)
Product Groups
Metallurgical coal	$349,486	122,771	47,443	17,427	—	537,127
Thermal coal	25,048	3,521	11,787	27	—	40,383
Total coal revenue	374,534	126,292	59,230	17,454	—	577,510
Other(1)	12,845	—	—	840	335	14,020
Total	$387,379	126,292	59,230	18,294	335	591,530

	Six months ended June 30, 2019
	Curragh	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	(US $ thousands)
Product Groups
Metallurgical coal	$727,964	245,047	131,421	31,067	—	1,135,499
Thermal coal	47,978	6,306	22,208	496	—	76,988
Total coal revenue	775,942	251,353	153,629	31,563	—	1,212,487
Other(1)	18,240	84	2,290	1,234	—	21,848
Total	$794,182	251,437	155,919	32,797	—	1,234,335

	Six months ended June 30, 2018
	Curragh	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	(US$ thousands)
Product Groups
Metallurgical coal	$349,486	253,335	93,201	35,982	—	732,004
Thermal coal	25,048	7,127	19,454	713	—	52,342
Total coal revenue	374,534	260,462	112,655	36,695	—	784,346
Other(1)	12,845	39	—	1,493	960	15,337
Total	$387,379	260,501	112,655	38,188	960	799,683

(1)         Other revenue for Curragh includes the amortization of the Stanwell non-market coal supply contract obligation liability.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.              Expenses

Other, net

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(US$ thousands)		(US$ thousands)
Loss on foreign exchange swap	$—	—	$—	(15,695)
Other foreign exchange (losses) gains	(3,157)	(5,290)	557	(6,848)
Other (expenses) income	168	2,899	485	(4,303)
Total Other, net	$(2,989)	(2,391)	$1,042	(26,846)

6.              Inventories

(US$ thousands)	June 30, 2019	December 31, 2018
Raw coal	$54,407	$20,106
Saleable coal	23,051	26,374
Total coal inventories	77,458	46,480
Supplies inventory	51,966	48,623
Total inventories	$129,424	$95,103

7.              Property, Plant and Equipment

(US$ thousands)	June 30, 2019	December 31, 2018
Land	$27,035	$26,845
Buildings and improvements	83,831	89,027
Plant, machinery, mining equipment and transportation vehicles	794,619	765,432
Mineral rights and reserves	464,680	464,680
Office and computer equipment	3,752	3,700
Mine development	487,156	479,152
Asset retirement obligation asset	83,894	80,993
Construction in process	81,423	43,691
	2,026,390	1,953,520
Less accumulated depreciation, depletion and amortization	423,303	334,962
Net property, plant and equipment	$1,603,087	$1,618,558

8.              Goodwill and Other Intangible Assets

(a)         Acquired Intangible Assets

	June 30, 2019
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	800	700
Mining permits - Logan	15	1,642	717	925
Mining permits - Buchanan	28	4,000	404	3,596
Total intangible assets		$7,142	1,921	5,221

	December 31, 2018
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	760	740
Mining permits - Logan	15	1,642	638	1,004
Mining permits - Buchanan	28	4,000	342	3,658
Total intangible assets		$7,142	1,740	5,402

Amortization expense is charged using the straight-line method over the useful lives of the respective intangible asset.  The aggregate amount of amortization expense for amortizing intangible assets for the three months ended June 30, 2019 and 2018 was $0.1 million and $0.1 million, respectively. The aggregate amount of amortization expense for amortizing intangible assets for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.2 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)         Goodwill

In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million.  The balance of goodwill as at both June 30, 2019 and December 31, 2018 was $28.0 million.

9.              Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(US$ thousands)	June 30, 2019	December 31, 2018
Wages and employee benefits	$64,520	$50,819
Taxes other than income taxes	8,221	6,512
Accrued royalties	50,648	49,129
Accrued freight costs	29,118	26,509
Accrued mining fees	52,187	45,615
Cash flow hedge derivative liability	—	5,311
Acquisition related accruals	30,186	30,349
Other liabilities	17,471	29,252
Total accrued expenses and other current liabilities	$252,351	$243,496

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $30.2 million. This amount was outstanding as at June 30, 2019 and December 31, 2018 pending financial assessment to be made by the Office of State Revenue in Queensland, Australia.

10.       Leases

On January 1, 2019, the Company adopted ASC 842, Leases. Changes to the Company’s accounting policy as a result of adoption are discussed below.

From time to time, the Company enters into mining services contracts which may include embedded leases of mining equipment and other contractual agreements to lease mining equipment and facilities. Based upon the Company’s assessment of the terms of a specific lease agreement, the Company classifies a lease as either finance or operating.

(a)         Finance Leases

ROU assets related to finance leases are presented in property, “Property, plant and equipment, net” on the unaudited Condensed Consolidated Balance Sheet. Lease liabilities related to finance leases are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non-current) on the unaudited Condensed Consolidated Balance Sheet.

Finance lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

(b)         Operating Leases

ROU assets related to operating leases are presented as “Right of use asset — operating leases, net”, on the unaudited Condensed Consolidated Balance Sheet. Lease liabilities related to operating leases that are subject to the ASC 842 measurement requirements such as operating leases with lease terms greater than twelve months are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non-current) on the unaudited Condensed Consolidated Balance Sheet.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating lease ROU assets may also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. The Company has lease arrangements with lease and non-lease components which are accounted for separately. Non-lease components of the lease payments are expensed as incurred and are not included in determining the present value. As at June 30, 2019 the unaudited Condensed Consolidated Balance Sheet included $41.5 million of operating lease liabilities relating to equipment embedded within mining service contracts.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to Company’s right-of use assets and related lease liabilities are as follows:

(US$ thousands)	Three month ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs	$6,378	12,861
Cash paid for operating lease liabilities	4,049	11,073

Finance lease costs:
Amortization of right of use assets	628	1,221
Interest on lease liabilities	52	108
Total finance lease costs	$680	1,329

(US$ thousands)	June 30, 2019	December 31, 2018
Operating leases:
Operating lease right-of-use assets	$64,343	—

Finance leases:
Property and equipment	7,881	7,074
Accumulated depreciation	(4,135)	(2,914)
Property and equipment, net	3,746	4,160

Current operating lease obligations	26,863	—
Operating lease liabilities, less current portion	51,064	—
Total operating lease liabilities	77,927	—

Current finance lease obligations	1,265	1,308
Finance lease liabilities, less current portion	1,838	2,481
Total Finance lease liabilities	3,103	3,789

Total Lease liability	$81,030	3,789

June 30, 2019
Weighted Average Remaining Lease Term (Years)
Weighted average remaining lease term — finance leases	1.18
Weighted average remaining lease term — operating leases	3.24

Weighted Average Discount Rate
Weighted discount rate — finance lease	6.25%
Weighted discount rate — operating lease	7.94%

The Company’s operating leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the terms deemed reasonable to exercise. Maturities of lease liabilities are as follows:

(US$ thousands)	Operating lease	Finance lease
Year ending December 31,
2019	$16,013	712
2020	30,436	2,568
2021	22,362	—
2022	8,434	—
2023	8,427	—
Thereafter	2,103	—
Total lease payments	87,775	3,280
Less imputed interest	(9,848)	(177)
Total lease liability	$77,927	3,103

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Income Taxes

The Company is a corporation for U.S. federal and state income tax purposes. The Company’s accounting predecessor, Coronado Group LLC, was and is treated as a flow-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, unless otherwise specified, the historical results of operations and other financial information set forth in the Company’s registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019, for periods prior to the incorporation of the Company and the Reorganization Transaction do not include any provision for U.S. income taxes.

For the three and six months ended June 30, 2019 and 2018, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2019 estimated annual effective tax rate, including discrete items, is 29.4%. The Company had income tax expense of $47.0 million and $89.0 million for the three and six months ended June 30, 2019 respectively.

Income tax expense of $13.0 million for the three months ended June 30, 2018 and $5.5 million for the six months ended June 30, 2018 related solely to the Company’s Australian Operations and was calculated based on effective tax rate for the period, before any discrete items, of 13%.

The Company’s U.S. entities had no income tax expense for the three and six months ended June 30, 2018 because prior to September 19, 2018 they were treated as partnerships for U.S. income tax purposes.

12.       Interest Bearing Liabilities

The Company has a Multicurrency Revolving Syndicated Facility Agreement, or SFA, dated September 15, 2018, comprising of Facility A ($350 million loan facility) and Facility B (A$370 million bank guarantee facility). The SFA provides that the Company may borrow funds from Facility A for a period of one, two, three or six months, each referred to as a Term. The interest rate is set at the commencement of each Term. At the end of each Term, the Company may elect to repay the loan or extend any loan amount outstanding for a further period of one, two, three or six months. The Term of the loan cannot extend beyond the termination date of the SFA, being February 15, 2022.

During the period January 1, 2019 to June 30, 2019 the Company borrowed $104.0 million under the SFA to fund the dividend payment made on March 29, 2019 of $299.7 million, and for other working capital purposes. The funds borrowed were fully repaid by June 30, 2019. There were no interest-bearing liabilities outstanding under the SFA at June 30, 2019 and at December 31, 2018.

13.       Contract Obligations

The following is a summary of the contract obligations as of June 30, 2019:

(US$ thousands)	Short-term	Long-term	Total
Coal leases contract liability	$843	21,774	22,617
Stanwell below market coal supply agreement	34,223	202,659	236,882
	$35,066	224,433	259,499

The following is a summary of the contract obligations as of December 31, 2018:

(US$ thousands)	Short-term	Long-term	Total
Terminal services contract liability	$2,717	11,549	14,266
Coal leases contract liability	844	22,354	23,198
Stanwell below market coal supply agreement	35,555	219,675	255,230
	$39,116	253,578	292,694

On adoption of ASC 842 — Leases the Terminal services contract liability was eliminated against the Terminal services Right of Use Asset on the unaudited Condensed Consolidated Balance Sheet.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.       Deferred Consideration Liability

On August 14, 2018 the Company completed the purchase of the Stanwell Reserved Area, or the SRA, adjacent to the current Curragh mining tenements. This area was acquired on a deferred consideration basis and on acquisition the Company recognized a “Right-to-mine-asset” and a corresponding deferred consideration liability of $155.2 million, calculated using a pre-tax discount rate of 13% representing fair value of the arrangements and the date of acquisition. The deferred consideration liability will reflect passage of time changes by way of an annual accretion at the pre-tax discount rate of 13% while the liability will decrease as domestic coal is supplied to Stanwell from the SRA. The accretion of deferred consideration is recognized in “Interest expense, net” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(US$ thousands)	June 30, 2019	December 31, 2018
Stanwell Reserved Area deferred consideration	$164,148	155,332
	$164,148	155,332

15.       Earnings per Share

Basic earnings per share of common stock is computed by dividing net income attributable to the Company for the period, by the weighted-average number of shares of common stock outstanding during the same period.  Diluted earnings per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.  There were no traded shares of common stock outstanding prior to October 23, 2018, therefore no earnings per share information has been presented for any period prior to that date.

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

(US$ thousands, except per share data)	Three months ended June 30, 2019	Six months ended June 30, 2019
Numerator:
Net Income	$117,506	$214,326
Less: Net income attributable to Non-controlling interest	(4)	(4)
Net Income attributable to Company stockholders	$117,510	$214,330
Denominator:
Weighted-average shares of common stock outstanding	96,652	96,652
Effects of dilutive shares	3	4
Weighted average diluted shares of common stock outstanding	96,655	96,656
Earnings Per Share (US$):
Basic	$1.22	$2.22
Dilutive	$1.22	$2.22

16.       Derivatives and Fair Value Measurement

(a)         Derivatives

The Company may use derivative financial instruments to manage its risk in the normal course of operations, including foreign currency risks, price risk related to forecast purchase of raw materials (such as gas or diesel) and interest rate risk. Derivatives are exclusively used for cashflow hedges purposes and hedging for speculative purposes is strictly prohibited under the Treasury Risk Management Policy approved by our Board of Directors.

In 2018, the Company entered into forward derivative contracts with an aggregate notional amount of $44.6 million to hedge its exposure to diesel fuel prices for diesel fuel that is used in the operations at Curragh. The aggregated notional amount of these derivative contracts at June 30, 2019 was $24.0 million. During the three months ended June 30, 2019 the Company entered into additional derivative contracts, with a notional amount of $59.1 million, to hedge its exposure to diesel fuel prices in relation to Curragh consumption of diesel fuel in 2020. The aggregate notional amount for all outstanding derivative contracts was $83.1 million at June 30, 2019.  The forward diesel fuel contracts were designated as cash flow hedges.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivatives reflected in the accompanying unaudited Condensed Consolidated Balance Sheet are set forth in the table below:

		June 30, 2019		December 31, 2018
(US$ thousands)	Classification	Derivative asset	Derivative liability	Derivative asset	Derivative liability
	Other current liabilities	—	—	—	5,402
Forward fuel contracts	Other current asset	2,317	—	—	—
	Other non-current assets	1,308	—	—	—
		3,625	—	—	5,402

The forward fuel contracts were designated as cash flow hedges. The following table presents our details of these outstanding hedge contracts:

	June 30, 2019			December 31, 2018
(in thousands)	Notional amount	Unit of measure	Varying maturity dates	Notional amount	Unit of measure	Varying maturity dates
Designated forward fuel contracts	176,342	Liters	July 2019 — December 2020	93,420	Liters	January 2019 — December 2019

Other derivatives

During the six months ended June 30, 2018 the Company entered into a foreign exchange swap contract to hedge against the exposure fluctuations in the Australian Dollar against the U.S. Dollar on the purchase price of Curragh between the Agreement date and the completion date.  The Company elected not to formally designate the swaps as cash flow hedges.  As such, the Company accounted for the foreign exchange swaps as an economic hedge and recorded at fair value at the end of each reporting period.  Pursuant with ASC 815, the foreign exchange swaps were initially recorded at fair value and all subsequent changes were recorded to “Other, net” (see Note 5 — “Other, net”) within the unaudited Condensed Consolidated Statements of Operations.  As of June 30, 2019, the Company did not have any foreign exchange swaps outstanding.

(b)         Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that will be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair values of financial instruments involve uncertainty and cannot be determined with precision.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.  The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the market.  When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs:  Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs:  Other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs:  Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Financial Instruments Measured on a Recurring Basis

As of June 30, 2019, the Company has the following liabilities that are required to be measured at fair value on a recurring basis:

•                  Forward commodity contracts:  valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

•                  Contingent royalty:  fair value is determined using the Black-Scholes option pricing formula (Level 3)

•                  VSM:  fair value is determined using the projected cash flow analysis (Level 3)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the hierarchy of the Company’s net financial liabilities positions for which fair value is measured on a recurring basis as of June 30, 2019:

(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	3,625	—	3,625
Contingent royalty	—	—	10,073	10,073
VSM	—	—	351	351
	$—	3,625	10,424	14,049

The Company’s net financial liability positions for which fair value is measured on a recurring basis as of December 31, 2018 was as follows:

(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	5,402	—	5,402
Contingent royalty	—	—	17,216	17,216
VSM	—	—	12,987	12,987
	$—	5,402	30,203	35,605

Contingent Royalty Consideration

Key assumptions in the valuation include the gross sales price forecast, export volume forecast, volatility, the risk-free rate, and credit-spread of the Company.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands)	Fair value at June 30, 2019	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability(1)	$10,073	Black-Scholes Options model	Gross sales price forecast per ton	$104.0 to $111.9 ($109.8)
			Export volume forecast (000’s)	5,221 tons over 21 months
			Volatility	15.6%
			Risk-free rate	2.11% to 2.37% (2.29)%
			Company credit spread	0.072

(1)  $6.9 million of this amount is classified as a current liability with the remaining $3.1 million classified as a non-current liability.

Value Share Mechanism

Key assumptions in the valuation sales price forecast, expected volume forecast, tax rate and Foreign Exchange, or FX, rate.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands)	Fair value at June 30, 2019	Valuation technique	Unobservable input	Range (Weighted Avg.)
Value Share Mechanism (VSM)	$351	Projected cash flows	Gross sales price forecast per ton	$131.3 to $146.8 $(137.8)
			Tax rate	30.00%
			FX rate	0.7020

Given the remaining period of the VSM obligation is short-term, the valuation technique has been changed from Monte Carlo simulation to a projected cash flow analysis.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of all the activity related to the contingent royalty liability and value share mechanism:

	Six months ended June 30, 2019 activity
(US$ thousands)	Account classification	Contingent Royalty Liability	VSM	Incurred royalties	Total
Beginning balance at January 1, 2019:		$17,216	12,987	8,295	38,498
Statement of Operation activity:
Contingent liability/VSM expense incurred	Other royalties			15,105	15,105
Decrease in VSM Liability value	Other royalties		(12,636)		(12,636)
Decrease in Contingent Royalty Liability value	Other royalties	(7,143)			(7,143)
Total Statement of Operations activity:		$(7,143)	(12,636)	15,105	(4,674)
Cash paid to CONSOL/Wesfarmers				(18,384)	(18,384)
Balance sheet:
Royalties payable to CONSOL/Wesfarmers	Accrued expenses and other liabilities			5,016	5,016
VSM Liability	Contingent royalty consideration—current		351		351
Contingent Royalty Liability	Contingent royalty consideration	10,073			10,073
Total liabilities		$10,073	351	5,016	15,440

There are no other fair value measurements of assets and liabilities that are measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018.

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of June 30, 2019 and December 31, 2018:

•                  Cash and restricted cash, accounts receivable, accounts payable, accrued expenses, lease liabilities and other current financial liabilities:  The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets approximate fair value due to the short maturity of these instruments.

•                  Deposits and reclamation bonds, lease liabilities and other financial liabilities:  The fair values approximate the carrying values reported in the unaudited Condensed Consolidated Balance Sheets.

17.       Commitments

(a)         Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates.  The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2019	2,624
2020	5,313
2021	5,175
2022	5,010
2023	4,935
Thereafter	25,884
Total	48,941

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities — Mining.

(b)         Other commitments

As of June 30, 2019, purchase commitments for capital expenditures were $23.8 million, all of which is obligated within the next 12 months.

The Company has entered into fixed price contracts to purchase fuel for the U.S. Operations.  As of June 30, 2019, the commitment for fuel purchases were $5.6 million, all of which is obligated within the six months to December 31, 2019.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years.  In the U.S., the Company typically negotiates its rail and coal terminal on an annual basis.  As of June 30, 2019, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.04 billion, of which approximately $90.3 million is obligated within the next year.

18.       Related-Party Transactions

X-Coal

During the three and six months ended June 30, 2019 the Company sold coal to Xcoal Energy and Resources, or Xcoal, an entity associated with Non-Executive director, Mr. Ernie Thrasher.  Revenues from Xcoal of $135.3 million and $98.5 million, respectively, are recorded as coal revenues on the unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2019 and 2018. Revenues from Xcoal of $293.2 million and $213.0 million, respectively, are recorded as coal revenues on the unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2019 and 2018. At June 30, 2019 amounts due from Xcoal in respect of coal sales were $59.7 million.  As of December 31, 2018, amounts due from Xcoal in respect of coal sales were $36.0 million.  These balances are included in related party receivables.

19.       Contingencies

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s unaudited Condensed Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees or off-balance sheet financial instruments.

Facility B of the SFA provides A$370 million for issuing bank guarantees in Australian dollars. At June 30, 2019 Facility B of the SFA had been utilized to issue A$ 268.5 million of bank guarantees on behalf of the Company. In order to satisfy an obligation to provide a U.S. dollar bank guarantee to a third party, on June 12, 2019, the Company entered into a Bank Guarantee Facility Agreement with Westpac Banking Corporation with a limit of $28.6 million. At June 30, 2019, this facility was fully utilized to issue a bank guarantee to a third party for $28.6 million.

Curragh is a co-defendant to proceedings in the Queensland Supreme Court brought by Aurizon. Aurizon’s claim relates to costs relating to the co-defendants’ use of the Wiggins Island Coal Export Terminal Pty Ltd, or WICET, rail links, in particular, whether the “First Milestone Target Date”, which triggers certain “WIRP Fee” payments under the Wiggins Island Rail Project Deed, or WIRP Deed, has been achieved. On June 27, 2019, the Queensland Supreme Court delivered judgements in favor of Aurizon against Coronado Curragh Pty Ltd and the other co-defendants.  The Company intends to continue to strongly contest the matter. The Company, together with the other co-defendants, lodged a notice of appeal of the Queensland Supreme Court judgement on July 25, 2019. It is currently expected that, were Aurizon successful in the ultimate result of the litigation and expert determinations, Coronado Curragh Pty Ltd would be required to pay approximately A$2.3 million per annum for the term of the WIRP Deed (which is 233 months). Resolution of this dispute would also result in the Company’s below rail access to WICET (of 1.5 MMtpa) becoming a firm contractual capacity entitlement (and the subject of a 20 year take-or-pay access agreement) instead of an ad hoc entitlement only. The Company’s unaudited Condensed Consolidated Balance Sheet includes an estimated loss contingency associated with these proceedings of approximately $4.2 million and $3.5 million as at June 30, 2019 and December 31, 2018, respectively.

From time to time, the Company becomes a party to other legal proceedings in the ordinary course of business in Australia, the U.S. and other countries where the Company does business.  Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.

The liabilities recorded in relation to the above litigations do not include estimated future costs associated with legal representation, which, in accordance with the Company’s policy, are expensed as incurred. In management’s opinion, the Company is not currently involved in any legal proceedings, which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or liquidity of the Company.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.       Subsequent Events

On August 5, 2019, the Board of Directors declared a fully franked interim dividend of $0.112 per Chess Depository Instrument, or CDI. The dividend will have a record date of August 26, 2019, payable on September 20, 2019. Holders of CDIs trading on the ASX who elect to receive the dividend in Australian currency will be paid based on the exchange rate on the record date. The ex-dividend date will be August 23, 2019.

On August 5, 2019, the Board of directors declared a return of capital of $0.298 per CDI. The return of capital will have a record date of August 26, 2019, payable on September 20, 2019. Holders of CDIs trading on the ASX who elect to receive the return of capital in Australian currency will be paid based on the exchange rate on the record date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Coronado Global Resources Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Coronado Global Resources Inc. and subsidiaries (the Company) as of June 30, 2019, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2019 and 2018, the related condensed consolidated statements of changes in stockholders’ equity/members’ capital and cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity/members’ capital, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

Richmond, Virginia

August 5, 2019

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes to those statements included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2018 included in Coronado Global Resources Inc.’s registration statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission, or SEC, and the Australian Securities Exchange, or the ASX, on June 28, 2019.

Unless otherwise noted, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Company,” or “Coronado” refer to Coronado Global Resources Inc. and its consolidated subsidiaries and associates, unless the context indicates otherwise.

All production and sales volumes contained in this Quarterly Report on Form 10-Q are expressed in metric tons, or Mt, millions of metric tons, or MMt, or millions of metric tons per annum, or MMtpa, except where otherwise stated. One Mt (1,000 kilograms) is equal to 2,204.62 pounds and is equivalent to 1.10231 short tons. In addition, all dollar amounts contained herein are expressed in United States dollars, or US$, except where otherwise stated. References to “A$” are references to Australian dollars, the lawful currency of the Commonwealth of Australia. Some numerical figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in certain tables may not equal the sum of the figures that precede them.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations, financial performance and condition, the coal, steel and other industries, as well as our plans, objectives and expectations for our business, operations, financial performance and condition. Forward-looking statements may be identified by words such as “may,” “could,” “believes,” “estimates,” “expects,” “intends,” “considers” and other similar words.

Any forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance, events or outcomes to differ materially from the results, performance, events or outcomes expressed or anticipated in these statements, many of which are beyond our control. Such forward-looking statements are based on an assessment of present economic and operating conditions on a number of best estimate assumptions regarding future events and actions. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:

•                  the prices we receive for our coal;

•                  the demand for steel products, which impacts the demand for our metallurgical, or Met, coals;

•                  risks inherent to mining;

•                  the loss of, or significant reduction in, purchases by our largest customers;

•                  our ability to collect payments from our customers depending on their creditworthiness, contractual performance or otherwise;

•                  our ability to continue acquiring and developing coal reserves that are economically recoverable;

•                  uncertainties in estimating our economically recoverable coal reserves;

•                  transportation for our coal becoming unavailable or uneconomic for our customers;

•                  the risk that we may be required to pay for unused capacity pursuant to the terms of our take-or-pay arrangements with rail and port operators;

•                  our ability to retain key personnel and attract qualified personnel;

•                  any failure to maintain satisfactory labor relations;

•                  our ability to obtain, renew or maintain permits and consents necessary for our operations;

•                  potential costs or liability under applicable environmental laws and regulations, including with respect to any exposure to hazardous substances caused by our operations, as well as any environmental contamination our properties may have or our operations may cause;

•                  extensive regulation of our mining operations and future regulations and developments;

•                  our ability to provide appropriate financial assurances for our obligations under applicable laws and regulations;

•                  assumptions underlying our asset retirement obligations for reclamation and mine closures;

•                  concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, which could result in increased regulation of coal combustion in many jurisdictions and divestment efforts affecting the investment community;

•                  the extensive forms of taxation that our mining operations are subject to, and future tax regulations and developments;

•                  risks unique to international mining and trading operations;

•                  any cyber-attacks or other security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us, our customers or other third parties;

•                  a decrease in the availability or increase in costs of key supplies, capital equipment or commodities, such as diesel fuel, steel, explosives and tires;

•                  unfavorable economic and financial market conditions;

•                  the risk that we may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;

•                  risks related to divestitures and acquisitions;

•                  our indebtedness and ability to comply with the covenants under the agreements governing such indebtedness;

•                  our ability to generate sufficient cash to service all of our indebtedness or other obligations;

•                  the risk that diversity in interpretation and application of accounting principles in the mining industry may impact our reported financial results; and

•                  other risks and uncertainties detailed in this report, including, but not limited to, those discussed in “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

See Item 1A. “Risk Factors” of our registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements, as well as others made in this Quarterly Report on Form 10-Q and hereafter in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by applicable law.

Overview

We are a global producer, marketer and exporter of a full range of Met coals. We own a portfolio of operating mines and development projects in Queensland, Australia and in Virginia, West Virginia and Pennsylvania in the United States.

Our operations in Australia, or our Australian Operations, comprise the 100%-owned Curragh producing mine complex. Our operations in the United States, or the U.S. Operations, comprise three 100%-owned producing mine complexes (Buchanan, Logan and Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate). In addition to Met coal, our Australian Operations sell thermal coal, which is used to generate electricity, to Stanwell. Our U.S. Operations also produce and sell some thermal coal that is extracted in the process of mining Met coal.

Our business profile primarily focuses on the production of Met coal for the North American and seaborne export markets. For the six months ended June 30, 2019, we produced and sold 10.4 MMt of coal. Met coal and thermal coal sales represented approximately 80.0% and 20.0%, respectively, of our total volume of coal sold for the six months ended June 30, 2018.

In accordance with Accounting Standards Codification, or ASC, 280, Segment Reporting, we have adopted the following reporting segments: Curragh; Buchanan; Logan; and Greenbrier. In addition, “Corporate and other” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financial statements.

Factors Affecting Comparability of our Financial Statements

Due to several factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief description of the key factors impacting the comparability of our results of operations.

Curragh Acquisition

On March 29, 2018, we acquired Curragh from Wesfarmers Ltd, or Wesfarmers, for aggregate consideration, on the date of the transaction, of $563.8 million. We refer to this transaction as the Curragh acquisition.  The operating results of Curragh have been included in our consolidated financial statements since March 29, 2018.

Corporate Reorganization Transaction

During the year ended December 31, 2018, Coronado Group LLC and Coronado Global Resources Inc. completed a common control reorganization of their legal entity structure, which we refer to as the Reorganization Transaction. Prior to the Reorganization Transaction in August 2018, Coronado Group HoldCo LLC, the holding company of our Australian Operations, was a wholly-owned subsidiary of Coronado Group LLC.

The Company is a corporation for U.S. federal and state income tax purposes. The Company’s accounting predecessor, Coronado Group LLC, was and is treated as a flow-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level.

The Reorganization Transaction was treated as a combination of entities under common control in line with ASC 805, Business Combinations, whereby the receiving entity (the Company) recorded the contributed assets and liabilities at the carrying value of Coronado Group LLC. Prior to the Reorganization Transaction, the consolidated financial statements of the Company reflect the net assets and operations of Coronado Group LLC. The financial statements presented following the Reorganization Transaction are those of the receiving entity (the Company) and are retrospectively adjusted to present that entity as if it always held the net assets or equity interests previously held by the seller, Coronado Group LLC. As such, financial information (including comparatives) of the Company has been presented as a continuation of the pre-existing accounting values of assets and liabilities in Coronado Group LLC’s financial statements.

Australian IPO

On October 23, 2018, we completed an initial public offering on the ASX, pursuant to which the Company issued and sold the equivalent of 16,651,692 shares of common stock in the form of CHESS Depositary Interests, or CDIs, and the EMG Group sold the equivalent of 2,691,896.4 shares of common stock in the form of CDIs.

Results of Operations

How We Evaluate Our Operations

We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our coal sales contracts, for which prices generally are set based on daily index averages or on a quarterly basis.

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. These financial and operating metrics include: (i) safety and environmental metrics; (ii) sales volumes and average realized price per Mt sold, which we define as coal revenues divided by sales volume; (iii) Met sales volumes and average realized met price per Mt sold, which we define as met coal revenues divided by met sales volume; (iv) average segment mining costs per Mt sold, which we define as cost of coal revenues divided by sales volumes; and (v) average segment operating costs per Mt sold, which we define as segment operating costs divided by sales volumes.

Coal revenues are shown on our statement of operations and comprehensive income exclusive of other revenues. Operating expenses are inclusive of cost of coal revenues, freight expense, Stanwell rebate and other royalties and exclude depreciation, depletion and amortization, and selling, general, and administrative expenses. Cost of coal revenues is shown on our statement of operations and comprehensive income exclusive of freight expense, Stanwell rebate, other royalties, depreciation, depletion and amortization and selling, general and administrative expenses. Cost of coal revenues excludes these cost components as our chief operating decision maker, or CODM, does not view these costs as directly attributable to the production of coal. We believe our presentation of cost of coal revenues is useful to investors in providing an accurate view of the costs directly attributable to the production of coal in our mining costs segment. Additionally, for our international sales contracts, we typically bear the cost of freight from our mines to the applicable outbound shipping port, while freight costs from the port to the end destination are typically borne by the customer. For our domestic sales, customers typically bear the cost of freight. As such, freight expenses are excluded from cost of coal revenues to allow for consistency and comparability in evaluating our operating performance.

Non-GAAP Financial Measures; Other Measures

The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. Non-GAAP financial measures, including Adjusted EBITDA, are used by investors to measure our operating performance and lenders to measure our ability to incur and service debt.

Adjusted EBITDA is defined as earnings before interest, tax, depreciation, depletion and amortization, other foreign exchange losses and loss on debt extinguishment. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. A reconciliation of Adjusted EBITDA to its most directly comparable measure under U.S. GAAP is included below. In addition, we present Adjusted EBITDA on a supplemental pro forma basis.

Segment Adjusted EBITDA is defined as Adjusted EBITDA by operating and reporting segment, adjusted for certain transactions, eliminations or adjustments that our CODM does not consider for making decisions to allocate resources among segments or assessing segment performance. Segment EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, industry analysts and lenders to assess the operating performance of the business.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Summary

Our financial and operational highlights for the three months ended June 30, 2019:

•                  Tonnage sold totaled 5.4 MMt for the three months ended June 30, 2019, or 0.2 MMt higher than the three months ended June 30, 2018. Significant improvements to rail availability at Curragh during the second quarter of 2019 provided the opportunity to recover delayed sales from the first quarter of 2019.

•                  Net income increased by $58.2 million, from $59.3 million for the three months ended June 30, 2018, to net income of $117.5 million for the three months ended June 30, 2019, reflecting increases in operating income and lower other expenses, partly offset by income tax expense.

•                  Coal markets remained positive during the three months ended June 30, 2019 as coal revenues averaged $5.8 per ton higher compared to the three months ended June 30, 2018.

•                  Adjusted EBITDA for the three months ended June 30, 2019 totaled $222.3 million, an increase of $83.1 million, from Adjusted EBITDA of $139.2 million for the three months ended June 30, 2018, driven by very strong revenues and lower operating costs.

•                  As of June 30, 2019, we had cash of $46.0 million (excluding restricted cash) and $350.0 million of availability under the Multicurrency Revolving Syndicated Facility Agreement, dated September 15, 2018, which we refer to as the SFA.

	For Three Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Revenues:
Coal revenues	630,690	577,510	53,180	9.2%
Other revenues	11,767	14,020	(2,253)	(16.1)%
Total revenues	642,457	591,530	50,927	8.6%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	264,137	305,309	(41,172)	(13.5)%
Depreciation, depletion and amortization	45,508	42,594	2,914	6.8%
Freight expenses	52,035	40,912	11,123	27.2%
Stanwell rebate	45,847	32,812	13,035	39.7%
Other royalties	49,073	67,695	(18,622)	(27.5)%
Selling, general, and administrative expenses	9,242	8,513	729	8.6%
Total costs and expenses	465,842	497,835	(31,993)	(6.4)%
Operating income	176,615	93,695	82,920	88.5%
Other income (expenses):
Interest expense, net	(9,087)	(18,987)	9,900	(52.1)%
Loss on debt extinguishment	—	—	—	—
Other, net	(2,989)	(2,391)	(598)	25.0%
Total other expenses, net	(12,076)	(21,378)	9,302	(43.5)%
Net income before tax	164,539	72,317	92,222	127.5%
Income tax expense	(47,033)	(12,995)	(34,038)	261.9%
Net income	117,506	59,322	58,184	98.1%
Less: Net loss attributable to noncontrolling interest	(4)	(2)	(2)	100.0%
Net income attributable to Coronado Global Resources Inc.	117,510	59,324	58,186	98.1%

Coal Revenues

Coal revenues were $630.7 million for the three months ended June 30, 2019, an increase of $53.2 million, as compared to $577.5 million for the three months ended June 30, 2018. The increase in coal revenues was attributable to higher Met coal sales volumes and higher average realized Met coal price per ton sold during the 2019 period. Improvements in rail conditions at Curragh underpinned the increase in sales volumes whereas higher average realized Met coal pricing was primarily driven by committed (fixed and index priced) high volatile coal sales from the Logan segment, as well as an improved higher yielding Met coal sales mix.

Other Revenues

Other revenues were $11.8 million for the three months ended June 30, 2019, a decrease of $2.3 million, as compared to $14.0 million for the three months ended June 30, 2018. The decrease is predominantly related to Curragh, which recorded $12.6 million in other revenues relating to the amortization of the Stanwell non-market coal supply agreement, or CSA, liability for the three months ended June 30, 2018 compared to $8.5 million recognized for the three months ended June 30, 2019. This decrease was partially offset by an increase in freight revenues with respect to certain arrangements with customers at Logan and Greenbrier.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues for the Company were $264.1 million for the three months ended June 30, 2019, a decrease of $41.2 million, as compared to $305.3 million for the three months ended June 30, 2018. The primary reasons for this decrease are: (1) the three months to June 30, 2018 included the unwind of a $21.4 million fair value adjustment recognized to coal inventories on the acquisition of Curragh; and (2) favorable average foreign exchange rate on translation of the Curragh operations for the three months ended June 30, 2019 of A$/US$: 0.71 versus 0.76 for the three months ended June 30, 2018. This was partially offset by higher production costs of $3.4 million at our U.S. Operations, primarily due to adverse geological mining conditions at certain mine complexes.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $45.5 million for the three months ended June 30, 2019, an increase of $2.9 million, as compared to $42.6 million for the three months ended June 30, 2018. The increase was largely associated with our operating segments in the United States (Buchanan, Logan and Greenbrier) for which depreciation expense increased by $2.1 million, predominantly due to the expiration of a credit that was previously recognized on amortization of sales contracts.

Freight Expenses

The amount of freight expenses was $52.0 million for the three months ended June 30, 2019, an increase of $11.1 million, as compared to $40.9 million for the three months ended June 30, 2018. Curragh’s freight costs contributed $4.4 million to this increase driven by higher sales volumes which in turn incurred higher railings and port charges. The remaining $6.7 million increase relates mainly to new sales contracts entered into at Logan and Greenbrier which include the rendering of rail and port services to certain customers.

Stanwell Rebate

The Stanwell rebate was $45.8 million for the three months ended June 30, 2019, an increase of $13.0 million, as compared to $32.8 million for the three months ended June 30, 2018. The increase is driven primarily from higher export sales volumes in the three months ended June 30, 2019 versus the three months ended June 30, 2018.

Other Royalties

Other royalties were $49.0 million in the three months ended June 30, 2019, a decrease of $18.6 million, as compared to $67.7 million in the three months ended June 30, 2018.  The variance was primarily driven by a significant mark-to-market write up in the Contingent Royalty Consideration (payable to CONSOL) during the 2018 in respect of the Buchanan mine for $19.4 million due to higher forecast Met pricing at the end of June 30, 2018.

Interest Expense

Interest expense, net of interest income, was $9.1 million for the three months ended June 30, 2019, a decrease of $9.9 million, as compared to interest expense of $19.0 million for the three months ended June 30, 2018. This decrease in interest expense was primarily attributable to the repayment of the $700 million term loan on October 24, 2018. The interest expense for the three months ended June 30, 2019 includes the discount rate unwind of the Stanwell Reserved Area, or the SRA, deferred consideration liability of $4.9 million and interest and finance charges on the SFA of $3.3 million.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Summary

Our financial and operational highlights for the six months ended June 30, 2019:

•                  Tonnage sold totaled 10.4 MMt for the six months ended June 30, 2019, or 5.1 MMt higher than the six months ended June 30, 2018, predominantly due to the acquisition of Curragh on March 29, 2018.

•                  Net income increased by $178.7 million, from $35.7 million for the six months ended June 30, 2018, to $214.3 million for the six months ended June 30, 2019, reflecting increases in operating income, predominantly due to the acquisition of Curragh on March 29, 2018, lower interest expense, no loss on debt extinguishment, and lower other expenses, partly offset by higher income tax expense.

•                  Coal markets strengthened during the six months ended June 30, 2019 as revenues averaged $116.7 per Mt sold, 6.7% higher compared $109.4 per ton sold for the six months ended June 30, 2018.

•                  Adjusted EBITDA for the six months ended June 30, 2019 totaled $405.4 million, an increase of $263.5 million, from Adjusted EBITDA of $141.8 million for the six months ended June 30, 2018.

•                  Net cash of $301.2 million by operating activities for the six months ended June 30, 2019 was partly offset by capital expenditures of $66.4 million.

•                  During the six months ended June 30, 2019, we paid a dividend of $299.7 million, which was funded by available cash and borrowings. The monies borrowed were fully repaid by June 30, 2019.

•                  As of June 30, 2019, we had available cash of $46.0 million (excluding restricted cash) and $350.0 million of additional liquidity available under the Syndicated Facility Agreement.

	For Six Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Revenues:
Coal revenues	1,212,487	784,346	428,141	54.6%
Other revenues	21,848	15,337	6,511	42.5%
Total revenues	1,234,335	799,683	434,652	54.4%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	533,696	424,620	109,076	25.7%
Depreciation, depletion and amortization	85,279	64,402	20,877	32.4%
Freight expenses	89,362	45,155	44,207	97.9%
Stanwell rebate	94,674	32,812	61,862	188.5%
Other royalties	93,422	82,987	10,435	12.6%
Selling, general, and administrative expenses	18,311	52,283	(33,972)	(65.0)%
Total costs and expenses	914,744	702,259	212,485	30.3%
Operating income	319,591	97,424	222,167	228.0%
Other income (expenses):
Interest expense, net	(17,264)	(25,488)	8,224	(32.3)%
Loss on debt extinguishment	—	(3,905)	3,905	(100.0)%
Other, net	1,042	(26,846)	27,888	(103.9)%
Total other expenses, net	(16,222)	(56,239)	40,017	(71.2)%
Net income (loss) before tax	303,369	41,185	262,184	636.6%
Income tax (expense) benefit	(89,043)	(5,534)	(83,509)	1,509.0%
Net income (loss)	214,326	35,651	178,675	501.2%
Less: Net loss attributable to noncontrolling interest	(4)	(4)	—	—
Net income (loss) attributable to Coronado Global Resources Inc.	214,330	35,655	178,675	501.2%

Coal Revenues

Coal revenues were $1,212.5 million for the six months ended June 30, 2019, an increase of $428.1 million, as compared to $784.3 million for the six months ended June 30, 2018. The addition of Curragh contributed $402.0 million in additional coal revenues for the six months ended June 30, 2019 that were not included within coal revenues for the six months ended June 30, 2018 given Curragh was acquired on March 29, 2018. Coal revenues for our operating segments in the United States (Buchanan, Logan and Greenbrier) of $436.5 million for the six months ended June 30, 2019 were $26.7 million higher than $409.8 million for the six months ended June 30, 2018 mainly as a result higher average realized Met coal pricing.

Other Revenues

Other revenues were $21.8 million for the six months ended June 30, 2019, an increase of $6.5 million, as compared to $15.3 million for the six months ended June 30, 2018. The increase is predominantly related to the amortization of the Stanwell non-market CSA liability for the six months ended June 30, 2019 of $17.1 million compared to $12.6 million for the period since the acquisition of Curragh on March 29, 2018 included in the six months ended June 30, 2018.  Other revenues for our operating segments in the United States (Buchanan, Logan and Greenbrier) increased $1.1 million on higher freight revenue.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues for the Company were $533.7 million for the six months ended June 30, 2019, an increase of $109.1 million, as compared to $424.6 million for the six months ended June 30, 2018.  $94.5 million of the increase was attributable to a full six-month contribution in the 2019 period from Curragh compared to a partial period from acquisition on March 29, 2018 to June 30, 2018. The remaining $14.6 million increase was primarily driven by higher production costs at the Buchanan and Logan operating segments in the U.S., resulting from adverse mining conditions.  In addition, Logan began production at three new coal mines in the first half of 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $85.3 million for the six months ended June 30, 2019, an increase of $20.9 million, as compared to $64.4 million for the six months ended June 30, 2018. The increase was primarily a result of the addition of Curragh, which contributed $37.9 million in depreciation, depletion and amortization for the six months ended June 30, 2019 compared to $21.9 from the date of acquisition, March 29, 2018, to June 30, 2018.

Freight Expenses

The amount of freight expenses was $89.4 million for the six months ended June 30, 2019, an increase of $44.2 million, as compared to $45.2 million for the six months ended June 30, 2018. The increase is primarily due to $79.2 million of Curragh related freight expenses for the six months ended June 30, 2019 compared to $38.2 million for the six months ended June 30, 2018 which included Curragh only for a partial period from acquisition date of March 29, 2018 to June 30, 3018. The freight expense for our operating segments in the United States (Buchanan, Logan and Greenbrier), which predominantly sells its coal on an F.O.R basis, were $11.2 million for the six months ended June 30, 2019, an increase of $4.4 million, as compared to $6.8 million for the six months ended June 30, 2018. The increase is primarily driven by new rail and port arrangements with certain customers that did not exist in 2018 period.

Stanwell Rebate

The Stanwell rebate was $94.7 million for the six months ended June 30, 2019, an increase of $61.9 million, as compared to $32.8 million for the six months ended June 30, 2018. Curragh contribution to the Company’s result during the six months ended June 30, 2018 was only for part of the period since March 29, 2018, being the date of acquisition.

Other Royalties

Other royalties were $93.4 million in the six months ended June 30, 2019, an increase of $10.4 million, as compared to $83.0 million in the six months ended June 30, 2018. Curragh contributed approximately $79.1 million in other royalty expense for the six months ended June 30, 2019 compared to $38.2 million for the six months ended June 30, 2019 which only included Curragh for part of the period from March 29, 2018, the date of acquisition. This increase was in part offset by a decrease in other royalties attributable to our U.S. Operations which decreased $28.4 million. The CONSOL Energy contingent royalty increased $16.4 million for the six months ended June 30, 2018 compared to a $7.1 million decrease for the six months ended June 30, 2019.  This $23.5 million benefit is primarily due to average realized pricing for export sales forecast in the mark-to-market adjustment for June 30, 2018 being significantly higher than the December 31, 2017 forecast in the mark-to-market calculation.  The benefit also reflects one less year remaining in the contingent royalty period.

Selling, General, and Administrative Expenses

Selling, general and administrative cost was $18.3 million for the six months ended June 30, 2019, a decrease of $34.0 million, as compared to $52.3 million for the six months ended June 30, 2018. The decrease was due to specific one-off, non-recurring costs incurred in relation to the Curragh acquisition during March 2018 relating to stamp duty of $33.0 million and various professional service and legal fees of $4.7 million.

Interest Expense

Interest expense, net of interest income, was $17.3 million for the six months ended June 30, 2019, a decrease of $8.2 million, as compared to interest expense of $25.5 million for the six months ended June 30, 2018. Included within interest expense for the six months ended June 30, 2019 is $9.7 million relating to the accretion of the deferred consideration liability recognized on the purchase of the SRA on August 14, 2018, and $4.7 million finance charges related to commitment and financial guarantee fees incurred in relation to the Syndicated Facility Agreement. This was partially offset by a decrease in interest expense compared to the six months ended June 30, 2018, during which the Company incurred interest on a term loan established for the Curragh acquisition. This loan was repaid in full on October 24, 2018.

Loss on Debt Extinguishment

For the six months ended June 30, 2018, the Company recognized a loss on debt extinguishment of $3.9 million relating to the extinguishment of a term loan that occurred in conjunction with the Curragh acquisition on March 29, 2018. There was no debt extinguishment cost for the six months ended June 30, 2019.

Other, Net

Other, net income was $1.0 million for the six months ended June 30, 2019, a decrease of $27.9 million, as compared to other, net expense $26.8 million for the six months ended June 30, 2018. This favorable variance is primarily comprised of non-recurring costs incurred for the six months ended June 30, 2018 relating to the $15.7 million loss on the settlement of a foreign exchange swaps recognized at the time of the Curragh acquisition and a fair value adjustment of $4.9 million on interest rate swaps that were in place during the six months ended June 30, 2018. The remaining difference mainly relates to foreign exchange gains or losses recognized in the translation of monetary items that were denominated in a currency different to the functional currency of operations of the Company.

Supplemental Segment Financial Data

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Curragh

	For Three Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Sales Volume (MMt)	3.3	3.1	0.2	6.5%
Total revenues ($)	412,810	386,756	26,054	6.7%
Coal revenues ($)	403,703	374,534	29,169	7.8%
Average realized price per Mt sold ($/Mt)	121.3	121.0	0.3	0.2%
Met Sales Volume (MMt)	2.5	2.2	0.3	13.6%
Met coal Revenues ($)	377,016	348,871	28,145	8.1%
Average realized met price per Mt sold ($/Mt)	151.4	158.3	(6.9)	(4.4)%
Mining costs ($)	133,104	177,665	(44,561)	(25.1)%
Mining cost per Mt sold ($/Mt)	40.0	57.5	(17.5)	(30.4)%
Operating costs ($)	260,796	287,012	(26,216)	(9.1)%
Operating costs per Mt sold ($/Mt)	78.3	92.9	(14.6)	(15.7)%
Segment Adjusted EBITDA ($)	151,561	99,979	51,582	51.6%

Coal revenues for Curragh for the three months ended June 30, 2019 were $403.7 million, an increase of $29.2 million or 7.8%, compared to $374.5 million for the three months ended June 30, 2018. This increase was driven largely by an increase in the export met sales volumes of 0.3Mt, partially offset by a decrease in average realized met price per Mt sold of $7.0 per ton.

Operating costs decreased by $26.2 million, or 9.1%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was driven primarily by mining costs which decreased by $44.6 million as a result of: (1) the three months to June 30, 2018 included the unwind of a $21.4 million fair value adjustment recognized to coal inventories on acquisition of Curragh, which was incurred as coal was sold during the period; and (2) favorable average foreign exchange rate on translation of the Curragh operations for the three months ended June 30, 2019 of A$/US$: 0.71 versus 0.76 for the three months ended June 30, 2018. Lower mining costs and higher sales volumes caused the mining cost per Mt sold for the three months ended June 30, 2019 to decrease by $17.5 per Mt sold. The decrease in mining costs were partially offset by higher freight costs of $5.5 million, driven by higher railings to port and higher export sales volumes, and higher Stanwell rebates which increased by $13.0 million due mainly to higher sales volumes.

Adjusted EBITDA increased by $51.6 million, or 51.6%, to $151.6 million for the three months ended June 30, 2019 as compared to $100.0 million for the six months ended June 30, 2018, due to lower operating costs and higher coal revenues.

Buchanan

	For Three Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Sales Volume (MMt)	1.2	1.2	—	—
Total revenues ($)	128,713	126,292	2,421	1.9%
Coal revenues ($)	128,664	126,292	2,372	1.9%
Average realized price per Mt sold ($/Mt)	103.0	104.9	(1.9)	(1.8)%
Met Sales Volume (MMt)	1.2	1.1	0.1	9.1%
Met coal Revenues ($)	125,837	122,771	3,066	2.5%
Average realized met price per Mt sold ($/Mt)	104.8	107.3	(2.5)	(2.3)%
Mining costs ($)	64,605	66,469	(1,864)	(2.8)%
Mining cost per Mt sold ($/Mt)	51.7	55.2	(3.5)	(6.3)%
Operating costs ($)	68,472	91,049	(22,577)	(24.8)%
Operating costs per Mt sold ($/Mt)	54.8	75.7	(20.9)	(27.6)%
Segment Adjusted EBITDA ($)	60,289	35,257	25,032	71.0%

Coal revenue increased by $2.4 million, or 1.9%, to $128.7 million for the three months ended June 30, 2019 as compared to $126.3 million for the three months ended June 30, 2018. This increase was driven by higher Met coal sales volumes of 0.1 MMt or 9.1%.  This was partially offset by a lower average realized price due to import tariffs on U.S. coal imposed by China during the quarter.

Operating costs decreased by $22.6 million, or 24.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  This decrease was primarily driven by the CONSOL Energy contingent royalty of $19.4 million related to the mark-to-market adjustment and one less year remaining in the contingent payment period.  Prior year reflects a significant adjustment for higher forecast export pricing related to the mark-to-market calculation.  In addition, royalty expense was lower by $1.4 million related to a higher percentage of owned production (no royalty) mined in the second quarter 2019 compared to second quarter 2018.  Additionally, mining costs decreased by $1.9 million.  The decrease in operating costs resulted in a corresponding decrease of operating cost per ton of $20.9/t for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as there was no significant change to sales volumes when comparing the two periods.

For the three months ended June 30, 2019 adjusted EBITDA improved $25.0 million, or 71%, compared to the comparative quarter.  The improvement was primarily generated by the favorable mark-to-market adjustments related to the CONSOL Energy contingent royalty and lower royalties related to mining a higher percentage of owned coal versus leased coal.  In addition, higher Met sales and lower mine costs contributed to the improved performance.  This was partially offset by lower average realized pricing related to import tariffs on U.S. coal imposed by China.

Logan

	For Three Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Sales Volume (MMt)	0.7	0.7	—	—
Total revenues ($)	81,610	59,230	22,380	37.8%
Coal revenues ($)	80,111	59,230	20,881	35.3%
Average realized price per Mt sold ($/Mt)	119.7	84.6	35.1	41.5%
Met Sales Volume (MMt)	0.5	0.4	0.1	25.0%
Met coal Revenues ($)	68,053	47,443	20,610	43.4%
Average realized met price per Mt sold ($/Mt)	146.1	106.8	39.3	36.8%
Mining costs ($)	53,714	44,840	8,874	19.8%
Mining cost per Mt sold ($/Mt)	80.3	64.1	16.2	25.3%
Operating costs ($)	63,689	50,185	13,504	26.9%
Operating costs per Mt sold ($/Mt)	95.2	71.7	23.5	32.8%
Segment Adjusted EBITDA ($)	18,126	10,710	7,416	69.2%

Coal revenues increased by $20.9 million, or 35.3%, to $80.1 million for the three months ended June 30, 2019 as compared to $59.2 million for the three months ended June 30, 2018. This improvement was driven by increased Met coal sales volume and a higher average realized price for high volatile coal, due to committed sales contracts and to improved sales mix.

Total operating costs increased $13.5 million, to $63.7 million for the three months ended June 30, 2019, compared to operating costs of $50.2 million for the three months ended June 30, 2018.  The increase was primarily due to higher cost production at existing operations, driven by mining conditions, and production set-up costs related to three additional mines coming online in 2019.  Additionally, freight expense increased due to new sales contracts, which includes the cost of rail and port services to certain customers.  The increase in operating costs resulted in a corresponding increase of operating cost per ton of $19.3/t for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as there was no significant change to sales volumes when comparing the two periods.

Adjusted EBITDA for the three months ended June 30, 2019 increased $7.4 million, or 69.2%, to $18.1 million, compared to $10.7 million for the three months ended June 30, 2018.  Improved performance relates to increased demand and higher prices for high volatile coal on committed contracts.  Partially offsetting this is higher cost production and a change in the production mix, with the addition of the three new operations.

Greenbrier

	For Three Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Sales Volume (MMt)	0.1	0.2	(0.1)	(50.0)%
Total revenues ($)	19,324	18,292	1,032	5.6%
Coal revenues ($)	18,212	17,454	758	4.3%
Average realized price per Mt sold ($/Mt)	145.6	99.9	45.7	45.7%
Met Sales Volume (MMt)	0.1	0.2	(0.1)	(50.0)%
Met coal Revenues ($)	17,766	17,427	339	1.9%
Average realized met price per Mt sold ($/Mt)	155.7	100.0	55.7	55.7%
Mining costs ($)	12,714	16,335	(3,621)	(22.2)%
Mining cost per Mt sold ($/Mt)	101.6	93.5	8.1	8.7%
Operating costs ($)	18,135	18,482	(347)	(1.9)%
Operating costs per Mt sold ($/Mt)	145.0	105.8	39.2	37.1%
Segment Adjusted EBITDA ($)	1,227	(188)	1,415	(752.7)%

Coal revenues increased by $0.8 million, or 4.3%, to $18.2 million for the three months ended June 30, 2019 as compared to $17.5 million for the three months ended June 30, 2018. This increase was driven by higher average realized pricing, partly offset by lower sales volumes.  The lower sales volume is primarily related to the exhaustion of the Pollock Knob reserve, lack of purchased coal available for blending, and lower production volume due to adverse geological mining conditions and equipment downtime.

Total operating costs at Greenbrier for the three months ended June 30, 2019, were relatively in line with total operating costs for the three months ended June 30, 2018.  However, operating costs per ton increased $39.2 per ton due to lower sales volumes and additional freight expenses driven by new rail and port arrangements with certain customers that did not exist in the comparative period.

Adjusted EBITDA improved $1.4 million, resulting in $1.2 million of EBITDA for the three months ended June 30, 2019, compared to EBITDA of ($0.2) million for the three months ended June 30, 2018.  Improved performance was primarily related to increased demand for mid vol coal and higher average realized pricing.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Three Months Ended June 30,
	($ in thousands)
	2019	2018	$ Change	% Change
Salaries	3,433	3,165	268	8.5%
Professional and consultancy fees	3,587	3,601	(14)	(0.4)%
Office and operational fees	559	909	(350)	(38.5)%
Dues, registration fees and licenses	71	87	(16)	(18.4)%
Gain on foreign exchange swap	—	—	—	—
Other	1,262	(1,192)	2,454	(205.9)%
Total Corporate and Other Adjusted EBITDA	8,912	6,570	2,342	35.6%

Adjusted EBITDA loss of $8.9 million for the three months ended June 30, 2019 increased $2.3 million compared to $6.6 million for the three months ended June 30, 2018. The 2018 period included fair value mark-to-market gains with respect to interest rate swaps of $3.4 million.

Mining and operating costs for Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Three Months Ended June 30, 2019
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	283,948	80,212	70,626	22,006	9,050	465,842
Less: Selling, general and administrative expense	(282)	—	—	—	(8,960)	(9,242)
Less: Depreciation, depletion and amortization	(22,870)	(11,740)	(6,937)	(3,871)	(90)	(45,508)
Total operating costs	260,796	68,472	63,689	18,135	—	411,092
Less: Other royalties	(39,209)	(3,506)	(5,302)	(1,056)	—	(49,073)
Less: Stanwell rebate	(45,847)	—	—	—	—	(45,847)
Less: Freight expenses	(42,636)	(361)	(4,673)	(4,365)	—	(52,035)
Total mining costs	133,104	64,605	53,714	12,714	—	264,137

	For Three Months Ended June 30, 2018
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	309,469	101,559	56,874	21,859	8,074	497,835
Less: Selling, general and administrative expense	(439)	—	—	—	(8,074)	(8,513)
Less: Depreciation, depletion and amortization	(22,018)	(10,510)	(6,689)	(3,377)	—	(42,594)
Total operating costs	287,012	91,049	50,185	18,482	—	446,728
Less: Other royalties	(38,241)	(24,279)	(3,869)	(1,306)	—	(67,695)
Less: Stanwell rebate	(32,812)	—	—	—	—	(32,812)
Less: Freight expenses	(38,294)	(301)	(1,476)	(841)	—	(40,912)
Total mining costs	177,665	66,469	44,840	16,335	—	305,309

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Curragh

The unaudited pro forma supplemental financial data of Curragh for the six months ended June 30, 2018, presented in the table below, has been derived from the unaudited consolidated pro forma statements of operations included in this Form 10-Q and gives effect to each of the Curragh acquisition as if it had occurred on January 1, 2018. The commentary below compares Curragh’s result for the six months ended June 30, 2019 to the pro forma results for the six months ended June 30, 2018 to provide more meaningful analysis of the segment performance.

	For Six Months Ended June 30,
	($ in thousands)
	2019	Pro forma 2018	Change	%
Sales Volume (MMt)	6.4	5.8	0.6	10.3%
Total revenues ($)	794,182	703,879	90,303	12.8%
Coal revenues ($)	775,942	688,028	87,914	12.8%
Average realized price per Mt sold ($/Mt)	121.5	118.8	2.7	2.3%
Met Sales Volume (MMt)	4.8	4.1	0.7	17.1%
Met coal Revenues ($)	727,964	638,811	89,153	14.0%
Average realized met price per Mt sold ($/Mt)	152.3	154.7	(2.4)	(1.5)%
Mining costs ($)	272,201	323,171	(50,970)	(15.8)%
Mining cost per Mt sold ($/Mt)	42.6	55.8	(13.2)	(23.6)%
Operating costs ($)	522,169	541,710	(19,541)	(3.6)%
Operating costs per Mt sold ($/Mt)	81.8	93.6	(11.8)	(12.6)%
Segment Adjusted EBITDA ($)	271,709	164,764	106,945	64.9%

A reconciliation of unaudited pro forma financial data is shown below:

	Historical Curragh in US GAAP	Post-Acquisition	For six months Ended June 30,
($ in thousands)	January 1, 2018 - March 29, 2018	March 30, 2018 - June 30, 2018	Total Pro forma 2018
Sales Volume (MMt)	2.7	3.1	5.8
Total revenues ($)	316,500	387,379	703,879
Coal revenues ($)	313,494	374,534	688,028
Average realized price per Mt sold ($/Mt)	114.3	121.2	118.8
Met Sales Volume (MMt)	1.9	2.2	4.1
Met coal Revenues ($)	289,325	349,486	638,811
Average realized met price per Mt sold ($/Mt)	150.6	158.3	154.7
Mining costs ($)	145,506	177,699	323,205
Mining cost per Mt sold ($/Mt)	53.1	57.5	55.8
Operating costs ($)	254,698	286,913	541,611
Operating costs per Mt sold ($/Mt)	94.3	92.9	93.6
Segment Adjusted EBITDA ($)	64,785	99,979	164,764

($ in thousands)	Historical Curragh in US GAAP	Post-Acquisition	For six months Ended June 30,
Curragh Segment Pro forma Reconciliation to Adjusted EBITDA:	January 1, 2018 - March 29, 2018	March 30, 2018 - June 30, 2018	Total Pro forma 2018
Net Income (loss)	(308,947)	54,217	(254,730)
Add: Income tax expense (benefit)	17,772	23,867	41,639
Add: Interest expense (net of income)	341,703	(124)	341,579
Add: Depreciation, depletion and amortization	14,257	22,019	36,276
Adjusted EBITDA	64,785	99,979	164,764

Pro forma coal revenues increased by $87.9 million, or 12.8%, to $775.9 million for the six months ended June 30, 2019 as compared to $688.0 million for the six months ended June 30, 2018. This increase was driven by higher Met coal sales volumes which increased 0.7 MMt or 17.1%, to 4.8MMt for the six months ended June 30, 2019 as compared to 4.1 MMt for the six months ended June 30, 2018.

Pro forma operating costs decreased by $19.5 million, or 3.6%, to $522.2 million for the six months ended June 30, 2019 compared to $541.7 million in the six months ended June 30, 2018 primarily driven by a decrease in mining costs per

Mt sold of $42.6 per ton as compared to $55.8 per ton for the six months ended June 30, 2018. Pro forma mining cost per Mt sold was higher for the six months ended June 30, 2018 due to: (1) the unwind of a $21.4 million fair value adjustment recognized to coal inventories on acquisition of Curragh that was unwound during the three months ended June 30, 2018 as the coal was sold and (2) unplanned outages at the wash plant. The decrease in pro forma operating costs were partially offset by higher Stanwell rebates which increased by $9.0 million due mainly to higher sales volumes.

Adjusted EBITDA for the six months ended June 30, 2019 was $271.7 million, an improvement of $106.9 million (or 64.9%) over the pro forma Adjusted EBITDA for the six months ended June 30, 2018.  Lower operating costs and higher coal revenues were two key factors that contributed to the higher Adjusted EBITDA.

Buchanan

	For Six Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Sales Volume (MMt)	2.4	2.4	—	—
Total revenues ($)	251,437	260,501	(9,064)	(3.5)%
Coal revenues ($)	251,353	260,462	(9,109)	(3.5)%
Average realized price per Mt sold ($/Mt)	103.9	109.3	(5.4)	(5.0)%
Met Sales Volume (MMt)	2.3	2.3	—	—
Met coal Revenues ($)	245,047	253,335	(8,288)	(3.3)%
Average realized met price per Mt sold ($/Mt)	106.0	111.8	(5.8)	(5.2)%
Mining costs ($)	130,286	123,877	6,409	5.2%
Mining cost per Mt sold ($/Mt)	53.8	52.0	1.8	3.5%
Operating costs ($)	135,095	160,814	(25,719)	(16.0)%
Operating costs per Mt sold ($/Mt)	55.8	67.5	(11.7)	(17.3)%
Segment Adjusted EBITDA ($)	116,401	99,701	16,700	16.8%

Coal revenues decreased by $9.1 million, or 3.5%, to $251.4 million for the six months ended June 30, 2019 as compared to $260.5 million for the six months ended June 30, 2018. This decrease was driven by lower average realized price due to import tariffs on U.S. coal imposed by China and changes to the sales mix, partially offset by stronger pricing on domestic Met sales.

Total operating costs improved $25.7 million to $135.1 million for the six months ended June 30, 2019, compared to operating costs of $160.8 million for the six months ended June 30, 2018.  The improvement was primarily related to the mark-to-market adjustment for the CONSOL Energy contingent royalty and mining a greater percentage of owned coal versus leased coal.  This improvement was partially offset by increased mining costs of $6.4 million due to adverse mining conditions.  The overall improvement in operating costs resulted in a corresponding improvement in operating costs per ton of $11.7/t for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, as there was no significant change to sales volumes when comparing the two periods.

Adjusted EBITDA for the six months ended June 30, 2019 was $116.4 million, an improvement of $16.7 million (or 16.8%) over the six months ended June 20, 2018.  Lower royalties related to the CONSOL Energy contingent royalty and mining a greater percentage of owned coal versus lease coal were partially offset by higher mine costs resulting from adverse mining conditions.

Logan

	For Six Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Sales Volume (MMt)	1.3	1.3	—	—
Total revenues ($)	155,919	112,655	41,264	36.6%
Coal revenues ($)	153,629	112,655	40,974	36.4%
Average realized price per Mt sold ($/Mt)	114.4	84.8	29.6	34.9%
Met Sales Volume (MMt)	0.9	0.9	—	—
Met coal Revenues ($)	131,421	93,201	38,220	41.0%
Average realized met price per Mt sold ($/Mt)	139.0	103.4	35.6	34.5%
Mining costs ($)	104,765	89,175	15,590	17.5%
Mining cost per Mt sold ($/Mt)	78.0	67.1	10.9	16.2%
Operating costs ($)	120,925	99,444	21,481	21.6%
Operating costs per Mt sold ($/Mt)	90.0	74.8	15.2	20.3%
Segment Adjusted EBITDA ($)	35,291	15,501	19,790	127.7%

Coal revenue increased by $41.0 million, or 36.4%, to $153.6 million for the six months ended June 30, 2019 as compared to $112.7 million for the six months ended June 30, 2018. This increase was driven by a higher average realized price for high volatile coal due to higher committed contract prices, as well as improvements to the sales mix.

For the six months ended June 30, 2019 total operating costs at Logan increased $21.5 million, or 21.6%, to $120.9 million compared to $99.4 million for the six months ended June 30, 2018.  Mining costs increased $15.6 million, primarily due to higher cost production at existing operations, driven by mining conditions, and production costs related to three additional mines coming online in 2019.  Freight expense increased $2.9 million driven by new rail and port arrangements with certain customers that did not exist in the comparative period.  Other royalties increased $3.0 million due to higher revenues.  The increase in operating costs resulted in a corresponding increase of operating cost per ton of $15.2/t for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, as there was no significant change to sales volumes when comparing the two periods.

Adjusted EBITDA improved by $19.8 million to $35.3 million for the six months ended June 30, 2019, compared to $15.5 million for the six months ended June 30, 2018, a 127.7% increase, as the $41.0 million increase in coal revenues more than offset the $21.5 million of increased operating costs.

Greenbrier

	For Six Months Ended June 30,
	($ in thousands)
	2019	2018	Change	%
Sales Volume (MMt)	0.2	0.4	(0.2)	(50.0)%
Total revenues ($)	32,797	38,188	(5,391)	(14.1)%
Coal revenues ($)	31,563	36,695	(5,132)	(14.0)%
Average realized price per Mt sold ($/Mt)	133.6	101.4	32.2	31.8%
Met Sales Volume (MMt)	0.2	0.3	(0.1)	(33.3)%
Met coal Revenues ($)	31,067	35,982	(4,915)	(13.7)%
Average realized met price per Mt sold ($/Mt)	138.3	104.1	34.2	32.9%
Mining costs ($)	26,445	33,905	(7,460)	(22.0)%
Mining cost per Mt sold ($/Mt)	111.9	93.7	18.2	19.4%
Operating costs ($)	32,965	38,305	(5,340)	(13.9)%
Operating costs per Mt sold ($/Mt)	139.5	105.9	33.6	31.7%
Segment Adjusted EBITDA ($)	(81)	983	(1,064)	(108.2)%

Coal revenue decreased by $5.1 million, or 14.0%, to $31.6 million for the six months ended June 30, 2019, as compared to $36.7 million for the six months ended June 30, 2018. This decrease was driven by lower sales volumes, partially offset by higher average realized price. The lower sales volume is primarily related to the exhaustion of the Pollock Knob reserve, lack of purchased coal available for blending, and lower production volume due to adverse geological mining conditions and equipment downtime.

For the six months ended June 30, 2019, total operating costs improved by $5.3 million to $33.0 million, compared to costs of $38.3 million for the six months ended June 30, 2018.  The improvement was primarily due to lower sales volumes, partially offset by an increase in freight expense driven by new rail and port arrangements with certain customers that did not exist in the comparative period.  Operating cost per ton increased by $31.7 to $139.5, of which approximately $18/t was due the increased freight expenses.  Additionally, lower production volumes related to the exhaustion of the Pollock Knob reserve and to adverse geological mining conditions and equipment downtime, impacted average cost per ton.

Adjusted EBITDA declined $1.1 million on lower sales volume to ($0.1) million for the six months ended June 30, 2019, compared to adjusted EBITDA of $1.0 million for the six months ended June 30, 2018.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Six Months Ended June 30,
	($ in thousands)
	2019	2018	$ Change	% Change
Salaries	6,344	4,695	1,649	35.1%
Professional and consultancy fees	7,362	10,182	(2,820)	(27.7)%
Office and operational fees	1,045	1,191	(146)	(12.3)%
Dues, registration fees and licenses	107	33,103	(32,996)	(99.7)%
Loss on foreign exchange swap	—	15,695	(15,695)	(100.0)%
Other	3,107	9,470	(6,363)	(67.2)%
Total Corporate and Other Adjusted EBITDA	17,965	74,336	(56,371)	(75.8)%

Adjusted EBITDA loss of $74.3 million for the six months ended June 30, 2018 includes one-time costs in relation to professional and consultancy fees and stamp duty of $33.0 million and a loss on foreign exchange of $15.7 million incurred in relation to the Curragh acquisition, the Reorganization Transaction and the Australian IPO.

Mining and operating costs for Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Six Months Ended June 30, 2019
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	564,658	157,770	134,457	39,703	18,156	914,744
Less: Selling, general and administrative expense	(332)	—	—	—	(17,979)	(18,311)
Less: Depreciation, depletion and amortization	(42,157)	(22,675)	(13,532)	(6,738)	(177)	(85,279)
Total operating costs	522,169	135,095	120,925	32,965	—	811,154
Less: Other royalties	(77,100)	(4,284)	(9,996)	(2,042)	—	(93,422)
Less: Stanwell rebate	(94,674)	—	—	—	—	(94,674)
Less: Freight expenses	(78,194)	(526)	(6,164)	(4,478)	—	(89,362)
Total mining costs	272,201	130,285	104,765	26,445	—	533,696

	For Six Months Ended June 30, 2018
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	309,469	183,678	112,148	45,120	51,844	702,259
Less: Selling, general and administrative expense	(439)	—	—	—	(51,844)	(52,283)
Less: Depreciation, depletion and amortization	(22,019)	(22,864)	(12,704)	(6,815)	—	(64,402)
Total operating costs	287,011	160,814	99,444	38,305	—	585,574
Less: Other royalties	(38,242)	(35,132)	(7,000)	(2,613)	—	(82,987)
Less: Stanwell rebate	(32,812)	—	—	—	—	(32,812)
Less: Freight expenses	(38,294)	(1,805)	(3,269)	(1,787)	—	(45,155)
Total mining costs	177,663	123,877	89,175	33,905	—	424,620

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Reconciliation to Adjusted EBITDA:
Net Income	117,506	59,322	214,326	35,651
Add: Depreciation, depletion and amortization	45,508	42,594	85,279	64,402
Add: Interest expense (net of income)	9,087	18,987	17,264	25,488
Add: Other foreign exchange losses (gains)	3,157	5,290	(557)	6,848
Add: Loss on retirement of debt	—	—	—	3,905
Add: Income tax expense	47,033	12,995	89,043	5,534
Adjusted EBITDA	222,291	139,188	405,355	141,828

Liquidity and Capital Resources

Overview

Our objective is to maintain a prudent capital structure and to ensure that sufficient liquid assets and funding is available to meet both anticipated and unanticipated financial obligations, including unforeseen events that could have an adverse impact on revenues or costs. Our principal sources of funds are cash flow from operations and borrowings under the SFA.

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital and capital expenditure, debt service obligations and payment of dividends. Based on our outlook for the next 12 months, which is subject to continued changing demand from our customers and volatility in coal prices, we expect to generate cash from operations sufficient to meet the needs of our existing operations, service our debt obligations and fund our dividends.

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in Item 1A. “Risk Factors” of our registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019. Over time, we may seek additional funding from a range of sources to diversify our funding sources.

Liquidity as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	($ in thousands)
Cash, excluding restricted cash	$46,001	$124,656
Availability under Revolving Syndicate Facility Agreement	350,000	350,000
Total	$396,001	$474,656

Total Indebtedness

Our total indebtedness as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	($ in thousands)
Finance/capital lease liabilities	$3,103	$3,789
Other financial liabilities	15,823	11,800
Total	$18,926	$15,589

Liquidity

As of June 30, 2019, available liquidity was $396.0 million comprising cash and cash equivalents of $46.0 million and $350.0 million of available borrowing facilities. As of December 31, 2018, available liquidity was $474.7 million comprising cash and cash equivalents of $124.7 million and $350.0 million of available borrowing facilities.

Cash

Cash is held in multicurrency interest bearing bank accounts available to be used to service the working capital needs of the Company. Cash balances surplus to immediate working capital requirements are invested in short-term interest-bearing deposit accounts.

Secured Credit Facilities

To assist in managing the potential volatility in economic and operational changes, which may influence the generation of free cash flow, the Company entered into a Syndicated Facility Agreement on September 15, 2018 providing two borrowing facilities:

•                  Facility A—$350 million multi-currency facility available for general working capital and corporate purposes; and

•                  Facility B—A$370 million bank guarantee facility.

The right to draw upon these facilities is conditional upon a number of provisions being satisfied at the time that each drawdown request is issued. These conditions include, among other things, that:

•                  no Event of Default is continuing or would result from the proposed loan;

•                  the representations, as defined in the Syndicated Facility Agreement, that are made are true in all material respects and not misleading; and

•                  the amount of the proposed loan will not cause the committed facility limit to be exceeded.

At June 30, 2019, Facility A had no borrowings outstanding, with $350 million of availability undrawn.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. Facility B is available for this purpose and as of June 30, 2019, we had issued Bank Guarantees totaling A$268.5 million to satisfy these requirements, leaving A$101.5 million available under Facility B.

In addition to the above, to satisfy an obligation to provide a U.S. dollar bank guarantee to a third party, on June 12, 2019 the Company entered into a Bank Guarantee Facility Agreement with Westpac Banking Corporation with a limit of $28.6 million. At June 30, 2019 this facility was fully utilized.

Secured Credit Facilities Terms

Interest Rate

Borrowings under our Syndicated Facility Agreement bear interest at a floating rate which is either (i) LIBOR plus an applicable margin for US$ loans and (ii) Bank Bill Swap Bid Rate, or BBSY, bid plus an applicable margin for the A$ loan. The applicable margin for Facility A depends on the Net Debt to EBITDA ratio (as defined in the Syndicated Facility Agreement).

Financial Covenants

Under the SFA we are required to comply with financial covenants, namely leverage ratio, interest coverage ratio, tangible net worth.

Each financial covenant is calculated with reference to the definitions contained in the SFA. As of June 30, 2019, which was the last applicable compliance date under the SFA, we were in compliance with all applicable financial covenants under the SFA.

Dividend

We paid an aggregate dividend of $299.7 million on March 29, 2019 in A$ to holders of CDIs on the ASX as of March 5, 2019, based on the exchange rate on March 5, 2019.

Capital Requirements

Our main uses of cash have historically been and are expected to continue to be the funding of our operations, working capital and capital expenditure and the payment of interest and dividends.

Historical Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018, as reported in the accompanying consolidated financial statements:

Cash Flow

	Six Months Ended June 30,
	2019	2018
	($ in thousands)
Net cash provided by operating activities	301,216	141,612
Net cash (used in) investing activities	(67,336)	(584,335)
Net cash (used in) provided by financing activities	(312,145)	701,093
Net change in cash and cash equivalents	(78,265)	258,370
Effect of exchange rate changes on cash and restricted cash	(365)	(2,384)
Cash and restricted cash at beginning of period	124,881	28,069
Cash and restricted cash at end of period	46,251	284,055

Operating activities

Net cash provided by operating activities was $301.2 million and $141.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash provided by operating activities during the six months ended June 30, 2019 was primarily due to the additional cash contributed by Curragh since it was acquired on March 29, 2018, and an improvement in operating performance of the U.S. Operations.

Investing activities

Net cash used in investing activities was $67.3 million for the six months ended June 30, 2019, compared to $584.3 million for the six months ended June 30, 2018. Capital expenditure for the six months ended June 30, 2019 was $66.4 million, of which $15.4 million related to Curragh and the remainder related to the U.S. Operations. Capital expenditure for our U.S. Operations was $51.0 million and $46.8 million for the six months ended June 30, 2019 and 2018, respectively. Included in the cash flows in the six months ended June 30, 2018 was the cash consideration of $537.2 million used by Coronado to purchase Curragh.

Financing activities

Net cash used in financing activities was $312.1 million for the six months ended June 30, 2019, compared to $701.1 million of net cash provided by financing activities during the six months ended June 30, 2018. Uses of cash from financing activities during the six months ended June 30, 2019 included $299.7 million for dividends paid to the shareholders of the Company and payments of contingent royalty consideration under the Value Share Mechanism of $12.7 million. Included in the net cash provided in financing activities for the six months ended June 30, 2018 was proceeds from borrowings of $700.0 and $151.3 contributed by members of Coronado Group LLC (former parent of the Company), which were utilized for the purchase of Curragh and the repayment of a term loan on March 29, 2018.

Contractual Obligations

There were no material changes to our contractual obligations from the information previously provided in Item 2 of our registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019, for the year ended December 31, 2018.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates. Our estimates are based on historical experience and various other assumptions that we believe are appropriate, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with the audit committee of our Board of Directors.

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019.

Unaudited Pro Forma Combined Financial Information

The following unaudited consolidated pro forma statements of operations present the combination of the historical financial statements of Coronado and Curragh, adjusted to give effect to the acquisition of Wesfarmers Curragh Pty Ltd by Coronado, which we refer to as the Curragh acquisition.

The unaudited consolidated pro forma statement of operations for the six months ended June 30, 2018 combine the historical consolidated statement of operations of Coronado and the historical combined statement of operations for Curragh, giving effect to the acquisition of Wesfarmers Curragh Pty Ltd by Coronado as if they had been consummated on January 1, 2018. This will facilitate a pro forma comparison between the six months ended June 30, 2019 and June 30, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe a discussion of these two periods is more meaningful as it is on a comparable basis.

The unaudited consolidated pro forma statements of operations do not reflect the costs of any integration activities or benefits. The unaudited pro forma adjustments are based upon current available information and assumptions that Coronado believes to be reasonable. The pro forma adjustments and related assumptions are described in the accompanying notes presented on the following pages.

The unaudited consolidated pro forma statements of operations are for informational purposes only and are not intended to represent or to be indicative of the actual results of operations or financial position that the combined business of Coronado and Curragh would have reported had the transactions been completed as of the dates set forth in the unaudited consolidated pro forma statements of operations and should not be taken as being indicative of Coronado’s future consolidated results of operation. The actual results may differ significantly from those reflected in the unaudited consolidated pro forma statements of operations for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the unaudited consolidated pro forma statements of operations and actual amounts. As a result, the pro forma consolidated information does not purport to be indicative of what the results of operations would have been had the transaction been completed on the applicable dates of the unaudited consolidated pro forma statements of operations.

Unaudited Consolidated pro forma statement of operations

For the six months-ended June 30, 2018

(U.S. dollars and AUD in thousands)

		Historical 1 January 2018 to 29 March 2018
	Historical		Note 2(a)	Note 2(b)		Note 2(c)	Pro Forma adjustments
	Coronado Global Resources Inc.	Curragh	Reclassification	IFRS to US GAAP Adjustments	Curragh in US GAAP	Curragh in USD and US GAAP	Pro forma adjustments	Note 2		Consolidated pro forma
	USD	AUD	AUD	AUD	AUD	USD	USD			USD
Revenues:
Coal revenues	561,363	406,696	—	—	406,696	313,494	—			874,857
Coal revenues from related parties	222,983	—	—	—	—	—	—			222,983
Other Revenues	15,337	—	—	—	—	—	3,006	(d	)	18,343
Total Revenues	799,683	406,696	—	—	406,696	313,494	3,006			1,116,183
Cost and expenses:
Cost of coal revenues (exclusive of items shown separately below)	424,620	204,132	(15,367)	—	188,765	145,506	—			570,126
Depreciation, depletion and amortization	64,402	—	16,971	1,525	18,496	14,257	7,977	(e	)	86,636
Freight expense	45,155	—	47,769	—	47,769	36,822	—			81,977
Stanwell rebate	32,812	—	55,949	—	55,949	43,127	—			75,939
Other royalty expenses	82,987	93,886	(55,949)	—	37,937	29,243	—			112,230
Impairment	—	(263,097)	—	263,097	—	—	—			—
Selling, general, and administrative expenses	52,283	50,098	(47,769)	—	2,329	1,795	(38,101)	(f	)	15,977
Total costs and expenses	702,259	85,019	1,604	264,622	351,245	270,750	(30,124)			942,885
Operating income	97,424	321,677	(1,604)	(264,622)	55,451	42,744	33,130			173,298
Other income (expenses):
Interest income	585	—	—	—	—	—	—			585
Interest expense	(26,073)	(444,895)	1,604	—	(443,291)	(341,703)	336,058	(g	)	(31,718)
Loss on debt extinguishment	(3,905)	—	—	—	—	—	3,905	(h	)	—
Other, net	(26,846)	10,098	—	—	10,098	7,784	15,695	(i	)	(3,367)
Total other income (loss), net	(56,239)	(434,797)	1,604	—	(433,193)	(333,919)	355,658			(34,500)
Income before tax	41,185	(113,120)	—	(264,622)	(377,742)	(291,175)	388,788			138,798
Income tax expense	(5,534)	(102,443)	—	79,387	(23,056)	(17,772)	(4,314)	(j	)	(27,620)
Net income	35,651	(215,563)	—	(185,235)	(400,798)	(308,947)	384,474			111,178
Less: Net loss attributable to noncontrolling interest	(4)	—	—	—	—	—	—			(4)
Net income (loss) attributable to Coronado Global Resources Inc.	35,655	(215,563)	—	(185,235)	(400,798)	(308,947)	384,474			111,182
Earnings per share of common stock
Basic	0.37	—	—	—	—	—	—			$1.15
Diluted	0.37	—	—	—	—	—	—			$1.15
Average common shares outstanding
Basic	$96,651,692	—	—	—	—	—	—			96,651,692
Diluted	$96,656,067	—	—	—	—	—	—			96,656,067

See accompanying notes to the unaudited pro forma consolidated statement of operations.

Note 1. Basis of Preparation

The accompanying unaudited consolidated pro forma statement of operations was prepared in accordance with Article 11 of Regulation S-X and presents the pro forma combined results of operations of Coronado based upon the historical financial statements of each of Coronado and Curragh, after giving effect to the Curragh acquisition and change in tax status, and are intended to reflect the impact of the Curragh acquisition and change in tax status on Coronado’s statement of operations. The accompanying unaudited consolidated pro forma statement of operations has been prepared using, and should be read in conjunction with the consolidated financial statements of Coronado for the three and six months ended June 30, 2019. Assumptions and estimates underlying the pro forma adjustments are described in these notes.

The accompanying unaudited consolidated pro forma statement of operations is presented for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by Coronado if the Curragh acquisition had been consummated as of the beginning of the periods presented or that will be achieved in the future. The unaudited consolidated pro forma statement of operations does not reflect the costs of any integration activities or benefits that may result from realization of synergies expected to result from the Curragh acquisition. In addition, throughout the period presented in the unaudited consolidated pro forma statement of operations until the date of acquisition on March 29, 2018, the operations of Curragh were conducted and accounted for as part of the former shareholder. Curragh’s unaudited combined financial information has been derived from the former shareholder’s historical accounting records and reflect certain allocations of direct costs and expenses. All of the allocations and estimates in such financial information are based on assumptions that the management of the former shareholder believes are reasonable. In the opinion of management, the unaudited consolidated pro forma statement of operations includes all normal and recurring adjustments that are considered necessary for the fair presentation of the results for the period presented. Curragh’s financial information does not necessarily represent the financial position of Curragh had it been operated as a stand-alone company during the period.

The unaudited consolidated pro forma statement of operations combines the historical consolidated statement of operations of Coronado for the three and six months ended June 30, 2018 and the unaudited combined financial information of Wesfarmer’s Curragh Pty Ltd for the three months ended March 29, 2018, giving effect to the Curragh acquisition as if both had been consummated on January 1, 2018.

Note 2. Income Statement Adjustments

The unaudited consolidated pro forma statement of operations reflects the following adjustments ($ in thousands):

(A)                               Reclassifications

These adjustments represent reclassifications to conform the accounting presentation of Curragh’s financial statements to Coronado’s financial statements.

(B)                               International Financial Reporting Standards, or IFRS, to U.S. GAAP adjustments (in AUD)

Impairment was adjusted as follows:

June 30, 2018
Elimination of Curragh’s impairment reversal(1)	263,097
Total IFRS to U.S. GAAP adjustment to impairment expense	263,097

(1) Represents the removal of the IFRS, impairment reversal consistent with pushing back the U.S. GAAP acquisition fair values to January 1, 2018 and the prohibition under U.S. GAAP of the reversal of impairment expense.

Depreciation, depletion and amortization was adjusted as follows:

June 30, 2018
Adjustment to accretion of Curragh asset retirement obligation(1)	1,525
Total IFRS to U.S. GAAP adjustment to depreciation, depletion and amortization expense	1,525

(1) Under U.S. GAAP, a company-specific risk adjusted discount rate is used which is higher than the discount rate required by IFRS.  The higher discount rate under U.S. GAAP reduces the asset retirement obligation, or ARO, booked initially and results in a higher accretion expense each period as the discounted ARO balance increases.

See Note J for discussion of the calculation of the income tax expense.

(C)                               USD translation rate

In order to translate the Curragh AUD results into USD, an exchange rate of .7708 was utilized. This represents the average exchange rate for the period from January 1, 2018 to June 30, 2018.

(D)                               Other revenues

Other revenues were adjusted as follows:

June 30, 2018
Amortization of the Stanwell below market CSA(1)	3,006
Total pro forma adjustment to other revenues	3,006

(1)                                 Relates to the amortization of the Stanwell below market coal supply agreement, or CSA. The Stanwell below market CSA represents the fair value attributable to the Australian coal supply obligation arising from the Coronado Curragh business combination.

(E)                                Depreciation, depletion and amortization

Depreciation, depletion and amortization were adjusted as follows:

June 30, 2018
Adjustment to depreciation of Curragh assets acquired(1)	7,977
Total pro forma adjustment to depreciation, depletion and amortization	7,977

(1)                                 Represents the adjustment to Curragh’s historical depreciation and amortization as a result of preliminary fair value adjustments to the acquired depreciable assets, mineral reserves and amortizable intangible assets.

(F)                                 Selling, general and administrative

Selling, general and administrative expenses were adjusted as follows:

June 30, 2018
Transaction costs(1)	(38,101)
Total pro forma adjustment to selling, general and administrative expenses	(38,101)

(1)                                 Relates to advisory and legal fees incurred in the year ended June 30, 2018, which are directly attributable to the Curragh acquisition, but which are not expected to have a continuing impact on results following the consummation of the Curragh acquisition.

(G)                               Interest expense

Interest expense was adjusted as follows:

June 30, 2018
Eliminate intercompany interest expense(1)	341,702
Reversal of Bank of American Term Loan(2)	3,828
Recognition of DB Term Loan interest expense(3)(4)	(8,117)
Amortization of DB Term Loan debt issuance costs and discount(5)	(1,355)
Total pro forma adjustment to interest expense	336,058

(1)                                 Represents the removal of the historical interest charge in relation to an intercompany loan Curragh had with its previous shareholder, which was assigned to Coronado upon acquisitions and is therefore eliminated in consolidation.

(2)                                 Represents the reversal of interest expense related to the Bank of America Term Loan on Coronado’s Statement of Operations. This loan was extinguished on March 29, 2018 in conjunction with the acquisition of Curragh. In order to represent the financing in-place as if the acquisition occurred on January 1, 2018, the effects of this note have been removed.

(3)                                 Represents additional interest expense related to the DB Term Loan. This $700 million loan, established on March 29, 2018, was used to partially finance the acquisition of Curragh and the additional interest charge reflects this loan as if it were in existence on January 1, 2018. The assumed interest rate for the three months to March 29, 2018 was 8.802%, representing LIBOR plus a 6.5% spread. This is the actual interest rate of the loan at origination. Due to the proximity of the assumed origination (January 1, 2018) and the actual origination (March 29, 2018) as well as the fact the loan was extinguished on October 24, 2018, the interest rate at March 29, 2018 was determined to be representative and more meaningful for the pro forma adjustment than utilizing the current rate.

(4)                                 For each one-eighth of 1% change in estimated interest rate associated with the $700 million DB Term Loan, interest expense would increase or decrease by $0.4 million for the six months ended June 30, 2018.

(5)                                 Represents the additional amortization of debt issuance costs and the debt discount associated with the DB Term Loan.

(H)                              Loss on debt extinguishment

Loss on debt extinguishment was adjusted as follows:

June 30, 2018
Reversal of debt extinguishment related to the Bank of America Term Loan(1)	3,905
Total pro forma adjustment to loss on debt extinguishment expense	3,905

(1)                                 Represents the reversal of the debt extinguishment expense related to the Bank of America Term Loan on Coronado’s Statement of Operations. This loan was extinguished on March 29, 2018 in conjunction with the acquisition of Curragh. In order to represent the financing in-place as if the acquisition occurred on January 1, 2018, the effects of this note have been removed.

(I)                                   Other, net

Other, net was adjusted as follows:

June 30, 2018
Transaction costs(1)	15,695
Total pro forma adjustment to selling, general and administrative expenses	15,695

(1)                                 Relates to the loss on Foreign Exchange, or FX, swap incurred in the six months ended June 30, 2018, which is directly attributable to the Curragh acquisition as it locked in the USD exchange rate in advance of the purchase of Curragh. This loss on FX swap is not expected to have a continuing impact on results following the consummation of the Curragh acquisition.

(J)                                   Income tax provisions

For purposes of the unaudited pro forma condensed combined financial statements, an Australian statutory tax rate of approximately 30% has been used for pro forma adjustments related to Curragh. A U.S. blended statutory tax rate (Federal and State) of approximately 27% has been used for pro forma adjustments related to the U.S. LLC’s. This does not reflect Coronado’s effective tax rate, which will include other tax items such as state and foreign taxes as well as other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact Coronado following the consummation of the Curragh acquisition.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our activities expose us to a variety of financial risks, including market risk such as commodity price risk, interest rate risk, foreign currency risk, liquidity risk and credit risk. Our overall risk management objective is to minimize potential adverse effects on our financial performance from those risks which are not coal price related.

We manage financial risk through policies and procedures approved by our Board of Directors. These specify the responsibility of the Board of Directors and management with regard to the management of financial risk. Financial risks are managed centrally by our finance team under the direction of the Group Chief Financial Officer. The finance team manages risk exposures primarily through delegated authority limits approved by the Board of Directors. The finance team regularly monitors our exposure to these financial risks and reports to management and the Board of Directors on a regular basis. Policies are reviewed at least annually and amended where appropriate.

We may use derivative financial instruments such as interest rate swaps and foreign exchange rate contracts to hedge certain risk exposures. Derivatives are exclusively used for economic hedging purposes and hedging for speculative purposes is strictly prohibited by the Treasury Risk management Policy approved by our Board of Directors. We use different methods to measure the extent to which we are exposed to various financial risks. These methods include sensitivity analysis in the case of interest rate, foreign exchange and other price risks and aging analysis for credit risk.

Commodity Price Risk

Coal Price Risk

We are exposed to domestic and global coal prices. Our principal philosophy is that our investors would not consider hedging of coal prices to be in the long-term interest of our stockholders. Therefore, any potential hedging of coal prices through long-term fixed price contracts is subject to the approval of our Board of Directors and would only be adopted in exceptional circumstances.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements in our U.S. Operations. In Australia, thermal coal is sold to Stanwell on a supply contract. See Item 1A. “Risk Factors—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations” in our registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019.

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. For example, a 10% decrease in the hard coking coal, or HCC, benchmark price would have decreased reported revenues for the three months ended June 30, 2019 and six months ended June, 2019 by approximately $363.3 million and $698.4 million respectively.

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

In 2018, we entered into fixed price contracts with our fuel suppliers to purchase 19.1 million liters of fuel for our U.S. Operations with a total commitment of $11.3 million for 2019. The remaining commitment as of June 30, 2019 was $5.6 million with respect to 9.5 million liters. Any additional fuel required will be purchased under fixed-price contracts or on a spot basis.

In the same period, we have entered into forward derivative contracts to purchase 93.4 million liters of diesel fuel in 2019 with respect to the fuel requirements for the Curragh operations in Australia. During the three month period ended June 30, 2019 we have entered into additional forward derivative contracts to purchase 126 million liters of diesel fuel with respect to the expected 2020 fuel requirements for Curragh. The fair value of the forward derivative contract as of June 30, 2019 was an asset of $3.6 million with respect to outstanding 173.3 million liters.

Interest Rate Risk

Interest rate risk is the risk that a change in interest rates on our borrowing facilities will have an adverse impact on financial performance, investment decisions and stockholder returns. Our objectives in managing our exposure to interest rates include minimizing interest costs in the long term, providing a reliable estimate of interest costs for the annual work program and budget and ensuring that changes in interest rates will not have a material impact on our financial performance.

As of June 30, 2019, we had $17.1 million of fixed-rate borrowings outstanding. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results Of Operations—Liquidity and Capital Resources—Liquidity,” as of June 30, 2019, we had undrawn debt facility of $350 million with a variable interest rate of LIBOR or BBSY bid plus a margin. We intend to draw these funds for working capital requirements and general corporate purposes. A significant increase in the market interest rate following a drawdown could result in a material increase in the interest expense dependent on the amount drawn.

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 90% of expenses incurred at Curragh are denominated in A$. Approximately 10% of Curragh’s purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, the Wiggins Island Coal Export Terminal Pty Ltd, or WICET, Terminal Handling Charge, demurrage, purchased coal and some insurance premiums). Appreciation of the A$ against US$ will increase Curragh’s US$ reported cost base and reduce US$ reported net income. Assuming we had no foreign currency hedging instruments in place, a 5% increase in the A$ to US$ exchange rate would increase reported expenses by approximately $7.9 million and $16.0 million for the three months ended June 30, 2019 and the six months ended June 30, 2019, respectively.

Under normal market conditions, we generally do not consider it necessary to hedge our exposure to this foreign exchange risk. However, there may be specific commercial circumstances, such as the hedging of significant capital expenditure, acquisitions, disposals and other financial transactions, where we may deem foreign exchange hedging as appropriate and where a US$ contract cannot be negotiated directly with suppliers and other third parties.

During 2018, we entered into a foreign exchange swap to hedge the exposure to fluctuations in the A$-US$ in connection with the acquisition of Curragh. At June 30, 2019, we did not have any foreign exchange contracts outstanding.

For our Australian Operations, we translate all monetary assets and liabilities at the period-end exchange rate, all non-monetary assets and liabilities at historical rates and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements within components of net income.

We currently do not hedge our non-US$ exposures against exchange rate fluctuations.

Liquidity Risk

Liquidity risk is the risk that we will not have sufficient liquid funds to meet our financial commitments as and when they fall due. Liquidity risk is managed centrally through short-term cash forecasting and longer-term strategic planning. Our objective is to ensure that we have sufficient liquid assets and funding to meet both our anticipated and unexpected financial obligations.

Access to capital is also an important feature of liquidity risk management. We manage this risk through proactive management of our funding profile by ensuring that we have access to diverse sources of funds and that we do not have material refinancing risk in any single reporting period.

Credit Risk

Credit risk is the risk of sustaining a financial loss as a result of a counterparty not meeting its obligations under a financial instrument or customer contract.

We are exposed to credit risk when we have financial derivatives, cash deposits, lines of credit, letters of credit or bank guarantees in place with financial institutions. To mitigate against credit risk from financial counterparties, we have minimum credit rating requirements with financial institutions where we transact.

We are also exposed to counterparty credit risk arising from our operating activities, primarily from trade receivables. Customers who wish to trade on credit terms are subject to credit verification procedures, including an assessment of their independent credit rating, financial position, past experience and industry reputation. We monitor the financial performance of counterparties on a routine basis to ensure credit thresholds are achieved. Where required, we will request additional credit support, such as letters of credit, to mitigate against credit risk. Credit risk is monitored regularly, and performance reports are provided to our management.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, and concluded that such disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will not be required to submit a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm until our second annual report on 10-K due to a transition period established by the rules of the SEC for newly registered companies.

During the preparation of our financial statements for the year ended December 31, 2018, we and our auditors identified a material weakness in our internal control over financial reporting related to the recognition and presentation of the impact of the Reorganization Transaction, which occurred just prior to the Australian IPO. The presentation was corrected prior to the issuance of the financial statements and did not result in any material misstatement of our financial statements or disclosures.

In the period since December 31, 2018, management has remediated the identified material weakness.  The remediation efforts implemented specifically focused on the identified item and have also aided in enhancing our overall financial control environment.  Remediation efforts applied during the period included (a) the immediate posting of the identified one-off item to ensure no material misstatement in our financial statements; (b) the continued recognition of this position since December 31, 2018 in our financial statements for the period ending June 30, 2019; (c) the Company has employed additional qualified resources to prepare, review and provide guidance on technical matters of this nature; and (d) the Company continues to utilize the expertise of certain third party technical advisors to assist in the review of complex transactions.

Our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at June 30, 2019 and the consolidated results of operations and cash flows for the period ended June 30, 2019 in conformity with U.S. generally accepted accounting principles.

Changes to Internal Control over Financial Reporting

As previously reported, we expect to continue to make changes in our internal control over financial reporting in connection with our compliance efforts with respect to the Sarbanes-Oxley Act of 2002.  As such, we will continue to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as designed and implement a continuous reporting and improvement process for internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are involved in various legal proceedings from time to time in the normal course of business including proceedings related to employment matters. These liabilities do not include costs associated with legal representation, which are expensed as they are incurred. In management’s opinion, except for what is described below, we are not currently involved in any legal proceedings which, individually or in the aggregate and if determined adversely, could have a material effect on our financial condition, results of operations and/or liquidity or that would otherwise be required to be disclosed herein.

Curragh is a co-defendant to proceedings in the Queensland Supreme Court brought by Aurizon. Aurizon’s claim relates to costs relating to the co-defendants’ use of the WICET rail links, in particular, whether the “First Milestone Target Date”, which triggers certain “WIRP Fee” payments under the Wiggins Island Rail Project Deed, or WIRP Deed, has been achieved. On June 27, 2019, the Queensland Supreme Court delivered judgements in favor of Aurizon against Coronado Curragh Pty Ltd and the other co-defendants.  The Company intends to continue to strongly contest the matter. The Company, together with the other co-defendants, lodged a notice of appeal of the Queensland Supreme Court judgement on July 25, 2019. It is currently expected that, were Aurizon successful in the ultimate result of the litigation and expert determinations, Coronado Curragh Pty Ltd would be required to pay approximately A$2.3 million per annum for the term of the WIRP Deed (which is 233 months). Resolution of this dispute would also result in the Company’s below rail access to WICET (of 1.5 MMtpa) becoming a firm contractual capacity entitlement (and the subject of a 20 year take-or-pay access agreement) instead of an ad hoc entitlement only. The Company’s unaudited Condensed Consolidated Balance Sheet includes an estimated loss contingency associated with these proceedings.

In February 2019, the Queensland Competition Authority, or QCA, issued its final decision in respect of Access Undertaking 5, or UT5. The final decision, consistent with the draft decision issued in December 2017, reduces the rate of return that can be charged by Aurizon on its network routes. The Queensland coal producers experienced material rail haulage underperformance because soon after the draft UT5 decision was handed down by the QCA, the rail track network was severely restricted due to Aurizon’s modification of its maintenance practices in order to lower costs. It is possible that Aurizon will modify its maintenance practices in the future to lower costs should similar decisions be issued by the QCA, resulting in constrained access to the rail network, making it more difficult for customers (including us) to arrange for the transportation of coal in excess of their contracted capacity entitlement and having the potential to increase demurrage costs.

In a constrained rail capacity and high demand environment, there is a risk that we and other users of the network will not be allocated additional access to rail above annual contracted entitlements. Should this occur, the potential impact on us is higher in the short term as our contracted access entitlement for 1.5 MMt per annum of below rail capacity to WICET is currently treated as an ad hoc entitlement. This means that, in the event of a scheduling contest with a contracted user (which could arise because of changes by Aurizon to maintenance practices or because of increased usage of the line by other customers), a path we request may not be able to be scheduled. This capacity is now expected to become the subject of a long-term access agreement as the judgment from the litigation concluded in September 2018 has been handed down and the dispute between Wiggins Island Rail Project customers and Aurizon regarding the “First Milestone Target Date” under the WIRP Deed has been finally resolved.

In June 2018, two holders of preference equity issued by WICET Holdings commenced legal proceedings in the Supreme Court of New South Wales against WICET Pty Ltd and WICET Holdings alleging unpaid dividends in respect of the shares held by them. Although we are not exposed directly to this litigation, an adverse finding may detrimentally impact the financial position of WICET Holdings and WICET Pty Ltd and could result in the senior lenders or a receiver appointed by them taking steps to seek to recover against the shippers (including us) whether through increased terminal handling charges or otherwise.

ITEM 1A. RISK FACTORS

Our registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019, which we refer to as our Form 10, includes a detailed discussion of certain material risk factors we face. The information presented below restates the risk factor set forth under the heading “Risks related to our investment in WICET may adversely affect our financial condition and results of operations” in Item 1A of our Form 10. You should consider this risk factor together with the other risk factors and other matters described in our registration statement and in this Quarterly Report on Form 10-Q.

Risks related to our investment in WICET may adversely affect our financial condition and results of operations .

We have a minority interest in WICET Holdings Pty Ltd, whose wholly owned subsidiary, WICET Pty Ltd, owns WICET. Other coal producers who export coal through WICET also hold shares in WICET Holdings Pty Ltd. In addition, we and the other coal producers (or shippers) have evergreen, ten year take-or-pay agreements with WICET Pty Ltd and pay a terminal handling charge to export coal through WICET, which is calculated by reference to WICET’s annual operating costs, as well as finance costs associated with WICET Pty Ltd’s external debt facilities, refinanced and extended in late 2018.

Under our take-or-pay agreement with WICET Pty Ltd, or the WICET Take-or-Pay Agreement, we are obligated to pay for that capacity via terminal handling charges, whether utilized or not. The terminal handling charge payable by us can be adjusted by WICET Pty Ltd if our share of WICET Pty Ltd’s operating and finance cost increases, due to increased operating costs or because another shipper defaults and has its capacity reduced to nil. The terminal handling charge calculation is subject to a finance cap set under the terms of the WICET Take-or-Pay Agreement and this cap has already been reached and is in force. Since WICET began shipping export tonnages in April 2015, four WICET Holdings Pty Ltd shipper-shareholders have entered administration, resulting in defaults under their take-or-pay agreements and a decrease in the aggregate contracted tonnage at WICET from 27 MMtpa to 15.5 MMtpa.

Given the operation of the finance cap (agreed as part of WICET’s refinance) there is a limit to the recovery by WICET of its financing costs from shippers (subject to certain review event triggers). Accordingly, prior defaults referred to above have resulted in only minor increases to the terminal handling charges payable by the remaining shipper shareholders (including us). These increases have related to higher $/ton operating costs resulting from a lower contract base. If any of the four-remaining shipper shareholders liquidates and/or defaults under its take-or-pay agreement, a review of the finance cap would be triggered and the terminal handling charges for the remaining shipper shareholders, including us, will increase as each remaining shipper effectively would be proportionately liable to pay the defaulting shipper’s share of WICET’s operating and financing costs going forward.

In addition, if we default under our take-or-pay agreement with WICET Pty Ltd, we might be liable for a significant termination payment. The termination payment is approximately equal to our proportion of WICET Pty Ltd’s total external debt (which is based on the proportion that our contracted tonnage bears to the total contracted tonnage at WICET when the payment obligation is triggered). We have provided security to WICET Pty Ltd in the form of a bank guarantee, the amount of which is required to cover our estimated liabilities as a shipper under the WICET Take-or-Pay Agreement for the following 12 month period.

Any attempt by the senior lenders for WICET Pty Ltd’s external debt, or a receiver appointed by them, to take steps to seek to recover against the shipper-shareholders (whether through increased terminal handling charges or otherwise) could materially and adversely impact our business and results of operations. If an insolvency or other event ultimately resulted in a permanent cessation of operations at WICET, we may also be required to procure additional port capacity, as well as be liable for a termination payment under our take-or-pay agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Safety is the cornerstone of the Company’s values and is the number one priority for all employees at Coronado Global Resources. Our U.S. Operations include multiple mining complexes across three states and are regulated by both the U.S. Mine Safety and Health Administration, or MSHA, and state regulatory agencies. Under regulations mandated by the Federal Mine Safety and Health Act of 1977, or the Mine Act, MSHA inspects our U.S. mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.

In accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), each operator of a coal or other mine is required to report certain mine safety results in its periodic reports filed with the SEC under the Exchange Act.

Information pertaining to mine safety matters is included in Exhibit 95.1 attached to this Quarterly Report on Form 10-Q. The disclosures reflect the United States mining operations only, as these requirements do not apply to our mines operated outside the United States.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit No.	Description of Document

2.1**

Share Sale Agreement-Cork, dated as of December 22, 2017, by and among Coronado Australia Holdings Pty Ltd, Coronado Group LLC and Wesfarmers Limited (filed as Exhibit 2.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 28, 2019 and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

4.1

Stockholder’s Agreement, dated as of September 24, 2018, by and between the Company and Coronado Group (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

4.2

Registration Rights and Sell-Down Agreement, dated as of September 24, 2018, by and between the Company and Coronado Group (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.1

Relationship Deed, dated as of September 24, 2018, by and among the Company, Coronado Group, certain EMG Group entities and their affiliates (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.2**

Syndicated Facility Agreement, dated as of September 15, 2018, by and among Coronado Finance Pty Ltd, other affiliates of the Company and Westpac Banking Corporation (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 28, 2019 and incorporated herein by reference)

10.3†

Coronado Global Resources Inc. 2019 Short-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.4†

Coronado Global Resources Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.5†

Coronado Global Resources Inc. 2018 Non-Executive Director Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.6†

Employment Agreement dated as of September 21, 2018, by and between Coronado Global Resources Inc. and Garold Spindler (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.7†

Employment Agreement dated as of August 31, 2018, by and between Coronado Curragh Pty Ltd and Ayten Saridas (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.8†

Employment Agreement dated as of September 21, 2018, by and between Coronado Global Resources Inc. and James Campbell (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.9†

Employment Agreement dated as of December 20, 2018, by and between Coronado Global Resources Inc. and Richard Rose (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.10†

Employment Agreement dated as of December 25, 2018, by and between Coronado Global Resources Inc. and Ellen Ewart (filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.11†

Employment Agreement dated as of October 18, 2018, by and between Coronado Curragh Pty Ltd and Emma Pollard (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

Exhibit No.	Description of Document

10.12†

Form of Stock Option Award Agreement (Long Term Incentive Grant) (filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.13†

Form of Performance Stock Unit Award Agreement (Long Term Incentive Grant) (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.14†

Form of Non-Executive Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.15†

Form of Restricted Stock Unit Award Agreement (Retention Grant) (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.16†

Form of Restricted Stock Unit Award Agreement (STIP Deferral Grant) (filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.17†

Summary of Non-Executive Director Compensation (filed as Exhibit 10.17 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.18†

Form of Agreement of Indemnity, Insurance and Access (filed as Exhibit 10.18 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.19†

Separation Agreement and General Release, dated May 29, 2019, between Ellen Ewart and the Company and all entities owned or controlled by the Company (filed as Exhibit 10.19 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.20**

Amended Coal Supply Agreement, dated as of November 6, 2009, by and between Stanwell Corporation Limited and Wesfarmers Curragh Pty Ltd (now known as Coronado Curragh Pty Ltd) (filed as Exhibit 10.20 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.21**

Deed of Amendment to the Amended Coal Supply Agreement, dated as of November 21, 2016, by and between Stanwell Corporation Limited and Wesfarmers Curragh Pty Ltd (now known as Coronado Curragh Pty Ltd) (filed as Exhibit 10.21 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.22**

Curragh Mine New Coal Supply Deed, dated August 14, 2018, by and between Stanwell Corporation Limited and Coronado Curragh Pty Ltd (filed as Exhibit 10.22 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.23

Deed of Amendment, dated September 20, 2018 and effective September 21, 2018, among Coronado Curragh Pty Ltd, Stanwell Corporation Limited and Coronado Group LLC (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.24

Deed of Amendment, dated March 5, 2019 and effective May 21, 2019, between Coronado Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.25

Deed of Amendment, dated May 9, 2019 and effective May 21, 2019, between Coronado Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Document

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**                                  Portions of this exhibit have been omitted, which portions will be furnished to the Securities and Exchange Commission upon request.

†                                         Management contract, compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc. (Registrant)

By:	/s/ Ayten Saridas
Ayten Saridas
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: August 5, 2019