Form 10-Q
period 2019-09-30
Coronado Global Resources Inc.
filed 2019-11-07
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-16247

___________________________________________________

Coronado Global Resources Inc.

(Exact name of registrant as specified in its charter)

___________________________________________________

Delaware	83-1780608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bill Baker Way

Beckley, West Virginia 25801

(Address of principal executive offices) (Zip Code)

(681) 207-7263

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

___________________________________________________

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

Yes ☒ No ☐

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

Yes ☐ No  ☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on October 31, 2019, including shares of common stock underlying CDIs, was 96,651,692.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) September 30, 2019	December 31, 2018
Current assets:
Cash and restricted cash		$34,445	$124,881
Trade receivables		146,331	206,127
Related party trade receivables	19	55,222	36,716
Income tax receivable		—	12,017
Inventories	6	164,640	95,103
Other current assets		39,824	40,914
Total current assets		440,462	515,758
Non-current assets:
Property, plant and equipment, net	7	1,584,904	1,618,558
Right of use asset – operating leases, net	10	65,938	—
Goodwill	8	28,008	28,008
Intangible assets, net	8	5,158	5,402
Deposits and reclamation bonds		12,577	11,635
Deferred income tax assets		12,612	11,848
Other non-current assets		18,699	18,355
Total assets		$2,168,358	$2,209,564
Liabilities and Stockholders’ Equity/Members’ Capital
Current liabilities:
Accounts payable		$49,999	$42,962
Accrued expenses and other current liabilities	9	236,699	243,496
Income tax payable		46,527	9,241
Asset retirement obligations		7,719	7,719
Contingent royalty consideration	16	2,913	26,832
Contract obligations	13	35,318	39,116
Lease liabilities	10	33,303	1,308
Other current financial liabilities		9,533	7,727
Total current liabilities		422,011	378,401
Non-current liabilities:
Asset retirement obligations		122,789	118,072
Contract obligations	13	206,960	253,578
Deferred consideration liability	14	162,773	155,332
Interest bearing liabilities	12	310,000	—
Other financial liabilities		2,112	4,073
Lease liabilities	10	48,600	2,481
Contingent royalty consideration	16	3,007	3,371
Deferred income tax liabilities		59,244	38,838
Other non-current liabilities		1,340	1,610
Total liabilities		1,338,836	955,756
Common stock $0.01 par value; 1,000,000,000 shares authorized, 96,651,692 shares are issued and outstanding as of September 30, 2019 and December 31, 2018		967	967
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of September 30, 2019 and December 31, 2018		—	—
Additional paid-in capital		820,171	1,107,948
Accumulated other comprehensive loss		(61,497)	(49,609)
Retained earnings		69,605	194,220
Noncontrolling interest		276	282
Total stockholders’ equity		829,522	1,253,808
Total liabilities and stockholders’ equity		$2,168,358	$2,209,564
See accompanying notes to consolidated financial statements.

Coronado Global Resources, Inc. Form 10-Q September 30, 20192

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three Months EndedSeptember 30,		Nine Months EndedSeptember 30,
	Note	2019	2018	2019	2018
Revenues:
Coal revenues	4	$422,174	$469,889	$1,341,503	$1,041,232
Coal revenues from related parties	4, 19	103,600	121,955	396,758	334,958
Other revenues	4	10,067	7,790	31,915	23,127
Total revenues		535,841	599,634	1,770,176	1,399,317
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		264,585	297,985	798,281	722,605
Depreciation, depletion and amortization		39,855	48,237	125,134	112,639
Freight expenses		36,973	38,892	126,335	84,047
Stanwell rebate		40,172	45,123	134,846	77,935
Other royalties		35,815	47,424	129,237	130,411
Selling, general, and administrative expenses		8,233	4,612	26,544	56,895
Total costs and expenses		425,633	482,273	1,340,377	1,184,532
Operating income		110,208	117,361	429,799	214,785
Other income (expenses):
Interest expense, net		(9,319)	(20,304)	(26,583)	(45,792)
Loss on debt extinguishment		—	—	—	(3,905)
Other, net	5	(1,172)	4,787	(130)	(22,059)
Total other income (expense), net		(10,491)	(15,517)	(26,713)	(71,756)
Income before tax		99,717	101,844	403,086	143,029
Income tax expense	11	(30,618)	(56,645)	(119,661)	(62,179)
Net income		69,099	45,199	283,425	80,850
Less: Net loss attributable to noncontrolling interest		(2)	(3)	(6)	(7)
Net income attributable to Coronado Global Resources Inc.		$69,101	$45,202	$283,431	$80,857
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment		(13,128)	(16,022)	(14,193)	(34,717)
Net gain (loss) on cash flow hedges, net of tax		(4,167)	—	2,305	—
Total comprehensive income		51,804	29,177	271,537	46,133
Less: Net loss attributable to noncontrolling interest		(2)	(3)	(6)	(7)
Total comprehensive income attributable to Coronado Global Resources Inc.		$51,806	$29,180	$271,543	$46,140

Earnings per share of common stock
Basic	15	0.71	—	2.93	—
Diluted	15	0.71	—	2.93	—

See accompanying notes to consolidated financial statements.

Coronado Global Resources, Inc. Form 10-Q September 30, 20193

Unaudited Condensed Consolidated Statements of Stockholders’ Equity/Members’ Capital

(In US$ thousands, except share data)

		Common stock		Preferred stock		Additional	Accumulated other			Total
	Members’					paid in	comprehensive	Retained	Noncontrolling	stockholders
	capital	Shares	Amount	Series A	Amount	capital	income/(loss)	earnings	interest	equity
Balance December 31, 2018	$—	96,651,692	967	1	—	1,107,948	(49,609)	194,220	282	1,253,808
Net income	—	—	—	—	—	—	—	96,820	—	96,820
Other comprehensive income (net of $2,391 tax)	—	—	—	—	—	—	5,021	—	—	5,021
Total comprehensive income	—	—	—	—	—	—	5,021	96,820	—	101,841
Dividends paid	—	—	—	—	—	—	—	(299,682)	—	(299,682)
Balance March 31, 2019	$—	96,651,692	967	1	—	1,107,948	(44,588)	(8,642)	282	1,055,967
Net income	—	—	—	—	—	—	—	117,510	(4)	117,506
Other comprehensive income (net of $383 tax)	—	—	—	—	—	—	386	—	—	386
Total comprehensive income	—	—	—	—	—	—	386	117,510	(4)	117,892
Share-based compensation for equity classified awards	—	—	—	—	—	93	—	—	—	93
Balance June 30, 2019	$—	96,651,692	967	1	—	1,108,041	(44,202)	108,868	278	1,173,952
Net income	—	—	—	—	—	—	—	69,101	(2)	69,099
Other comprehensive income (net of $-1,796 of tax)	—	—	—	—	—	—	(17,295)	—	—	(17,295)
Total comprehensive income	—	—	—	—	—	—	(17,295)	69,101	(2)	51,804
Share-based compensation for equity classified awards	—	—	—	—	—	150	—	—	—	150
Dividends paid	—	—	—	—	—	—	—	(108,364)	—	(108,364)
Return of capital	—	—	—	—	—	(288,020)	—	—	—	(288,020)
Balance September 30, 2019	$—	96,651,692	967	1	—	820,171	(61,497)	69,605	276	829,522

Coronado Global Resources, Inc. Form 10-Q September 30, 20194

		Common stock		Preferred stock		Additional	Accumulated other			Total
	Members’					paid in	comprehensive	Retained	Noncontrolling	stockholders
	capital	Shares	Amount	Series A	Amount	capital	income/(loss)	earnings	interest	equity
Balance December 31, 2017	$553,524	—	—	—	—	—	—	79,539	237	633,300
Net (loss)	—	—	—	—	—	—	—	(23,669)	(2)	(23,671)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	(23,669)	(2)	(23,671)
Members Contribution	181,610	—	—	—	—	—	—	—	62	181,672
Balance March 31, 2018	$735,134	—	—	—	—	—	—	55,870	297	791,301
Net income	—	—	—	—	—	—	—	59,324	(2)	59,322
Other comprehensive income	—	—	—	—	—	—	(18,695)	—	—	(18,695)
Total comprehensive income	—	—	—	—	—	—	(18,695)	59,324	(2)	40,627
Members Distribution	(30,274)	—	—	—	—	—	—	—	—	(30,274)
Balance June 30, 2018	$704,860	—	—	—	—	—	(18,695)	115,194	295	801,654
Net income	—	—	—	—	—	—	—	45,202	(3)	45,199
Other comprehensive income	—	—	—	—	—	—	(16,022)	—	—	(16,022)
Total comprehensive income	—	—	—	—	—	—	(16,022)	45,202	(3)	29,177
Members Distribution	(38,800)	—	—	—	—	—	—	—	—	(38,800)
Balance September 30, 2018	$666,060	—	—	—	—	—	(34,717)	160,396	292	792,031

See accompanying notes to unaudited condensed consolidated financial statements

Coronado Global Resources, Inc. Form 10-Q September 30, 20195

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$283,425	$80,850
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	125,259	112,639
Amortization of right of use asset - operating leases	16,978	—
Amortization of deferred financing costs	3,108	3,283
Non-cash interest expense	14,725	4,912
Amortization of contract obligations	(25,760)	(21,898)
Loss on disposal of property, plant and equipment	(267)	(335)
Increase (decrease) in contingent royalty consideration	(11,296)	12,062
Loss on interest rate swap	—	3,975
Equity-based compensation expense	243	—
Deferred income taxes	18,031	48,818
Reclamation of asset retirement obligations	(2,790)	(3,107)
Change in estimate of asset retirement obligation	(125)	48
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	27,668	(25,691)
Inventories	(73,741)	11,469
Other current assets	(6,310)	(28,888)
Accounts payable	7,675	8,229
Accrued expenses and other current liabilities	13,108	58,836
Operating lease liabilities	(18,041)	—
Change in other liabilities	66,721	8,697
Net cash provided by operating activities	438,611	273,899
Cash flows from investing activities:
Capital expenditures	(117,369)	(73,038)
Purchase of deposits and reclamation bonds	(947)	(971)
Redemption of deposits and reclamation bonds	5	204
Acquisition of Curragh, net of cash acquired	—	(537,207)
Net cash used in investing activities	(118,311)	(611,012)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities, net of debt discount	422,599	720,083
Proceeds from interest rate swap	—	28,251
Payments on interest rate swap	—	(3,514)
Debt issuance costs and other financing costs	(4,082)	(42,075)
Principal payments on interest bearing liabilities and other financial liabilities	(112,754)	(241,930)
Principal payments on finance and capital lease obligations	(994)	(1,424)
Payment of contingent purchase consideration	(17,660)	(6,628)
Dividends paid	(408,046)	—
Shareholders'/Members’ contributions (distributions), net	(288,020)	112,529
NCI member’s contributions	—	70
Net cash provided by (used in) financing activities	(408,957)	565,362
Net increase (decrease) in cash and restricted cash	(88,657)	228,249
Effect of exchange rate changes on cash and restricted cash	(1,779)	(4,213)
Cash and restricted cash at beginning of period	124,881	28,069
Cash and restricted cash at end of period	$34,445	$252,105
Supplemental disclosure of cash flow information:
Cash payments for interest	$9,244	$44,781
Cash paid for taxes	$49,884	$10,973
See accompanying notes to unaudited condensed consolidated financial statements

Coronado Global Resources, Inc. Form 10-Q September 30, 20196

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business, Basis of Presentation

(a)Description of the Business

Coronado Global Resources Inc. (together with its subsidiaries, the “Company” or “Coronado”) is a global producer, marketer, and exporter of a full range of metallurgical coals, an essential element in the production of steel. The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the USA.

(b)Basis of Presentation

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

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2018 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.Summary of Significant Accounting Policies

Please see Note 2 “Summary of Significant Accounting Policies” contained in the audited consolidated financial statements for the year ended December 31, 2018 included in Coronado Global Resources Inc.’s registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019.

Coronado Global Resources, Inc. Form 10-Q September 30, 20197

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)Newly Adopted Accounting Standards

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

In addition to existing finance leases and other financing obligations, the adoption of the new standard, on January 1, 2019, resulted in the recognition of ROU assets of $66.8 million and lease liabilities of $81.1 million related to operating leases. On adoption, the lease liability included reclassification of a terminal services contract liability of $14.3 million, which is classified as a lease under the newly adopted standard. There was no material impact to the Consolidated Statements of Operations and Comprehensive Income, the Consolidated Statements of Cash Flows, or the Company’s debt covenant calculations as a result of the adoption of ASU 2016-02.

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

(c)Reclassification

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

3.Acquisition of Curragh Complex

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

Coronado Global Resources, Inc. Form 10-Q September 30, 20198

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with the acquisition, Coronado Australia Holdings Pty Ltd incurred acquisition related costs for the nine months ended September 30, 2018 of $53.8 million, $38.5 million of which is recorded in selling, general, and administrative expenses. The remainder, relating to foreign currency swap losses, is recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income under “Other, net”.

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

Nine Months Ended September 30,
2018
(US$ thousands)
Revenue	$1,715,817
Net Income	197,487

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

Coronado Global Resources, Inc. Form 10-Q September 30, 20199

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma results for the nine months ended September 30, 2018 exclude non-recurring adjustments of $53.8 million of transaction costs.

4.Segment Information

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

Reportable segment results as of and for the three and nine months ended September 30, 2019 and 2018 are presented below:

	Curragh(1)	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Three months ended September 30, 2019
Total revenues	350,505	91,780	75,888	17,668	—	535,841
Adjusted EBITDA	94,860	43,555	19,229	267	(8,169)	149,742
Net income/(loss)	56,379	21,522	8,584	(2,112)	(15,274)	69,099
Total assets	1,114,022	524,748	332,496	147,674	49,418	2,168,358
Capital expenditures (2)	22,981	12,512	13,784	1,665	—	50,942

Three months ended September 30, 2018
Total revenues	396,979	120,966	66,408	16,241	(960)	599,634
Adjusted EBITDA	110,740	52,821	6,454	(1,445)	2,850	171,420
Net income/(loss)	41,742	16,435	(12,877)	(15,626)	15,525	45,199
Total assets	1,203,787	508,739	252,312	146,816	217,154	2,328,808
Capital expenditures (2)	12,632	9,165	4,061	419	559	26,836

Nine Months Ended September 30, 2019
Total revenues	1,144,689	343,217	231,805	50,465	—	1,770,176
Adjusted EBITDA	366,568	159,956	54,520	186	(26,134)	555,096
Net income/(loss)	216,136	88,441	24,107	(7,144)	(38,115)	283,425
Total assets	1,114,022	524,748	332,496	147,674	49,418	2,168,358
Capital expenditures (2)	38,407	40,712	34,102	4,143	5	117,369

Nine Months Ended September 30, 2018
Total revenues	784,358	381,467	179,063	54,429	—	1,399,317
Adjusted EBITDA	210,719	152,522	21,955	(462)	(71,486)	313,248
Net income/(loss)	95,959	93,278	(10,129)	(21,802)	(76,456)	80,850
Total assets	1,203,787	508,739	252,312	146,816	217,154	2,328,808
Capital expenditures (2)	30,470	23,349	17,252	978	989	73,038

(1) On March 29, 2018, Coronado acquired the Curragh Mining business from Wesfarmers Limited. Curragh is a separate reportable segment due to having separate management, location, assets, and operations. Curragh is located in central Queensland, Australia and the reportable segment produces a wide variety of metallurgical coal.

Coronado Global Resources, Inc. Form 10-Q September 30, 201910

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Capital expenditures includes financing fees incurred through other financial liabilities for the purchase of certain equipment.

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(US$ thousands)		(US$ thousands)
Net income	$69,099	$45,199	$283,425	$80,850
Depreciation, depletion and amortization	39,855	48,237	125,134	112,639
Interest expense (net of income)	9,319	20,304	26,583	45,792
Other foreign exchange (gains) losses	851	1,035	293	7,883
Loss on retirement of debt	—	—	—	3,905
Income tax expense	30,618	56,645	119,661	62,179
Consolidated adjusted EBITDA	$149,742	$171,420	$555,096	$313,248

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s segments, as the company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at point in time.

	Three months ended September 30, 2019
	Curragh(1)	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	318,634	89,353	67,041	15,890	—	490,918
Thermal coal	23,582	2,265	8,097	912	—	34,856
Total coal revenue	342,216	91,618	75,138	16,802	—	525,774
Other[1]	8,289	162	750	866	—	10,067
Total	350,505	91,780	75,888	17,668	—	535,841

	Three months ended September 30, 2018
	Curragh(1)	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	366,247	117,482	53,963	15,969	—	553,661
Thermal coal	23,765	3,418	10,995	5	—	38,183
Total coal revenue	390,012	120,900	64,958	15,974	—	591,844
Other[1]	6,967	66	1,450	267	(960)	7,790
Total	396,979	120,966	66,408	16,241	(960)	599,634

	Nine Months Ended September 30, 2019
	Curragh(1)	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	1,046,598	334,400	198,461	46,957	—	1,626,416
Thermal coal	71,563	8,571	30,304	1,407	—	111,845
Total coal revenue	1,118,161	342,971	228,765	48,364	—	1,738,261
Other[1]	26,528	246	3,040	2,101	—	31,915
Total	1,144,689	343,217	231,805	50,465	—	1,770,176

Coronado Global Resources, Inc. Form 10-Q September 30, 201911

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2018
	Curragh(1)	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	715,733	370,817	147,164	51,951	—	1,285,665
Thermal coal	48,813	10,545	30,449	718	—	90,525
Total coal revenue	764,546	381,362	177,613	52,669	—	1,376,190
Other[1]	19,812	105	1,450	1,760	—	23,127
Total	784,358	381,467	179,063	54,429	—	1,399,317

(1) Other revenue for Curragh includes the amortization of the Stanwell non-market coal supply contract obligation liability.

5.Expenses

Other, Net

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(US$ thousands)		(US$ thousands)
Loss on foreign exchange swap	$—	$—	$—	$(15,695)
Other foreign exchange (losses) gains	(851)	(1,035)	(293)	(7,883)
Other (expenses) income	(321)	5,822	163	1,519
Total Other, net	$(1,172)	$4,787	$(130)	$(22,059)

6.Inventories

(US$ thousands)	September 30, 2019	December 31,2018
Raw coal	$49,543	$20,106
Saleable coal	61,213	26,374
Total coal inventories	110,756	46,480
Supplies inventory	53,884	48,623
Total inventories	$164,640	$95,103

7.Property, Plant and Equipment

(US$ thousands)	September 30, 2019	December 31,2018
Land	$26,539	$26,845
Buildings and improvements	75,877	89,027
Plant, machinery, mining equipment and transportation vehicles	795,506	765,432
Mineral rights and reserves	464,710	464,680
Office and computer equipment	3,788	3,700
Mine development	477,790	479,152
Asset retirement obligation asset	82,042	80,993
Construction in process	106,970	43,691
	2,033,222	1,953,520
Less accumulated depreciation, depletion and amortization	448,318	334,962
Net property, plant and equipment	$1,584,904	$1,618,558

Coronado Global Resources, Inc. Form 10-Q September 30, 201912

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.Goodwill and Other Intangible Assets

(a)Acquired Intangible Assets

	September 30, 2019
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$820	$680
Mining permits - Logan	15	1,642	729	913
Mining permits - Buchanan	28	4,000	435	3,565
Total intangible assets		$7,142	$1,984	$5,158

	December 31, 2018
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$760	$740
Mining permits - Logan	15	1,642	638	1,004
Mining permits - Buchanan	28	4,000	342	3,658
Total intangible assets		$7,142	$1,740	$5,402

Amortization expense is charged using the straight-line method over the useful lives of the respective intangible asset. The aggregate amount of amortization expense for amortizing intangible assets for the three months ended September 30, 2019 and 2018 was $0.1 million and $0.1 million, respectively. The aggregate amount of amortization expense for amortizing intangible assets for the nine months ended September 30, 2019 and 2018 was $0.2 million and $0.2 million, respectively.

(b)Goodwill

In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. The balance of goodwill as at both September 30, 2019 and December 31, 2018 was $28.0 million.

9.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(US$ thousands)	September 30, 2019	December 31,2018
Wages and employee benefits	$65,648	$50,819
Taxes other than income taxes	8,353	6,512
Accrued royalties	34,858	49,129
Accrued freight costs	19,361	26,509
Accrued mining fees	55,351	45,615
Cash flow hedge derivative liability	2,227	5,311
Acquisition related accruals	29,025	30,349
Other liabilities	21,876	29,252
Total accrued expenses and other current liabilities	$236,699	$243,496

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $29.0 million (A$43.0 million). This amount was outstanding as at September 30, 2019 and December 31, 2018 pending financial assessment to be made by the Office of State Revenue in Queensland, Australia.

Coronado Global Resources, Inc. Form 10-Q September 30, 201913

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.Leases

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

(a)Finance Leases

ROU assets related to finance leases are presented in Property, plant and equipment, net on the unaudited Condensed Consolidated Balance Sheet. Lease liabilities related to finance leases are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non-current) on the unaudited Condensed Consolidated Balance Sheet.

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

(b)Operating Leases

ROU assets related to operating leases are presented as Right of Use assets – operating leases, net on the unaudited Condensed Consolidated Balance Sheet. Lease liabilities related to operating leases that are subject to the ASC 842 measurement requirements such as operating leases with lease terms greater than twelve months are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non-current) on the unaudited Condensed Consolidated Balance Sheet.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating lease ROU assets may also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. The Company has lease arrangements with lease and non-lease components which are accounted for separately. Non-lease components of the lease payments are expensed as incurred and are not included in determining the present value. As at September 30, 2019 the unaudited Condensed Consolidated Balance Sheet included $44.7 million of operating lease liabilities relating to equipment embedded within mining service contracts.

Coronado Global Resources, Inc. Form 10-Q September 30, 201914

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to Company’s right-of use assets and related lease liabilities are as follows:

	Three Months Ended	Nine Months Ended
(US$ thousands)	September 30, 2019	September 30, 2019
Operating lease costs	$7,671	$20,532
Cash paid for operating lease liabilities	6,968	18,041

Finance lease costs:
Amortization of right of use assets	627	1,848
Interest on lease liabilities	47	155
Total finance lease costs	$674	$2,003

(US$ thousands)	September 30, 2019	December 31,2018
Operating leases:
Operating lease right-of-use assets	$65,938	$—

Finance leases:
Property and equipment	7,881	7,074
Accumulated depreciation	(4,762)	(2,914)
Property and equipment, net	3,119	4,160

Current operating lease obligations	30,510	—
Operating lease liabilities, less current portion	48,600	—
Total operating lease liabilities	79,110	—

Current finance lease obligations	2,793	1,307
Finance lease liabilities, less current portion	—	2,481
Total Finance lease liabilities	2,793	3,788

Total Lease liability	$81,903	$3,788

September 30, 2019
Weighted Average Remaining Lease Term (Years)
Weighted average remaining lease term – finance leases	0.93
Weighted average remaining lease term – operating leases	2.95

Weighted Average Discount Rate
Weighted discount rate – finance lease	6.25%
Weighted discount rate – operating lease	7.97%

Coronado Global Resources, Inc. Form 10-Q September 30, 201915

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s operating leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the terms deemed reasonable to exercise. Maturities of lease liabilities are as follows:

(US$ thousands)	Operating Lease	Finance Lease
Year ending December 31,
2019	$9,180	$355
2020	34,823	2,568
2021	25,819	—
2022	8,473	—
2023	8,427	—
Thereafter	2,103	—
Total lease payments	88,825	2,923
Less imputed interest	(9,715)	(130)
Total lease liability	$79,110	$2,793

11.Income Taxes

Prior to August 13, 2018, the Company and its related entities were treated as partnerships for US income tax purposes and therefore provided no income taxes within the financial statements. On August 13, 2018, the Company converted to a c-corporation and began to provide US income taxes on the earnings of the Curragh operations. The Company’s foreign structure consists of Australian entities which are treated as corporations subject to tax under Australian tax authorities. The Curragh entities are treated as a branch for US tax purposes and income flows through to the Company. On September 19, 2018, the legacy US businesses were contributed to the Company and became taxable under the ownership of the Company at that time. The effect of the above restructures was to recognize net deferred tax balances of $40.5 million through income tax expense during the quarter ended September 30, 2018.

For the three and nine months ended September 30, 2019 and 2018, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2019 estimated annual effective tax rate, including discrete items, is 29.7%. The Company had income tax expense of $30.6 million and $119.7 million for the three and nine months ended September 30, 2019 respectively.

Income tax expense of $56.7 million for the three months ended September 30, 2018 and $62.2 million for the nine months ended September 30, 2018, related to the Company’s Australian Operations and was calculated based on effective tax rate of 15.1% for the period, and the initial recognition of the deferred tax balances of $40.5 million relating to the reorganization noted above.

12.Interest Bearing Liabilities

The Company had a Multicurrency Revolving Syndicated Facility Agreement, or SFA, dated September 15, 2018, comprising of Facility A ($350 million loan facility) and Facility B (A$370 million bank guarantee facility).

On September 11, 2019, the Company executed an amendment to the SFA, with the key amendments as follows:

•Facility C – an additional multicurrency loan facility with a limit of $200 million. All other terms match those of Facility A.

•Facility B – amended to a multicurrency bank guarantee facility without altering its limit of A$370 million.

•Termination date – the termination date of the SFA was extended by 12 months to February 15, 2023.

The SFA is a revolving credit facility under which the Company may borrow funds from Facility A and/or Facility C for a period of one, two, three or six months, each referred to as a Term. The interest rate is set at the commencement of each Term. At the end of each Term, the Company may elect to repay the loan or extend any loan amount outstanding for a further period of one, two, three or six months. The Term of the loan cannot extend beyond the Termination Date of the SFA.

During the nine months ended September 30, 2019 the Company borrowed a total amount of $414.0 million under the SFA to partially fund distributions to shareholders in the period of $696.0 million, and for other working capital purposes.

Coronado Global Resources, Inc. Form 10-Q September 30, 201916

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total interest bearing liabilities outstanding under the SFA as at September 30, 2019, was $310.0 million. There were no amounts outstanding under the SFA as at December 31, 2018.

13.Contract Obligations

The following is a summary of the contract obligations as of September 30, 2019:

(US$ thousands)	Short-term	Long-term	Total
Coal leases contract liability	$843	$21,519	$22,362
Stanwell below market coal supply agreement	34,475	185,441	219,916
	$35,318	$206,960	$242,278

The following is a summary of the contract obligations as of December 31, 2018:

(US$ thousands)	Short-term	Long-term	Total
Terminal services contract liability	$2,717	$11,549	$14,266
Coal leases contract liability	844	22,354	23,198
Stanwell below market coal supply agreement	35,555	219,675	255,230
	$39,116	$253,578	$292,694

On adoption of ASC 842 – Leases the Terminal services contract liability was eliminated against the Terminal services Right of Use Asset on the unaudited Condensed Consolidated Balance Sheet.

14.Deferred Consideration Liability

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

(US$ thousands)	September 30, 2019	December 31,2018
Stanwell Reserved Area deferred consideration	$162,773	$155,332
	$162,773	$155,332

Coronado Global Resources, Inc. Form 10-Q September 30, 201917

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Earnings per Share

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
(US$ thousands, except per share data)	September 30, 2019	September 30, 2019
Numerator:
Net Income	$69,099	$283,425
Less: Net income attributable to Non-controlling interest	(2)	(6)
Net Income attributable to Company stockholders	$69,101	$283,431

Denominator (in thousands):
Weighted-average shares of common stock outstanding	96,652	96,652
Effects of dilutive shares	2	2
Weighted average diluted shares of common stock outstanding	96,654	96,654
Earnings Per Share (US$):
Basic	0.71	2.93
Dilutive	0.71	2.93

16.Derivatives and Fair Value Measurement

(a)Derivatives

The Company may use derivative financial instruments to manage its financial risks in the normal course of operations, including foreign currency risks, commodity price risk related to purchase of raw materials (such as gas or diesel) and interest rate risk. Derivatives are exclusively used for cashflow hedge purposes and hedging for speculative purposes is strictly prohibited under the Treasury Risk Management Policy approved by the Board of Directors.

The financing counterparties to the derivative contracts potentially expose the Company to credit-related risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of the financial instrument. The Company mitigates credit risk by entering into derivative contracts with high credit quality counterparties, limiting the amount of exposure to each counterparty and frequently monitoring their financial condition.

Forward fuel contracts

In 2018, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel for the diesel fuel that is used, or expects to use, in the operations at Curragh in 2019. During the nine months ended September 30, 2019, the Company entered into additional derivative contracts in relation to expected consumption of diesel fuel in the operations at Curragh in 2020. The aggregate notional amount for all outstanding derivative contracts were $70.9 million at September 30, 2019, and $44.6 million at December 31, 2018.

The unrealized loss of $0.2 million, net of tax, recognized in “Accumulated other comprehensive income/(loss)” as at September 30, 2019, is expected to be recognized into “Cost of coal revenues” in the Unaudited Condensed Statements of Operations and Comprehensive Income within the next 15 months.

Forward foreign currency contracts

The Company’s Australian operations utilizes the cash it generates from its US$ denominated coal sales revenue to fund its operating costs, which are predominantly in A$. During the three months ended September 30, 2019, the Company entered into forward foreign currency contracts to hedge its foreign exchange exposure on a portion of the US$ denominated coal sales revenue at Curragh, whose functional currency is A$.

The aggregated notional amount of the outstanding derivative contracts as at September 30, 2019 was $166.5 million. The unrealized loss of $1.3 million, net of tax, recognized in “Accumulated other comprehensive income/(loss)” at

Coronado Global Resources, Inc. Form 10-Q September 30, 201918

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2019, is expected to be recognized into “Coal revenues” in the Unaudited Condensed Statements of Operations and Comprehensive Income within the next 12 months.

Given the forward fuel and forward foreign currency contracts were designated as cash flow hedges, any unrealized gain and losses on these derivatives are recorded in “Accumulated other comprehensive income/(loss)” and are reclassified into “Cost of coal revenues” and “Coal revenues”, respectively, in the Unaudited Condensed Statements of Operations and Comprehensive Income in the period in which the hedged transaction impacts income. Refer to Note 17 “Accumulated other comprehensive loss” for further disclosure.

The fair value of foreign currency and diesel fuel derivatives reflected in the accompanying unaudited Condensed Consolidated Balance Sheet are set forth in the table below:

		September 30, 2019		December 31, 2018
(US$ thousands)	Classification	Derivative asset	Derivative liability	Derivative asset	Derivative liability
Forward fuel contracts	Other current assets	39	—	—	—
	Other current liabilities	—	215	—	5,402
	Other non-current liabilities	—	345	—	—

Forward foreign currency contracts	Other current assets	112	—	—	—
	Other current liabilities	—	2,012	—	—

		151	2,572	—	5,402

The following table presents our details of foreign currency and diesel fuel outstanding hedge contracts:

	September 30, 2019			December 31, 2018
(in thousands)	Notional amount (thousands)	Unit of measure	Varying maturity dates	Notional amount (thousands)	Unit of measure	Varying maturity dates
Designated forward fuel contracts	150,742	Liters	August 2019 – December 2020	93,420	Liters	January 2019 – December 2019

Designated forward foreign currency contracts	166,542	US$	September 2019 - March 2020	-	-	-

Other derivatives

During the nine months ended September 30, 2018 the Company entered into a foreign exchange swap contract to hedge against the exposure fluctuations in the Australian Dollar against the U.S. Dollar on the purchase price of Curragh between the Agreement date and the completion date. The Company elected not to formally designate the swaps as cash flow hedges. As such, the Company accounted for the foreign exchange swaps as an economic hedge and recorded at fair value at the end of each reporting period. Pursuant with ASC 815, the foreign exchange swaps were initially recorded at fair value and all subsequent changes were recorded to “Other, net” (see Note 5 – “Other, net”) within the unaudited Condensed Consolidated Statements of Operations.

(b)Fair Value of Financial Instruments

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

Coronado Global Resources, Inc. Form 10-Q September 30, 201919

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Instruments Measured on a Recurring Basis

As of September 30, 2019, the Company has the following liabilities that are required to be measured at fair value on a recurring basis:

•Forward commodity contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

•Foreign currency forward contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

•Contingent royalty: fair value is determined using the Black-Scholes option pricing formula (Level 3)

•VSM: fair value is determined using the projected cash flow analysis (Level 3)

The following tables set forth the hierarchy of the Company’s net financial liabilities positions for which fair value is measured on a recurring basis as of September 30, 2019:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$(521)	$—	$(521)
Forward foreign currency contracts	—	(1,900)	—	(1,900)
Contingent royalty	—	—	(5,920)	(5,920)
	$—	$(2,421)	$(5,920)	$(8,341)

The Company’s net financial liability positions for which fair value is measured on a recurring basis as of December 31, 2018 was as follows:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$(5,402)	$—	$(5,402)
Contingent royalty	—	—	(17,216)	(17,216)
VSM	—	—	(12,987)	(12,987)
	$—	$(5,402)	$(30,203)	$(35,605)

Coronado Global Resources, Inc. Form 10-Q September 30, 201920

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Royalty Consideration

Key assumptions in the valuation include the gross sales price forecast, export volume forecast, volatility, the risk-free rate, and credit-spread of the Company.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands)	Fair value at September 30, 2019	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability(1)	$5,920	Black-Scholes Option model	Gross sales price forecast per tonne	$87.2 to $114.2 ($104.3)
			Export volume forecast (000’s)	5,117 tons over 18 months
			Volatility	15.6%
			Risk-free rate	1.69% to 1.91% (1.82%)
			Company credit spread	0.0635

(1) $2.9 million of this amount is classified as a current liability with the remainder of $3.0 million being classified as a non-current liability.

Value Share Mechanism

Key assumptions in the valuation include the risk-free rate, the tax rate, distribution, price volatility, and Foreign Exchange (“FX”) rate.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands)	Fair value at September 30, 2019	Valuation technique	Unobservable input	Range (Weighted Avg.)
Value Share Mechanism (VSM)	$—	Projected cash flows	Gross sales price forecast per tonne	$102.2 to $121.5 ($112.2)
			Tax rate	30.00%
			FX rate	0.675
Given the remaining period of the VSM obligation is short-term, the valuation technique has been changed from Monte Carlo simulation to projected cash flows.

Coronado Global Resources, Inc. Form 10-Q September 30, 201921

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of all the activity related to the contingent royalty liability and value share mechanism:

	Nine Months Ended September 30, 2019 activity
(US$ thousands)	Account Classification	Contingent Royalty Liability	VSM	Incurred royalties	Total
Beginning balance at January 1, 2019:		17,216	12,987	8,295	38,498
Statement of Operation activity:
Contingent liability/VSM expense incurred	Other royalties	—	—	16,598	16,598
Decrease in VSM Liability value	Other royalties	—	(12,987)	—	(12,987)
Decrease in Contingent Royalty Liability value	Other royalties	(11,296)	—	—	(11,296)
Total Statement of Operations activity:		(11,296)	(12,987)	16,598	(7,685)
Cash paid to CONSOL/Wesfarmers		—	—	(23,400)	(23,400)
Balance sheet:
Royalties payable to CONSOL/Wesfarmers	Accrued expenses and other liabilities	—	—	1,493	1,493
VSM Liability	Contingent royalty consideration—current	—	—	—	—
Contingent Royalty Liability	Contingent royalty consideration	5,920	—	—	5,920
Total liabilities		5,920	—	1,493	7,413

There are no other fair value measurements of assets and liabilities that are measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018.

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of September 30, 2019 and December 31, 2018:

•Cash and restricted cash, accounts receivable, accounts payable, accrued expenses, lease liabilities and other current financial liabilities: The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets approximate fair value due to the short maturity of these instruments.

•Deposits and reclamation bonds, lease liabilities, interest bearing liabilities and other financial liabilities: The fair values approximate the carrying values reported in the unaudited Condensed Consolidated Balance Sheets.

Coronado Global Resources, Inc. Form 10-Q September 30, 201922

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.Other Comprehensive Income

Accumulated other comprehensive loss consisted of the following at September 30, 2019:

		Net unrealized gain (loss)
(US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Cash flow foreign currency hedges	Total
Balance at December 31, 2018	(45,827)	(3,782)	—	(49,609)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(14,193)	6,251	(3,332)	(11,274)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	(1,111)	1,485	374
Tax effects	—	(1,542)	554	(988)
Total net current-period other comprehensive income (loss)	(14,193)	3,598	(1,293)	(11,888)
Balance at September 30, 2019	(60,020)	(184)	(1,293)	(61,497)

18.Commitments

(a)Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2019	1,746
2020	5,297
2021	5,160
2022	4,995
2023	4,921
Thereafter	25,714
Total	47,833

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b)Other commitments

As of September 30, 2019, purchase commitments for capital expenditures were $37.2 million, all of which is obligated within the next 12 months.

The Company has entered into fixed price contracts to purchase fuel for the U.S. operations. As of September 30, 2019, the commitment for fuel purchases were $2.8 million, all of which is obligated within the three months to December 31, 2019.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years. In the U.S., the Company typically negotiates its rail and coal terminal on an annual basis. As of September 30, 2019, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.0 billion, of which approximately $87.8 million is obligated within the next year.

Coronado Global Resources, Inc. Form 10-Q September 30, 201923

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.Related‑Party Transactions

X-Coal

During the three and nine months ended September 30, 2019 the Company sold coal to Xcoal Energy and Resources, or Xcoal, an entity associated with Non-Executive director, Mr. Ernie Thrasher. Revenues from Xcoal of $103.6 million and $122.0 million, respectively, are recorded as coal revenues on the unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2019 and 2018. Revenues from Xcoal of $396.8 million and $335.0 million, respectively, are recorded as coal revenues on the unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019 and 2018. At September 30, 2019 amounts due from Xcoal in respect of coal sales were $55.2 million. As of December 31, 2018, amounts due from Xcoal in respect of coal sales were $36.0 million. These balances are included in related party receivables.

20.Contingencies

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

Facility B of the SFA provides A$370 million for issuing multicurrency bank guarantees. At September 30, 2019, Facility B of the SFA had been utilized to issue A$268.1 million of bank guarantees on behalf of the Company.

Curragh is a co-appellant to proceedings in the Queensland Supreme Court brought by Aurizon. Aurizon’s claim relates to costs relating to the co-defendants’ use of the Wiggins Island Coal Export Terminal Pty Ltd, or WICET, rail links, in particular, whether the “First Milestone Target Date”, which triggers certain “WIRP Fee” payments under the Wiggins Island Rail Project Deed, or WIRP Deed, has been achieved. On June 27, 2019, the Queensland Supreme Court delivered judgements in favor of Aurizon against Coronado Curragh Pty Ltd and the other co-defendants. The Company intends to continue to strongly contest the matter. The Company, together with the other co-defendants, lodged a notice of appeal of the Queensland Supreme Court judgement on July 25, 2019. It is currently expected that, were Aurizon successful in the ultimate result of the litigation and expert determinations, Coronado Curragh Pty Ltd would be required to pay approximately A$2.3 million per annum for the term of the WIRP Deed (which is 233 months). Resolution of this dispute would also result in the Company’s below rail access to WICET (of 1.5 MMtpa) becoming a firm contractual capacity entitlement (and the subject of a 20 year take-or-pay access agreement) instead of an ad hoc entitlement only. The Company’s unaudited Condensed Consolidated Balance Sheet includes an estimated loss contingency associated with these proceedings of approximately $4.6 million and $3.5 million as at September 30, 2019 and December 31, 2018, respectively.

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

Coronado Global Resources, Inc. Form 10-Q September 30, 201924

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Coronado Global Resources Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Coronado Global Resources Inc. and subsidiaries (the Company) as of September 30, 2019, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2019 and 2018, the related condensed consolidated statements of changes in stockholders’ equity/members’ capital and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Richmond, Virginia

November 7, 2019

Coronado Global Resources, Inc. Form 10-Q September 30, 201925

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes to those statements included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for year ended December 31, 2018 included in Coronado Global Resources Inc.’s registration statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission, or SEC, and the Australian Securities Exchange, or the ASX, on June 28, 2019.

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

Any forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance, events or outcomes to differ materially from the results, performance, events or outcomes expressed or anticipated in these statements, many of which are beyond our control. Such forward-looking statements are based on an assessment of present economic and operating conditions on a number of best estimate assumptions regarding future events and actions. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:

•the prices we receive for our coal;

•the demand for steel products, which impacts the demand for our metallurgical, or Met, coals;

•risks inherent to mining;

•the loss of, or significant reduction in, purchases by our largest customers;

•our ability to collect payments from our customers depending on their creditworthiness, contractual performance or otherwise;

•our ability to continue acquiring and developing coal reserves that are economically recoverable;

•uncertainties in estimating our economically recoverable coal reserves;

•transportation for our coal becoming unavailable or uneconomic for our customers;

•the risk that we may be required to pay for unused capacity pursuant to the terms of our take-or-pay arrangements with rail and port operators;

•our ability to retain key personnel and attract qualified personnel;

•any failure to maintain satisfactory labor relations;

•our ability to obtain, renew or maintain permits and consents necessary for our operations;

Coronado Global Resources, Inc. Form 10-Q September 30, 201926

•potential costs or liability under applicable environmental laws and regulations, including with respect to any exposure to hazardous substances caused by our operations, as well as any environmental contamination our properties may have or our operations may cause;

•extensive regulation of our mining operations and future regulations and developments;

•our ability to provide appropriate financial assurances for our obligations under applicable laws and regulations;

•assumptions underlying our asset retirement obligations for reclamation and mine closures;

•concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, which could result in increased regulation of coal combustion in many jurisdictions and divestment efforts affecting the investment community;

•the extensive forms of taxation that our mining operations are subject to, and future tax regulations and developments;

•risks unique to international mining and trading operations;

•any cyber-attacks or other security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us, our customers or other third parties;

•a decrease in the availability or increase in costs of key supplies, capital equipment or commodities, such as diesel fuel, steel, explosives and tires;

•unfavorable economic and financial market conditions;

•the risk that we may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;

•risks related to divestitures and acquisitions;

•our indebtedness and ability to comply with the covenants under the agreements governing such indebtedness;

•our ability to generate sufficient cash to service all of our indebtedness or other obligations;

•the risk that diversity in interpretation and application of accounting principles in the mining industry may impact our reported financial results; and

•other risks and uncertainties detailed in this report, including, but not limited to, those discussed in “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Coronado Global Resources, Inc. Form 10-Q September 30, 201927

Our operations in Australia, or our Australian Operations, comprise the 100%-owned Curragh producing mine complex. Our operations in the United States, or the U.S. Operations, comprise three 100%-owned producing mine complexes (Buchanan, Logan and Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate). In addition to Met coal, our Australian Operations sell thermal coal, which is used to generate electricity, to Stanwell Corporation Limited, or Stanwell. Our U.S. Operations also produce and sell some thermal coal that is extracted in the process of mining Met coal.

Our business profile primarily focuses on the production of Met coal for the North American and seaborne export markets. For the nine months ended September 30, 2019, we produced 15.7 MMt and sold 15.3 MMt of coal. Met coal and thermal coal sales represented approximately 80.0% and 20.0%, respectively, of our total volume of coal sold for the nine months ended September 30, 2019.

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

Australian IPO

On October 23, 2018, we completed an initial public offering on the ASX, pursuant to which the Company issued and sold the equivalent of 16,651,692 shares of common stock in the form of CHESS Depositary Interests, or CDIs, and the EMG Group sold the equivalent of 2,691,896.4 shares of common stock in the form of CDIs, which we refer to as the Australian IPO.

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

Coronado Global Resources, Inc. Form 10-Q September 30, 201928

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Summary

The financial and operational highlights for the three months ended September 30, 2019:

•Sales volume totaled 4.9 MMt for the three months ended September 30, 2019, or 0.4 MMt lower than the three months ended September 30, 2018. Sales volumes were impacted by reduced production due to scheduled mine and rail maintenance at Curragh and by the curtailment of Buchanan shipments to China due to increased import tariffs on U.S. coal.

•Net income increased by $23.9 million, from $45.2 million for the three months ended September 30, 2018, to net income of $69.1 million for the three months ended September 30, 2019, reflecting lower income tax in 2019 due to initial recognition of deferred tax liabilities during the three months ended September 30, 2018, as a result of the Reorganization Transaction and lower interest expense of $11.0 million.

•Lower coal market prices during the three months ended September 30, 2019 resulted in lower average realized Met price of $125.9 per Mt sold, 4.2% lower compared to the three months ended September 30, 2018.

•Adjusted EBITDA for the three months ended September 30, 2019 totaled $149.7 million, a decrease of $21.7 million, from Adjusted EBITDA of $171.4 million for the three months ended September 30, 2018, largely driven by a decline in revenues partially offset by lower operating costs.

•During the three months ended September 30, 2019, the Company paid a distribution of $396.3.0 million, which was funded by available cash and external borrowings. As at September 30, 2019 the company had $310.0 million of external borrowings outstanding.

Coronado Global Resources, Inc. Form 10-Q September 30, 201929

	For Three months ended September 30,
	($ in thousands)
	2019	2018	Change	%
Revenues:
Coal revenues	525,774	591,844	(66,070)	(11.2%)
Other revenues	10,067	7,790	2,277	29.2%
Total revenues	535,841	599,634	(63,793)	(10.6%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	264,585	297,985	(33,400)	(11.2%)
Depreciation, depletion and amortization	39,855	48,237	(8,382)	(17.4%)
Freight expenses	36,973	38,892	(1,919)	(4.9%)
Stanwell rebate	40,172	45,123	(4,951)	(11.0%)
Other royalties	35,815	47,424	(11,609)	(24.5%)
Selling, general, and administrative expenses	8,233	4,612	3,621	78.5%
Total costs and expenses	425,633	482,273	(56,640)	(11.7%)
Operating income	110,208	117,361	(7,153)	(6.1%)
Other income (expenses):
Interest expense, net	(9,319)	(20,304)	10,985	(54.1%)
Other, net	(1,172)	4,787	(5,959)	(124.5%)
Total other income (expense), net	(10,491)	(15,517)	5,026	(32.4%)
Net income before tax	99,717	101,844	(2,127)	(2.1%)
Income tax expense	(30,618)	(56,645)	26,027	(45.9%)
Net income	69,099	45,199	23,900	52.9%
Less: Net loss attributable to noncontrolling interest	(2)	(3)	1	(33.3%)
Net income attributable to Coronado Global Resources, Inc.	69,101	45,202	23,899	52.9%

Coal Revenues

Coal revenues were $525.8 million for the three months ended September 30, 2019, a decrease of $66.1 million, as compared to $591.8 million for the three months ended September 30, 2018. This decrease was predominantly due to lower Met coal sales volumes and a lower average realized Met coal price during the 2019 period. Lower pricing mainly impacted Curragh and Buchanan which sell into the export market at indexed prices. Sales volumes were down at Curragh due to its mine and rail infrastructure scheduled maintenance in the quarter, while Buchanan sales volume decreased due to suspended shipments to China as a result of increased Chinese tariffs.

Other Revenues

Other revenues were $10.1 million for the three months ended September 30, 2019, an increase of $2.3 million, as compared to $7.8 million for the three months ended September 30, 2018. The increase is predominantly related to Curragh, including an increase of $1.3 million for amortization of the Stanwell non-market coal supply agreement, or CSA, liability for the three months ended September 30, 2019 as a result of higher thermal coal sales volumes to Stanwell.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues for the Company were $264.6 million for the three months ended September 30, 2019, a decrease of $33.4 million, as compared to $298.0 million for the three months ended September 30, 2018.

Cost of coal revenues at Curragh were down $13.1 million largely driven by a favorable average foreign exchange rate on translation of the Curragh operations of A$/US$: 0.68 versus 0.73 for the three months ended September 30, 2019 compared to the same period in 2018. The remainder of the decrease was largely due to lower operating costs from 0.4MMt of lower sales volume.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $39.9 million for the three months ended September 30, 2019, a decrease of $8.4 million, as compared to $48.2 million for the three months ended September 30, 2018. The decrease was associated with lower production resulting in lower depreciation for assets depreciated under units of production and

Coronado Global Resources, Inc. Form 10-Q September 30, 201930

favorable average foreign exchange rate on translation of the Curragh operations for the three months ended September 30, 2019 compared to the same period in 2018

Freight Expenses

The amount of freight expenses was $37.0 million for the three months ended September 30, 2019, a decrease of $1.9 million, as compared to $38.9 million for the three months ended September 30, 2018. The decrease was predominantly driven by overall decrease in export coal sales volume.

Stanwell Rebate

The Stanwell rebate was $40.2 million for the three months ended September 30, 2019, a decrease of $5.0 million, as compared to $45.1 million for the three months ended September 30, 2018. The decrease was largely driven by lower realized coal pricing during the third quarter of 2019 coupled with favorable average foreign exchange rate on translation of the Curragh operations compared to the same period in 2018.

Other Royalties

Other royalties were $35.8 million in the three months ended September 30, 2019, a decrease of $11.6 million, as compared to $47.4 million in the three months ended September 30, 2018. Lower royalties were a product of favorable average foreign exchange rate for the quarter used to translate the Curragh operations, lower export pricing and a mark-to- market write down of Buchanan’s Contingent Royalty Consideration (payable to CONSOL) obligation due to lower forecast Met pricing at the end of September 30, 2019.

Interest Expense, net

Interest expense, net of $9.3 million for the three months ended September 30, 2019 decreased $11.0 million, as compared to $20.3 million for the three months ended September 30, 2018. The higher interest expense in 2018 was due to a $700 million term loan that was established for the Curragh acquisition which was subsequently repaid on October 24, 2018.

Income tax expense

Income tax expense of $30.6 million for the three months ended September 30, 2019 decreased $26.0 million, as compared to $56.6 million for the three months ended September 30, 2018. The 2019 income tax expense is based on an effective tax rate of 29.7%. The 2018 period included $40.5 million deferred tax recognized as a result of the Corporate Reorganization Transaction.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Summary

The financial and operational highlights for the nine months ended September 30, 2019:

•Sales volume totaled 15.3 MMt for the nine months ended September 30, 2019, or 2.9 MMt higher than the nine months ended September 30, 2018, predominantly due to the acquisition of Curragh on March 29, 2018.

•Net income increased by $202.6 million, from $80.9 million for the nine months ended September 30, 2018, to $283.4 million for the nine months ended September 30, 2019, reflecting increases in operating income, predominantly due to the acquisition of Curragh on March 29, 2018, lower interest expense, no loss on debt extinguishment, and lower other expenses, partly offset by higher income tax expense.

•Adjusted EBITDA for the nine months ended September 30, 2019 totaled $555.1 million, an increase of $241.8 million, from Adjusted EBITDA of $313.2 million for the nine months ended September 30, 2018, predominantly due to the acquisition of Curragh on March 29, 2018.

•Cash generated from operating activities of $438.6 million for the nine months ended September 30, 2019 was partially offset by capital expenditures of $117.4 million.

•During the nine months ended September 30, 2019, the Company paid dividends and other distributions of $696.0 million, which was funded by available cash and external borrowings. As at September 30, 2019 the company had $310.0 million of external borrowings outstanding.

Coronado Global Resources, Inc. Form 10-Q September 30, 201931

•As of September 30, 2019, Coronado had cash of $34.2 million (excluding restricted cash) and $240.0 million of availability under the amended Multicurrency Revolving Syndicated Facility Agreement, dated September 11, 2019, which we refer to as the SFA.

	For Nine months ended September 30,
	($ in thousands)
	2019	2018	Change	%
Revenues:
Coal revenues	1,738,261	1,376,190	362,071	26.3%
Other revenues	31,915	23,127	8,788	38.0%
Total revenues	1,770,176	1,399,317	370,859	26.5%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	798,281	722,605	75,676	10.5%
Depreciation, depletion and amortization	125,134	112,639	12,495	11.1%
Freight expenses	126,335	84,047	42,288	50.3%
Stanwell rebate	134,846	77,935	56,911	73.0%
Other royalties	129,237	130,411	(1,174)	(0.9%)
Selling, general, and administrative expenses	26,544	56,895	(30,351)	(53.3%)
Total costs and expenses	1,340,377	1,184,532	155,845	13.2%
Operating income	429,799	214,785	215,014	100.1%
Other income (expenses):
Interest expense, net	(26,583)	(45,792)	19,209	(41.9%)
Loss on debt extinguishment	—	(3,905)	3,905	(100.0%)
Other, net	(130)	(22,059)	21,929	(99.4%)
Total other income (expense), net	(26,713)	(71,756)	45,043	(62.8%)
Net income before tax	403,086	143,029	260,057	181.8%
Income tax expense	(119,661)	(62,179)	(57,482)	92.4%
Net income	283,425	80,850	202,575	250.6%
Less: Net loss attributable to noncontrolling interest	(6)	(7)	1	(14.3%)
Net income attributable to Coronado Global Resources, Inc.	283,431	80,857	202,574	250.5%

Coal Revenues

Coal revenues were $1,738.3 million for the nine months ended September 30, 2019, an increase of $362.1 million, as compared to $1,376.2 million for the nine months ended September 30, 2018. Curragh contributed $402.0 million in additional coal revenues for the nine months ended September 30, 2019 compared to the comparative period given Curragh was acquired on March 29, 2018. Additionally, average realized Met coal price for the nine months to September 30, 2019 was $133.8 per Mt sold, $4.4 per Mt sold higher compared to $129.4 per Mt sold for the nine months ended September 2018.

Other Revenues

Other revenues were $31.9 million for the nine months ended September 30, 2019, an increase of $8.8 million, as compared to $23.2 million for the nine months ended September 30, 2018. The increase is predominantly related to the higher amortization of the Stanwell non-market CSA liability for the nine months ended September 30, 2019 of $25.1 million compared to $19.1 million for the prior period on account of higher thermal coal sales to Stanwell. Other revenues for our operating segments in the United States increased $2.0 million on higher freight revenue.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues for the Company were $798.3 million for the nine months ended September 30, 2019, an increase of $75.7 million, as compared to $722.6 million for the nine months ended September 30, 2018. Of this increase $81.3 million was attributable to a full nine-month contribution in the 2019 period from Curragh compared to a partial period from acquisition on March 29, 2018 in the comparative period. Partially offsetting this increase was (1) favorable average foreign exchange rate on translation of the Curragh operations of A$/US$: 0.70 versus 0.74 for the nine months ended September 30, 2019 compared to the same period in 2018 and (2) the unwind of a $21.4 million fair value

Coronado Global Resources, Inc. Form 10-Q September 30, 201932

adjustment recognized to coal inventories on acquisition of Curragh that was unwound during the nine months ended September 30, 2018.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $125.1 million for the nine months ended September 30, 2019, an increase of $12.5 million, as compared to $112.6 million for the nine months ended September 30, 2018. The increase was primarily a result of Curragh’s additional contribution for the nine months ended September 30, 2019 compared to the comparative period given Curragh was acquired on March 29, 2018.

Freight Expenses

The amount of freight expenses was $126.3 million for the nine months ended September 30, 2019, an increase of $42.3 million, as compared to $84.0 million for the nine months ended September 30, 2018. The increase is primarily due to additional freight expenses of $34.8 million in 2019 that were not included in the comparative period given Curragh was acquired on March 29, 2018. Partially offsetting this increase was a favorable average foreign exchange rate on translation of the Curragh operations for the nine months ended September 30, 2019 compared to the same period in 2018. The remaining increase is largely driven by higher freight expense for our operating segments in the United States with respect to new rail and port arrangements with certain customers that did not exist in 2018.

Stanwell Rebate

The Stanwell rebate was $134.8 million for the nine months ended September 30, 2019, an increase of $56.9 million, as compared to $77.9 million for the nine months ended September 30, 2018. This is primarily on account of Curragh’s contribution to the Company’s result in 2018 was only for part of the period since March 29, 2018, being the date of acquisition. Additionally, higher average realized price per Mt sold contributed to the increase in Stanwell rebate.

Selling, General, and Administrative Expenses

Selling, general and administrative costs were $26.5 million for the nine months ended September 30, 2019, a decrease of $30.3 million, as compared to $56.9 million for the nine months ended September 30, 2018. The decrease was primarily due to one-off, non-recurring costs incurred in relation to the Curragh acquisition during March 2018 relating to stamp duty of $29.0 million (A$43.0 million).

Interest Expense, net

Interest expense, net of interest income, was $26.6 million for the nine months ended September 30, 2019, a decrease of $19.2 million, as compared to interest expense of $45.8 million for the nine months ended September 30, 2018. In the 2018 period the Company incurred interest expense of $32.3 million which related to a $700 million term loan that was established for the Curragh acquisition and was fully repaid on October 24, 2018. This was partially offset by the increase in accretion of the deferred consideration liability, recognized on the purchase of the SRA on August 14, 2018, of $12.3 million compared to the nine months ended September 30, 2018 which only included the accretion for part of the period.

Loss on Debt Extinguishment

For the nine months ended September 30, 2018, the Company recognized a loss on debt extinguishment of $3.9 million relating to the extinguishment of a term loan that occurred in conjunction with the Curragh acquisition on March 29, 2018. There was no debt extinguishment cost for the nine months ended September 30, 2019.

Other, Net

Other, net expense was $0.1 million for the nine months ended September 30, 2019, a decrease of $21.9 million, as compared to $22.0 million for the nine months ended September 30, 2018. This favorable variance is primarily comprised of non-recurring costs incurred in 2018 relating to the $15.7 million loss on the settlement of a foreign exchange swaps recognized at the time of the Curragh acquisition and a fair value adjustment of $4.9 million on interest rate swaps that were in place during the nine months ended September 30, 2018.

Income tax expense

Income tax expense of $119.7 million for the nine months ended September 30, 2019 increased $57.5 million, as compared to $62.2 million for the nine months ended September 30, 2018. The 2019 income tax expense is based on an effective tax rate of 29.7%. The 2018 period included $40.5 million deferred tax recognized as a result of the Corporate Reorganization Transaction.

Coronado Global Resources, Inc. Form 10-Q September 30, 201933

Supplemental Segment Financial Data

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Curragh

	For Three Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	3.1	3.2	(0.1)	(3.1)%
Total revenues ($)	350,505	396,979	(46,474)	(11.7)%
Coal revenues ($)	342,216	390,012	(47,796)	(12.3)%
Average realized price per Mt sold ($/Mt)	109.6	122.1	(12.5)	(10.2)%
Met sales volume (MMt)	2.3	2.4	(0.1)	(4.2)%
Met coal revenues ($)	318,634	366,247	(47,613)	(13.0)%
Average realized met price per Mt sold ($/Mt)	136.8	152.0	(15.2)	(10.0)%
Mining costs ($)	150,432	163,590	(13,158)	(8.0)%
Mining cost per Mt sold ($/Mt)	48.2	51.1	(2.9)	(5.7)%
Operating costs ($)	255,135	285,694	(30,559)	(10.7)%
Operating costs per Mt sold ($/Mt)	81.7	89.3	(7.6)	(8.5)%
Segment Adjusted EBITDA ($)	94,860	110,740	(15,880)	(14.3)%

Coal revenues for Curragh for the three months ended September 30, 2019 were $342.2 million, a decrease of $47.8 million or 12.3%, compared to $390.0 million for the three months ended September 30, 2018. This decrease was driven largely by a decrease in average realized met price of $15.2 per Mt sold which was a result of a decrease in the benchmark coking coal market. Lower pricing was exacerbated by a decrease in the export met sales volumes of 0.1Mt due to rail restrictions resulting from scheduled maintenance performed by the infrastructure provider.

Operating costs decreased by $30.6 million, or 10.7%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was driven primarily by a favorable average foreign exchange rate on translation of the Curragh operations for the three months ended September 30, 2019 of A$/US$: 0.68 versus 0.73 for the three months ended September 30, 2018. Excluding the impact of foreign exchange translation, mining cost were down due to lower coal sales volumes. Royalties and Stanwell rebate were also down mainly due to lower realized coal pricing during the third quarter of 2019. Mining cost per Mt sold for the three months ended September 30, 2019, excluding the impact of foreign exchange remained consistent to the prior quarter.

Adjusted EBITDA decreased by $16.2 million, or 14.6%, to $94.9 million for the three months ended September 30, 2019 as compared to $111.0 million for the three months ended September 30, 2018, due to the lower coal revenues outweighing the lower operating costs.

Buchanan

	For Three Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	1.0	1.2	(0.2)	(16.7)%
Total revenues ($)	91,780	120,966	(29,186)	(24.1)%
Coal revenues ($)	91,618	120,900	(29,282)	(24.2)%
Average realized price per Mt sold ($/Mt)	91.3	99.8	(8.5)	(8.5)%
Met sales volume (MMt)	1.0	1.2	(0.2)	(16.7)%
Met coal revenues ($)	89,353	117,482	(28,129)	(23.9)%
Average realized met price per Mt sold ($/Mt)	92.5	101.9	(9.4)	(9.2)%
Mining costs ($)	50,949	65,750	(14,801)	(22.5)%
Mining cost per Mt sold ($/Mt)	50.8	54.3	(3.5)	(6.4)%
Operating costs ($)	48,230	68,158	(19,928)	(29.2)%
Operating costs per Mt sold ($/Mt)	48.1	56.3	(8.2)	(14.6)%
Segment Adjusted EBITDA ($)	43,555	52,821	(9,266)	(17.5)%

Coal revenues decreased by $29.3 million, or 24.2%, to $91.6 million for the three months ended September 30, 2019 as compared to $120.9 million for the three months ended September 30, 2018. This decrease was driven by lower Met

Coronado Global Resources, Inc. Form 10-Q September 30, 201934

coal sales volumes of 0.2 MMt, or 16.7% and lower average realized Met price of $8.5 per Mt sold, or 8.5%, due to import tariffs on U.S. coal imposed by China during the quarter.

Operating costs decreased by $19.9 million, or 29.2%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was primarily driven by lower mining costs of $14.8 million, or 22.5%, in addition to lower royalty charges due to a mark-to-market adjustment for the CONSOL Energy contingent royalty to $5.9 million reflecting lower forecast export pricing as at September 30, 2019. The decrease in mining costs was primarily driven by lower sales related costs associated with the lower coal sales volume of 0.2 MMt, or 16.7%, coupled with lower mining cost per Mt sold of $3.5 per ton.

For the three months ended September 30, 2019 adjusted EBITDA decreased by $9.3 million, or 17.5%, compared to the comparative quarter. This decrease was primarily driven by lower sales volumes and in turn lower coal revenue of $29.3 million which was partially offset by lower operating costs of $19.9 million.

Logan

	For Three Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	0.6	0.7	(0.1)	(14.3)%
Total revenues ($)	75,888	66,408	9,480	14.3%
Coal revenues ($)	75,138	64,958	10,180	15.7%
Average realized price per Mt sold ($/Mt)	116.5	91.7	24.8	27.0%
Met sales volume (MMt)	0.5	0.5	—	—
Met coal revenues ($)	67,041	53,963	13,078	24.2%
Average realized met price per Mt sold ($/Mt)	137.5	109.3	28.2	25.8%
Mining costs ($)	49,917	52,342	(2,425)	(4.6)%
Mining cost per Mt sold ($/Mt)	77.4	73.9	3.5	4.7%
Operating costs ($)	56,715	57,874	(1,159)	(2.0)%
Operating costs per Mt sold ($/Mt)	87.9	81.7	6.2	7.6%
Segment Adjusted EBITDA ($)	19,229	6,454	12,775	197.9%

Coal revenues increased by $10.2 million, or 15.7%, to $75.1 million for the three months ended September 30, 2019 compared to $65.0 million for the three months ended September 30, 2018. This improvement was largely driven by higher average realized Met price of $28.2 per Mt sold, or 25.8%, in relation to domestic Met sales contracts. The higher realized pricing was partially offset by lower sales related costs associated with the lower sales volume of 0.1MMt, or 14.3%.

Total operating costs decreased by $1.2 million, to $56.7 million for the three months ended September 30, 2019, compared to operating costs of $57.9 million for the three months ended September 30, 2018. The decrease largely relates to lower mining costs as a result of lower sales volume of 0.1MMt, partially offset by higher production costs at existing operations from establishment of three additional mines coming online in 2019. Additionally, royalty expense increased by $1.2 million due to greater coal revenues for the three months ended September 30, 2019 compared to the same period of 2018.

Adjusted EBITDA for the three months September 30, 2019 increased $12.8 million, or 197.9%, to $19.2 million, compared to $6.4 million for the three months ended September 30, 2018. Improved performance primarily relates to a higher realized Met price. This was partially offset by higher cost production and a change in the production mix, with the addition of the three new operations

.

Coronado Global Resources, Inc. Form 10-Q September 30, 201935

Greenbrier

	For Three Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	0.1	0.2	(0.1)	(50.0)%
Total revenues ($)	17,668	16,241	1,427	8.8%
Coal revenues ($)	16,802	15,974	828	5.2%
Average realized price per Mt sold ($/Mt)	123.5	101.2	22.3	22.0%
Met sales volume (MMt)	0.1	0.2	(0.1)	(50.0)%
Met coal revenues ($)	15,890	15,969	(79)	(0.5)%
Average realized met price per Mt sold ($/Mt)	138.9	101.2	37.7	37.3%
Mining costs ($)	13,273	16,303	(3,030)	(18.6)%
Mining cost per Mt sold ($/Mt)	97.5	103.3	(5.8)	(5.6)%
Operating costs ($)	17,451	17,698	(247)	(1.4)%
Operating costs per Mt sold ($/Mt)	128.2	112.1	16.1	14.4%
Segment Adjusted EBITDA ($)	267	(1,445)	1,712	(118.5)%

Coal revenues increased by $0.8 million, or 5.2%, to $16.8 million for the three months ended September 30, 2019 as compared to $16.0 million for the three months ended September 30, 2018. This increase was driven by higher average realized pricing of $22.3 per Mt sold, or 22.0%, partly offset by lower sales volumes of 0.1MMt due to timing of sales.

Total operating costs for the three months ended September 30, 2019, were relatively in line with total operating costs for the three months ended September 30, 2018. Mining costs decreased by $3.0 per Mt sold, or 18.6%, primarily due to lower sales related costs associated with the lower sales volume of 0.1MMt. This was partially offset by additional freight expenses driven by new rail and port arrangements with certain customers that did not exist in the comparative period.

Adjusted EBITDA increased $1.7 million to $0.3 million for the three months ended September 30, 2019, compared to EBITDA of ($1.5) million for the three months ended September 30, 2018. Improved performance was primarily related to increased coal revenues as a result of higher average realized pricing.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Three Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Salaries	3,700	1,652	2,048	124.0%
Professional and consultancy fees	2,491	—	2,491	100.0%
Office and operational fees	437	493	(56)	(11.4)%
Dues, registration fees and licenses	558	92	466	506.5%
Other	983	(5,087)	6,070	(119.3)%
Total Corporate and Other Adjusted EBITDA	8,169	(2,850)	11,019	(386.6)%

Corporate and other costs increased $9.6 million to $8.1 million for the three months ended September 30, 2019, as compared to income of $1.5 million for the three months ended September 30, 2018. The increase is primarily driven by higher salaries of $2.0 million due to head office and corporate reorganization as a result of the Company registration with the ASX and the SEC, coupled with higher professional and consultancy fees of $2.4 million. The 2018 period professional and consultancy fees relate to the Australian IPO, which have been capitalized to the balance sheet and amortized over time. Additionally, Other in 2018 included fair value mark-to-market gains with respect to interest rate swaps of $4.4 million. The Company has no interest swaps in 2019.

Coronado Global Resources, Inc. Form 10-Q September 30, 201936

Mining and operating costs for the Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Three Months Ended September 30, 2019
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	273,519	59,728	63,392	20,732	8,262	425,633
Less: Selling, general and administrative expense	(72)	—	—	—	(8,161)	(8,233)
Less: Depreciation, depletion and amortization	(18,312)	(11,498)	(6,677)	(3,281)	(87)	(39,855)
Total operating costs	255,135	48,230	56,715	17,451	14	377,545
Less: Other royalties	(32,691)	3,085	(5,282)	(927)	—	(35,815)
Less: Stanwell rebate	(40,172)	—	—	—	—	(40,172)
Less: Freight expenses	(31,840)	(366)	(1,516)	(3,251)	—	(36,973)
Total mining costs	150,432	50,949	49,917	13,273	14	264,585

	For Three Months Ended September 30, 2018
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	313,814	79,256	64,751	21,331	3,121	482,273
Less: Selling, general and administrative expense	(1,576)	—	—	—	(3,036)	(4,612)
Less: Depreciation, depletion and amortization	(26,544)	(11,098)	(6,877)	(3,633)	(85)	(48,237)
Total operating costs	285,694	68,158	57,874	17,698	—	429,424
Less: Other royalties	(40,076)	(2,177)	(4,074)	(1,097)	—	(47,424)
Less: Stanwell rebate	(45,123)	—	—	—	—	(45,123)
Less: Freight expenses	(36,905)	(231)	(1,458)	(298)	—	(38,892)
Total mining costs	163,590	65,750	52,342	16,303	—	297,985

Average realized Met coal revenue for the Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Nine Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Met sales volume (MMt)	3.9	4.2	(0.3)	(7.1)%
Met coal revenues ($)	490,918	553,661	(62,743)	(11.3)%
Average realized met price per Mt sold ($/Mt)	125.9	131.4	(5.5)	(4.2)%

Coronado Global Resources, Inc. Form 10-Q September 30, 201937

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Curragh

	For Nine Months Ended September 30,
	($ in thousands)
	2019	Pro forma 2018	Change	%
Sales volume (MMt)	9.5	9.0	0.5	5.6%
Total revenues ($)	1,144,689	1,100,858	43,831	4.0%
Coal revenues ($)	1,118,161	1,078,040	40,121	3.7%
Average realized price per Mt sold ($/Mt)	117.6	119.9	(2.3)	(1.9)%
Met sales volume (MMt)	7.1	6.5	0.6	9.2%
Met coal revenues ($)	1,046,598	1,005,058	41,540	4.1%
Average realized met price per Mt sold ($/Mt)	147.2	153.7	(6.5)	(4.2)%
Mining costs ($)	422,631	486,760	(64,129)	(13.2)%
Mining cost per Mt sold ($/Mt)	44.4	54.1	(9.7)	(17.9)%
Operating costs ($)	777,303	827,403	(50,100)	(6.1)%
Operating costs per Mt sold ($/Mt)	81.7	92.0	(10.3)	(11.2)%
Segment Adjusted EBITDA ($)	366,568	275,504	91,064	33.1%

A reconciliation of unaudited pro forma financial data is shown below:

	Historical Curragh in US GAAP	Post-Acquisition	For Nine Months Ended September 30,
($ in thousands)	January 1, 2018 - March 29, 2018	March 30, 2018 - September 30, 2018	Total Pro Forma 2018
Sales volume (MMt)	2.7	6.3	9.0
Total revenues ($)	316,500	784,358	1,100,858
Coal revenues ($)	313,494	764,546	1,078,040
Average realized price per Mt sold ($/Mt)	114.3	121.6	119.9
Met sales volume (MMt)	1.9	4.6	6.5
Met coal revenues ($)	289,325	715,733	1,005,058
Average realized met price per Mt sold ($/Mt)	150.6	155.0	153.7
Mining costs ($)	145,506	341,254	486,760
Mining cost per Mt sold ($/Mt)	53.1	54.3	54.1
Operating costs ($)	254,698	572,705	827,403
Operating costs per Mt sold ($/Mt)	94.3	91.1	92.0
Segment Adjusted EBITDA ($)	64,785	210,719	275,504

	Historical Curragh in US GAAP	Post-Acquisition	For Nine Months Ended September 30,
($ in thousands)	January 1, 2018 - March 29, 2018	March 30, 2018 - September 30, 2018	Total Pro Forma 2018
Net Income (loss)	(308,947)	95,958	(212,989)
Add: Income tax expense (benefit)	17,772	43,179	60,951
Add: Interest expense (net of income)	341,703	23,019	364,722
Add: Depreciation, depletion and amortization	14,257	48,563	62,820
Adjusted EBITDA	64,785	210,719	275,504

Pro forma coal revenues increased by $40.1 million, or 3.7%, to $1,118.2 million for the nine months ended September 30, 2019 as compared to $1,078.0 million for the nine months ended September 30, 2018. This increase was driven by higher Met coal sales volumes which increased 0.6 MMt or 9.2%, to 7.1 MMt for the nine months ended September 30, 2019 as compared to 6.5 MMt for the nine months ended September 30, 2018. The higher sales volumes were supported by increased production during the period compared to the same period last year.

Pro forma operating costs decreased by $50.1 million, or 6.1%, to $777.3 million for the nine months ended September 30, 2019 compared to $827.4 million for the nine months ended September 30, 2018 primarily driven by favorable average foreign exchange rate on translation of the Curragh operations for the nine months ended September 30, 2019 of A$/US$: 0.70 versus 0.74 for the nine months ended September 30, 2018. Mining cost per Mt sold decreased by

Coronado Global Resources, Inc. Form 10-Q September 30, 201938

$9.7 per Mt sold to $44.6 per Mt sold for the nine months ended September 30, 2019, as compared to $54.1 per Mt sold for the nine months ended September 30, 2018. Excluding the effect of foreign exchange translation, the Pro forma mining cost per Mt sold was lower for the nine months ended September 30, 2019 compared to 2018 due to: (1) the unwind of a $21.4 million fair value adjustment recognized to coal inventories on the acquisition of Curragh during the nine months ended September 30, 2018 and (2) unplanned outages at the wash plant in 2018. The decrease in pro forma operating costs were partially offset by higher Stanwell rebates which increased by $14.0 million due mainly to higher sales volumes.

Adjusted EBITDA for the nine months ended September 30, 2019 was $366.6 million, an increase of $91.1 million, or 33.1%, over the pro forma Adjusted EBITDA for the nine months ended September 30, 2018. Lower operating costs and higher coal revenues were two key factors that contributed to the higher Adjusted EBITDA.

Buchanan

	For Nine Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	3.4	3.6	(0.2)	(5.6)%
Total revenues ($)	343,217	381,467	(38,250)	(10.0)%
Coal revenues ($)	342,971	381,362	(38,391)	(10.1)%
Average realized price per Mt sold ($/Mt)	100.2	106.1	(5.9)	(5.6)%
Met sales volume (MMt)	3.3	3.4	(0.1)	(2.9)%
Met coal revenues ($)	334,400	370,817	(36,417)	(9.8)%
Average realized met price per Mt sold ($/Mt)	102.0	108.4	(6.4)	(5.9)%
Mining costs ($)	181,235	189,627	(8,392)	(4.4)%
Mining cost per Mt sold ($/Mt)	52.9	52.8	0.1	0.2%
Operating costs ($)	183,326	228,972	(45,646)	(19.9)%
Operating costs per Mt sold ($/Mt)	53.6	63.7	(10.1)	(15.9)%
Segment Adjusted EBITDA ($)	159,956	152,522	7,434	4.9%

Coal revenues decreased by $38.4 million, or 10.1%, to $343.0 million for the nine months ended September 30, 2019 as compared to $381.4 million for the nine months ended September 30, 2018. This decrease was driven by lower average realized price of $5.9 per Mt and lower sales volumes due to import tariffs on U.S. coal imposed by China.

Total operating costs decreased $45.6 million to $183.4 million for the nine months ended September 30, 2019, compared to operating costs of $229.0 million for the nine months ended September 30, 2018. This decrease was driven by lower mining costs of $ 8.2 million and lower CONSOL Energy royalty of $ 31.7 million, related to the mark-to-market adjustment and one less year remaining in the contingent payment period, and lower other royalties of $4.8 million due to mining higher ratio owned coal compared to lease coal. The decrease in mining costs was primarily driven by lower sales related costs associated with the lower sales volume of 0.2 MMt, or 5.6%, partially offset by increase in mining cost of $0.1 per Mt due to some periodic adverse mining conditions.

Adjusted EBITDA for the nine months ended September 30, 2019, was $160.0 million, an increase of $7.4 million, or 4.9% over the nine months ended September 30, 2018. This increase was driven by lower mining costs, lower royalties related to the CONSOL Energy contingent royalty and mining a greater percentage of owned coal versus lease coal. This was partially offset by a decrease in coal revenues due to import tariffs on U.S. coal imposed by China.

Coronado Global Resources, Inc. Form 10-Q September 30, 201939

Logan

	For Nine Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	2.0	2.0	—	—
Total revenues ($)	231,805	179,063	52,742	29.5%
Coal revenues ($)	228,765	177,613	51,152	28.8%
Average realized price per Mt sold ($/Mt)	115.1	87.2	27.9	32.0%
Met sales volume (MMt)	1.4	1.4	—	—
Met coal revenues ($)	198,461	147,164	51,297	34.9%
Average realized met price per Mt sold ($/Mt)	138.5	105.5	33.0	31.3%
Mining costs ($)	154,682	141,516	13,166	9.3%
Mining cost per Mt sold ($/Mt)	77.8	69.5	8.3	11.9%
Operating costs ($)	177,640	157,318	20,322	12.9%
Operating costs per Mt sold ($/Mt)	89.4	77.2	12.2	15.8%
Segment Adjusted EBITDA ($)	54,520	21,955	32,565	148.3%

Coal revenue increased by $51.2 million, or 28.8%, to $228.8 million for the nine months ended September 30, 2019, as compared to $177.6 million for the nine months ended September 30, 2018. This increase was driven by a higher average realized Met price due to higher committed contract prices, as well as improvements to the sales mix.

For the nine months ended September 30, 2019 total operating costs at Logan increased $20.3 million, or 12.9%, to $177.6 million compared to $157.3 million for the nine months ended September 30, 2018. Mining costs increased $13.2 million, primarily due to higher cost production at existing operations, driven by mining conditions, and production costs related to three additional mines coming online in 2019. Freight expense increased $3.0 million driven by new rail and port arrangements with certain customers that did not exist in the comparative period. Other royalties increased $4.2 million due to higher revenues. The increase in operating costs resulted in a corresponding increase of operating cost per ton of $12.2 for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, as there was no significant change to sales volumes when comparing the two periods.

Adjusted EBITDA increased $32.6 million to $54.5 million for the nine months ended September 30, 2019, compared to $21.9 million for the nine months ended September 30, 2018, a 148.3% increase, due to improvement in coal revenue partially offset by increased operating costs.

Greenbrier

	For Nine Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	0.4	0.5	(0.1)	(20.0)%
Total revenues ($)	50,465	54,429	(3,964)	(7.3)%
Coal revenues ($)	48,364	52,669	(4,305)	(8.2)%
Average realized price per Mt sold ($/Mt)	129.9	101.4	28.5	28.1%
Met sales volume (MMt)	0.3	0.5	(0.2)	(40.0)%
Met coal revenues ($)	46,957	51,951	(4,994)	(9.6)%
Average realized met price per Mt sold ($/Mt)	138.5	103.2	35.3	34.2%
Mining costs ($)	39,719	50,208	(10,489)	(20.9)%
Mining cost per Mt sold ($/Mt)	106.7	96.6	10.1	10.5%
Operating costs ($)	50,416	56,003	(5,587)	(10.0)%
Operating costs per Mt sold ($/Mt)	135.4	107.8	27.6	25.6%
Segment Adjusted EBITDA ($)	186	(462)	648	(140.3)%

Coal revenue decreased by $4.3 million, or 8.2%, to $48.4 million for the nine months ended September 30, 2019, as compared to $52.7 million for the nine months ended September 30, 2018. This decrease was driven by lower sales volumes, partially offset by higher average realized price. The lower sales volume is primarily related to the exhaustion of the Pollock Knob reserve, lack of purchased coal available for blending, and lower production volume due to some adverse geological mining conditions and unscheduled equipment downtime.

For the nine months ended September 30, 2019, total operating costs decreased $5.6 million to $50.4 million, compared to costs of $56.0 million for the nine months ended September 30, 2018. The decrease was primarily due to lower production volumes and lower sales related costs due to lower sales volumes, partially offset by an increase in

Coronado Global Resources, Inc. Form 10-Q September 30, 201940

freight expense driven by new rail and port arrangements with certain customers that did not exist in the comparative period. Operating cost per ton increased by $27.6 per Mt sold to $135.4, of which approximately $15 per ton was due the increased freight expenses. Additionally, lower production volumes related to the exhaustion of the Pollock Knob reserve and to adverse geological mining conditions and equipment downtime, impacted average cost per ton.

Adjusted EBITDA increased $0.6 million to $0.2 million for the nine months ended September 30, 2019, compared to adjusted EBITDA of ($0.5) million for the nine months ended September 30, 2018. This increase was primarily due to lower operating costs of $5.6 million and partially offset by lower coal revenue of $4.3 million.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Nine Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Salaries	10,044	6,347	3,697	58.2%
Professional and consultancy fees	9,853	9,507	346	3.6%
Office and operational fees	1,481	1,684	(203)	(12.1)%
Dues, registration fees and licenses	665	33,195	(32,530)	(98.0)%
Gain on foreign exchange swap	—	15,695	(15,695)	(100.0)%
Other	4,091	5,058	(967)	(19.1)%
Total Corporate and Other Adjusted EBITDA	26,134	71,486	(45,352)	(167.3)%

Adjusted EBITDA loss of $71.5 million for the nine months ended September 30, 2018 includes one-time costs in relation to professional and consultancy fees and stamp duty of $33.0 million and a loss on foreign exchange of $15.7 million incurred in relation to the Curragh acquisition, the Reorganization Transaction and the Australian IPO.

Coronado Global Resources, Inc. Form 10-Q September 30, 201941

Mining and operating costs for the Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Nine Months Ended September 30, 2019
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	838,178	217,499	197,849	60,435	26,416	1,340,377
Less: Selling, general and administrative expense	(404)	—	—	—	(26,140)	(26,544)
Less: Depreciation, depletion and amortization	(60,471)	(34,173)	(20,209)	(10,019)	(262)	(125,134)
Total operating costs	777,303	183,326	177,640	50,416	14	1,188,699
Less: Other royalties	(109,791)	(1,199)	(15,279)	(2,968)	—	(129,237)
Less: Stanwell rebate	(134,846)	—	—	—	—	(134,846)
Less: Freight expenses	(110,035)	(892)	(7,679)	(7,729)	—	(126,335)
Total mining costs	422,631	181,235	154,682	39,719	14	798,281

	For Nine Months Ended September 30, 2018
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	622,525	262,934	176,899	66,451	55,723	1,184,532
Less: Selling, general and administrative expense	(1,257)	—	—	—	(55,638)	(56,895)
Less: Depreciation, depletion and amortization	(48,563)	(33,962)	(19,581)	(10,448)	(85)	(112,639)
Total operating costs	572,705	228,972	157,318	56,003	—	1,014,998
Less: Other royalties	(78,317)	(37,309)	(11,075)	(3,710)	—	(130,411)
Less: Stanwell rebate	(77,935)	—	—	—	—	(77,935)
Less: Freight expenses	(75,199)	(2,036)	(4,727)	(2,085)	—	(84,047)
Total mining costs	341,254	189,627	141,516	50,208	—	722,605

Average realized Met price for the Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Nine Months Ended September 30,
	($ in thousands)
	2019	2018	Change	%
Met sales volume (MMt)	12.2	9.9	2.3	23.2%
Met coal revenues ($)	1,626,416	1,285,665	340,751	26.5%
Average realized met price per Mt sold ($/Mt)	133.8	129.4	4.4	3.4%

Coronado Global Resources, Inc. Form 10-Q September 30, 201942

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(US $ thousands)
Reconciliation to Adjusted EBITDA:
Net Income (loss)	69,099	45,199	283,425	80,850
Add: Depreciation, depletion and amortization	39,855	48,237	125,134	112,639
Add: Interest expense (net of income)	9,319	20,304	26,583	45,792
Add: Other foreign exchange gains	851	1,035	293	7,883
Add: Loss on retirement of debt	—	—	—	3,905
Add: Income tax expense (benefit)	30,618	56,645	119,661	62,179
Adjusted EBITDA	149,742	171,420	555,096	313,248

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

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital and capital expenditure, debt service obligations and payment of dividends. Based on our outlook for the next 12 months, which is subject to continued changing demand from our customers and volatility in coal prices, expected cash generated from operations together with available borrowing facilities, will be sufficient to meet the needs of our existing operations, service our debt obligations and fund potential dividends.

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

Liquidity as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	($ in thousands)
Cash, excluding restricted cash	34,194	124,656
Availability under Revolving Syndicate Facility Agreement	240,000	350,000
Total	274,194	474,656

Total Indebtedness. Our total indebtedness as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	($ in thousands)
Finance/capital lease liabilities	2,794	3,789
Other financial liabilities	11,645	11,800
Interest bearing liabilities	310,000	—
Total	324,439	15,589

Coronado Global Resources, Inc. Form 10-Q September 30, 201943

Liquidity

As of September 30, 2019, available liquidity was $274.2 million comprising cash and cash equivalents of $34.2 million and $240.0 million of available borrowing facilities. As of December 31, 2018, available liquidity was $474.7 million comprising cash and cash equivalents of $124.7 million and $350.0 million of available borrowing facilities.

Cash

Cash is held in multicurrency interest bearing bank accounts available to be used to service the working capital needs of the Company. Cash balances surplus to immediate working capital requirements are invested in short-term interest-bearing deposit accounts or used to repay interest bearing liabilities.

Secured Credit Facilities

To assist in managing the potential volatility in economic and operational changes, which may influence the generation of free cash flow, the Company entered into the SFA, which provides three borrowing facilities:

•Facility A — $350 million multicurrency revolving loan facility available for general working capital and corporate purposes;

•Facility B — A$370 million multicurrency bank guarantee facility; and

•Facility C — $200 million multicurrency revolving loan facility available for general working capital and corporate purposes.

The right to draw upon these facilities is conditional upon a number of provisions being satisfied at the time that each drawdown request is issued. These conditions include, among other things, that:

•no Event of Default is continuing or would result from the proposed loan;

•the representations, as defined in the SFA, that are made are true in all material respects and not misleading; and

•the amount of the proposed loan will not cause the committed facility limit to be exceeded.

At September 30, 2019, Facility A had $310.0 million of outstanding balance, with $40 million of available undrawn and Facility C had no outstanding balance, with $200 million of availability undrawn.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. Facility B is available for this purpose and as of September 30, 2019, we had issued multicurrency Bank Guarantees totaling A$268.1 million to satisfy these requirements, leaving A$101.8 million available under Facility B.

Secured Credit Facilities Terms

Interest Rate

Borrowings under our SFA bear interest at a floating rate which is either (i) LIBOR plus an applicable margin for US$ loans and (ii) Bank Bill Swap Bid Rate, or BBSY, bid plus an applicable margin for the A$ loan. The applicable margin for Facility A and C depends on the Net Debt to EBITDA ratio (as defined in the SFA).

Financial Covenants

Under the SFA we are required to comply with financial covenants, namely leverage ratio, interest coverage ratio, tangible net worth.

Each financial covenant is calculated with reference to the definitions contained in the SFA. As of September 30, 2019, the Company was in compliance with all applicable financial covenants under the SFA.

Coronado Global Resources, Inc. Form 10-Q September 30, 201944

Dividend

During the nine months to September 30, 2019 we paid the following dividends and other distributions to stockholders and CDI holders on the ASX:

•Dividends of $299.7 million on March 29, 2019;

•Franked dividends of $108.2 million on September 20, 2019; and

•Return of capital of $288.0 million on September 20, 2019.

Capital Requirements

Our main uses of cash have historically been and are expected to continue to be the funding of our operations, working capital and capital expenditure and the payment of interest and dividends.

Historical Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018, as reported in the accompanying consolidated financial statements:

Cash Flow

	For Nine months ended September 30,
	2019	2018
	($ in thousands)
Net cash provided by operating activities	438,611	273,899
Net cash (used in) investing activities	(118,311)	(611,012)
Net cash (used in) provided by financing activities	(408,957)	565,362
Net change in cash and cash equivalents	(88,657)	228,249
Effect of exchange rate changes on cash and restricted cash	(1,779)	(4,213)
Cash and restricted cash at beginning of period	124,881	28,069
Cash and restricted cash at end of period	34,445	252,105

Operating activities

Net cash provided by operating activities was $438.6 million and $273.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash provided by operating activities during the nine months ended September 30, 2019 was primarily due to the additional cash contributed by Curragh since it was acquired on March 29, 2018, and an improvement in operating performance of the U.S. Operations.

Investing activities

Net cash used in investing activities was $118.3 million for the nine months ended September 30, 2019, compared to $611.0 million for the nine months ended September 30, 2018. Capital expenditure for the nine months ended September 30, 2019 was $117.4 million, of which $38.4 million related to Curragh and the remaining $79.0 million related to the U.S. Operations. Included in the cash flows in the nine months ended September 30, 2018 was the cash consideration of $537.2 million used by Coronado to purchase Curragh.

Financing activities

Net cash used in financing activities was $409.0 million for the nine months ended September 30, 2019, compared to $565.4 million of net cash provided by financing activities during the nine months ended September 30, 2018. Uses of cash from financing activities during the nine months ended September 30, 2019 included $696.1 million for distributions paid to the shareholders of the Company and payments of contingent royalty consideration under the Value Share Mechanism of $17.8 million. The Company borrowed $414 million to partially fund the distribution to shareholders of which $104.0 was repaid during the period.

Included in the net cash provided in financing activities for the nine months ended September 30, 2018 was proceeds from borrowings of $700.0 and $151.3 contributed by members of Coronado Group LLC (former parent of the Company), which were utilized for the purchase of Curragh and the repayment of term loans.

Coronado Global Resources, Inc. Form 10-Q September 30, 201945

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

The unaudited consolidated pro forma statement of operations for the nine months ended September 30, 2018 combine the historical consolidated statement of operations of Coronado and the historical combined statement of operations for Curragh, giving effect to the acquisition of Wesfarmers Curragh Pty Ltd by Coronado as if they had been consummated on January 1, 2018. This will facilitate a pro forma comparison between the nine months ended September 30, 2019 and September 30, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe a discussion of these two periods is more meaningful as it is on a comparable basis.

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

Coronado Global Resources, Inc. Form 10-Q September 30, 201946

Unaudited Consolidated pro forma statement of operations

For the nine months ended September 30, 2018

(U.S. dollars and AUD in thousands)

		Historical 1 January 2018 to 29 March 2018
	Historical		Note 2(a)	Note 2(b)		Note 2(c)	Pro Forma adjustments
	Coronado Global Resources Inc.	Curragh	Reclassification	IFRS to US GAAP Adjustments	Curragh in US GAAP	Curragh in USD and US GAAP	Pro forma adjustments	Note 2		Consolidated pro forma
	USD	AUD	AUD	AUD	AUD	USD	USD			USD
Revenues:
Coal revenues	1,041,232	406,696	—	—	406,696	313,494	—			1,354,726
Coal revenues from related parties	334,958	—	—	—	—	—	—			334,958
Other Revenues	23,127	—	—	—	—	—	3,006	(d	)	26,133
Total Revenues	1,399,317	406,696	—	—	406,696	313,494	3,006			1,715,817
Cost and expenses:
Cost of coal revenues (exclusive of items shown separately below)	722,605	204,132	(15,367)	—	188,765	145,506	—			868,111
Depreciation, depletion and amortization	112,639	—	16,971	1,525	18,496	14,257	7,977	(e	)	134,873
Freight expense	84,047	—	47,769	—	47,769	36,822	—			120,869
Stanwell rebate	77,935	—	55,949	—	55,949	43,127	—			121,062
Other royalty expenses	130,411	93,886	(55,949)	—	37,937	29,243	—			159,654
Impairment	-	(263,097)	—	263,097	—	—	—			-
Selling, general, and administrative expenses	56,895	50,098	(47,769)	—	2,329	1,795	(38,101)	(f	)	20,589
Total costs and expenses	1,184,532	85,019	1,604	264,622	351,245	270,750	(30,124)			1,425,158
Operating income	214,785	321,677	(1,604)	(264,622)	55,451	42,744	33,130			290,659
Other income (expenses):
Interest income	—	—	—	—	—	—	—			—
Interest expense	(45,792)	(444,895)	1,604	—	(443,291)	(341,703)	336,058	(g	)	(51,437)
Loss on debt extinguishment	(3,905)	—	—	—	—	—	3,905	(h	)	—
Other, net	(22,059)	10,098	—	—	10,098	7,784	15,695	(i	)	1,420)
Total other income (loss), net	(71,756)	(434,797)	1,604	—	(433,193)	(333,919)	355,658			(50,017)
Income before tax	143,029	(113,120)	—	(264,622)	(377,742)	(291,175)	388,788			240,642
Income tax expense	(21,076)	(102,443)	—	79,387	(23,056)	(17,772)	(4,314)	(j	)	(43,162)
Net income	121,953	(215,563)	—	(185,235)	(400,798)	(308,947)	384,474			197,480
Less: Net loss attributable to noncontrolling interest	(7)	—	—	—	—	—	—			(7)
Net income (loss) attributable to Coronado Global Resources Inc.	121,960	(215,563)	—	(185,235)	(400,798)	(308,947)	384,474			197,487
Earnings per share of common stock
Basic	1.26	—	—	—	—	—	—			$2.04
Diluted	1.26	—	—	—	—	—	—			$2.04
Average common shares outstanding
Basic	$96,651,692	—	—	—	—	—	—			96,651,692
Diluted	$96,656,067	—	—	—	—	—	—			96,656,067

See accompanying notes to the unaudited pro forma consolidated statement of operations.

Coronado Global Resources, Inc. Form 10-Q September 30, 201947

Note 1. Basis of Preparation

The accompanying unaudited consolidated pro forma statement of operations was prepared in accordance with Article 11 of Regulation S-X and presents the pro forma combined results of operations of Coronado based upon the historical financial statements of each of Coronado and Curragh, after giving effect to the Curragh acquisition and change in tax status, and are intended to reflect the impact of the Curragh acquisition and change in tax status on Coronado’s statement of operations. The accompanying unaudited consolidated pro forma statement of operations has been prepared using, and should be read in conjunction with the consolidated financial statements of Coronado for the three and nine months ended September 30, 2019. Assumptions and estimates underlying the pro forma adjustments are described in these notes.

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

The unaudited consolidated pro forma statement of operations combines the historical consolidated statement of operations of Coronado for the three and nine months ended September 30, 2018 and the unaudited combined financial information of Wesfarmer’s Curragh Pty Ltd for the three months ended March 29, 2018, giving effect to the Curragh acquisition as if both had been consummated on January 1, 2018.

Note 2. Income Statement Adjustments

The unaudited consolidated pro forma statement of operations reflects the following adjustments ($ in thousands):

(A)Reclassifications

These adjustments represent reclassifications to conform the accounting presentation of Curragh’s financial statements to Coronado’s financial statements.

(B)International Financial Reporting Standards, or IFRS, to U.S. GAAP adjustments (in AUD)

Impairment was adjusted as follows:

September 30, 2018
Elimination of Curragh’s impairment reversal(1)	263,097
Total IFRS to U.S. GAAP adjustment to impairment expense	263,097

_______________________

(1) Represents the removal of the IFRS, impairment reversal consistent with pushing back the U.S. GAAP acquisition fair values to January 1, 2018 and the prohibition under U.S. GAAP of the reversal of impairment expense.

Coronado Global Resources, Inc. Form 10-Q September 30, 201948

Depreciation, depletion and amortization was adjusted as follows:

September 30, 2018
Adjustment to accretion of Curragh asset retirement obligation(1)	1,525
Total IFRS to U.S. GAAP adjustment to depreciation, depletion and amortization expense	1,525

_______________________

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

(C)USD translation rate

In order to translate the Curragh AUD results into USD, an exchange rate of 0.7708 was utilized. This represents the average exchange rate for the period from January 1, 2018 to March 29, 2018.

(D)Other revenues

Other revenues were adjusted as follows:

September 30, 2018
Amortization of the Stanwell below market CSA(1)	3,006
Total pro forma adjustment to other revenues	3,006

_______________________

(1) Relates to the amortization of the Stanwell below market coal supply agreement, or CSA. The Stanwell below market CSA represents the fair value attributable to the Australian coal supply obligation arising from the Coronado Curragh business combination.

(E)Depreciation, depletion and amortization

Depreciation, depletion and amortization were adjusted as follows:

September 30, 2018
Adjustment to depreciation of Curragh assets acquired(1)	7,977
Total pro forma adjustment to depreciation, depletion and amortization	7,977

_______________________

(1) Represents the adjustment to Curragh’s historical depreciation and amortization as a result of preliminary fair value adjustments to the acquired depreciable assets, mineral reserves and amortizable intangible assets.

(F)Selling, general and administrative

Selling, general and administrative expenses were adjusted as follows:

September 30, 2018
Transaction costs(1)	(38,101)
Total pro forma adjustment to selling, general and administrative expenses	(38,101)

_______________________

(1) Relates to advisory and legal fees incurred in the year ended September 30, 2018, which are directly attributable to the Curragh acquisition, but which are not expected to have a continuing impact on results following the consummation of the Curragh acquisition.

Coronado Global Resources, Inc. Form 10-Q September 30, 201949

(G)Interest expense

Interest expense was adjusted as follows:

September 30, 2018
Eliminate intercompany interest expense(1)	341,702
Reversal of Bank of American Term Loan(2)	3,828
Recognition of DB Term Loan interest expense(3)(4)	(8,117)
Amortization of DB Term Loan debt issuance costs and discount(5)	(1,355)
Total pro forma adjustment to interest expense	336,058

_______________________

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

(4) For each one-eighth of 1% change in estimated interest rate associated with the $700 million DB Term Loan, interest expense would increase or decrease by $0.4 million for the nine months ended September 30, 2018.

(5) Represents the additional amortization of debt issuance costs and the debt discount associated with the DB Term Loan.

(H)Loss on debt extinguishment

Loss on debt extinguishment was adjusted as follows:

September 30, 2018
Reversal of debt extinguishment related to the Bank of America Term Loan(1)	3,905
Total pro forma adjustment to loss on debt extinguishment expense	3,905

_______________________

(1) Represents the reversal of the debt extinguishment expense related to the Bank of America Term Loan on Coronado’s Statement of Operations. This loan was extinguished on March 29, 2018 in conjunction with the acquisition of Curragh. In order to represent the financing in-place as if the acquisition occurred on January 1, 2018, the effects of this note have been removed.

Coronado Global Resources, Inc. Form 10-Q September 30, 201950

(I)Other, net

Other, net was adjusted as follows:

September 30, 2018
Transaction costs(1)	15,695
Total pro forma adjustment to selling, general and administrative expenses	15,695

_______________________

(1) Relates to the loss on Foreign Exchange, or FX, swap incurred in the nine months ended September 30, 2018, which is directly attributable to the Curragh acquisition as it locked in the USD exchange rate in advance of the purchase of Curragh. This loss on FX swap is not expected to have a continuing impact on results following the consummation of the Curragh acquisition.

(J)Income tax provisions

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our activities expose us to a variety of financial risks, including market risk such as commodity price risk, interest rate risk, foreign currency risk, liquidity risk and credit risk. The overall risk management objective is to minimize potential adverse effects on our financial performance from those risks which are not coal price related.

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

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. For example, a 10% decrease in the hard coking coal, or HCC, benchmark price would have decreased reported revenues for the three months ended September 30, 2019 and nine months ended September 30, 2019 by approximately $37.0 million and $126.7 million respectively.

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

Coronado Global Resources, Inc. Form 10-Q September 30, 201951

In 2018, we entered into fixed price contracts with our fuel suppliers to purchase 19.1 million liters of fuel for our U.S. Operations with a total commitment of $11.3 million for 2019. The remaining commitment as of September 30, 2019 was $2.8 million with respect to 4.8 million liters. Any additional fuel required will be purchased under fixed-price contracts or on a spot basis.

In addition, we have entered into forward derivative contracts to purchase 93.4 million liters of diesel fuel in 2019 with respect to the expected fuel requirements for the Curragh operations in Australia in 2019. During the nine month period ended September 30, 2019 we have entered into additional forward derivative contracts to purchase 126 million liters of diesel fuel with respect to the expected fuel requirements for Curragh operations in 2020. The fair value of the forward derivative contracts as of September 30, 2019 was a liability of $0.5 million with respect to outstanding 150.7 million liters.

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

As of September 30, 2019, we had $14.4 million of fixed-rate borrowings and $310 million of variable-rate borrowings outstanding. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity,” as of September 30, 2019, the drawn debt facility of $310 million incurred a variable interest rate of LIBOR or BBSY bid plus a margin. A 10% increase in the market interest rate would have increased our reported interest expense by $0.1 million.

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 90% of expenses incurred at Curragh are denominated in A$. Approximately 10% of Curragh’s purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums).

During the three months ended September 30, 2019, the Company entered into forward exchange contracts to hedge a portion of its foreign currency exposure of the Curragh operations by selling US$ generated from export coal sales revenue at Curragh and purchasing A$ required to settle Curragh’s A$ operating costs.

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

For the unhedged portion of US$ required to purchase A$ to settle Curragh’s operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $18.1 million and $54.6 million for the three months ended September 30, 2019 and the nine months ended September 30, 2019, respectively.

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

Coronado Global Resources, Inc. Form 10-Q September 30, 201952

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

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will not be required to submit a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm until our second annual report on Form 10-K due to a transition period established by the rules of the SEC for newly registered companies.

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

In the period since December 31, 2018, management has remediated the identified material weakness. The remediation efforts implemented specifically focused on the identified item and have also aided in enhancing our overall financial control environment. Remediation efforts applied during the period included (a) the immediate posting of the identified one-off item to ensure no material misstatement in our financial statements; (b) the continued recognition of this position since December 31, 2018 in our financial statements for the period ending September 30, 2019; (c) the Company has employed additional qualified resources to prepare, review and provide guidance on technical matters of this nature; and (d) the Company continues to utilize the expertise of certain third party technical advisors to assist in the review of complex transactions.

Our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at September 30, 2019 and the consolidated results of operations and cash flows for the period ended September 30, 2019 in conformity with U.S. generally accepted accounting principles.

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

Coronado Global Resources, Inc. Form 10-Q September 30, 201953

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 20. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Our registration statement on Form 10, as amended, filed with the SEC and ASX on June 28, 2019, which we refer to as our Form 10, includes a detailed discussion of certain material risk factors we face. In our Form 10-Q for the quarterly period ended June 30, 2019, filed with the SEC on August 5, 2019, we updated the risk factor set under the heading “Risks related to our investment in WICET may adversely affect our financial condition and results of operations” in Item 1A of our Form 10. The information presented below restates the risk factor set forth under the heading “We may face restricted access to international markets in the future” in Item 1A of our Form 10. You should consider this risk factor together with the other risk factors and other matters described in our Form 10 and in this Quarterly Report on Form 10-Q.

We may face restricted access to international markets in the future.

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. For example, the imposition of tariffs by China in 2019 on U.S. coal imports into the country is currently having, and may in the future have, a negative impact on the profitability of the Buchanan mine. Although we are able to access alternate markets for our coal, additional interruptions and trade barriers may occur in the future. An inability for metallurgical coal suppliers to access international markets, including China, would likely result in an oversupply of metallurgical coal in the U.S. domestic market, resulting in a decrease in prices.

item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

item 3. DEFAULTS UPON SENIOR SECURITIES

None

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

ITEM 5. OTHER INFORMATION

None.

Coronado Global Resources, Inc. Form 10-Q September 30, 201954

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit No.	Description of Document
2.1*

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
10.1†‡

Amendment Agreement to Syndicated Facility Agreement, dated as of September 11, 2019, by and among Coronado Finance Pty Ltd, other affiliates of the Company, Westpac Banking Corporation, and Westpac Administration Pty Ltd.

10.2†‡	New Coal Supply Agreement, dated as of July 12, 2019, by and between Stanwell Corporation Limited and Coronado Curragh Pty Ltd.
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

*Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

†Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) and Item 601(a)(6) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

‡Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

Coronado Global Resources, Inc. Form 10-Q September 30, 201955

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc. (Registrant)

By:	/s/ Ayten Saridas
Ayten Saridas
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: November 7, 2019

Coronado Global Resources, Inc. Form 10-Q September 30, 201956