Form 10-K
period 2019-12-31
Coronado Global Resources Inc.
filed 2020-02-24
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-K

___________________________________________________

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-56044

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

(681) 207-7263

(Registrant’s telephone number, including area code)

___________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☒

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

Yes ☐ No  ☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The aggregate market value of the registrant’s common stock, par value $0.01 per share, in the form of CDIs, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the CDIs were last sold on

June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Australian Securities Exchange, was $492,886,485.

The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on December 31, 2019, including shares of common stock underlying CDIs, was 96,651,692.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference in this report are listed in the Exhibit Index of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Unless otherwise noted, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Company,” or “Coronado” refer to Coronado Global Resources Inc. and its consolidated subsidiaries and associates, unless the context indicates otherwise.

All production and sales volumes contained in this Annual Report on Form 10-K are expressed in metric tons, or Mt, millions of metric tons, or MMt, or millions of metric tons per annum, or MMtpa, except where otherwise stated. One Mt (1,000 kilograms) is equal to 2,204.62 pounds and is equivalent to 1.10231 short tons. In addition, all dollar amounts contained herein are expressed in United States dollars, or US$, except where otherwise stated. References to “A$” are references to Australian dollars, the lawful currency of the Commonwealth of Australia, or the Commonwealth. Some numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in certain tables may not equal the sum of the figures that precede them.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations, financial performance and condition, the coal, steel and other industries, as well as our plans, objectives and expectations for our business, operations, financial performance and condition. Forward-looking statements may be identified by words such as “may,” “could,” “believes,” “estimates,” “expects,” “intends,” “anticipate,” “forecast,” “outlook,” “target,” “likely,” “considers” and other similar words.

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

•our ability to collect payments from our customers, in a timely manner or at all, depending on their creditworthiness, contractual performance or otherwise;

•risks unique to international mining and trading operations, including tariffs and other barriers to trade;

•unfavorable economic and financial market conditions;

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

Coronado Global Resources Inc. Form 10-K December 31, 2019 4

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

•the risk that diversity in interpretation and application of accounting principles in the mining industry may impact our reported financial results; and

•other risks and uncertainties described in Item 1A. “Risk Factors.”

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

See Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements, as well as others made in this Annual Report on Form 10-K and hereafter in our other filings with the Securities and Exchange Commission, or SEC, and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by applicable law.

Coronado Global Resources Inc. Form 10-K December 31, 2019 5

PART I

ITEM 1. BUSINESS.

Overview

We are a global producer, marketer and exporter of a full range of metallurgical coals. We own a portfolio of operating mines and development projects in Queensland in Australia, and in Virginia, West Virginia and Pennsylvania in the United States. In 2019, we were the fifth largest metallurgical coal producer globally by export volume and the largest metallurgical coal producer in the United States by production volume.

Our operations in Australia, or our Australian Operations, consist of the 100%-owned Curragh producing mining property located in the Bowen Basin of Australia. Our operations in the United States, or our U.S. Operations, consists of three producing mining properties (Buchanan, Logan and Greenbrier), two development mining properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle mining property (Amonate), primarily located in the Central Appalachian region of the United States, or CAPP, all of which are 100%-owned. Our U.S. Operations and Australian Operations are strategically located for access to transportation infrastructure. In addition to metallurgical coal, our Australian Operations sell thermal coal under a long-term legacy contract assumed in the acquisition of Curragh, which is used to generate electricity, to Stanwell Corporation Limited, or Stanwell, a Queensland government-owned entity and the operator of the Stanwell Power Station located near Rockhampton, Queensland. Our U.S. Operations also produce and sell some thermal coal that is extracted in the process of mining metallurgical coal. In Australia, the 12-month rolling average Total Reportable Injury Frequency Rate, or TRIFR, at the end of the December 31, 2019 was 6.5. In the United States the Total Reportable Incident Rate, or TRIR, for 12-month rolling average at the end of the December 31, 2019 was 2.14.

Our core business strategy focuses on the production of metallurgical coal for the North American and seaborne export markets. Metallurgical coal sales represented approximately 78.8% of our total volume of coal sold for the year ended December 31, 2019. The remaining 21.2% of our total sales volume is thermal coal, the majority of which is sold to Stanwell under a long-term legacy contract assumed in the acquisition of Curragh. In addition, export sales represented 86.1% of our total sales for the year ended December 31, 2019.

To support our operations, we have proven and probable coal reserves totaling 680 MMt as of December 31, 2019. For more information regarding our coal reserves, see Item 2. “Properties.”

History and Australian IPO

We were founded in 2011 by Garold Spindler, James Campbell and a fund affiliated with The Energy & Minerals Group, or EMG, with the intention of evaluating, acquiring and developing metallurgical coal properties. EMG was founded in 2006 by John T. Raymond (co-founding partner and chief executive officer) and John Calvert (co-founding partner and president). EMG focuses on investing across various facets of the global natural resource industry.

Since 2011, Coronado Coal LLC, a Delaware limited liability company, and other affiliated entities, including Coronado Group LLC, a Delaware limited liability company, which we refer to, collectively, as Coronado Group, have grown the scale and platform of our current operations principally from four acquisitions:

•in 2013, Coronado Group acquired Greenbrier from Lehman Brothers;

•in 2014, Coronado Group acquired Logan from Cliffs Natural Resources Inc. (now known as Cleveland-Cliffs Inc.);

•in 2016, Coronado Group acquired Buchanan from CONSOL Energy Inc., or CONSOL Energy; and

•in 2018, Coronado Group acquired Wesfarmers Curragh Pty Ltd (now known as Coronado Curragh Pty Ltd), including the Curragh producing mining property, from Wesfarmers Ltd, or Wesfarmers.

Prior to a corporate reorganization in August 2018, or the Reorganization Transaction, Coronado Group HoldCo LLC, a Delaware limited liability company and the holding company of our Australian Operations, was a wholly-owned subsidiary of Coronado Group LLC. In connection with the Reorganization Transaction, (i) Coronado Group HoldCo LLC was converted into Coronado Global Resources Inc., a Delaware corporation, in August 2018 and (ii) Coronado Group LLC contributed all of the equity ownership in our U.S. Operations to Coronado Coal Corporation, a wholly-owned subsidiary of Coronado Global Resources Inc. Immediately following the Reorganization Transaction,

Coronado Global Resources Inc. Form 10-K December 31, 2019 6

Coronado Global Resources Inc. remained a wholly-owned subsidiary of Coronado Group LLC, which is currently owned by funds managed by EMG, which we refer to, collectively, as the EMG Group, and certain members of our management.

On October 23, 2018, we completed an initial public offering on the Australian Securities Exchange, or ASX, which we refer to as the Australian IPO, pursuant to which the Company issued and sold the equivalent of 16,651,692 shares of common stock in the form of CDIs and the EMG Group, through Coronado Group LLC, sold the equivalent of 2,691,896.4 shares of common stock in the form of CDIs.

Following the Australian IPO, the EMG Group and management beneficially own approximately 80% of the issued and outstanding shares of our common stock through their ownership of Coronado Group LLC, our controlling stockholder. The remaining 20% is owned by public investors in the form of CDIs traded on the ASX. In addition, Coronado Group LLC holds one share of preferred stock Series A, par value $0.01 per share, of the Company, or the Series A Share, which is the only share of preferred stock issued and outstanding. The holder of the Series A Share is permitted to nominate and elect members of our Board of Directors in relation to the level of the holder’s aggregate beneficial ownership of shares of our common stock. In connection with the Australian IPO, Coronado Group LLC entered into a voluntary escrow agreement under which it agreed, among other things, to certain restrictions and prohibitions from engaging in transactions involving the shares of our common stock that it holds for a restricted period. On August 4, 2019, Coronado’s independent directors approved the early release from voluntary escrow of 11% of Coronado’s common stock held by Coronado Group LLC. The release of the shares from escrow took effect on August 19, 2019 and would facilitate any future sell-down by Coronado Group LLC. The restricted period for the remaining 69% of common stock ended on the first business day after the release of our results for the financial year ended December 31, 2019.

Organizational Structure

The following chart shows our current organizational structure:

Overview of Operations

Metallurgical Coal

Metallurgical coals are primarily used in the manufacture of coke, which is used in the steel-making process, as well as direct injection into a blast furnace as a replacement for coke.

Coronado Global Resources Inc. Form 10-K December 31, 2019 7

Sales of metallurgical coal represented approximately 91.3% of our revenues in 2019. Most of the metallurgical coal that we produce is sold, directly or indirectly, to steel producers. The steel industry’s demand for metallurgical coal is affected by several factors, including the cyclical nature of that industry’s business, general economic conditions and demand for steel, tariffs on steel and steel products, technological developments in the steelmaking process and the availability and cost of substitutes for steel, such as aluminum, composites and plastics. We compete based on coal quality and characteristics, price, customer service and support and reliability of supply. Seaborne metallurgical coal import demand can be significantly impacted by the availability of indigenous coal production, particularly in the leading metallurgical coal import countries of China, India and Brazil, among others, and the competitiveness of seaborne metallurgical coal supply, including from the leading metallurgical coal exporting countries of Australia, the United States, Russia, Canada and Mongolia, among others.

Thermal Coal

Sales of thermal coal represented approximately 6.8% of our revenues in 2019. The thermal coal that we produce is sold, directly or indirectly, to power stations, including Stanwell, as an energy source in the generation of electricity. Demand for our thermal coal products is impacted by economic conditions, environmental regulation, demand for electricity, including the impact of energy efficient products, and the cost of electricity generation from alternative fuels. Our thermal coal products primarily compete with producers of other forms of electric generation, including natural gas, oil, nuclear, hydro, wind, solar and biomass, that provide an alternative to coal use.

Segments

In accordance with Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, we have adopted the following reporting segments:

•Curragh;

•Buchanan;

•Logan; and

•Greenbrier.

In addition, “Corporate and other” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financials.

These segments are grouped based on geography and reflect how we currently monitor and report the results of the business to the Chief Executive Officer who is our chief operating decision maker, or CODM, the President & Chief Operating Officer and the Group Chief Financial Officer. Factors affecting and differentiating the financial performance of each of these four reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. We believe this method of segment reporting reflects the way our business segments are currently managed and the way the performance of each segment is evaluated. The four segments consist of similar operating activities as each segment produces similar products.

Overview of Australian Operations—Curragh

Curragh is located in Queensland’s Bowen Basin, one of the world’s premier metallurgical coal regions. Curragh has been operating since 1983, and in 2019 was the sixth largest metallurgical coal mining property in Australia by production. Curragh produces a variety of high-quality, low-ash metallurgical coal products. These metallurgical coal products are exported globally to a diverse customer base located primarily in Asia. Curragh also produces thermal coal. The thermal coal produced at Curragh is primarily sold domestically under a long-term contract to Stanwell, with a limited amount being exported. For the year ended December 31, 2019, 73.8% of the total volume of coal sold by our Australian Operations was metallurgical coal and 26.2% of the total volume of coal sold by our Australian Operations was thermal coal. See Item 2. “Properties” for more information regarding Curragh.

Overview of U.S. Operations—Buchanan, Logan and Greenbrier

Our producing mining properties in the United States are located in the CAPP region, specifically in Virginia and West Virginia, which is a highly-developed, active, coal-producing region. Our three producing mining properties in the United States are Buchanan, Logan and Greenbrier. Metallurgical coal produced by our U.S. Operations is consumed regionally by North American steel producers or exported by seaborne transportation to steel producers (primarily in

Coronado Global Resources Inc. Form 10-K December 31, 2019 8

Europe, South America and Asia). For the year ended December 31, 2019, 87.7% of the total coal produced by our U.S. Operations was metallurgical coal and 12.3% was thermal coal. See Item 2. “Properties” for more information regarding Buchanan, Logan, Greenbrier and the other material mining properties that compose our U.S. Operations.

Customers

We sell most of our coal to steel producers, either directly or through intermediaries, such as brokers. We also sell thermal coal to electricity generators either directly or through intermediaries such as brokers. Major consumers of our seaborne metallurgical coal in 2019 were located in India, Japan, South Korea, Taiwan, Brazil, China and Europe. These consumers are all major global steel or metallurgical coke producers. The majority of our sales are made on a spot basis or under contracts with terms of typically one year. For the year ended December 31, 2019, our top ten customers comprised 76.1% of our total revenue and our top five customers comprised 55.1% of our total revenue. For the year ended December 31, 2019, sales to Xcoal Energy & Resources, LLC, or Xcoal, a related party, and Tata Steel Limited, or Tata Steel, represented approximately 21.6% and 16.3%, respectively, of our total revenue.

Australia Sales and Marketing

Revenues from our Australian Operations represented approximately 66.2% of our total revenue for the year ended December 31, 2019. Coal revenues from metallurgical and thermal coal sales represented approximately 90.5% and 7.0%, respectively, of total revenues from our Australian Operations for the year ended December 31, 2019.

Curragh’s metallurgical coal is typically sold directly to international steel producers located primarily in the Asian market. For the twelve months ended December 31, 2019, Curragh sold 9.5 MMt of metallurgical coal (representing 73.8% of total coal produced by Curragh) into the seaborne coal markets. The majority of customers purchase multiple grades or products and have purchased Curragh coal continuously through all stages of the coal/commodity pricing cycle. Curragh’s metallurgical coal is typically sold on annual contracts negotiated by our Australian Operations’ sales managers, with pricing agreed to bilaterally or with reference to benchmark indices or spot indices. Our Australian Operations have maintained a high level of contract coverage against planned production. In 2019, approximately 92% of Curragh’s metallurgical coal export sales were made under term contracts (with the balance sold on framework contracts that do not involve a binding commitment to supply, or in the spot market).

Tata Steel

We are a party to a Long Term Coal Sale and Purchase Agreement with Tata Steel, or the Tata Steel Long Term Agreement, with a term ending in March 2022.

The Tata Steel Long Term Agreement provides for the sale of a minimum of 2.0 MMt of coal per contract year, consisting of certain specific quantities of Hard Coking Coal, Semi Coking Coal and PCI Coal. Pricing is re-negotiated each quarter, with coal sales priced in reference to benchmark indices. If we fail to agree on a quarterly price, the Tata Steel Long Term Agreement provides for alternative pricing based on historical market prices and the continuance of deliveries until an agreement on pricing can be reached. Coal sold pursuant to the Tata Steel Long Term Agreement is sold Free on Board (Incoterms 2010), or F.O.B., and the agreement contains industry-standard terms and conditions with respect to delivery, transportation, inspection, assignment, taxes and performance failure.

Stanwell

We are party to contractual arrangements with Stanwell, including a Coal Supply Agreement, or the CSA, and the Curragh Mine New Coal Supply Deed, dated August 14, 2018, or the Supply Deed.

Under the CSA, we deliver thermal coal from Curragh to Stanwell at an agreed price and quantity. Stanwell may vary the quantity of thermal coal purchased each year so the total quantity to be delivered to Stanwell each year cannot be precisely forecast. The coal that we supply to Stanwell constitutes the majority of the thermal coal production from Curragh. Our cost of supplying coal to Stanwell was greater than the price paid by Stanwell for the year ended December 31, 2019. See Item 1A. “Risk Factors—Take-or-pay arrangements within the coal industry could unfavorably affect our profitability.”

Under the CSA, we also share part of the revenue earned from export metallurgical coal sales (from particular Tenements (as defined below)) with Stanwell through various rebates. The most material rebate is the export price rebate, which is linked to the realized export coal price for a defined metallurgical coal product, as follows:

Coronado Global Resources Inc. Form 10-K December 31, 2019 9

•For the first 7.0 MMtpa of export coal sales: when the 12-month trailing, weighted-average realized export coal price of Reference coal exceeds the Tier 1 Rebate Coal Floor Price, we pay a rebate of 25% of the difference between the realized export coal price and the Tier 1 Rebate Coal Floor Price.

•For export coal sales above 7.0 MMtpa: when the 12-month trailing, weighted-average realized export coal price of Reference coal exceeds the Tier 2 Rebate Coal Floor Price, we pay a rebate of 10% of the difference between the realized export coal price and the Tier 2 Rebate Coal Floor Price.

The CSA also provides for:

•a tonnage rebate to Stanwell per Mt on the first 7.0 MMtpa of export coal sales and on export coal sales above 7.0 MMtpa; and

•a rebate on run-of-mine, or ROM, coal mined in the Curragh “Pit U East Area.”

The total Stanwell rebate for the year ended December 31, 2019 was $175.3 million and has been included in the consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

The Supply Deed grants us the right to mine the coal reserves in the Stanwell Reserved Area, or the SRA. In exchange, we agreed to certain amendments to the CSA and to enter into a New Coal Supply Agreement, or the NCSA, upon the expiration of the CSA (which is expected to occur in 2027). On July 12, 2019, we entered into the NCSA with Stanwell. From the earlier of the expiry of the CSA, the date of termination of the CSA, and January 1, 2029, we will continue to supply thermal coal to Stanwell under the NCSA. The term of the NCSA is expected to be 10 years, and Coronado will supply to Stanwell 2 million ‘Tonnes Equivalent’ of thermal coal per annum (based on a nominal gross calorific value of 25.6GJ) at a fixed contract price that varies in accordance with agreed formulae, inclusive of all statutory charges and royalties in respect of coal sold and delivered under the NCSA. The export rebates which were payable under the CSA are not payable during the term of the NCSA. The supply term, the contract tonnage and the contract price under the NCSA are subject to adjustment in accordance with a financial model agreed between Stanwell and us. In summary, we have agreed that the total value of the discount received by Stanwell on coal supplied to it under the NCSA should (by the expiry date of the NCSA) be equal to the net present value of A$210 million as at the date of the Supply Deed. The net present value of the deferred consideration was $174.6 million as of December 31, 2019.

See Item 1A. “Risk Factors—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations.”

U.S. Sales and Marketing

Revenues from our U.S. Operations, in the aggregate, represented approximately 33.8% of our total revenue for the year ended December 31, 2019. Coal revenues from metallurgical and thermal coal sales represented approximately 92.9% and 6.3%, respectively, of total revenues from our U.S. Operations for the year ended December 31, 2019.

We sell metallurgical coal products from our U.S. Operations primarily to export markets, as well as to North American steel producers and coke producers. We sold approximately 78.3% of total produced metallurgical coal from our U.S. Operations into the seaborne metallurgical coal markets for the year ended December 31, 2019. The U.S. Operations also produce thermal coal, which is sold predominantly to global export markets, as well as within North America.

Sales from our U.S. Operations to export markets are typically priced with reference to a benchmark index. Our U.S. Operations predominantly access the export metallurgical coal market through Xcoal as the intermediary. In 2019, sales to Xcoal represented approximately 54.2% of revenue from our U.S. Operations. Purchase orders with Xcoal are entered into primarily on an ad hoc (shipment-by-shipment) basis. Xcoal, as well as other customers, typically take ownership of coal upon loading into the rail car and are responsible for handling transportation logistics to the port and beyond.

Sales made by our U.S. Operations’ sales team to North American steel producers are primarily pursuant to annual contracts. These annual contracts reflect fixed prices set for the entire year with reference to several factors, including benchmark export prices and forward curves. The fixed-price nature of these annual contracts provides us with visibility on our future revenues, as compared to spot sales or sales priced with reference to a benchmark index. For 2020, we have entered into annual contracts to sell approximately 2.6 MMt metallurgical coal with North American steel and coke producers. Several legacy contracts were assumed in connection with the Buchanan acquisition, of which one

Coronado Global Resources Inc. Form 10-K December 31, 2019 10

remains and expires in 2020. During periods of stable and rising prices, we strive to take advantage of the spot market. Spot export contracts are negotiated throughout the year. Market sales are pursued depending on available supply and market demand.

For our U.S. Operations, the benchmark pricing is not necessarily indicative of the price we realize for the various qualities of metallurgical coal products that we produce and sell due to various factors, including negotiated shipping costs and discounts based on coal quality. We generally sell our seaborne coal through intermediaries Free on Rail (Incoterms 2010), or F.O.R., and, therefore, our realized price does not include transportation to the seaborne port or costs to transload into a vessel. In addition, we sell a portion of our coal in the U.S. domestic market on annual contracts at fixed prices that do not fluctuate with the benchmarks included in the chart above. Price realization on spot coal sales could also be impacted by other coal producers with available supply of similar qualities of metallurgical coal. See Item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control.”

Transportation

Coal produced at our mining properties is transported to customers by a combination of road, rail, barge and ship. See Item 2. “Properties” for descriptions of the transportation infrastructure available to each of our mining properties. Rail and port services are typically contracted on a long-term, take-or-pay basis in Australia, while these contracts are typically negotiated on a quarterly basis in the United States. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on our take-or-pay obligations.

Australian Operations

For sales of thermal coal to Stanwell, Stanwell is responsible for the transport of coal to the Stanwell Power Station. For 2019, export thermal coal represented approximately 10.6% of total thermal coal sold by our Australian Operations. Our Australian Operations typically sell export coal F.O.B., with the customer paying for transportation from the outbound shipping port.

The majority of Curragh’s export metallurgical coal is railed approximately 300 kilometers to the Port of Gladstone for export via two main port terminals, RG Tanna Coal Terminal, or RGTCT, and Wiggins Island Coal Export Terminal, or WICET. Curragh also has 0.8 MMt of capacity available in the stockpile area at the Port of Gladstone.

Rail Services

Curragh is linked to the Blackwater rail link of the Central Queensland Coal Network, or CQCN, an integrated coal haulage rail system owned and operated by Aurizon Network Pty Ltd., or Aurizon Network. Curragh has secured annual rail haulage capacity of up to 11.0 MMtpa (plus surge capacity) under two long-term rail haulage agreements with Aurizon Operations Limited, or Aurizon Operations.

The RGTCT Coal Transport Services Agreement with Aurizon Operations is for 8.5 MMtpa of haulage capacity to RGTCT. Curragh pays a minimum monthly charge (components of which are payable on a take-or-pay basis), which is calculated with reference to the below-rail access charges, haulage/freight charges, a minimum annual tonnage charge and other charges. The RGTCT Coal Transport Services Agreement terminates on June 30, 2030.

The Wiggins Island Rail Project, or WIRP, Transport Services Agreement with Aurizon Operations is for 1.5 MMtpa of capacity to WICET. This contract is effectively 100% take-or-pay (for a portion of the rail haulage and all capacity access charges). This agreement expires on June 30, 2030.

Port Services

Curragh exports coal through two terminals at the Port of Gladstone, RGTCT and WICET. At RGTCT, we and Gladstone Port Corporation Limited, or GPC, are parties to a coal handling agreement that expires on June 30, 2030. The agreement may be renewed at our request and, subject to certain conditions, GPC is required to agree to the extension if there is capacity at RGTCT to allow the extension. We currently have the right to export between 7.7 MMtpa and 8.7 MMtpa at our nomination on a take-or-pay basis.

Coronado Global Resources Inc. Form 10-K December 31, 2019 11

We have a minority interest in WICET Holdings Pty Ltd, whose wholly-owned subsidiary, Wiggins Island Coal Export Terminal Pty Ltd, or WICET Pty Ltd, owns WICET. Other coal producers who export coal through WICET also hold shares in WICET Holdings Pty Ltd. In addition, we and the other coal producers (or shippers) have take-or-pay agreements with WICET Pty Ltd and pay a terminal handling charge to export coal through WICET, which is calculated by reference to WICET’s annual operating costs, as well as finance costs associated with WICET Pty Ltd’s external debt facilities. Our take-or-pay agreement with WICET Pty Ltd, or the WICET Take-or-Pay Agreement, provides Curragh with export capacity of 1.5 MMtpa. The WICET Take-or-Pay Agreement is an “evergreen” agreement, with rolling ten-year terms. If we inform WICET Pty Ltd that we do not wish to continue to roll the term of the WICET Take-or-Pay Agreement, the term would be set at nine years and the terminal handling charge payable by us would be increased so that our proportion of WICET Pty Ltd’s debt is amortized to nil by the end of that nine-year term.

Under the WICET Take-or-Pay Agreement, we are obligated to pay for that capacity via terminal handling charges, whether utilized or not. The terminal handling charge payable by us can be adjusted by WICET Pty Ltd if our share of WICET Pty Ltd’s operational and finance costs increases, including because of increased operational costs or because another shipper defaults and has its capacity reduced to nil. The terminal handling charge is subject to a financing cap set out in the terminal handling charge methodology and has already been reached and is in force. If another shipper defaults under its take-or-pay agreement, each remaining shipper is effectively proportionately liable to pay that defaulting shipper’s share of WICET Pty Ltd’s costs going forward, in the form of increased terminal handling charges.

If we default under the WICET Take-or-Pay Agreement, we would be obligated to pay a termination payment to WICET Pty Ltd. The termination payment effectively represents our proportion of WICET Pty Ltd’s total debt outstanding, based on the proportion of our contracted tonnage to the total contracted tonnage of shippers at WICET at the time the payment is triggered. Shippers can also become liable to pay the termination payment where there is a permanent cessation of operations at WICET. Since WICET began shipping export tonnages in April 2015, four WICET Holdings Pty Ltd shareholders have entered into administration and Take-or-Pay Agreements subsequently terminated, resulting in the aggregate contracted tonnage of shippers decreasing from 27 MMtpa to 15.5 MMtpa.

Under the WICET Take-or-Pay Agreement, we are required to provide security (which is provided in the form of a bank guarantee). The amount of the security must cover our estimated liabilities as a shipper under the WICET Take-or-Pay Agreement for the following twelve-month period. If we are in default under the WICET Take-or-Pay Agreement and are subject to a termination payment, WICET Pty Ltd can draw on the security and apply it to amounts owing by us. See Item 1A. “Risk Factors—Risks related to our investment in WICET may adversely affect our financial condition and results of operations” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on our take-or-pay obligations.

During 2019, Coronado entered into an Agreement with Washpool Coal Pty Ltd for assignment of their WICET capacity of 1.6 MMt per annum, on a take-or-pay basis for a term to June 30, 2022, at market rates.

U.S. Operations

Our U.S. Operations’ domestic contracts are generally priced F.O.R. at the mine with customers bearing the transportation costs from the mine to the applicable end user. For direct sales to export customers, we hold the transportation contract and are responsible for the cost to the export facility, and the export customer is responsible for the transportation/freight cost from the export facility to the destination. A large portion of our U.S. export sales are made through Xcoal and other intermediaries. For these sales, Xcoal or the intermediary typically take ownership of the coal as it is loaded into the railcar. The intermediary is responsible for the rail transportation and port costs.

Rail Services

Our U.S. Operations are served by Northfork Southern and CSX Transportation railroads. In 2019, we shipped approximately 97.5% of our total shipments via rail from our U.S. mining properties.

Northfork Southern railroad serves our Buchanan mining property and transports Buchanan’s coal to Lamberts Point Coal Terminal Pier 6 and to CNX Marine Terminal for export customers and either directly to the customers or to barge loading docks for domestic customers.

CSX Transportation railroad serves our Logan and Greenbrier mining properties. CSX transports Logan and Greenbrier’s coal to Kinder Morgan Pier IX Terminal or CNX Marine Terminal or Dominion Terminal Associates (DTA) for export customers and either directly to the customers or to barge loading docks for domestic customers.

Coronado Global Resources Inc. Form 10-K December 31, 2019 12

Port Services

Norfolk Southern’s Lamberts Point Coal Terminal Pier 6 is the largest coal loading facility in the Northern Hemisphere with 48 million tons of annual export capacity and is the main terminal at the Lamberts Point located in Norfolk, Virginia. Kinder Morgan’s Pier IX is a coal export terminal with an annual export capacity of 16 million tons located in the Port of Hampton Roads in Newport News, Virginia.

Our U.S. Operations have dedicated inventory capacity and one million net tons per year of contractual throughput capacity at the Kinder Morgan Pier IX Terminal. Our U.S. Operations also have alternate port access through CNX Marine Terminal which is a transshipping terminal at the Port of Baltimore owned by CONSOL Energy.

DTA Terminal is a coal export terminal located in the Port of Hampton Roads in Newport News, Virginia. DTA Terminal is 65% owned by Contura Energy and 35% by Arch Coal and has annual export capacity of 22 MMt.

Kanawha River Terminal is a Norfolk Southern/CSX-served coal terminal located on the Ohio River at mile marker 314.5, Ceredo, West Virginia.

Suppliers

The principal goods we purchase in support of our mining activities are mining equipment, replacement parts, diesel fuel, natural gas, ammonium-nitrate and emulsion-based explosives, off-road tires, steel-related products (including roof control materials), lubricants and electricity. As a general matter, we have many well-established, strategic relationships with our key suppliers of goods and do not believe that we are dependent on any of our individual suppliers.

We also depend on several major pieces of mining equipment and facilities to produce and transport coal, including, but not limited to, longwall mining systems, continuous miners, draglines, dozers, excavators, shovels, haul trucks, conveyors, coal preparation plants, or CPPs, and rail loading and blending facilities. Obtaining and repairing these major pieces of equipment and facilities often involves long lead times. We strive to extend the lives of existing equipment and facilities through maintenance practices and equipment rebuilds in order to defer the requirement for larger capital purchases. We continue to use our global leverage with major suppliers to ensure security of supply to meet the requirements of our active mines. See Item 2. “Properties” for more information about operations at our mining properties.

We use contractors and other third parties for exploration, mining and other services, generally, and are reliant on a number of third parties for the success of our current operations and the advancement of our development projects.

Thiess Mining Services Contract

We currently use Thiess Pty Ltd, or Thiess, as our primary mining contractor for our Australian Operations.

We are party to a long-term mining contract with Thiess, dated February 15, 2010, and we recently agreed to an extension with Thiess in relation to the Part A Services (defined below), which commenced on January 1, 2020. Thiess is engaged to provide hydraulic excavator overburden and coal mining, pit dewatering, run of mine rehandling services and maintenance of Coronado owned heavy mobile equipment at the Curragh North operation until December 31, 2025, referred to as Part A Services; and to provide rope shovel overburden removal using Coronado’s rope shovel and Thiess supplied ultra-class truck services until March 31, 2021, referred to as Part B Services. At any time in relation to Part B and at any time after December 31, 2020 in relation to Part A, the services can be terminated for convenience, subject to a lump-sum termination payment.

At the end of the term of the Part B Services or upon earlier termination of the contract for the portion of the services comprised by Part B, we must purchase from Thiess all of the ultra-class trucks at a price determined in accordance with the contract

Competition

We operate in a very competitive environment. We compete with domestic and international coal producers, traders and brokers. We compete on price, coal quality, transportation, optionality, reputation and reliability. Demand for metallurgical coal and the prices that we will be able to obtain for our metallurgical coal are highly competitive and are determined predominantly by world markets, which are affected by numerous factors, including: general global, regional and local economic activity; changes in demand for steel and energy; industrial production levels; short-term constraints, including weather incidents; changes in the supply of seaborne coal; technological changes; changes in international

Coronado Global Resources Inc. Form 10-K December 31, 2019 13

freight or other transportation infrastructure rates and costs; the costs of other commodities and substitutes for coal; market changes in coal quality requirements; government regulations which restrict, or increase the cost of, using coal; tariffs imposed by countries, including the United States, on the import of certain steel products and any retaliatory tariffs by other countries; and tax impositions on the resources industry, all of which are outside of our control. In addition, coal prices are highly dependent on the outlook for coal consumption in large Asian economies, such as China, Japan, South Korea and India, as well as any changes in government policy regarding coal or energy in those countries.

In developing our business plan and operating budget, we make certain assumptions regarding future metallurgical coal prices, coal demand and coal supply. The prices we receive for our metallurgical coal depend on numerous market factors beyond our control. Accordingly, some underlying coal price assumptions relied on by us may materially change and actual coal prices and demand may differ materially from those expected. Our business, operating and financial performance, including cash flows and asset values, may be materially and adversely affected by short- or long-term volatility in the prevailing prices of our products.

Competition in the coal industry is based on many factors, including, among others, world supply price, production capacity, coal quality and characteristics, transportation capability and costs, blending capability, brand name and diversified operations. We are subject to competition from producers in Australia, the United States, Canada, Russia, Mongolia and other coal producing countries. See Item 1A. “Risk Factors—We face significant competition, which could adversely affect profitability.”

Working Capital

We generally fund our working capital requirements through a combination of existing cash and cash equivalents and proceeds from the sale of our coal production to customers. Our secured multi-currency revolving syndicated facility agreement, dated September 15, 2018 and as amended on September 11, 2019, or the Syndicated Facility Agreement, is available to fund our working capital requirements to the extent we have remaining availability. As of December 31, 2019, we had $26.6 million of cash available and $330.0 million of borrowings outstanding under our Syndicated Facility Agreement. To date, we have used cash flow from operations and borrowings under our Syndicated Facility Agreement to fund our activities and to pay dividends and other distributions to stockholders and CDI holders on the ASX. We expect to fund future dividend payments from available cash on hand or borrowings. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding working capital.

Employees

We had approximately 1,765 employees as of December 31, 2019. In addition, as of December 31, 2019, there were approximately 2,229 contractors supplementing the permanent workforce, primarily at Curragh.

As of December 31, 2019, approximately 12% of our total employees, all at our Australian Operations, were covered by a single, federally-certified collective Enterprise Agreement, or the EA, for mining and maintenance employees. The EA links us with; the Automotive, Food, Metals, Engineering, Printing and Kindred Industries Union; the Construction, Forestry, Maritime, Mining and Energy Union; the Communications, Electrical, Electronic, Energy, Information, Postal, Plumbing and Allied Services Union of Australia; and our employees performing mining and operational functions. In May 2019, the Australian Fair Work Commission approved the Curragh Mine Enterprise Agreement 2019. This EA has a nominal expiration date of May 26, 2022 and will remain in place until replaced or terminated by the Fair Work Commission. Our U.S. Operations employ a 100% non-union labor force.

Regulatory Matters—Australia

Our Australian Operations are regulated by the laws and regulations of the Commonwealth of Australia, or Cth, the State of Queensland, or Qld, and local jurisdictions. Most environmental laws are promulgated at the state level, but the Australian federal government has a role in approval of actions which have national environmental significance. In Queensland, the environmental laws relevant to coal mining include development legislation, pollution, waste, ecosystem protection, land contamination and rehabilitation legislation. In addition, the Australian federal government regulates foreign investment and export approvals.

Coronado Global Resources Inc. Form 10-K December 31, 2019 14

Tenements

We control the coal mining rights at Curragh under 14 coal and infrastructure mining leases, or MLs, and three mineral development licenses, or MDLs, granted pursuant to the Mineral Resources Act 1989 (Qld). We refer to the MLs and MDLs at Curragh, collectively, as the Tenements. Renewal of certain Tenements will be required during the mine life of Curragh and the Queensland government can vary the terms and conditions on renewal. There are a number of existing mining and petroleum tenements which overlap with the Tenements. The priority, consent and coordination requirements under the Mineral Resources Act 1989 (Qld), the Petroleum and Gas (Production and Safety) Act 2004 (Qld) and Mineral and Energy Resources (Common Provisions) Act 2014 (Qld) (as relevant) may apply with respect to those overlaps. Extensive statutory protocols govern the relationships between co-existing mining and exploration rights and these protocols are largely focused on encouraging the overlapping tenement holders to negotiate and formulate arrangements that enable the co-existence of their respective interests. See Item 2. “Properties” for more information regarding the Tenements.

Mineral Resources Act 1989 (Qld)

The Mineral Resources Act 1989 (Qld) and the Mineral and Energy Resources (Common Provisions) Act 2014 (Qld), together, provide for the assessment, development and utilization of mineral resources in Queensland to the maximum extent practicable, consistent with sound economic and land use management. The Mineral Resources Act 1989 (Qld) vests ownership of minerals, with limited exceptions, in the Crown (i.e., the state government). A royalty is payable to the Crown for the right to extract minerals. The Mineral Resources Act 1989 (Qld) creates different tenures for different mining activities, such as prospecting, exploring and mining. A ML is the most important tenure, as it permits the extraction of minerals in conjunction with other required authorities. The Mineral Resources Act 1989 (Qld) imposes general conditions on a ML.

A person who is the holder of a ML must keep the records necessary to enable the royalty payable by the person to be ascertained. The royalty payable on the value of coal sold, disposed of or used (post October 1, 2012) is as set out below:

•if the average price per Mt is A$100 or less: 7%;

•if the average price per Mt is more than A$100 but less than or equal to A$150: 7% on the first A$100 and 12.5% on the balance of the average price per Mt; and

•if the average price per Mt is A$150 or more: 7% on the first A$100, 12.5% on the next A$50 and 15% on the balance of the price per Mt.

The royalty payable for coal sold, disposed of or used in a return period is then calculated by multiplying the royalty rate by the value of the coal. Queensland Office of State Revenue Royalty Ruling MRA001.1 contains details on the costs that can (and cannot) be deducted when calculating the applicable royalty and the method for determining the value of the coal. Where there is a change in legislation or case law that affects the content of a royalty ruling, the change in the law overrides the royalty ruling—i.e., the Commissioner will determine the royalty liability in accordance with the changed law. See Item 2. “Properties” for a discussion of the royalties currently applicable to Curragh.

Mining Rehabilitation (Reclamation)

Mine closure and rehabilitation risks and costs are regulated by Queensland state legislation.

Amongst other things, an Environmental Authority Holder, or EA Holder, must provide the Queensland State Government with financial assurance for the purpose of drawing upon in the event that an EA Holder defaults on its obligations to rehabilitate the mine site.

The Mineral and Energy Resources (Financial Provisioning) Act 2018 (Qld), or the Financial Provisioning Act, which was enacted on November 15, 2018, became effective on April 1, 2019. The purpose of the Financial Provisioning Act is to amend the existing financial assurance provisions of the Environmental Protection Act 1994 (Qld) by creating a financial provisioning scheme, or the Scheme, from which the Department of Environment and Science, or the DES, will source funds to rehabilitate and remediate land subject to mining.

Coronado Global Resources Inc. Form 10-K December 31, 2019 15

Under the Financial Provisioning Act, all mine operators will be required to make a submission to the DES in respect of an Estimated Rehabilitation Cost, or ERC, for the mine site. The ERC must be determined using the DES-approved ERC calculator. ERCs could be about 10% higher than current financial assurances, as the DES’s new calculator could incorporate a 10% project management cost. Using this information, the DES will set the ERC for the mine. The DES will provide the ERC to the manager of the Scheme, or the Scheme Manager. The Scheme Manager will undertake a risk assessment of the mine, which will be based upon independent advice from a scheme risk advisor. It will include detail on the mine operator’s financial soundness and credit rating, characteristics of the mining operation (e.g., life of mine, or LOM, and off-take agreements), rehabilitation history, environmental compliance history and the submission made by the company. Risk categories will include high, moderate, low and very low. If the ERC and risk categories are set at moderate, low or very low for a mine, then there will be a need to pay an annual contribution based on a small percentage of the ERC to the Scheme. If the category is high, then the operation will provide a surety for the whole ERC and possibly a contribution to the Scheme. The risk assessment of the mine and, therefore, the amount of the contribution to the fund will be assessed and paid annually in perpetuity, or until a clearance certificate is obtained. The transitional arrangements provide that a mine’s existing financial assurance will be deemed to be the ERC. Within three years from the commencement of the scheme, the Scheme Manager will be required to make an initial risk category allocation decision to determine whether the mine will continue to give surety or pay a contribution to the Scheme depending on the value of the ERC, as follows:

1)ERC < A$100,000 - cash surety or bank guarantees

2)ERC = A$100,000 – A$450 million - pay a cash contribution into the Scheme

3)ERC > A$450 million - pay a cash contribution into the Scheme and provide bank guarantees

In September 2019 we requested the Scheme Manager to consider Curragh as an early adopter of the Scheme and to issue an initial risk category allocation. In October 2019 the Scheme Manager completed the assessment of Curragh and issued an initial risk category allocation of Category (2) “Low”. The low rating equates to a contribution to the Scheme of 1% of the ERC.

In October 2019, we paid the cash contribution to the Scheme Manager and the bank guarantees previously provided to the Queensland State Government in accordance with the financial assurance obligations of the Environmental Protection Act were returned to us and the bank guarantees were returned to, and cancelled by, the issuing banks.

The Financial Provisioning Act also introduces a new requirement for a Progressive Rehabilitation and Closure Plan, or a PRC plan, with respect to mined land. This requirement will be integrated into the existing environmental authority processes for new mines, minimizing the regulatory burden on government and industry. All mining projects carried out under a ML that make a site-specific environmental authority application will be required to provide a PRC plan. If approved by the administering authority, a stand-alone PRC plan schedule will be given to the applicant together with the environmental authority. The PRC plan schedule will contain milestones with completion dates for achieving progressive rehabilitation of the mine site. The Financial Provisioning Act provides transitional arrangements for the application of the PRC plan requirement to existing mines. The requirement for a PRC plan commenced on November 1, 2019, or the PRCP start date, however all existing mining operations will only transition into the PRC plan framework once a transition notice is issued by the relevant government department. Transition notices will be issued through a three-year transition period from the PRCP start date. As at December 31, 2019, Curragh was not issued with a transition notice with respect to its PRC plan.

The proposed financial assurance framework has been coupled with the release of a “mined land rehabilitation policy” which was developed in response to community concerns about the quantity and quality of mine site rehabilitation undertaken to date. This policy formalizes the Queensland government’s commitment to ensuring land disturbed by mining activities is rehabilitated to a safe and stable landform that does not cause environmental harm and is able to sustain an approved post-mining land use.

Under the Financial Provisioning Act we will need to prepare a PRC plan for Curragh that will include binding, time-based milestones for actions that achieve progressive rehabilitation and will ultimately support the transition to the mine site’s future use.

The specifics of the reforms and the transitional provisions for existing operators have yet to be finalized. Once finalized however they will be delivered through legislative amendments to the Environmental Protection Act 1994 (Qld).

Environmental Protection Act 1994 (Qld)

The primary legislation regulating environmental management of mining activities in Queensland is the Environmental Protection Act 1994 (Qld). Its object is to protect Queensland’s environment while allowing for

Coronado Global Resources Inc. Form 10-K December 31, 2019 16

development that improves the total quality of life, both now and in the future, in a way that maintains ecologically sustainable development. Under the Environmental Protection Act 1994 (Qld), it is an offense to carry out a mining activity unless the person holds or is acting under an environmental authority for the activity. The environmental authority imposes conditions on a project. It is an offense to contravene a condition of an environmental authority. In addition to the requirements found in the conditions of an environmental authority, the holder must also meet its general environmental duty and duty to notify of environmental harm and otherwise comply with the provisions of the Environmental Protection Act 1994 (Qld) and the regulations promulgated thereunder. For example, the following are offenses under the Environmental Protection Act 1994 (Qld):

•causing serious or material environmental harm;

•causing environmental nuisance;

•depositing proscribed water contaminants in waters and related matters; and

•placing contaminants where environmental harm or nuisance may be caused.

The environmental authority holder must also be a registered suitable operator under the Environmental Protection Act 1994 (Qld). We are a registered suitable operator.

We hold environmental authority EPML00643713, which authorizes the mining of black coal, mineral processing, chemical storage, waste disposal and sewage treatment over the 14 MLs at Curragh on certain conditions. Those conditions include requirements in relation to air and water quality, regulated structures (e.g., dams), noise and vibration, waste, land use, rehabilitation and watercourse diversion.

We also hold a range of subsidiary environmental approvals for our Australian Operations.

Queensland environmental legislation is currently subject to legislative reform and change—in particular, with respect to security for environmental performance, rehabilitation and closure. The Environmental Protection (Chain of Responsibility) Amendment Act 2016 (Qld), which became effective on April 27, 2016, gives the DES the power to compel related bodies corporate, executive officers, financiers and shareholders and a select category of “related persons,” to satisfy the environmental obligations of holders of an environmental authority in Queensland. Additionally, the Financial Provisioning Act, which was enacted on November 15, 2018, became effective on April 1, 2019. See “—Mining Rehabilitation (Reclamation)” above for more information regarding the Financial Provisioning Act.

Aboriginal Cultural Heritage Act 2003 (Qld)

The Aboriginal Cultural Heritage Act 2003 (Qld) imposes a duty of care on all persons to take all reasonable and practicable measures to ensure that any activity conducted does not harm Aboriginal cultural heritage. Its object is to provide effective recognition, protection and conservation of Aboriginal cultural heritage.

We have obligations relating to Aboriginal cultural heritage with respect to a number of cultural heritage objects and areas located within the area of the Tenements. We work closely with the Aboriginal people to manage the cultural heritage objects, areas or evidence of archaeological significance, within our mining operations. We are party to a Cultural Heritage Management Plan (and associated Cultural Services Agreement) with the Gaangalu Nation People that applies to all of the Tenements. The plan establishes a coordinating committee and sets out the steps to be followed to manage activities that may impact Aboriginal cultural heritage.

Native Title Act 1993 (Cth)

The Native Title Act 1993 (Cth), or NTA, sets out procedures under which native title claims may be lodged and determined and compensation claimed for the extinguishment or impairment of the native title rights or interests of Aboriginal peoples. Its object is to provide for the recognition and protection of native title, to establish ways in which future dealings affecting native title may proceed and to set standards for those dealings, to establish a mechanism for determining claims to native title and to provide for, or permit, the validation of past acts, and intermediate period acts, invalidated because of the existence of native title.

With respect to MLs and MDLs granted under the Mineral Resources Act 1989 (Qld) on state land where native title has not been extinguished, a principle known as the non-extinguishment principle governs. Broadly, under this principle, native title rights are suspended while the mining tenure, as renewed from time to time, is in force. The grant (or

Coronado Global Resources Inc. Form 10-K December 31, 2019 17

renewal) of a mining tenure in respect of land where native title may exist must comply with the NTA to ensure the validity of the tenure. Registered native title claimants have certain notification, consultation and negotiation rights relating to mining tenures. Where native title is extinguished (i.e., freehold land), the NTA does not apply.

Regional Planning Interests

In June 2014, the Strategic Cropping Land Act 2011 (Qld) was repealed by the Regional Planning Interests Act 2014 (Qld), or the RPI Act. The RPI Act manages the impact of resource activities and other regulated activities in areas of the state that contribute, or are likely to contribute, to Queensland’s economic, social and environmental prosperity (e.g., competing land use activities on prime farming land). The RPI Act identifies areas of Queensland that are of regional interest, including strategic cropping areas and strategic environmental areas. Under the RPI Act, conducting a resource activity in an area of regional interest requires a regional interest development approval, unless operating under an exemption. Importantly, pre-existing mining activities being undertaken at the date of the introduction of the legislation are exempt.

We applied for and were granted a regional interest development approval for the “Curragh Extension Project” (for MDL 162), which is subject to regional interest conditions, such as mitigation. Certain protection conditions were also imposed on us with respect to our application for ML 80171 (which has since been granted). These include an obligation to provide mitigation in the event that strategic cropping land is impacted by future operations.

Environmental Protection and Biodiversity Conservation Act 1999 (Cth)

The Environment Protection and Biodiversity Conservation Act 1999 (Cth), or the EPBC Act, provides a federal framework to protect and manage matters of national environmental significance, such as listed threatened species and ecological communities and water resources. In addition, the EPBC Act confers jurisdiction over actions that have a significant impact on the environment where the actions affect, or are taken on, Commonwealth land, or are carried out by a Commonwealth agency.

Under the EPBC Act, “controlled actions” that have or are likely to have a significant impact on a matter of national environmental significance are subject to a rigorous assessment and approval process. A person must not take a “controlled action” unless approval is granted under the EPBC Act. Any person proposing to carry out an “action” that may be a “controlled action” must refer the matter to the Commonwealth Minister for a determination as to whether the proposed action is a controlled action.

On November 2, 2016, the Commonwealth Minister for the Department of the Environment and Energy administering the EPBC Act approved the extension of the existing Curragh mining area to include mining four additional Tenements—ML 700006, ML 700007, ML 700008 and ML 700009 (EPBC Act referral 2015/7508)—as a “controlled action,” on certain conditions. The conditions include requirements in relation to air quality, noise and vibration, land use, watercourse diversions, offsets and water quality.

Mine Health and Safety

The primary health and safety legislation that applies to Curragh are the Coal Mining Safety and Health Act 1999 (Qld) and the Coal Mining Safety and Health Regulation 2001 (Qld), which we refer to, together, as the Coal Mining Safety Legislation.

Additional legislative requirements apply to operations that are carried on off-site or which are not principally related to coal mining (e.g., transport, rail operations, etc.). The Coal Mining Safety Legislation imposes safety and health obligations on persons who operate coal mines or who may affect the safety or health of others at coal mines. Under the Coal Mining Safety Legislation, the operator of a coal mine must, among other things:

•ensure that the risk to coal mine workers while at the operator’s mine is at an acceptable level;

•audit and review the effectiveness and implementation of the safety and health management system to ensure the risk to persons is at an acceptable level;

•provide adequate resources to ensure the effectiveness and implementation of the safety and health management system;

Coronado Global Resources Inc. Form 10-K December 31, 2019 18

•ensure the operator’s own safety and health and the safety and health of others is not affected by the way the operator conducts coal mining operations;

•not carry out an activity at the coal mine that creates a risk to a person on an adjacent or overlapping petroleum authority if the risk is higher than an acceptable level of risk;

•appoint a site senior executive for the mine;

•ensure the site senior executive develops and implements a safety and health management system for all people at the mine;

•ensure the site senior executive develops, implements and maintains a management structure for the mine that helps ensure the safety and health of persons at the mine; and

•not operate the coal mine without a safety and health management system for the mine.

We recognize that health and safety are imperative to the ongoing success of our Australian Operations. As the operator at Curragh, we have in place a comprehensive safety and health management system, which includes an emergency response team, to address these legislative requirements. Following recent amendments to the Coal Mining Safety Legislation to address new cases of or coal workers’ pneumoconiosis, or black lung disease, in Queensland, we have also established an occupational hygiene baseline for dust exposure at Curragh.

Water Act 2000 (Qld)

In Queensland, all entitlements to the use, control and flow of water are vested in the state and regulated by the Water Act 2000 (Qld). Allocations under the Water Act 2000 (Qld) can be managed by a water supply scheme operator, such as SunWater Ltd., which is a Government-owned corporation regulated by the Queensland Competition Authority. We have purchased the required water allocations for Curragh and entered into a suite of related channel and pipeline infrastructure agreements and river supply agreements with SunWater Ltd. to regulate the supply of water pursuant to these allocations. See Item 1A. “Risk Factors—In times of drought and/or shortage of available water, our operations and production, particularly at Curragh, could be negatively impacted if the regulators impose restrictions on our water offtake licenses that are required for water used in the CPPs.”

National Greenhouse and Energy Reporting Act 2007 (Cth).

The National Greenhouse and Energy Reporting Act 2007 (Cth) imposes requirements for both foreign and local corporations whose carbon dioxide production, greenhouse gas, or GHG, emissions and/or energy consumption meets a certain threshold to register and report GHG emissions and abatement actions, as well as energy production and consumption as part of a single, national reporting system. The Clean Energy Regulator administers the National Greenhouse and Energy Reporting Act 2007 (Cth), and the Department of Environment and Energy is responsible for related policy developments and review.

On July 1, 2016, amendments to the National Greenhouse and Energy Reporting Act 2007 (Cth) implemented the Emissions Reduction Fund Safeguard Mechanism. From that date, large designated facilities such as coal mines are assigned a baseline for their covered emissions and must take steps to keep their emissions at or below the baseline or face penalties.

Labor Relations

Minimum employment entitlements, embodied in the National Employment Standards, apply to all private-sector employees and employers in Australia under the federal Fair Work Act 2009 (Cth). These standards regulate employment conditions and paid leave. Employees who are associated with the day-to-day operations of a local mine or mines and who are not located in head office or corporate administration offices are also covered by the Black Coal Mining Industry Award 2010 which regulates conditions including termination arrangements; pay and hours of work.

Unfair dismissal, enterprise bargaining, bullying claims, industrial actions and resolution of workplace disputes are also regulated under state and federal legislation. Some of the workers at Curragh are covered by the EA, which was approved by the Fair Work Commission, Australia’s national workplace relations tribunal. See “—Employees” above.

Coronado Global Resources Inc. Form 10-K December 31, 2019 19

Regulatory Matters—United States

Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, protection of the environment, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. In addition, the industry is affected by significant requirements mandating certain benefits for current and retired coal miners. Numerous federal, state and local governmental permits and approvals are required for mining operations. Because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry. The summary below is a non-exhaustive summary of material legislation that applies to our U.S. Operations. Although this summary focuses on federal laws, most states (including Virginia, West Virginia and Pennsylvania) have their own regulatory schemes that either mirror federal laws or create additional layers of regulation.

Clean Air Act of 1970

The U.S. Clean Air Act of 1970, or the CAA, regulates airborne pollution that may be potentially detrimental to human health, the environment or natural resources. The CAA and comparable state laws that govern air emissions affect U.S. coal mining operations both directly and indirectly.

Direct impacts on coal mining and processing operations may occur through the CAA permitting requirements and/or emission control requirements relating to particulate matter, or PM, nitrogen dioxide, ozone and sulfur dioxide, or SO2. In recent years, the United States Environmental Protection Agency, or the EPA, has adopted more stringent national ambient air quality standards, or NAAQS, for PM, nitrogen oxide, ozone and SO2. It is possible that these modifications as well as future modifications to NAAQS could directly or indirectly impact our mining operations in a manner that includes, but is not limited to, designating new nonattainment areas or expanding existing nonattainment areas or prompting additional local control measures pursuant to state implementation plans required to address revised NAAQS. The CAA also indirectly, but significantly, affects the U.S. coal industry by extensively regulating the SO2, nitrogen oxides, mercury, PM and other substances emitted by steel manufacturers, coke ovens and coal-fired utilities.

In particular, in 2009, the EPA adopted revised rules to add more stringent PM emissions limits for coal preparation and processing plants constructed or modified after April 28, 2008. The PM NAAQS was thereafter revised and made more stringent in 2012. The EPA issued final designations for most areas of the country in 2012 and made some revisions in 2015. Individual states must now identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem.

In 2015, the EPA issued a final rule setting the ozone NAAQS at 70 parts per billion. On November 17, 2016, the EPA issued a proposed implementation rule on non-attainment area classification and state implementation plans, or SIPs. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 35% of the U.S. counties, designating them as either “attainment/unclassifiable” or “unclassifiable.” In April 2018 and July 2018, the EPA issued ozone designations for all areas not addressed in the November 2017 rule. States with moderate or high nonattainment areas must submit SIPs by October 2021.

This final rule was challenged in the United States Court of Appeals for the D.C. Circuit; however, the case was held in abeyance pending the EPA’s review of the final rule. On March 1, 2018, the EPA issued a final rule establishing the air quality thresholds that define classifications for areas designated nonattainment for the 2015 NAAQS for ozone and establishing the attainment deadline associated with each classification. In August 2018, EPA announced that it would not revise the 2015 Ozone NAAQS. As a result, the lawsuit was revived and arguments occurred in December 2018. On December 6, 2018, EPA issued a rule finalizing nonattainment area and ozone transport region implementation requirements for the 2015 Ozone NAAQS. More stringent ozone standards require new state implementation plans to be developed and filed with the EPA and may trigger additional control technology for mining equipment or result in additional challenges to permitting and expansion efforts. This could also be the case with respect to the implementation for other NAAQS for nitrogen oxide and SO2.

Coronado Global Resources Inc. Form 10-K December 31, 2019 20

Clean Water Act of 1972

The U.S. Clean Water Act of 1972, or the CWA, and corresponding state law governs the discharge of toxic and non-toxic pollutants into the waters of the United States. CWA requirements may directly or indirectly affect U.S. coal mining operations.

Water Discharge. The CWA and corresponding state laws affect coal mining operations by imposing restrictions on discharges of wastewater into waters of the United States through the National Pollutant Discharge Elimination System, or NPDES. These restrictions often require us to pre-treat the wastewater prior to discharging it. NPDES permits require regular monitoring, reporting and compliance with effluent limitations. New requirements under the CWA and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results.

Dredge and Fill Permits. Many mining activities, such as the development of refuse impoundments, fresh water impoundments, refuse fills, and other similar structures, may result in impacts to waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to such streams or wetlands. Under the CWA, coal companies are also required to obtain a Section 404 permit from the U.S. Army Corps of Engineers, or USACE, prior to conducting mining activities, such as the development of refuse and slurry impoundments, fresh water impoundments, refuse fills and other similar structures that may affect waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to streams or wetlands. The USACE is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 generally authorize the disposal of dredged and fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. The USACE may also issue individual permits for mining activities that do not qualify for Nationwide Permit 21.

Clean Water Rule. Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules, collectively known as the Clean Water Rule, or the CWR, redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. These rules expanded the scope of CWA jurisdiction, making discharges into more bodies of water subject to the CWA’s permitting and other requirements. Following the CWR’s promulgation, numerous industry groups, states, and environmental groups challenged the CWR. On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit stayed the CWR’s implementation nationwide, pending further action in court. Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the CWR, and on July 27, 2017, the EPA and the USACE published a proposed rule to rescind the CWR. On January 22, 2018, the Supreme Court reversed the Sixth Circuit’s decision, ruling that jurisdiction over challenges to the CWR rests with the federal district courts and not with the appellate courts, which was followed by the dissolution of the stay by the Sixth Circuit, and on February 6, 2018, in response to the January 2018 Supreme Court decision, the agencies published a final rule to postpone the adoption of CWR and maintain the status quo (the pre-2015 rule) through February 6, 2020 pending the agencies’ review of the CWR. Multiple states and environmental groups have filed challenges to this delay. However, on August 16, 2018, the federal court in South Carolina enjoined the February 6, 2018 rule, effectively reinstating the CWR in Virginia and Pennsylvania (where we have operations) and in 24 other states. The injunction is being challenged on appeal. However, our West Virginia operations remain unaffected by the CWR, due to separate injunctions issued by federal courts in Georgia and North Dakota applicable to West Virginia and 23 other states. Most recently, on December 28, 2018, the EPA and the USACE published a proposed rule, or the 2018 Proposed Rule, to revise the definition of waters of the United States, which would replace the CWR and shrink the agencies’ jurisdiction, particularly as it relates to tributaries and adjacent waters. It is anticipated that the 2018 Proposed Rule, if finalized, will face state and environmental group challenges. It remains unclear when, whether and how the CWR and/or 2018 Proposed Rule will be implemented, and what litigation may result or what impact they may have on our operations.

Surface Mining Control and Reclamation Act of 1977

The Surface Mining Control and Reclamation Act of 1977, or the SMCRA, establishes operational, reclamation and closure standards for all aspects of surface mining and many aspects of underground mining in the United States. Unlike the CAA and the CWA, the SMCRA is primarily concerned with the holistic regulation of coal mining as an industry. Its general environmental standards require surface operations to mine in such a way as to “maximize the utilization and conservation” of coal while using the best technology currently available to minimize land disturbance and adverse impacts on wildlife, fish, and environmental values. The SMCRA requires operators to accomplish these goals by restoring the land to its approximate pre-mining condition and contour.

Coronado Global Resources Inc. Form 10-K December 31, 2019 21

The SMCRA implements its environmental standards through “cooperative federalism.” Under the SMCRA, a state may submit a qualifying surface mining regulatory scheme to the U.S. Office of Surface Mining, or the OSM, and request to exert exclusive jurisdiction over surface mining activities within its territory. If a state does not have a surface mining regulatory scheme that meets or exceeds the surface mining standards under the SMCRA and OSM regulations, or if mining on federal lands is involved, the OSM will impose federal regulations on surface mining in that state. Each of Virginia, West Virginia and Pennsylvania, where our Buchanan, Logan, Greenbrier and Pangburg-Shaner-Fallow Field operations are based, has adopted qualifying surface mining regulatory schemes and has primary jurisdiction over surface mining activities within their respective territories. However, even if a state gains approval for its surface mining regulatory program, the OSM retains significant federal oversight, including the ability to perform inspections of all surface mining sites to ensure state program and mine operator compliance with federal minimum standards. The OSM and its state counterparts also oversee and evaluate standards of:

•performance (both during operations and during reclamation);

•permitting (applications must describe the pre-mining environmental conditions and land use, the intended mining and reclamation standards, and the post-mining use);

•financial assurance (the SMCRA requires that mining companies post a bond sufficient to cover the cost of reclaiming the site, and the bond is not released until mining is complete, the land has been reclaimed and the OSM has approved the release);

•inspection and enforcement (including the issuance of notices of violation and the placement of a mining operation, its owners and controllers on a federal database known as the Applicant Violator System, meaning that such person or entity is blocked from obtaining future mining permits); and

•land restrictions (the SMCRA prohibits surface mining on certain lands and also allows citizens to challenge surface mining operations on the grounds that they will cause a negative environmental impact).

Regulations under the SMCRA and its state analogues provide that a mining permit or modification can, under certain circumstances, be delayed, refused or revoked if we or any entity that owns or controls us or is under common ownership or control with us have unabated permit violations or have been the subject of permit or reclamation bond revocation or suspension.

Under SMCRA and its state law counterparts, all coal mining applications must include mandatory “ownership and control” information, which generally includes listing the names of the operator’s officers and directors, and its principal stockholders owning 10% or more of its voting shares, among others. Ownership and control reporting requirements are designed to allow regulatory review of any entities or persons deemed to have ownership or control of a coal mine, and bar the granting of a coal mining permit to any such entity or person (including any “owner and controller”) who has had a mining permit revoked or suspended, or a bond or similar security forfeited within the five-year period preceding a permit application or application for a permit revision. Similarly, regulatory agencies also block the issuance of permits to applicants, their owners or their controlling persons, who have outstanding permit violations that have not been timely abated.

These regulations define certain relationships, such as owning over 50% of stock in an entity or having the authority to determine the manner in which the entity conducts mining operations, as constituting ownership and control. Certain other relationships are presumed to constitute ownership or control, including among others, the following:

•being an officer or director of an entity;

•being the operator of the coal mining operation;

•having the ability to commit the financial or real property assets or working resources of the permittee or operator; and

•owning of record 10% or more of the mining operator.

This presumption, in some cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted.

Coronado Global Resources Inc. Form 10-K December 31, 2019 22

We must file an ownership and control notice each time an entity obtains a 10% or greater interest in us. If we or entities or persons deemed to have ownership of control of us have unabated violations of SMCRA or its state law counterparts, have a coal mining permit suspended or revoked, or forfeit a reclamation bond, we and our owners and controllers may be prohibited from obtaining new coal mining permits, or amendments to existing permits, until such violations or other matters are corrected. This is known as being “permit-blocked.” Additionally, if an owner or controller of us is deemed an owner or controller of other mining companies, we could be permit-blocked based upon the violations of, or permit-blocked status of, an owner or controller of such other mining companies. If our owner or controller were to become permit blocked, this could adversely affect production from our properties.

In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive activism and litigation by environmental groups.

For our U.S. Operations, we meet our reclamation bonding requirements by posting surety bonds and participation in the state of Virginia bond pool. Our total amount of reclamation surety bonds outstanding was approximately $28.2 million as of December 31, 2019. The bond requirements for a mine represent the calculated cost to reclaim the current operations if it ceased to operate in the current period. The cost calculation for each bond must be completed according to the regulatory authority of each state.

The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the United States. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee amount can change periodically based on changes in federal legislation. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2012 through September 30, 2021, the fee is $0.31 and $0.13 per Mt of surface-mined and underground-mined coal, respectively. See Item 2. “Properties” for information regarding reclamation and other taxes applicable to our U.S. mining properties.

While SMCRA is a comprehensive statute, SMCRA does not supersede the need for compliance with other major environmental statutes, including the Endangered Species Act of 1973, or the ESA, CAA, CWA, the Resource Conservation and Recovery Act of 1976, or the RCRA, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA.

National Environmental Policy Act of 1969

The National Environmental Policy Act of 1969, or NEPA, applies to mining operations or permitting requirements that require federal approvals and requires a lengthy environmental impact statement. NEPA also defines the processes for evaluating and communicating environmental consequences of federal decisions and actions, such as the permitting of new mine development on federal lands. U.S. coal mining companies must provide information to agencies with respect to proposed actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality issued an Advance Notice of Proposed Rulemaking in June 2018 seeking comment on a number of ways to streamline and improve the NEPA process. The comment period closed in August 2018. It is unclear how far reaching the changes will be and if they will be able to withstand expected court challenges.

Resource Conservation and Recovery Act of 1976

The RCRA regulates the treatment, storage and disposal of solid and hazardous wastes. While many mining wastes such as overburden and coal cleaning wastes are exempt from RCRA hazardous waste regulations, certain wastes may be subject to RCRA’s requirements. RCRA also governs underground storage tanks containing hazardous substances and petroleum products, which are used in some coal mining operations, although we do not have underground storage tanks associated with our U.S. Operations.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

CERCLA authorizes the federal government and private parties to recover costs to address threatened or actual releases of hazardous substances (broadly defined) that may endanger public health or the environment. Strict joint and several and retroactive liability may be imposed on waste generators and facility owners and operators, regardless of fault or the legality of the original disposal activity. We could face liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries have previously owned, leased

Coronado Global Resources Inc. Form 10-K December 31, 2019 23

or operated, (3) sites to which we, our predecessors or former subsidiaries, sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located.

Federal Mine Safety and Health Act of 1977

The Federal Mine Safety and Health Act of 1977, or the Mine Act, which was amended by the Mine Improvement and New Emergency Response Act of 2006, or the MINER Act, governs federal oversight of mine safety and authorizes the U.S. Department of Labor’s Mine Safety and Health Administration, or MSHA, to regulate and enforce the same. The comprehensive scope of the Mine Act mandates four annual inspections of underground coal mines, two annual inspections of all surface coal mines, miner training, mine rescue teams for all underground mines, and involvement of miners and their representatives in health and safety activities. The MINER Act requires mine-specific emergency response plans in underground coal mines, implemented new regulations regarding mine rescue teams and sealing of abandoned areas, requires prompt notification of mine accidents, and enhanced civil penalties for violations. Since passage of the MINER Act enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air.

Black Lung (Coal Worker’s Pneumoconiosis)

The Mine Act amended the Federal Coal Mine Health and Safety Act of 1969, which is the legislation that mandates compensation for miners who were totally and permanently disabled by the progressive respiratory disease caused by coal workers’ pneumoconiosis, or black lung. Under current federal law, a U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current employees, and to claimants who are former employees who last worked for the operator after July 1, 1973, and whose claims for benefits are allowed. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on sales of U.S. production, excluding export sales, of up to $1.21 per Mt for deep-mined coal and up to $0.61 per Mt for surface-mined coal, each limited to 4.4% of the gross sales price. Starting in 2019, under current law, these tax rates are scheduled to be $0.61 per Mt of underground-mined coal or $0.31 per Mt of surface-mined coal, limited to 2% of the sales price. Our total excise taxes paid to this trust fund in 2019 were $0.9 million. Historically, very few of the miners who sought federal black lung benefits were awarded these benefits; however, the approval rate has increased following implementation of black lung provisions contained in the Patient Protection and Affordable Care Act of 2010, or the Affordable Care Act. The Affordable Care Act introduced significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, and established a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes, we may also be liable under state laws for black lung claims. See Note 18 to the accompanying audited consolidated financial statements for further information of applicable insurance coverage.

National Labor Relations Act of 1935

The National Labor Relations Act of 1935, or the NLRA, governs collective bargaining and private sector labor and management practices. While we do not have a unionized workforce in the United States, to the extent that miners want to seek representation or engage in other protected concerted activities, both us and our employees must follow the rules set out in the NLRA and the rules promulgated by the National Labor Relations Board.

Patient Protection and Affordable Care Act of 2010

In March 2010, the Affordable Care Act was enacted, impacting the coal mining industry’s costs of providing healthcare benefits to its eligible active employees, with both short-term and long-term implications. In the short term, healthcare costs could increase due to, among other things, an increase in the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease-related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual. In the long term, the industry’s

Coronado Global Resources Inc. Form 10-K December 31, 2019 24

healthcare costs could increase for these same reasons, as well as due to an excise tax on “high-cost” plans, among other things. However, implementation of this excise tax, which would impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds, has been delayed until 2022. It is anticipated that certain governmental agencies will provide additional regulations or interpretations concerning the application of this excise tax.

Safe Drinking Water Act of 1974

The Safe Drinking Water Act of 1974, or SDWA, is the federal law that protects public drinking water supplies throughout the United States. Under the SDWA, the EPA sets standards for drinking water quality and implements technical and financial programs to ensure drinking water safety. The SDWA can impact coal mining operations in the United States to the extent that the operations could impact drinking water supplies.

Solid Waste Disposal Act of 1965

The Solid Waste Disposal Act of 1965, or SWDA, was the first federal act to target waste disposal technology. The SWDA governs disposal of both municipal and industrial waste, promotes advancement of waste management technology and sets waste management standards.

National Historic Preservation Act of 1966

The National Historic Preservation Act of 1966, or NHPA, governs the preservation of historical properties throughout the United States. The NHPA could create an additional level of scrutiny on a coal mining operation, particularly during the permitting process, to the extent that a mining operation could come within the scope of a historical site. The SMCRA also provides protection for historic resources that would be adversely affected by mining operations by requiring the OSM to comply with the NHPA.

Endangered Species Act of 1973

The ESA governs the protection of endangered species in the United States and requires the U.S. Fish and Wildlife Service to formally review any federally authorized, funded or administered action that could negatively affect endangered or threatened species. The Fish and Wildlife Service studies projects for possible effects to endangered species and then can recommend alternatives or mitigation measures. The OSM and state regulators require mining companies to hire a government-approved contractor to conduct surveys for potential endangered species, and the surveys require approval from state and federal biologists who provide guidance on how to minimize mines’ potential effects on endangered species. Certain endangered species are more typically at issue under the ESA with respect to mining, including the long-eared bat and Guyandotte crayfish, which are found in the CAPP region, including parts of Virginia and West Virginia. Mitigation methods can cause increased costs to coal mining operators. Changes in listings or requirements under these regulations could have a material adverse effect on our costs or our ability to mine some of our properties in accordance with our current mining plans. The U.S. Department of the Interior issued three proposed rules in July 2018 aiming to streamline and update the ESA.

Migratory Bird Treaty Act of 1918

The Migratory Bird Treaty Act of 1918 makes it unlawful without a waiver to pursue, hunt, take, capture, kill or sell migratory birds. Since coal mining is seen as an industry that can threaten bird populations, coal operators are required to ensure that their operations do not negatively impact migratory birds, or to take mitigation measures.

Regulation of Explosives

Our surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. Specifically, the Bureau of Alcohol, Tobacco and Firearms and Explosives, or ATF, regulates the sale, possession, storage and transportation of explosives in interstate commerce. In addition to ATF regulation, the U.S. Department of Homeland Security is evaluating a proposed ammonium nitrate security program rule. The OSM has also proposed a rulemaking addressing nitrogen oxide clouds from blasting.

Coronado Global Resources Inc. Form 10-K December 31, 2019 25

Global Climate

The physical and non-physical impacts of climate change may affect our assets, productivity or the markets in which coal is sold. Global climate issues continue to attract considerable public and scientific attention. There is widespread concern about the human contribution to such climate changes, including through the emission of Greenhouse Gas, or GHGs. Emissions from coal consumption (both the use of thermal coal in power generation and through the end use of metallurgical coal by customers in coke plants and in the steelmaking process), emissions from coal production and transportation (predominantly from the combustion of fuel) and emissions from coal mining itself (which can release methane directly into the atmosphere) are subject to pending and proposed regulation as part of initiatives to address global climate change. A number of national governments have already introduced, or are contemplating the introduction of, regulatory responses to GHG emissions, including from the extraction and combustion of fossil fuels, to address the impacts of climate change. This includes Australia and the United States, as well as customer markets such as China, India and Europe.

The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change, or UNFCCC, established a binding set of GHG emission targets for developed nations. The United States signed, but did not ratify, the Kyoto Protocol. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008. There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France, in late 2015, an agreement, or the Paris Agreement, was adopted calling for voluntary emissions reductions contributions after the second commitment period ends in 2020. The Paris Agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries, including Australia, that account for at least 55% of global GHG emissions. On June 1, 2017, the Trump Administration announced that the United States will withdraw from the Paris Agreement. Nevertheless, numerous U.S. governors, mayors and businesses have pledged their commitments to the goals of the Paris Agreement. These commitments could further reduce demand and prices for our coal.

In the United States, Congress has considered legislation addressing global climate issues and GHG emissions, but to date nothing has been enacted. While it is possible that the United States Congress will adopt legislation in the future, the timing and specific requirements of any such legislation are uncertain. In the absence of new U.S. federal legislation, the EPA has undertaken steps to regulate GHG emissions pursuant to the CAA. In response to the 2007 U.S. Supreme Court ruling in Massachusetts v. EPA, the EPA commenced several rulemaking projects. In particular, in August 2015, the EPA issued final rules regulating carbon dioxide emissions from new fossil fuel-fired electricity utility generating units (also known as the Power Plant NSPS) and from existing fossil fuel-fired electricity generating units (also known as the Clean Power Plan). The Clean Power Plan set emission performance rates for existing plants to be phased in over the period from 2022 through 2030, and the Power Plant NSPS set standards applying to new, modified and reconstructed sources beginning in 2015. However, in response to legal challenges, on February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan pending the resolution of various legal challenges. The Supreme Court’s stay applies only to the Clean Power Plan and does not affect the Power Plant NSPS.

Subsequently, President Trump issued a March 2017 Executive Order that directed the EPA to review the Power Plant NSPS and the Clean Power Plan and, if appropriate, take steps to suspend, revise or rescind the rules. On April 4, 2017, the EPA announced in the Federal Register that it is initiating its review of the Power Plant NSPS and Clean Power Plan. On April 28, 2017, the United States Court of Appeals for the D.C. Circuit paused legal challenges to both the Clean Power Plan and the Power Plant NSPS for 60 days to allow parties in each of those cases to brief the court on whether the case should be remanded to the agency or kept on hold, and in a series of orders since, has continued to hold the cases in abeyance while EPA rulemaking regarding the Clean Power Plan continues. On August 31, 2018, the EPA published the Affordable Clean Energy Rule, a proposed replacement of the Clean Power Plan. In contrast to the Clean Power Plan, which called for the shifting of electricity generation away from coal-fired sources towards natural gas and renewables, the Affordable Clean Energy Rule would focus on reducing GHG emissions from existing coal-fired plants by requiring states to mandate the implementation of a range of technologies at power plants designed to improve their heat rate (i.e., decrease the amount of fuel necessary to generate the same amount of electricity). On December 6, 2018, the EPA proposed to revise the Power Plant NSPS to replace carbon capture, utilization and storage, or CCUS, with the most efficient demonstrated steam cycle in combination with best operating practices as the best system of emissions reduction for newly-constructed coal-fired units. The outcome of these rulemakings is uncertain and likely to be subject to extensive

Coronado Global Resources Inc. Form 10-K December 31, 2019 26

notice and comment and litigation. More stringent standards for carbon dioxide emissions as a result of these rulemakings could further reduce demand for coal, and our business would be adversely affected.

In the United States, many states and several regions have enacted legislation establishing GHG emissions reduction goals or requirements. In addition, many states have enacted legislation or have in effect regulations requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power or that provide financial incentives to electricity suppliers for using renewable energy sources. Some states have initiated public utility proceedings that may establish values for carbon emissions.

Enactment of laws or passage of regulations regarding emissions from the use of coal by the United States, some of its states and regions or Australia or other countries, or other actions to limit such emissions, could result in electricity generators switching from thermal coal to other fuel sources or reducing demand from customers for metallurgical coal for use in coke plants and in the steelmaking process. Further, policies limiting available financing for the development of new coal-fueled power stations or promoting alternative energy options could adversely impact the global demand for thermal coal in the future. The potential financial impact on us of future laws, technology, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators, coke plants and steel production to diminish their reliance on coal. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Similarly, high-efficiency low-emissions, or HELE, coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including some major thermal coal users such as China, India and Japan, included using HELE coal-fueled power plants in their plans under the Paris Agreement. From time to time, we attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies. These analyses sometimes show that certain potential laws, regulations and policies, if implemented in the manner assumed by the analyses, could result in material adverse impacts on our operations, financial condition or cash flow, in view of the significant uncertainty surrounding each of these potential laws, regulations and policies.

Available Information

We file annual, quarterly and current reports and other documents with the SEC under the Exchange Act. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, on or through our internet website, https://coronadoglobal.com.au/. We are not including the information contained on, or accessible through, any website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, unless expressly noted.

Coronado Global Resources Inc. Form 10-K December 31, 2019 27

ITEM 1A. RISK FACTORS.

An investment in our securities is speculative and involves a number of risks. We believe the risks described below are the material risks that we face. However, the risks described below may not be the only risks that we face. Additional unknown risks or risks that we currently consider immaterial, may also impair our business operations. You should carefully consider the specific risk factors discussed below, together with the information contained in this Annual Report on Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline significantly.

Risks Associated with Our Operations

Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control.

We generate revenue from the sale of coal and our financial results are materially impacted by the prices we receive. Prices and quantities under metallurgical coal sales contracts in North America are generally based on expectations of the next year’s coal prices at the time the contract is entered into, renewed, extended or re-opened. Pricing in the global seaborne market is typically set on a rolling quarterly average benchmark price. However, there is an increase in customer requests to move towards shorter-term pricing models.

Sales by our U.S. Operations to the export market are typically priced with reference to a benchmark index. Sales by our Australian Operations have typically been contracted on an annual basis and are priced with reference to benchmark indices or bilaterally negotiated term prices and spot indices. As a result, a significant portion of our revenue is exposed to movements in coal prices and any weakening in metallurgical or thermal coal prices would have an adverse impact on our financial condition and results of operations.

The expectation of future prices for coal depends upon many factors beyond our control, including the following:

•the current market price of coal;

•overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal, coke and steel;

•the consumption pattern of industrial consumers, electricity generators and residential users;

•weather conditions in our markets that affect the ability to produce metallurgical coal or affect the demand for thermal coal;

•competition from other coal suppliers;

•technological advances affecting the steel production process and/or energy consumption;

•the costs, availability and capacity of transportation infrastructure; and

•the impact of domestic and foreign governmental laws and regulations, including the imposition of tariffs, environmental and climate change regulations and other regulations affecting the coal mining industry.

Metallurgical coal has been a volatile commodity over the past ten years. The metallurgical coal industry faces concerns with oversupply from time to time. There are no assurances that oversupply will not occur, that demand will not decrease or that overcapacity will not occur, which could cause declines in the prices of coal, which could have a material adverse effect on our financial condition and results of operations.

In addition, coal prices are highly dependent on the outlook for coal consumption in large Asian economies, such as China, India, South Korea and Japan, as well as any changes in government policy regarding coal or energy in those countries. Seaborne metallurgical coal import demand can also be significantly impacted by the availability of local coal production, particularly in the leading metallurgical coal import countries of China and India, among others, and the competitiveness of seaborne metallurgical coal supply, including from the leading metallurgical coal exporting countries of Australia, the United States, Russia, Canada and Mongolia, among others.

Coronado Global Resources Inc. Form 10-K December 31, 2019 28

We face increasing competition, which could adversely affect profitability.

Competition in the coal industry is based on many factors, including, among others, world supply, price, production capacity, coal quality and characteristics, transportation capability and costs, blending capability, brand name and diversified operations. We are subject to competition from metallurgical coal producers from Australia, the United States, Canada, Russia, Mongolia and other metallurgical coal producing countries. Should those competitors obtain a competitive advantage in comparison to us (whether by way of an increase in production capacity, higher realized prices, lower operating costs, export/import tariffs or otherwise), such competitive advantage may have an adverse impact on our ability to sell, or the prices at which we are able to sell coal products. In addition, some of our competitors may have more production capacity as well as greater financial, marketing, distribution and other resources than we do.

The consolidation of the global metallurgical coal industry in recent years has contributed to increased competition, and our competitive position may be adversely impacted by further consolidation among market participants or by further competitors entering into and exiting bankruptcy proceedings under a lower cost structure. Similarly, potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States and Australia. Other coal producers may also develop or acquire new projects to increase their coal production, which may adversely impact our competitiveness. Some of our global competitors have significantly greater financial resources, such that increases in their coal production may affect domestic and foreign metallurgical coal supply into the seaborne market and associated prices and impact our ability to retain or attract metallurgical coal customers. In addition, our ability to ship our metallurgical coal to non-U.S. and non-Australian customers depends on port and transportation capacity. Increased competition within the metallurgical coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, as well as transport capacity, could cause the rates for such services to increase to a point where it is not economically feasible to export our metallurgical coal.

Increased competition, or a failure to compete effectively, in the markets in which we participate may result in losses of market share and could adversely affect our financial condition and results of operations.

Risks inherent to mining operations could impact the amount of coal produced, cause delay or suspend coal deliveries, or increase the cost of operating our business.

Our mining operations, including exploration, development, preparation, product handling and accessing transport infrastructure, may be affected by various operational difficulties that could impact the amount of coal produced at our coal mines, cause delay or suspend coal deliveries, or increase the cost of mining for a varying length of time. Our financial performance is dependent on our ability to sustain or increase coal production and maintain or increase operating margins. Our coal production and production costs are, in many respects, subject to conditions and events beyond our control, which could disrupt our operations and have a significant impact on our financial results. Adverse operating conditions and events that we may have experienced in the past or may experience in the future include:

•a failure to achieve the metallurgical qualities anticipated from exploration activities;

•variations in mining and geological conditions from those anticipated, such as variations in coal seam thickness and quality, and geotechnical conclusions;

•operational and technical difficulties encountered in mining, including equipment failure, delays in moving longwall equipment, drag-lines and other equipment and maintenance or technical issues;

•adverse weather conditions or natural or man-made disasters, including hurricanes, cyclones, tornadoes, floods, droughts, bush fires, public health crises (including viral outbreaks), seismic activities, ground failures, rock bursts, structural cave-ins or slides;

•insufficient or unreliable infrastructure, such as power, water and transport;

•industrial and environmental accidents, such as releases of mine-affected water and diesel spills (both of which have affected our Australian Operations in the past);

•industrial disputes and labor shortages;

•mine safety accidents, including fires and explosions from methane and other sources;

Coronado Global Resources Inc. Form 10-K December 31, 2019 29

•competition and conflicts with other natural resource extraction and production activities within overlapping operating areas, such as natural gas extraction or oil and gas development (including potential conflicts with gas extraction undertaken by a third party at Buchanan);

•unexpected shortages, or increases in the costs, of consumables, spare parts, plant and equipment;

•cyber-attacks that disrupt our operations or result in the dissemination of proprietary or confidential information about us to our customers or other third parties; and

•security breaches or terrorist acts.

If any of the foregoing conditions or events occurs and is not mitigated or excusable as a force majeure event under our coal sales contracts, any resulting failure on our part to deliver coal to the purchaser under such contracts could result in economic penalties, demurrage costs, suspension or cancellation of shipments or ultimately termination of such contracts, which could have a material adverse effect on our financial condition and results of operations.

Our U.S. Operations are concentrated in a small number of mines in the CAPP. As a result, the effects of any of these conditions or events may be exacerbated and may have a disproportionate impact on our results of operations and assets. Any such operational conditions or events could also result in disruption to key infrastructure (including infrastructure located at or serving our mining activities, as well as the infrastructure that supports freight and logistics). These conditions and events could also result in the partial or complete closure of particular railways, ports or significant inland waterways or sea passages, potentially resulting in higher costs, congestion, delays or cancellations on some transport routes. Any of these conditions or events could adversely impact our business and results of operations.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the year ended December 31, 2019, our top ten customers comprised 76.1% of our total revenue and our top five customers comprised 55.1% of our total revenue. For the year ended December 31, 2019, sales to Xcoal and Tata Steel represented approximately 21.6% and 16.3%, respectively, of our total revenue. The majority of our sales are made on a spot basis or under contracts with terms of typically one year. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise, may adversely affect our financial condition and results of operations.

For the year ended December 31, 2019, sales to Xcoal represented approximately 54.2% of revenue from our U.S. Operations and represented our U.S. Operations’ predominant means of access to the export metallurgical coal market. Purchase orders with Xcoal are entered into primarily on an ad hoc (shipment-by-shipment) basis and there is a risk that, in the future, the number of sales to Xcoal could decrease, which would require us to procure alternative brokers or market the coal directly to the export market. In addition, if our arrangements with Xcoal were to cease or materially decrease, we might also be required to procure additional infrastructure capacity to support some of our operations, as Xcoal typically takes ownership of coal upon landing into the rail car and handles transportation logistics to the port and beyond. As a result, the loss of, or deterioration of, the relationship with Xcoal could materially and adversely affect our financial condition and results of operations or cause a material disruption to our U.S. Operations.

Demand for our metallurgical coal is significantly dependent on the steel industry.

The majority of the coal that we produce is metallurgical coal that is sold, directly or indirectly, to steel producers and is used in blast furnaces for steel production. Metallurgical coal, specifically high-quality hard coking coal, or HCC, which is produced at most of our assets has specific physical and chemical properties which are necessary for efficient blast furnace operation. Therefore, demand for our metallurgical coal is correlated to demands of the steel industry. The steel industry’s demand for metallurgical coal is influenced by a number of factors, including: the cyclical nature of that industry’s business; general economic conditions and demand for steel; and the availability and cost of substitutes for steel, such as aluminum, composites and plastics, all of which may impact the demand for steel products. Similarly, if new steelmaking technologies or practices are developed that can be substituted for metallurgical coal in the integrated steel mill process, then demand for metallurgical coal would be expected to decrease.

Coronado Global Resources Inc. Form 10-K December 31, 2019 30

Although conventional blast furnace technology has been the most economic large-scale steel production technology for a number of years, there can be no assurance that over the longer term, competitive technologies not reliant on metallurgical coal would not emerge, which could reduce the demand and price premiums for metallurgical coal. A significant reduction in the demand for steel products would reduce the demand for metallurgical coal, which could have a material adverse effect on our financial condition and results of operations.

Additionally, tariffs imposed by the United States on the import of certain steel products may impact foreign steel producers to the extent their production is imported into the United States. On March 8, 2018, the President of the United States, Donald Trump, signed an executive order establishing a 25% tariff on imports of steel into the United States, which could reduce imports of steel and increase U.S. metallurgical coal demand. This additional U.S. metallurgical coal demand could be met by reducing exports of metallurgical coal and redirecting that volume to domestic consumption.

Although the tariffs could be supportive of a stronger domestic metallurgical coal price environment, these tariffs have prompted retaliatory tariffs from key trading partners, notably Europe and China. Any retaliatory tariffs by these or other countries to these tariffs may limit international trade and adversely impact global economic conditions. We cannot ascertain the impact, if any, these tariffs may have on demand for our metallurgical coal.

Decreases in demand for coal-fired electricity and changes in thermal coal consumption patterns of the United States and Australian electric power generators could adversely affect our business.

While demand for metallurgical coal is not closely linked to demand for electricity, incidental production of thermal coal by our U.S. Operations represented approximately 12.4% of tons sold by our U.S. Operations and 6.4% of our revenues during 2019.

In such case, any changes in coal consumption by electric power generators in the United States would likely impact our business over the long term. According to the United States Department of Energy’s Energy Information Administration, or EIA, the domestic electric power sector is the largest consumer of coal and accounted for 73% of total U.S. coal consumption in 2018, down from 90% in 2015.

While power generation from thermal coal remains a cost-effective form of energy, the increasing focus on renewable energy generation, competition from alternative fuel sources, such as natural gas, environmental regulations and the consequential decline in electricity generation from fossil fuels, is expected to result in the further decline of coal-fired electricity generation due to retirement of coal-fired capacity in favor of alternative energy. The low price of natural gas in recent years has resulted in some U.S. electric generators increasing natural gas consumption while decreasing coal consumption. Electricity generation from coal is now second to natural gas, which surpassed coal as the leading source of U.S. electricity generation in 2016. In 2019, natural gas provided 39% of total electricity generation while coal provided 24% of total electricity generated in the United States, a decline of 15% from 2013, when coal-fired electricity generation represented 39% of total electricity generation.

Sales of thermal coal represented approximately 26% of tons sold by our Australian Operations and approximately 5% of our revenues. The majority of the thermal coal produced by our Australian Operations is sold on a long-term supply arrangement to Stanwell. Sales of thermal coal by our Australian Operations to domestic and export buyers are exposed to fluctuations in the global demand for thermal coal or electricity. However, coal sold to Stanwell is not directly exposed to fluctuations in the global demand for electricity or thermal coal. Under the Stanwell supply contract, Stanwell can set volumes and pricing is set at significantly below-market rates. See “—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations.”

Further reductions in the demand for coal-fired electricity generation and the growth of alternative energy options, such as renewables, and alternate power generation technologies could materially reduce the demand for thermal coal, which may have a material adverse effect on our financial condition and results of operations.

If a substantial number of our customers fail to perform under our contracts with them, our revenues and operating profits could suffer.

A significant portion of the sales of our metallurgical coal is to customers with whom we have had long-term relationships. The success of our business depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face.

Coronado Global Resources Inc. Form 10-K December 31, 2019 31

In addition, our sales contracts generally contain provisions that allow customers to suspend or terminate if we commit a material breach of the terms of the contract, a change in law restricts or prohibits a party from carrying out its material obligations under the contract or a material adverse change occurs in our financial standing or creditworthiness. If customers suspend or terminate existing contracts, or otherwise refuse to accept shipments of our metallurgical coal for which they have an existing contractual obligation, our revenues will decrease, and we may have to reduce production at our mines until our customers’ contractual obligations are honored.

If our customers do not honor contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance during specified events beyond the parties’ control and we are unable to replace the contract, our financial condition and results of operations could be materially and adversely affected.

If our ability to collect payments from customers is impaired, our revenues and operating profits could suffer.

Our ability to receive payment for coal sold and delivered will depend on the continued contractual performance and creditworthiness of our customers and counterparties. For certain customers, we require the provision of a letter of credit as security for payment. A payment default by one or more of our largest customers could have a material adverse effect on our financial condition and results of operations. The inability of key customers to procure letters of credit (due to general economic conditions or the specific circumstances of the customer) may restrict our ability to contract with such customers or result in fewer sales contracts being executed, which could materially adversely affect our financial condition and results of operations. For certain of our large customers in Australia who have not provided letters of credit or other form of security, we maintain an insurance policy to cover for any failure in payment.

If non-payment occurs, we may decide to sell the customer’s metallurgical coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. If our customers’ and counterparties’ creditworthiness deteriorate, our business could be adversely affected.

Our long-term success depends upon our ability to continue discovering, or acquiring and developing assets containing, coal reserves that are economically recoverable.

Our recoverable reserves decline as we produce coal. Our long-term outlook depends on our ability to maintain a commercially viable portfolio of coal reserves that are economically recoverable. Failure to acquire or discover new coal reserves or develop new assets could negatively affect our financial condition and results of operations. Exploration activity may occur adjacent to established assets and in new regions. These activities may increase land tenure, infrastructure and related political risks. Failure to discover or acquire new coal reserves, replace coal reserves or develop new assets or operations in sufficient quantities to maintain or grow the current level of reserves could negatively affect our financial condition and results of operations.

Potential changes to our portfolio of assets through acquisitions and divestments may have an adverse effect on future results of operations and financial condition. From time to time, we may add assets to, or divest assets from, our portfolio. There are a number of risks associated with historical and future acquisitions or divestments, including, among others:

•adverse market reaction to such acquisitions and divestments or the timing or terms on which acquisitions and divestments are made;

•imposition of adverse regulatory conditions and obligations;

•political and country risk;

•commercial objectives not being achieved as expected;

•unforeseen liabilities arising from changes to the portfolio;

•sales revenues and operational performance not meeting expectations;

•anticipated synergies or cost savings being delayed or not being achieved; and

•inability to retain key staff and transaction-related costs being more than anticipated.

These factors could materially and adversely affect our financial condition and results of operations.

Coronado Global Resources Inc. Form 10-K December 31, 2019 32

We may be unsuccessful in integrating the operations of acquisitions with our existing operations and in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we may evaluate and acquire assets and businesses that we believe complement our existing assets and business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including the following:

•difficulties in the integration of the assets and operations of the acquired businesses;

•inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas; and

•the diversion of management’s attention from other operations.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.

We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.

We rely on estimates of our recoverable reserves. In this Annual Report on Form 10-K, we report our estimated proven (measured) and probable (indicated) reserves in accordance with SEC Industry Guide 7. See Item 2. “Properties.” As an ASX-listed company, however, our ASX disclosures follow the Australian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves 2012, or the JORC Code. One principal difference between the reporting regimes in the United States under SEC Industry Guide 7 and in Australia under the JORC Code is the provision in the JORC Code for the reporting of estimates other than proven (measured) or probable (indicated) reserves. Specifically, our ASX disclosures include estimates of coal resources in addition to reserves. Accordingly, our estimates of proven and probable coal reserves in this Annual Report on Form 10-K and in other reports that we are required to file with the SEC may be different than our estimates of reserves as reported in our ASX disclosures. In addition, we anticipate further updating our mining properties disclosure in accordance with the Securities and Exchange Commission’s Final Rule 13-10570, Modernization of Property Disclosure for Mining Registrants, which became effective February 25, 2019, and which rescinds Industry Guide 7 following a two-year transition period, which means that we will be required to comply with the new rule no later than our fiscal year beginning January 1, 2021.

Coal is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining and selling the coal. The costs and expenses of mining and selling the coal are determined on a mine-by-mine basis, and as a result, the price at which our coal is economically recoverable varies based on the mine. We base our reserve information on geologic data, coal ownership information and current and proposed mine plans. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. There are inherent uncertainties and risks associated with such estimates, including:

•geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience and assumptions in areas we currently mine;

•current and future market prices for coal, contractual arrangements, operating costs and capital expenditures;

•severance and excise taxes, unexpected governmental taxes, royalties and development and reclamation costs;

•future mining technology improvements;

•the effects of regulation by governmental agencies;

•the ability to obtain, maintain and renew all required permits;

Coronado Global Resources Inc. Form 10-K December 31, 2019 33

•employee health and safety; and

•historical production from the area compared with production from other producing areas.

In addition, coal reserve estimates are revised based on actual production experience, and/or new exploration information and therefore the coal reserve estimates are subject to change. Should we encounter geological conditions or qualities different from those predicted by past drilling, sampling and similar examinations, coal reserve estimates may have to be adjusted and mining plans, coal processing and infrastructure may have to be altered in a way that might adversely affect our operations. As a result, our estimates may not accurately reflect our actual future coal reserves.

As a result, the quantity and quality of the coal that we recover may be less than the reserve estimates included in this Annual Report on Form 10-K. If our actual coal reserves are less than current estimates, or the rate at which they are recovered is less than estimated or results in higher than estimated cost, our financial condition and results of operations may be materially adversely affected.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

Our mining operations produce coal, which is transported to customers by a combination of road, rail, barge and ship. The delivery of coal produced by our mining operations is subject to potential disruption and competition from other network users, which may affect our ability to deliver coal to our customers and may have an impact on productivity and profitability. Such disruptions to transportation services may include, among others:

•disruptions due to weather-related problems;

•key equipment or infrastructure failures;

•industrial action;

•rail or port capacity congestion or constraints;

•commercial disputes;

•failure to obtain consents from third parties for access to rail or land, or access being removed or not granted by regulatory authorities;

•changes in applicable regulations;

•failure or delay in the construction of new rail or port capacity; and

•terrorist attacks, natural disasters or other events.

Any such disruptions, or any deterioration in the reliability of services provided by our transportation service providers, could impair our ability to supply coal to our customers, result in decreased shipments and revenue and adversely affect our results of operations.

Coronado Global Resources Inc. Form 10-K December 31, 2019 34

Typically, we sell coal at the mine gate and/or loaded into vessels at the port. While ordinarily our coal customers arrange and pay for transportation of coal from the mine or port to the point of use, we have entered into arrangements with third parties to gain access to transportation infrastructure and services where required, including road transport organizations, rail carriers and port owners. Where coal is exported or sold other than at the mine gate, the costs associated with these arrangements represent a significant portion of both the total cost of supplying coal to customers and of our production costs. As a result, the cost of transportation is not only a key factor in our cost base, but also in the purchasing decision of customers. Transportation costs may increase and we may not be able to pass on the full extent of cost increases to our customers. For example, where transportation costs are connected to market demand, costs may increase if usage by us and other market participants increases. Significant increases in transport costs due to factors such as fluctuations in the price of diesel fuel, electricity and demurrage or environmental requirements could make our coal less competitive when compared to coal produced from other regions and countries. As the transportation capacity secured by our port and rail agreements is based on assumed production volumes, we may also have excess transportation capacity (which, in the case of take-or-pay agreements, we may have to pay for even if unused) if our actual production volumes are lower than our estimated production volumes. Conversely, we may not have sufficient transportation capacity if our actual production volumes exceed our estimated production volumes, if we are unable to transport the full capacity due to contractual limitations or if any deterioration in our relationship with brokers and intermediaries (including Xcoal) results in a reduction in the proportion of coal purchased F.O.R. from our U.S. Operations (and a corresponding increase in the proportion of coal purchased F.O.B.).

Take-or-pay arrangements within the coal industry could unfavorably affect our profitability.

Our Australian Operations generally contract port and rail capacity via long-term take-or-pay contracts for transport to and export from the Port of Gladstone via two main port terminals, RGTCT and WICET. At our U.S. Operations, we also have a take-or-pay agreement in connection with the Kinder Morgan Pier IX Terminal in Hampton Roads, Virginia. We may enter into other take-or-pay arrangements in the future.

Where we have entered into take-or-pay contracts, we will generally be required to pay for our contracted port or rail capacity, even if it is not utilized by us or other shippers. Although the majority of our take-or-pay arrangements provide security over minimum port and rail infrastructure availability, unused port or rail capacity can arise as a result of varying unforeseen circumstances, including insufficient production from a given mine, a mismatch between the timing of required port and rail capacity for a mine, or an inability to transfer the used capacity due to contractual limitations, such as required consent of the provider of the port or rail services, or because the coal must emanate from specified source mines or be loaded onto trains at specified load points. Paying for unused transport capacity could materially and adversely affect our cost structures and financial performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our expected future obligations under take-or-pay arrangements as of December 31, 2019.

Our profitability could be affected adversely by the failure of suppliers and/or outside contractors to perform.

We use contractors and other third parties for exploration, mining and other services generally, and are reliant on several third parties for the success of our current operations and the development of our growth projects. While this is normal for the mining industry, problems caused by third parties may arise, which may have an impact on our performance and operations. The majority of workers at our Australian Operations are employed by contractors, including Thiess, Golding Contractors Pty Ltd, and Wolff Mining Pty Ltd.

Operations at our mines may be interrupted for an extended period in the event that we lose any of our key contractors (because their contract is terminated or expires) and are required to replace them. There can be no assurance that skilled third parties or contractors will continue to be available at reasonable rates. As we do not have the same control over contractors as we do over employees, we are also exposed to risks related to the quality or continuation of the services of, and the equipment and supplies used by, our contractors, as well as risks related to the compliance of our contractors with environmental and health and safety legislation and internal policies, standards and processes. Any failure by our key contractors to comply with their obligations under our operating agreements with them (whether as a result of financial or operational difficulties or otherwise), any termination or breach of our operating agreements by our contractors, any protracted dispute with a contractor, any material labor dispute between our contractors and their employees or any major labor action by those employees against our contractors, could have a material adverse effect on our financial condition and results of operations.

Coronado Global Resources Inc. Form 10-K December 31, 2019 35

Further, in periods of high commodity prices, demand for contractors may exceed supply resulting in increased costs or lack of availability of key contractors. Disruptions of operations or increased costs also can occur as a result of disputes with contractors or a shortage of contractors with particular capabilities. To the extent that any of the foregoing risks were to materialize, our operating results and cash flows could be adversely affected.

Our inability to replace or repair damaged or destroyed equipment or facilities in a timely manner could materially and adversely affect our financial condition and results of operations.

We depend on several major pieces of mining equipment and facilities to produce and transport coal, including, but not limited to, longwall mining systems, continuous miners, draglines, dozers, excavators, shovels, haul trucks, conveyors, CPPs and rail loading and blending facilities. Obtaining and repairing these major pieces of equipment often involves long lead times. If any of these pieces of equipment and facilities suffers major damage or is destroyed by fire, abnormal wear and tear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and could materially and adversely affect our financial condition and results of operations.

Additionally, regulatory agencies sometimes make changes with regard to requirements for pieces of equipment. For example, in 2015, the MSHA promulgated a new regulation requiring the implementation of proximity detection devices on all continuous miners. Such changes can impose costs on us and can cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.

A decrease in the availability or increase in costs of key supplies, capital equipment, commodities and purchased components, such as diesel fuel, steel, explosives and tires could materially and adversely affect our financial condition and results of operations.

Our mining operations require a reliable supply of large quantities of fuel, explosives, tires, steel-related products (including roof control materials), lubricants and electricity. The prices we pay for commodities are strongly impacted by the global market. In situations where we have chosen to concentrate a large portion of purchases with one supplier, it has been to take advantage of cost savings from larger volumes of purchases and to ensure security of supply. If the cost of any of these key supplies or commodities increased significantly, or if a source for these supplies or mining equipment was unavailable to meet our replacement demands, our profitability could be reduced or we could experience a delay or halt in our production.

Our coal production and production costs can be materially and adversely impacted by unexpected shortages or increases in the costs of consumables, spare parts, plant and equipment. For example, operation of the thermal dryer located at the CPP at Buchanan is dependent upon the delivery of natural gas and there is currently only one natural gas supplier in the area, an affiliate of CONSOL Energy. Although we have entered into a gas purchase agreement with CONSOL Energy, this agreement can be terminated by CONSOL Energy on 30 days’ notice and any delay or inability to negotiate a replacement agreement would impact our costs of production as we would need to change our processing method at Buchanan.

Risks related to our investment in WICET may adversely affect our financial condition and results of operations.

We have a minority interest in WICET Holdings Pty Ltd, whose wholly owned subsidiary, Wiggins Island Coal Export Terminal Pty Ltd , or WICET Pty Ltd, owns WICET. Other coal producers who export coal through WICET also hold shares in WICET Holdings Pty Ltd. In addition, we and the other coal producers (or shippers) have evergreen, ten year take-or-pay agreements with WICET Pty Ltd and pay a terminal handling charge to export coal through WICET, which is calculated by reference to WICET’s annual operating costs, as well as finance costs associated with WICET Pty Ltd’s external debt facilities.

Coronado Global Resources Inc. Form 10-K December 31, 2019 36

Under our take-or-pay agreement with WICET Pty Ltd, or the WICET Take-or-Pay Agreement, Curragh’s export capacity is 1.5 MMtpa and we are obligated to pay the terminal handling charge for this capacity, whether utilized or not. The terminal handling charge calculation is based on total operating and finance costs of WICET Pty Ltd being charged to contracted shippers in proportion to each shipper’s contracted capacity. Under the terms of the WICET Take-or-Pay Agreement the terminal handling charge payable by us can be adjusted (increased or decreased) by WICET Pty Ltd if WICET Pty Ltd’s operating and finance costs change, or if a contracted shipper defaults on its take-or-pay agreement obligations and has its contracted capacity reduced to nil. Under the terms of the WICET Take-or-Pay Agreement there is a limit of how much WICET Pty Ltd can charge us for recovery of its finance costs, referred to as a finance cap. Since WICET began operating in April 2015, four WICET Holdings Pty Ltd shipper-shareholders have defaulted on their obligations under their respective take-or-pay agreements and subsequently had those agreements terminated. The result of these terminations is a decrease in the aggregate contracted tonnage at WICET from 27 MMtpa to 15.5 MMtpa.

Given the operation of the finance cap there is a limit to the recovery by WICET of its financing costs from shippers, subject to certain review event triggers. Accordingly, prior defaults referred to above have resulted in only minor increases to the terminal handling charges payable by the remaining shipper shareholders (including us). These increases have related to higher A$/ton charge for operating costs resulting from a lower contract base. If any of the remaining shipper shareholders becomes insolvent and/or defaults under its take-or-pay agreement, a review of the finance cap may be triggered and the terminal handling charges for the remaining shipper shareholders, including us, may increase proportionately to pay the defaulting shipper’s share of WICET’s operating and financing costs going forward.

In addition, if we default under the WICET Take-or-Pay Agreement and that default is not remedied, then we will be obligated to pay a termination payment. The termination payment is equal to the lesser of our proportion of WICET Pty Ltd’s total external debt (which is based on the proportion that our contracted tonnage bears to the total contracted tonnage at WICET when the payment obligation is triggered) and ten years equivalent terminal handling charges at the prevailing rate at the time that the termination payment falls due. We have provided security to WICET Pty Ltd in the form of a bank guarantee, the amount of which is required to cover our estimated liabilities as a shipper under the WICET Take-or-Pay Agreement for the following twelve-month period.

In the event of WICET Pty Ltd defaulting on its’ external debt obligations, external lenders to WICET Pty Ltd may enforce their rights to the security over the assets of WICET and appoint a receiver to take steps to recover outstanding debt. The external lenders do not have direct recourse to the shippers to recover outstanding debt and shipper take-or-pay agreements would remain on foot and access to the port would continue to be available to us.

In the event of a permanent cessation of operations at WICET, we may be required to procure additional port capacity elsewhere, as well as be liable for a termination payment under our take-or-pay agreement.

Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs.

In the United States, title to a leased property and mineral rights is generally secured prior to permitting and developing a property. In some cases, we rely on title information or representations and warranties provided by our lessors, grantors or other third parties. Our right to mine some of our reserves may be adversely affected if defects in title or boundaries exist or if a lease expires. Any challenge to our title or leasehold interests could delay the exploration and development of the property and could ultimately result in the loss of some or all of our interest in the property and, accordingly, require us to reduce our estimated coal reserves. In addition, if we mine on property that we do not own or lease, we could incur liability for such mining.

In the United States, we predominantly access our mining properties through leases with a range of private landholders. If a default under a lease for properties on which we have mining operations resulted in the termination of the applicable lease, we may have to suspend mining or significantly alter the sequence of such mining operations, which may adversely affect our future coal production and future revenues.

To obtain leases or mining contracts to conduct our U.S. Operations on properties where defects exist or to negotiate extensions or amendments to existing leases, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.

Coronado Global Resources Inc. Form 10-K December 31, 2019 37

In Queensland, where all of our Australian Operations are carried out, exploring or mining for coal is unlawful without a tenement granted by the Queensland government. The grant and renewal of tenements are subject to a regulatory regime and each tenement is subject to certain conditions. There is no certainty that an application for the grant of a new tenement or renewal of one of the existing Tenements at Curragh will be granted at all or on satisfactory terms or within expected timeframes. Further, the conditions attached to the Tenements may change at the time they are renewed. There is a risk that we may lose title to any of our granted Tenements if we are unable to comply with conditions or if the land that is subject to the title is required for public purposes. The Tenements have expirations ranging from August 31, 2021 to July 31, 2044 and, where renewal is required, there is a risk that the Queensland government may change the terms and conditions of such Tenement upon renewal.

A defect in our title or the loss of any lease or Tenement upon expiration of its term, upon a default or otherwise, could adversely affect our ability to mine the associated reserves or process the coal we mine.

Our ability to operate effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

The loss of key personnel and the failure to recruit sufficiently qualified staff could affect our future performance. We have entered into employment contracts with a number of key personnel in Australia and the United States, including our Managing Director and Chief Executive Officer, Garold Spindler, and our President and Chief Operating Officer, James Campbell.

Mr. Spindler’s and Mr. Campbell’s expertise and experience in the mining industry are important to the continued development and operation of our mining interests. However, there is no assurance that such personnel will remain with us for the term of their employment contracts or beyond. In the United States, we have not entered into employment contracts with any of our key personnel (other than Mr. Spindler and his direct reports), meaning that we do not have the benefit of notice provisions or non-compete restraints with these employees. The loss of our senior executives could have a material adverse effect on our business. There may be a limited number of persons with the requisite experience and skills to serve in our senior management positions. We may not be able to locate or employ qualified executives on acceptable terms. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled personnel with coal industry experience in Australia and the United States. We may not be able to continue to employ key personnel or attract and retain qualified personnel in the future. The loss of such key personnel or the failure to recruit sufficiently qualified employees may affect our business and future performance.

A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. Any future shortage of skilled labor in the Australian and U.S. mining industries could result in our having insufficient personnel to operate our business, our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our financial condition and results of operations.

We could be negatively affected if we fail to maintain satisfactory labor relations.

Relations with our employees and, where applicable, organized labor are important to our success. Enterprise bargaining and other disputes between us and our employees or disputes affecting our contractors may result in strikes or uncompetitive work practices.

As of December 31, 2019, we had approximately 1,765 employees. In addition, as of December 31, 2019, there were approximately 2,229 contractors supplementing the permanent workforce, primarily at Curragh. As of December 31, 2019, approximately 12% of our total employees, all at our Australian Operations, were represented by organized labor unions and covered by the EA. In May 2019, the Australian Fair Work Commission approved the Curragh Mine Enterprise Agreement 2019. This EA has a nominal expiration date of May 26, 2022 and will remain in place until replaced or terminated by the Fair Work Commission. Our U.S. Operations employ a 100% non-union labor force.

Future industrial action by our employees or mining contractors’ employees or involving trade unions could disrupt operations and negatively impact mine productivity, production and profitability.

Coronado Global Resources Inc. Form 10-K December 31, 2019 38

We may be unable to obtain, renew or maintain permits necessary for our operations, which would reduce coal production, cash flows and profitability.

Our performance and operations depend on, among other things, being able to obtain on a timely basis, and maintain, all necessary regulatory approvals, including any approvals arising under applicable mining laws, environmental regulations and other laws, for our current operations, expansion and growth projects. Examples of regulatory approvals that we must obtain and maintain include mine planning approvals, environmental permits and, in Australia, land titles, land tenure and approvals relating to native title and indigenous cultural heritage. In addition, our operations depend on our ability to obtain and maintain consents from private land owners and good relations with local communities.

The requirement to obtain and maintain approvals and address potential and actual issues for former, existing and future mining projects is common to all companies in the coal sector. However, there is no assurance or guarantee that we will obtain, secure, or be able to maintain any or all of the required consents, approvals and rights necessary to maintain our current production profile from our existing operations or to develop our growth projects in a manner which will result in profitable mining operations and/or achieve our long-term production targets. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to the interpretation of the regulators that enforce them, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future mining operations. Certain laws, such as the SMCRA, require that certain environmental standards be met before a permit is issued. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements. These comments are prepared in connection with applicable regulatory processes, and the public may otherwise engage in the permitting process, including bringing lawsuits to challenge the issuance of permits, the validity or adequacy of environmental impact statements or performance of mining activities. In states where we operate, applicable laws and regulations also provide that a mining permit or modification can, under certain circumstances, be delayed, refused or revoked if we or any entity that owns or controls or is under common ownership or control with us have unabated permit violations or have been the subject of permit or reclamation bond revocation or suspension. Thus, past or ongoing violations of federal and state mining laws by us or such entity could provide a basis to revoke existing permits and to deny the issuance of additional permits or modification or amendment of existing permits. In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive activism and litigation by environmental groups. If this trend continues, it could materially and adversely affect our mining operations, development and expansion and cost structures, the transport of coal and our customers’ ability to use coal produced by our mines, which, in turn, could have a material adverse effect on our financial condition and results of operation.

In particular, certain of our activities require a dredge and fill permit from the USACE under Section 404 of the CWA. In recent years, the Section 404 permitting process has been subject to increasingly stringent regulatory and administrative requirements and a series of court challenges, which have resulted in increased costs and delays in the permitting process. In addition, in 2015, the EPA and the USACE issued the CWR, under the CWA that would further expand the circumstances when a Section 404 permit is needed. The CWR is the subject of extensive ongoing litigation and administrative proceedings, as a result of which the CWR has been enjoined in certain states (including West Virginia) and reinstated in others (including Virginia and Pennsylvania), and its current and future impact on our operations are the subject of significant uncertainty. In addition, on December 11, 2018, the EPA and the USACE issued a proposed rule replacing the CWR. In accordance with President Trump’s executive order, the proposed rule would redefine “waters of the United States”, which would have the effect of excluding from the definition certain wetlands and other water bodies that are covered by the definition pursuant to the CWR. The process to rescind or revise the CWR will likely be subject to extensive notice and comment and litigation. Additionally, we may rely on nationwide permits under the CWA Section 404 program for some of our operations. These nationwide permits are issued every five years, and the 2017 nationwide permit program was recently reissued in January 2017. If we are unable to use the nationwide permits and require an individual permit for certain work, that could delay operations.

If we are unable to obtain and maintain the approvals, consents and rights required for our current and future operations, or if we obtain approvals subject to conditions or limitations, the economic viability of the relevant projects may be adversely affected, which may in turn result in the value of the relevant assets being impaired, which could have a material adverse effect on our financial condition and results of operations.

Coronado Global Resources Inc. Form 10-K December 31, 2019 39

In times of drought and/or shortage of available water, our operations and production, particularly at Curragh, could be negatively impacted if the regulators impose restrictions on our water offtake licenses that are required for water used in the CPPs.

In Queensland, all entitlements to the use, control and flow of water are vested in the state and regulated by the Water Act 2000 (Qld). Allocations under the Water Act 2000 (Qld) can be managed by a water supply scheme operator, such as SunWater Ltd. We have purchased the required water allocations for Curragh and entered into a suite of related channel and pipeline infrastructure agreements and river supply agreements with SunWater Ltd. to regulate the supply of water pursuant to these allocations.

The amount of water that is available to be taken under a water entitlement will vary from year to year and is determined by water sharing rules of the relevant catchment area. These rules will, for example, state a procedure for water supply scheme holders to calculate the water available to an allocation holder, based on available and predicted supply. In situations of severely constrained supply (such as during a drought), supply contracts with the scheme operator generally provide for a reduced apportionment, with certain uses (e.g., domestic use) being given higher priority. It is possible that during times of drought our water offtake entitlements in Australia could be reduced. If our water offtake entitlement was reduced, the operations would have to recycle more of the water collected in on-site dams and former mining pits, from rainfall and dewatering activities, for use in the Curragh CPPs. This may impact our ability to maintain current production levels without incurring additional costs, which could adversely impact our operations and production.

Our operations may impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us.

We are subject to extensive environmental laws and regulations, and our operations may substantially impact the environment or cause exposure to hazardous materials to our contractors, our employees or local communities. We use hazardous materials and generate hazardous or other regulated waste, which we store in our storage or disposal facilities. We may become subject to statutory or common law claims (including damages claims) as a result of our use of hazardous materials and generation of hazardous waste. A number of laws, including, in the United States, the CERCLA or Superfund, and the RCRA, and in Australia, the Environmental Protection Act 1994 (Qld), impose liability relating to contamination by hazardous substances. Furthermore, the use of hazardous materials and generation of hazardous and other waste may subject us to investigation and require the clean-up of soil, surface water, groundwater and other media.

The mining process, including blasting and processing ore bodies, can also generate environmental impacts, such as dust and noise, and requires the storage of waste materials (including in liquid form). Risk in the form of dust, noise or leakage of polluting substances from site operations or uncontrolled breaches of mine residue facilities have the potential to generate harm to our employees, our contractors and the communities and the environment. Employee or strict liability claims under common law or environmental statutes in relation to these matters may arise, for example, out of current or former activities at sites that we own, lease or operate and at properties to which hazardous substances have been sent for treatment, storage, disposal or other handling. Our liability for such claims may be strict, joint and several with other miners or parties or with our contractors, such that we may be held responsible for more than our share of the contamination or other damages, or even for the entire amount of damages assessed. Additionally, any violations of environmental laws by us could lead to, among other things, the imposition on us of substantial fines, penalties, other civil and criminal sanctions, the curtailment or cessation of operations, orders to pay compensation, orders to remedy the effects of violations and take preventative steps against possible future violations, increased compliance costs, or costs for environmental remediation, rehabilitation or rectification works.

We maintain extensive metallurgical coal refuse areas and slurry impoundments at our mining properties. At Curragh, our slurry impoundments are below surrounding topography and the possibility of failure is negligible. At our U.S. Operations, refuse areas and impoundments are frequently inspected and subject to extensive governmental regulation. Slurry impoundments have been known to fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as create liability for related personal injuries, property damages and injuries to natural resources and plant and wildlife. Of the six refuse areas among our U.S. mining properties, only three impound slurry; the other facilities are combined refuse and do not impound slurry. Four of our impoundments in the U.S. overlie mined out areas, which can pose a heightened risk of failure and the assessment of damages arising out of such failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for related fines and penalties.

Coronado Global Resources Inc. Form 10-K December 31, 2019 40

We are subject to extensive health and safety laws and regulations that could have a material adverse effect on our reputation and financial condition and results of operations.

We are subject to extensive laws and regulations governing health and safety at coal mines in the United States and Australia. As a result of increased stakeholder focus on health and safety issues (such as black lung disease or coal workers’ pneumoconiosis), there is a risk of legislation and regulatory change that may increase our exposure to claims arising out of current or former activities or result in increased compliance costs (e.g., through requiring improved monitoring standards or contribution to an industry-pooled fund). Regulatory agencies also have the authority, following significant health and safety incidents, such as fatalities, to order a facility be temporarily or permanently closed. For example, the tire and wheel rim fitting activities at our Australian Operations were temporarily suspended in January 2020 by the Queensland Mine Inspectorate, when an employee of Thiess was fatally injured during a tire change activity. If similar instances were to occur at any of our mining facilities in the future, we may be required to incur capital expenditures to re-open the facility, which could have a material adverse effect on our reputation and financial condition and results of operations.

For additional information about the various regulations affecting us, see Item 1. “Business—Regulatory Matters—Australia” and “Business—Regulatory Matters—United States.”

We could be adversely affected if we fail to appropriately provide financial assurances for our obligations.

U.S. federal and state laws and Australian laws require us to provide financial assurances related to requirements to reclaim lands used for mining, to pay federal and state workers’ compensation, to provide financial assurances for coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations in the United States are to provide a third-party surety bond or provide a letter of credit. As of December 31, 2019, we provided approximately $38.3 million of third-party surety bonds in connection with our U.S. Operations. There are no cash collateral requirements to support any of the outstanding bonds.

Our financial assurance obligations may increase due to a number of factors, including the size of our mining footprint and new government regulations, and we may experience difficulty procuring or renewing our surety bonds. In addition, our bond issuers may demand higher fees or additional collateral, including letters of credit or other terms less favorable to us upon those renewals. Because we are required by federal and state law to have these bonds or other acceptable security in place before mining can commence or continue, any failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would adversely affect our ability to mine coal. That failure could result from a variety of factors, including lack of availability of surety bond or letters of credit, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and the requirement to provide collateral for future third-party surety bond issuers under the terms of financing arrangements. If we fail to maintain adequate bonding, our mining permits could be invalidated, which would prevent mining operations from continuing, and future operating results could be materially adversely affected.

In Australia, the approval and passing in 2019 of the Financial Provisioning Act which amends or replaces certain provisions of the Environmental Protection Act 1994 (Qld), will impact the way that our Australian Operations must provision for and manage associated costs of providing financial assurances related to mine rehabilitation obligations.

The Financial Provisioning Act:

•replaces the financial assurance arrangements for resource activities under the Environmental Protection Act 1994 (Qld) with a new financial provisioning scheme, and changes how the estimated rehabilitation cost for an environmental authority is calculated; and

•amends the Environmental Protection Act 1994 (Qld) to introduce new requirements for the progressive rehabilitation and closure of mined land.

Since April 1, 2019, any financial assurance currently held for environmental approvals already held in Australia are treated as surety under the new Financial Provisioning Act. There will be a transition period of three years commencing in early 2019 during which all miners in Queensland will be assessed and receive an initial risk allocation decision based on a formulaic calculation of their ERC. Our ERC is the cost estimated by the government department of rehabilitating the land on which our operation is carried out. This allocation will put our resource activity at Curragh into a risk category under the Financial Provisioning Act based on the regulator’s assessment of both the amount of our ERC and our financial capacity to carry out and discharge the rehabilitation liability and obligation at the time our mining operations cease. This risk assessment will be reviewed annually, and assessment fees are payable each time there is an allocation decision for our operations in Queensland.

Coronado Global Resources Inc. Form 10-K December 31, 2019 41

The new financial provisioning scheme will be managed by the Scheme Manager and financial assurance will be provided by paying a contribution to the Scheme and/or the giving of surety to the Scheme Manager. Our contribution is calculated as the prescribed percentage (dependent on risk allocation decision) of Curragh’s ERC. The prescribed percentages for each category are: (1) Very low: 0.5%; (2) Low: 1.0%; and (3) Moderate: 2.75%. In the event Curragh’s ERC is allocated a high risk allocation, we will be required to negotiate the percentage of surety to be provided with the Scheme Manager. The Scheme Manager is a statutory officer and will manage the Scheme contributions and the sureties on behalf of the Queensland State Government.

In September 2019, we requested Queensland Treasury, the administrators of the Scheme, to consider Curragh as an early adopter of the Scheme and to issue an initial risk category allocation. In October 2019 the Scheme Manager completed the assessment of Curragh and issued an initial risk category allocation of “low.”

Our financial assurance obligations may increase due to a number of factors, including but not limited to:

•any change that increases ERC or area of disturbance;

•any major EA amendment;

•compliance with existing EA obligations; and

•major changes to financial soundness of EA Holder.

For more information on the Financial Provisioning Act, see Item 1. “Business—Regulatory Matters—Australia—Environmental Protection Act 1994 (Qld).”

Mine closures entail substantial costs. If we prematurely close one or more of our mines, our operations and financial performance would likely be affected adversely.

Federal and state regulatory agencies have the authority following significant health and safety incidents, such as fatalities, to order a facility to be temporarily or permanently closed. If we were to prematurely close one or more of our mines for any reason, we could be required to close or discontinue operations at particular mines before the end of their mine life due to environmental, geological, geotechnical, commercial, leasing or other issues. Such closure or discontinuance of operations could result in significant closure and rehabilitation expenses, employee redundancy costs, contractor demobilization costs and other costs or loss of revenues. If and when incurred, these closure and rehabilitation costs could exceed our current estimates. If one or more of our mines is closed earlier than anticipated, we would be required to fund the reclamation and closure costs on an expedited basis and potentially lose revenues and, for some of our operations, pay for take-or-pay arrangements that we no longer use, which would have an adverse impact on our operating and financial performance. Many of these costs could also be incurred if a mine was unexpectedly placed on care and maintenance before the end of its planned mine life.

If the assumptions underlying our provision for reclamation and mine closure obligations prove to be inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA and the Environmental Protection Act 1994 (Qld) establish operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities totaled $131.8 million as of December 31, 2019, based upon permit requirements and the historical experience at our operations, and depend on a number of variables involving assumptions and estimation and therefore may be subject to change, including the estimated future asset retirement costs and the timing of such costs, estimated proven reserves, assumptions involving third-party contractors, inflation rates and discount rates. If these accruals are insufficient or our liability in a future year is greater than currently anticipated, our future operating results and financial position could be adversely affected. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are resulting in increased regulation of coal combustion and coal mining in many jurisdictions, which could significantly affect demand for our products or our securities.

Global concerns about climate change continues to attract considerable attention, particularly in relation to the coal industry. Emissions from coal consumption, both directly and indirectly, and emissions from coal mining itself are subject to pending and proposed regulation as part of initiatives to address global climate change. A number of countries, including Australia and the United States, have already introduced, or are contemplating the introduction of, regulatory responses to GHGs, including the extraction and combustion of fossil fuels, to address the impacts of climate change.

Coronado Global Resources Inc. Form 10-K December 31, 2019 42

There are three primary sources of GHGs associated with the coal industry. First, the end use of our coal by our customers in electricity generation, coke plants, and steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in coal production and to transport our coal to our customers is a source of GHGs. Third, coal mining itself can release methane, which is considered to be a more potent GHG than carbon dioxide, directly into the atmosphere. These emissions from coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate change.

As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. In addition, the growth of alternative energy options, such as renewables and disruptive power generation technologies, changes in community or government attitudes to climate change, efforts to promote divestment of fossil fuel equities and pressure from lenders to limit funding to fossil fuel companies could result in further development of alternative energy industries and broader mainstream acceptance of alternative energy options which could result in a material reduction in the demand for coal. It could also result in reduced access to capital to fund our activities as lenders and investors divert capital to low emission sectors of the economy.

The absence of regulatory certainty, global policy inconsistencies and direct regulatory impacts (such as carbon taxes or other charges) each have the potential to adversely affect our operations—either directly or indirectly, through suppliers and customers. Collectively, these initiatives and developments could result in higher electric costs to us or our customers or lower the demand for coal used in electric generation, which could in turn adversely impact our business.

At present, we are principally focused on metallurgical coal production, which is not used in connection with the production of coal-fired electricity generation. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, or if our ability to obtain capital for operations is materially reduced.

We and our customers may also have to invest in CCUS technologies in order to burn thermal coal and comply with future GHG emission standards. The potential direct and indirect financial impact on us of future laws, regulations, policies and technology developments may depend upon the degree to which any such laws, regulations and developments force reduced reliance on coal as a fuel source. Such developments could result in material adverse impacts on our financial condition or results of operations. See Item 1. “Business—Regulatory Matters—Australia” and “Business—Regulatory Matters—United States.”

Changes in and compliance with government policy, regulation or legislation may adversely affect our financial condition and results of operations.

The coal mining industry is subject to regulation by federal, state and local authorities in each relevant jurisdiction with respect to matters such as:

•workplace health and safety;

•worker’s compensation;

•employee benefits;

•taxation and royalties;

•limitations on land use;

•mine permitting and licensing requirements;

•reclamation and restoration of mining properties after mining is completed;

•the storage, treatment and disposal of wastes;

•remediation of contaminated soil, sediment and groundwater;

•air quality standards, including those relating to GHG standards;

Coronado Global Resources Inc. Form 10-K December 31, 2019 43

•water pollution;

•protection of human health, plant-life and wildlife, including endangered or threatened species and habitats;

•protection of wetlands;

•the discharge of materials into the environment; and

•the effects of mining on surface water and groundwater quality and availability.

Any future legislation and regulatory change imposing more constraints or more stringent requirements may affect the coal mining industry and may adversely affect our financial condition and results of operations. Examples of such changes are, future laws or regulations that may limit the emission of GHGs or the use of thermal coal in power generation, more stringent workplace health and safety laws, more rigorous environmental laws, and changes to existing taxation and royalty legislation.

Compliance with applicable federal, state and local laws and regulations may become more costly and time-consuming and may delay commencement or interrupt continuation of exploration or production at our operations. We have incurred, and may in the future incur, significant expenditures to comply with such regulation and legislation. These laws are constantly evolving and may become increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementation of the regulations for these laws have not yet been promulgated and in certain instances are undergoing revision. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations), could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and our customers’ ability to use our products. For example, the U.S. Congress has previously enacted and may in the future address “bail-out” programs for the underfunded United Mine Workers benefits and pension plans, which could in effect tax all coal companies for unfunded or underfunded union pension plans and add costs to union-free entities like us, with respect to our U.S. Operations, and potentially impact competitive positions in the market. Due in part to the extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations of applicable federal, state and local laws and regulations occur from time to time in the coal industry and minor violations have occurred at our Australian Operations and our U.S. Operations in the past.

Moreover, changes in the law may impose additional standards and a heightened degree of responsibility for us and our stockholders, directors and employees; may require unprecedented compliance efforts; could divert our management’s attention; and may require significant expenditures. For example, we may also be subject to unforeseen environmental liabilities resulting from coal-related activities, which may be costly to remedy or adversely impact our operations. In particular, the acceptable level of pollution and the potential abandonment costs and obligations for which we may become liable as a result of our activities may be difficult to assess under the current legal framework. To the extent that required expenditures, as with all costs, are not ultimately reflected in the prices of coal, our operating results will be detrimentally impacted. The costs and operating restrictions necessary for compliance with safety and environmental laws and regulations, which is a major cost consideration for our Australian Operations and U.S. Operations, may have an adverse effect on our competitive position relative to foreign producers and operators in other countries which may not be required to incur equivalent costs in their operations.

We are also affected by various other international, federal, state, local and tribal or indigenous environmental laws and regulations that impact our customers. To the extent that such environmental laws and regulations reduce customer demand for or increase the price of coal, we will be detrimentally impacted. For additional information about the various regulations affecting us, see Item 1. “Business—Regulatory Matters—Australia” and “Business—Regulatory Matters—United States.”

Coronado Global Resources Inc. Form 10-K December 31, 2019 44

Failure to comply with applicable anti-corruption and trade laws, regulations and policies could result in fines and criminal penalties, causing a material adverse effect on our business, operating and financial prospects or performance.

Any fraud, bribery, misrepresentation, money laundering, violations of applicable trade sanctions, anti-competitive behavior or other misconduct by our employees, contractors, customers, service providers, business partners and other third parties could result in violations of relevant laws and regulations by us and subject us or relevant individuals to corresponding regulatory sanctions or other claims, and also result in an event of default under our Syndicated Facility Agreement. These unlawful activities and other misconduct may have occurred in the past and may occur in the future and may result in civil and criminal liability under increasingly stringent laws relating to fraud, bribery, sanctions, competition and misconduct or cause serious reputational or financial harm to us. In addition, failure to comply with environmental, health or safety laws and regulations, privacy laws and regulations, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in litigation, the assessment of damages, the imposition of penalties, suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or a cessation or interruption of operations.

We have policies and procedures to identify, manage and mitigate legal risks and address regulatory requirements and other compliance obligations. However, there can be no assurance that such policies, procedures and established internal controls will adequately protect us against fraudulent or corrupt activity and such activity could have an adverse effect on our reputation, financial condition and results of operations.

Our mining operations are subject to extensive forms of taxation, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal competitively.

Federal, state or local governmental authorities in nearly all countries across the global coal mining industry impose various forms of taxation on coal producers, including production taxes, sales-related taxes, royalties, environmental taxes and income taxes. If new legislation or regulations related to various forms of coal taxation or income or other taxes generally, which increase our costs or limit our ability to compete in the areas in which we sell coal, or which adversely affect our key customers, are adopted, our business, financial condition or results of operations could be adversely affected.

We may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets.

Our balance sheet includes a number of assets that are subject to impairment risk, particularly long-lived assets, including property, plant and equipment, mining tenements, exploration and evaluation assets and intangible assets (including goodwill). The values of these assets are generally derived from the fundamental valuation of the underlying mining operations and, as such, are subject to many of the same risks to which our operations are exposed, including decreases in coal prices, foreign currency exchange risks, operational and geological risks, changes in coal production and changes in estimates of proven and probable coal reserves. Adverse changes in these and other risk factors could lead to a reduction in the valuation of certain of our assets and result in an impairment charge being recognized.

Any failure to maintain effective internal control over financial reporting may adversely affect our financial condition and results of operations.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

During the course of the preparation of our financial statements, we evaluate and correct any deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of disclosure or internal controls over financial reporting, we may not be able to report accurately or timely on our financial results or adequately identify and reduce fraud. Therefore, the financial condition of our business could be adversely affected, current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our CDIs, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

Coronado Global Resources Inc. Form 10-K December 31, 2019 45

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

We may not have adequate insurance coverage for some business risks.

We have insurance coverage for certain operating risks that provide limited coverage for some potential liabilities associated with our business. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, we may become subject to liability (including in relation to pollution, occupational illnesses or other hazards), or suffer loss resulting from business interruption, for which we are not insured (or are not sufficiently insured) or cannot insure, including liabilities in respect of past activities.

Should we suffer a major uninsured loss, future financial performance could be materially adversely affected. In addition, insurance may not continue to be available at economically acceptable premiums or coverage may be reduced. As a result, the insurance coverage may not cover the full scope and extent of claims against us or losses we may incur. The occurrence of a significant adverse event not fully or partially covered by insurance could have a material adverse effect on our financial condition and results of operations.

Cybersecurity attacks, natural disasters, terrorist attacks and other similar crises or disruptions may negatively affect our business, financial condition and results of operations.

Our business may be impacted by disruptions such as cybersecurity attacks or failures, threats to physical security, and extreme weather conditions or other natural disasters. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cybersecurity attacks than other targets in the United States or Australia. These disruptions or any significant increases in energy prices that follow could result in government-imposed price controls. Our insurance may not protect us against such occurrences. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

In addition, a disruption in, or failure of, our information technology systems could adversely affect our business operations and financial performance. We rely on the accuracy, capacity and security of our information technology, or IT, systems for the operations of many of our business processes and to comply with regulatory, legal and tax requirements. While we maintain some of our critical IT systems, we are also dependent on third parties to provide important IT services relating to, among other things, human resources, electronic communications and certain finance functions. Despite the security measures that we have implemented, including those related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Though we have controls in place, we cannot provide assurance that a cyber-attack will not occur. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Failures of our IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, the unauthorized release of sensitive, confidential or otherwise protected information or the corruption of data, which could adversely affect our business operations and financial performance. We may be required to incur significant costs to protect against and remediate the damage caused by such disruptions or system failures in the future.

Mining in the CAPP is more complex and involves more regulatory constraints than mining in other areas of the U.S., which could affect our mining operations and cost structures in these areas.

The geological characteristics of coal reserves in the CAPP, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available or, if available, may not be able to be mined at costs comparable to those of the depleting mines. In addition, compared to mines in the other areas of the country, permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers’ ability to use coal produced by, our mining properties in the CAPP.

Coronado Global Resources Inc. Form 10-K December 31, 2019 46

We may face restricted access to international markets in the future.

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. For example, the imposition of tariffs by China on U.S. coal imports into the country is currently having, and may in the future have, a negative impact on the profitability of the Buchanan mine. We may or may not be able to access alternate markets for our coal should additional interruptions and trade barriers may occur in the future. An inability for metallurgical coal suppliers to access international markets, including China, would likely result in an oversupply of metallurgical coal and may result in a decrease in prices and or the curtailment of production.

We are subject to foreign exchange risks involving certain operations in multiple countries.

Foreign exchange risk is the risk of sustaining loss through adverse movements in currency exchange rates. Such losses can impact our financial performance and financial position and the level of additional funding required to support our businesses. Our financial results are reported in US$ and certain parts of our liabilities, earnings and cash flows are influenced by movements in exchange rates, especially movements in A$ to US$ exchange rate. For example, costs relating to our Australian Operations are generally denominated in A$. In addition, foreign currency exposures arise in relation to coal supply contracts, procurement of plant and equipment and debt, which may be priced in A$ or other foreign currencies other than US$.

The impact of currency exchange rate movements will vary depending on factors such as the nature, magnitude and duration of the movements, the extent to which currency risk is hedged under forward exchange contracts or other hedging instruments and the terms of these contracts. We entered into forward exchange contracts to hedge a portion of our foreign currency exposure of our Australian Operations. The unhedged portion of our non-US$ exposures against exchange rate fluctuations will be at the risk of any adverse movement in exchange rates, which may affect our operating results, cash flows and financial condition.

We may be subject to litigation, the disposition of which could negatively affect our profitability and cash flow in a particular period, or have a material adverse effect on our business, financial condition and results of operations.

Our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation that may be filed against us in the future. In addition, such litigation could have a material adverse effect on our business, financial condition and results of operations. See Item 3. “Legal Proceedings.”

Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations.

Curragh has a CSA with Stanwell to supply thermal coal to the Stanwell Power Station. The CSA also provides Curragh with certain mining rights, of which the SRA was reserved for the benefit of Stanwell and could not be mined without Stanwell’s consent. Under the CSA, in addition to supplying thermal coal at a price below the cost to Curragh of mining and processing the coal, Curragh pays certain rebates to Stanwell on metallurgical coal exported from certain parts of Curragh, which represents the deferred purchase cost of the right to mine some areas at Curragh.

On August 14, 2018, Curragh entered into the Supply Deed with Stanwell. The Supply Deed grants Curragh the right to mine the coal reserves in the SRA. In exchange for these rights Curragh has agreed to certain amendments to the CSA and to enter into the NCSA, which will commence on or around the expiration of the CSA (currently expected to expire in 2027). On July 12, 2019, Curragh entered into the NCSA with Stanwell. Curragh agreed that the total value of the discount received by Stanwell on coal supplied to it under the NCSA should (by the expiry date of the NCSA) be equal to the net present value of A$210 million as at the date of the Supply Deed. No export rebates are payable during the term of the NCSA. The net present value of the deferred consideration was $174.6 million as of December 31, 2019.

Coronado Global Resources Inc. Form 10-K December 31, 2019 47

We have no registered trademarks for our Company name or other marks used by us in the United States or any other countries, and failure to obtain those registrations could adversely affect our business.

Although we have filed a trademark application for use of the stylized mark “CORONADO STEEL STARTS HERE” in the United States and Australia, our applications are still pending and the corresponding mark has not been registered in the United States or Australia. We have not filed for this or other trademarks in any other country. During trademark registration proceedings, we may receive rejections. If so, we will have an opportunity to respond, but we may be unable to overcome such rejections. In addition, the United States Patent and Trademark Office and comparable agencies in many foreign jurisdictions may permit third parties to oppose pending trademark applications and to seek to cancel registered trademarks. If opposition or cancellation proceedings are filed against our trademark application, our trademark may not survive such proceedings, and/or we may be required to expend significant additional resources in an effort to defend ourselves in the proceedings or identify a suitable substitute mark for future use.

Risks Related to Our Indebtedness and Capital Structure

Our financial performance could be adversely affected by our indebtedness.

As of December 31, 2019, we had $330.0 million of borrowings outstanding under our Syndicated Facility Agreement. The degree to which we are leveraged in the future could have consequences, including, but not limited to:

•making it more difficult for us to pay interest and satisfy our debt obligations;

•making any refinancing more difficult if the capital and lending markets are constrained;

•increasing our vulnerability to general adverse economic and industry conditions;

•requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, business development or other general corporate requirements;

•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements;

•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing, particularly during periods in which credit markets are weak;

•limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry;

•causing a decline in our credit ratings; and

•placing us at a competitive disadvantage compared to less-leveraged competitors.

In addition, we are subject to certain restrictive covenants pursuant to the agreement governing our Syndicated Facility Agreement. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable.

Any downgrade in our credit ratings could result in, among other matters, an increase in the cost of, or a limit on our access to, various forms of credit used in operating our business and the requirement by suppliers for us to provide financial assurance by way of letters of credit.

Coronado Global Resources Inc. Form 10-K December 31, 2019 48

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, reduce capital expenditure or raise new equity to reduce our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. We may not be able to complete those sales or obtain all of the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. In addition, the terms of our Syndicated Facility Agreement restrict us from selling Curragh and Buchanan without the consent of the lenders and further provides that if we cannot meet our debt service obligations, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our debt obligations, which may not be successful.

We are subject to various financial covenants under the terms of the agreement governing our Syndicated Facility Agreement. These covenants may, for example, require the maintenance of a maximum gearing or leverage ratio. Factors such as adverse movements in interest rates and coal prices, deterioration of our financial performance or changes in accounting standards could lead to a breach in financial covenants. If there is such a breach, the relevant lenders may accelerate the repayment of any outstanding debt to them or we may be prevented from drawing on the borrowing facilities until breaches are remedied. Some covenant breaches may not result in an immediate default but may restrict our ability to make distributions or otherwise limit expenditures. For details of the Syndicated Facility Agreement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We adjust our capital structure from time to time and may need to increase our debt leverage, which would make us more sensitive to the effects of economic downturns.

It is possible that we may need to raise additional debt or equity funds in the future. Our Syndicated Facility Agreement and operating cash flows may not be adequate to fund our ongoing capital requirements, for any future acquisitions or projects or to refinance our debt. There is no guarantee that we will be able to refinance our existing debt, or if we do, there is no guarantee that such new funding will be on terms acceptable to us.

Global credit markets have been severely constrained in the past, and the ability to obtain new funding or refinance in the future may be significantly reduced. If we are unable to obtain sufficient funding, either due to banking and capital market conditions, generally, or due to factors specific to our business, we may not have sufficient cash to meet our ongoing capital requirements, which in turn could materially and adversely affect our financial condition. Failure to obtain sufficient financing could cause delays or abandonment of business development plans and have a material adverse effect on our business, operations and financial condition.

Recently, certain financial institutions, investment managers and insurance companies globally have responded to pressure to take actions to limit or divest investments in, financing made available to, and insurance coverage provided for, the development of new coal-fired power plants and coal miners that derive revenues from thermal coal sales. For example, in 2017, some financial institutions publicly announced that they would stop funding new thermal coal projects or would otherwise reduce their overall lending to coal. These or similar policies may adversely impact the coal industry generally, our ability to access capital and financial markets in the future, our costs of capital and the future global demand for coal.

Coronado Global Resources Inc. Form 10-K December 31, 2019 49

Our business may require substantial ongoing capital expenditures, and we may not have access to the capital required to reach full productive capacity at our mines.

Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of metallurgical coal reserves, mining costs, the maintenance of machinery, facilities and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decision to increase production at our existing mines or to develop the high-quality metallurgical coal recoverable reserves at our development properties in the future could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates. We cannot assure that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and on our current or projected timelines, and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition may be materially adversely affected if we cannot make such capital expenditures.

To fund our capital expenditures, we will be required to use cash from our operations, incur debt or raise new equity. Using cash from operations will reduce cash available for maintaining or increasing our operations activities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings, on the other hand, may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. If cash flow generated by our operations or available borrowings under our bank financing arrangements are insufficient to meet our capital requirements and we are unable to access the capital markets on acceptable terms or at all, we could be forced to curtail the expansion of our existing mines and the development of our properties, which, in turn, could lead to a decline in our production and could materially and adversely affect our business, financial condition and results of operations.

Interest rates could change substantially and have an adverse effect on our profitability.

We are exposed to interest rate risk in relation to variable-rate bank balances and variable-rate borrowings. Our interest rate risk primarily arises from fluctuations in the London Interbank Offered Rate, or LIBOR, and the Australian Bank Bill Swap Yield, or BBSY, in relation to US$—and A$—denominated borrowings, respectively. Our lending rates may increase in the future as a result of factors beyond our control and may result in an adverse effect on our financial condition and results of operations.

In addition, national and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices, which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As such, it appears highly likely that LIBOR will be discontinued or modified by the end of 2021. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR or other benchmarks, including LIBOR-based borrowings under our variable-rate bank balances and variable-rate borrowings. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our benchmark-based borrowings to be materially different than expected and could materially adversely impact our ability to refinance such borrowings or raise future indebtedness on a cost effective basis.

Coronado Global Resources Inc. Form 10-K December 31, 2019 50

Coronado Global Resources Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any.

As a holding company, our principal source of cash flow is distributions from our subsidiaries. Therefore, our ability to fund and conduct our business, service our debt, and pay dividends, if any, in the future will depend on the ability of our subsidiaries to generate sufficient cash flow to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they are wholly-owned and controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends, or otherwise. The ability of our subsidiaries to distribute cash to us will also be subject to, among other things, restrictions that may be contained in our subsidiary agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of any creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us is limited in any way, our ability to fund and conduct our business, service our debt, and pay dividends, if any, could be harmed.

Risks Related to Ownership of Our Securities

We are subject to general market risks that are inherent to companies with publicly-traded securities and the price of our securities may be volatile.

We are subject to the general market risk that is inherent in all securities traded on a securities exchange. This may result in fluctuations in the trading price of our securities that are not explained by our fundamental operations and activities. There is no guarantee that the price of our securities will increase in the future, even if our earnings increase.

Our securities may trade at, above or below the price paid by an investor for those securities due to a number of factors, including, among others:

•general market conditions, including investor sentiment;

•movements in interest and exchange rates;

•fluctuations in the local and global market for listed stocks;

•actual or anticipated fluctuations in our interim and annual results and those of other public companies in our industry;

•industry cycles and trends;

•mergers and strategic alliances in the coal industry;

•changes in government regulation;

•potential or actual military conflicts or acts of terrorism;

•changes in accounting principles;

•announcements concerning us or our competitors;

•changes in government policy, legislation or regulation;

•inclusion of our securities in or removal from particular market indices (including S&P/ASX indices); and

•the nature of the markets in which we operate.

Other factors that may negatively affect investor sentiment and influence us, specifically, or the stock market, more generally, include acts of terrorism, an outbreak of international hostilities, fires, floods, earthquakes, labor strikes, civil wars, natural disasters, outbreaks of disease or other man-made or natural events.

Coronado Global Resources Inc. Form 10-K December 31, 2019 51

Stock markets have experienced extreme price and volume fluctuations in the past that are often disproportionate or unrelated to the operating performance of companies. There can be no guarantee that trading prices and volumes of any securities will be sustained. These factors may materially affect the market price of our securities, regardless of our operational performance. This may then significantly impact on our ability to raise new equity which may be required to fund our operations if our financial performance deteriorates due to other factors.

Coronado Group LLC and the EMG Group have substantial control over us and are able to influence corporate matters.

Coronado Group LLC and the EMG Group have significant influence over us, including control over decisions that require the approval of stockholders, which could limit the ability of other stockholders to influence the outcome of stockholders votes.

As of December 31, 2019, the EMG Group indirectly held 80% of our outstanding shares of common stock. Therefore, the EMG Group has effective control over the outcome of votes on all matters requiring approval by stockholders. There is a risk that the interests of the EMG Group could conflict with or differ from our interests or the interests of other stockholders. In addition, pursuant to the terms of the Stockholder’s Agreement that we and Coronado Group LLC have entered into, so long as it beneficially owns in the aggregate at least 25% of the outstanding shares of our common stock, the EMG Group will have the ability to exercise substantial control over certain of our transactions, including change of control transactions, such as mergers and capital and debt raising transactions. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of the Stockholder’s Agreement.

Further, pursuant to the terms of the Series A Share, Coronado Group and the EMG Group or its successors or permitted assigns, as the beneficial owner of the Series A Share, at its option, will have the ability to elect a specified number of directors, or the Series A Directors, based on the EMG Group’s aggregate level of beneficial ownership of shares of our common stock. For more details on the ability of Coronado Group and the EMG Group to elect Series A Directors, as well as the rights of stockholders to participate in the removal of any such Series A Directors, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Moreover, the EMG Group’s beneficial ownership of shares of our common stock may also adversely affect the price of our common stock to the extent equity investors perceive disadvantages in owning common stock of a company with a controlling stockholder. In addition, the EMG Group is in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with us, as well as businesses of our existing or potential significant customers. The EMG Group may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue, and as a result, the interests of the EMG Group may not align with the interests of our other stockholders.

Our non-employee directors and their respective affiliates, including the EMG Group, may be able to take advantage of a corporate opportunity that would otherwise be available to us.

The corporate opportunity and related party transactions provisions in our amended and restated certificate of incorporation, or certificate of incorporation, could enable any of our non-employee directors or their respective affiliates, including the EMG Group, to benefit from corporate opportunities that might otherwise be available to us. Subject to the limitations of applicable law, our certificate of incorporation, among other things, will:

•permit us to enter into transactions with entities in which one or more non-employee directors are financially or otherwise interested;

•permit any non-employee director or his or her affiliates to conduct a business that competes with us and to make investments in any kind of property in which we may make investments; and

•provide that if any non-employee director becomes aware of a potential business opportunity, transaction or other matter (other than one expressly offered to that non-employee director solely in his or her capacity as our director), that non-employee director will have no duty to communicate or offer that opportunity to us, and will be permitted to communicate or offer that opportunity to his or her affiliates and pursue or acquire such opportunity for himself or herself, and that non-executive director will not be deemed to have acted in a manner inconsistent with his or her fiduciary or other duties to us or our stockholders regarding the opportunity or acted in bad faith or in a manner inconsistent with our and our stockholders’ best interests.

Coronado Global Resources Inc. Form 10-K December 31, 2019 52

These provisions enable a corporate opportunity that would otherwise be available to us to be taken by or used for the benefit of the non-employee directors or their respective affiliates, which include the EMG Group as a result of the rights granted to it under the Stockholder’s Agreement.

The EMG Group has the right, subject to certain conditions, to require us to register the sale of its shares of our common stock (including in the form of CDIs) under the Securities Act, or to otherwise cause us to cooperate in a sell-down.

Pursuant to the Registration Rights and Sell-Down Agreement, dated as of September 24, 2018, between us and Coronado Group LLC, or the Registration Rights and Sell-Down Agreement, Coronado Group LLC (or its successors or permitted assigns or transferees) has the right, subject to certain conditions, to require us to register the sale of its shares of our common stock or CDIs under the Securities Act or to cause us to cooperate in the sell-down of its shares of our common stock or CDIs. By virtue of its majority ownership, exercising its registration rights and selling a large number of shares or CDIs, Coronado Group LLC could cause undue volatility in the prevailing market price of our common stock. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The issuance of additional common stock or securities convertible into our common stock could result in dilution of the ownership interest in us held by existing stockholders.

We may issue more CDIs in the future in order to fund future investments, acquisitions, capital raising transactions or to reduce our debt. While we will be subject to the constraints of the ASX Listing Rules regarding the percentage of our capital that we are able to issue within a 12-month period (subject to applicable exceptions), any such equity raisings may dilute the ownership of existing common stockholders.

Other Business Risks

Our certificate of incorporation and bylaws include provisions that may discourage a change in control.

Provisions contained in our certificate of incorporation and amended and restated bylaws, or bylaws, and Delaware law could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws and certificate of incorporation impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

We have elected not to be governed by Section 203 of the General Corporation Law of the State of Delaware, or the DGCL (or any successor provision thereto), until immediately following the time at which the EMG Group no longer beneficially owns in the aggregate shares of our common stock representing at least 10% of the Voting Stock, in which case we shall thereafter be governed by Section 203 if and for so long as Section 203 by its terms would apply to us. Section 203 provides that an interested stockholder, along with its affiliates and associates (i.e., a stockholder that has purchased greater than 15%, but less than 85%, of a company’s outstanding voting stock (with some exclusions)), may not engage in a business combination transaction with the company for a period of three years after buying more than 15% of a company’s outstanding voting stock unless certain criteria are met or certain other corporate actions are taken by the company.

These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control.

Coronado Global Resources Inc. Form 10-K December 31, 2019 53

Our certificate of incorporation limits the personal liability of our directors for certain breaches of fiduciary duty.

Our certificate of incorporation and bylaws include provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL. Specifically, our certificate of incorporation contains provisions limiting a director’s personal liability to us and our stockholders to the fullest extent permitted by the DGCL. Furthermore, our certificate of incorporation provides that no director shall be liable to us and our stockholders for monetary damages resulting from a breach of fiduciary duty as a director, except to the extent that such exemption from liability or limitation thereof is not permitted under the DGCL. The principal effect of this limitation on liability is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability that cannot be eliminated under the DGCL. These provisions, however, should not limit or eliminate our right or any stockholder’s right to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. These provisions do not alter a director’s liability under U.S. federal securities laws. The inclusion of these provisions in our certificate of incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

A state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be, to the extent permitted by law, the sole and exclusive forum for substantially all state law based disputes between us and stockholders.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, a state or federal court within the State of Delaware will be the sole and exclusive forum for:

•any derivative action or proceeding brought on our behalf;

•any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee or agent of the Company to the Company or the Company’s stockholders or debtholders;

•any action or proceeding asserting a claim against the Company or any director or officer or other employee or agent of the Company arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or

•any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine or other “internal corporate claims” as defined in Section 115 of the DGCL.

The choice of forum provision may limit a stockholder’s ability to bring a claim against us or our directors, officers, employees or agents in a forum that it finds favorable, which may discourage stockholders from bringing such claims at all. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations. However, the choice of forum provision does not apply to any actions arising under the Securities Act or the Exchange Act.

The payment of dividends and repurchases of our stock is dependent on a number of factors, and future payments and repurchases cannot be assured.

The payment and amount of any future dividend and repurchase of common stock will be subject to the sole discretion of our Board of Directors and will be dependent on our current and future earnings, economic conditions, liquidity and capital requirements, legal requirements and other factors that our Board of Directors may deem relevant. Accordingly, we cannot make any assurance that future dividends will be paid or future repurchases will be made.

The requirements of being a public company in the United States and Australia may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

Our CDIs are currently listed on the ASX and we are registered as a foreign company in Australia. As such we need to ensure continuous compliance with relevant Australian laws and regulations, including the ASX Listing Rules and certain provisions of the Corporations Act.

Coronado Global Resources Inc. Form 10-K December 31, 2019 54

As a U.S. public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities laws, rules, and regulations. Compliance with these laws, rules, and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In the absence of a waiver from the ASX Listing Rules, these SEC periodic reports will be in addition to our periodic filings required by the ASX Listing Rules. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal, administrative or other proceedings against us and our business may be harmed.

Coronado Global Resources Inc. Form 10-K December 31, 2019 55

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Coronado Global Resources Inc. Form 10-K December 31, 2019 56

ITEM 2. PROPERTIES

We had an estimated 680 MMt of proven and probable coal reserves as of December 31, 2019. An estimated 238 MMt and 442 MMt of our proven and probable coal reserves are in Australia and the United States, respectively. Approximately 76% of our Australian Operations’ proven and probable coal reserves, or 181 MMt, are Met coal, composed of HCC, semi-hard coking coal, or SHCC, and pulverized coal injection, or PCI, coal. The remainder of our Australian Operations’ coal reserves are thermal coal. Approximately 83% of our U.S. Operations’ proven and probable coal reserves, or 365 MMt, are Met coal, composed of coal with high volatile content, or High-Vol (including sub-category A of High-Vol, or HVA, and sub-category B of High-Vol, or HVB), coal with medium volatile content, or Mid-Vol, and coal with low volatile content, or Low-Vol. The remainder of our U.S. Operations’ coal reserves are thermal coal.

The following maps show the locations of our mining properties in Australia and the United States, respectively.

Coronado Global Resources Inc. Form 10-K December 31, 2019 57

Coronado Global Resources Inc. Form 10-K December 31, 2019 58

The following is a summary of general characteristics about our mining properties as of December 31, 2019.

Mining Property (Status)	Location	Mine Type	Mining Method	Coal Type	Coal Seams of Economic Interest (Formation)	Average Coal Seam Thickness (Meters)
Curragh (Production)	Queensland, Australia (14 km north of the town of Blackwater)	Surface	Open-pit	HCC, SHCC, PCI, Thermal	Various (Rangal Coal Measures)	1.5 - 6.5
Buchanan (Production)	Buchanan County, VA (6.4 km southeast of Oakwood, VA)	Underground	Longwall	Low-Vol	Pocahontas #3 (Pocahontas Formation)	1.9
Logan (Production)	Boone, Logan and Wyoming Counties, WV (encompasses towns of Lorado, Pardee, Cyclone and Lacoma, WV)	Surface, Underground	Contour, Highwall, Bord-and-pillar	HVA, HVB, Thermal	Various (Kanawha Formation)	0.3 - 1.8
Greenbrier (Production)	Greenbrier and Nicholas Counties, WV (27 km northwest of Lewisburg, WV)	Surface, Underground	Auger, Contour, Highwall, Bord-and-pillar	Mid-Vol, PCI, Thermal	Pocahontas #6, #7, #8 (Pocahontas Formation); Various (New River Formation)	0.3 - 1.8
Pangburn-Shaner-Fallowfield (Development)	Allegheny, Washington and Westmoreland Counties, PA (22.5 km southeast of Pittsburgh, PA)	Underground(1)	Bord-and-pillar(1)	High-Vol, Thermal	Upper Freeport (Freeport Formation)	1.9
Amonate (Idle)	Tazewell County, VA and McDowell County, WV (16 km northwest of Tazewell, VA)	Underground	Bord-and-pillar	High-Vol, Mid-Vol, Low-Vol	Pocahontas #11 (Middle Lee Formation); Pocahontas #3, #4, #5 and Squire Jim (Pocahontas Formation)	0.8 - 1.8
Russell County (Development)	Russell and Tazewell Counties, VA (just north and west of Raven, VA)	Underground(1)	Bord-and-pillar(1)	High-Vol	Lower Castle (Norton Formation); Upper Horsepen (Middle Lee Formation)	0.8 - 1.8

(1)Proposed mine type and mining method.

Coronado Global Resources Inc. Form 10-K December 31, 2019 59

We control the coal mining rights across Curragh under the Tenements. The Tenements have expirations ranging from August 31, 2021 to July 31, 2044. With respect to certain of the Tenements, our rights to mine coal overlap with a petroleum tenure. Pursuant to the Mineral and Energy Resources (Common Provisions) Act 2014 (Qld), we are required to share information and coordinate our operations with the petroleum tenement holder. We do not believe that the presence of the overlapping petroleum tenure will restrict our coal mining operations at Curragh.

Subject to the exercise of our renewal rights thereunder, most of the leases at our U.S. mining properties expire upon exhaustion of the relevant reserves, which is expected to occur in 2048 at Buchanan; 2050 at Logan; 2067 at Greenbrier; 2070 at Pangburn-Shaner-Fallowfield; 2048 at Amonate; and 2051 at Russell County. One lease at Logan expires in 2032, but we expect to have mined the relevant reserves prior thereto. One lease at Greenbrier, covering approximately 2.4% of the total estimated reserves at Greenbrier, expires in 2020, and we are in negotiations with the lessor to extend this lease term.

Our right to commercially mine and recover coal reserves at Buchanan overlaps with the right of CNX Gas, LLC to commercially recover and develop coal gas interests from the mine area. We have entered into certain agreements with CNX Gas, LLC to regulate the interaction between, and coordinate, our respective operations.

We are not aware of any significant encumbrances or defects in title with respect to any of our mining properties. We believe we have secured all applicable environmental licenses and permits under applicable law and have all necessary permits and licenses regarding cultural heritage, native title and various other social issues. See Item 1. “Business—Regulatory Matters—Australia” for a discussion of the permitting conditions applicable to Curragh. See Item 1. “Business—Regulatory Matters—United States” for a discussion of the permitting conditions applicable to our U.S. Operations’ mining properties.

Coronado Global Resources Inc. Form 10-K December 31, 2019 60

The following table provides information about the principal equipment and facilities at, and infrastructure available to, our mining properties as of December 31, 2019.

			Transportation
Mining Property (Status)	Mining Equipment	Coal Preparation Plant Capacity (Raw Mt per Hour)
			Source of Power	Primary	Other	Export Facilities
Curragh (Production)	Draglines, Dozers, Excavators, Shovels, Trucks	1,200 and 1,300	On-site substation connected to main grid	Aurizon-operated Blackwater rail link	Pacific National rail line	RG Tanna Coal Terminal, WICET (Port of Gladstone)
Buchanan (Production)	Longwall Mining System, Continuous Miners	1,270	Electric utility company	Norfolk Southern rail line	Truck, Barge	Lamberts Point Coal Terminal Pier 6 (Hampton Roads, VA); CNX Terminal (Port of Baltimore)
Logan (Production)	Surface: Loaders, Shovel, Dozers, Trucks, Highwall Miner; Underground: Continuous Miners	1,089	Electric utility company	CSX rail line	Truck, Barge	Kinder Morgan Pier IX Terminal, DTA Terminal (Hampton Roads, VA); CNX Terminal (Port of Baltimore)
Greenbrier (Production)	Surface: Loaders, Dozers, Excavators, Trucks, Highwall Miner; Underground: Continuous Miner	544	Electric utility company	CSX rail line	Truck, Barge	Kinder Morgan Pier IX Terminal, DTA Terminal (Hampton Roads, VA); CNX Terminal (Port of Baltimore)
Pangburn-Shaner-Fallowfield (Development)	N/A	N/A	Electric utility company	Barge	CSX rail line, Truck	Kinder Morgan Pier IX Terminal (Hampton Roads, VA)
Amonate (Idle)	Continuous Miners	508	Electric utility company	Norfolk Southern rail line	Truck	Lamberts Point Coal Terminal Pier 6 (Hampton Roads, VA); CNX Terminal (Port of Baltimore)
Russell County (Development)	N/A	N/A	Electric utility company	Norfolk Southern rail line	Truck	Lamberts Point Coal Terminal Pier 6 (Hampton Roads, VA); CNX Terminal (Port of Baltimore)

Coronado Global Resources Inc. Form 10-K December 31, 2019 61

Generally, the mining equipment and facilities at our mining properties are in good condition. We focus on the long-term potential of each mining property and regularly monitor developments in the mining industry for technology improvements and new equipment that could help us increase efficiency and lower our costs. From time to time, we also update and improve other equipment and facilities to maintain their usefulness and optimize our competitiveness. We also partner with major vendors to replace equipment on a scheduled basis to maximize equipment productivity. As of December 31, 2019, the total book value for each of our operating mining properties and its associated plant and equipment, calculated in accordance with U.S. GAAP, was $856 million for Curragh; $374 million for Buchanan; $243 million for Logan; and $120 million for Greenbrier.

The following table shows total coal production at our operating mining properties for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(MMt)
Curragh	12.5	12.1 (1)	12.2
Buchanan	4.5	4.7	4.9
Logan	2.7	2.6	2.6
Greenbrier	0.6	0.7	0.5
Total	20.2	20.2	20.2

(1)Reflects production for the full year ended December 31, 2018. For the period following our acquisition of Curragh on March 29, 2018 through December 31, 2018, total coal production at Curragh was 9.3 MMt.

Coronado Global Resources Inc. Form 10-K December 31, 2019 62

Our development and idle mining properties represent potential future coal production in addition to that of our current operating mining properties. Prior owners extensively explored each of the development and idle mining properties using continuous coring and rotary drilling methods. Based on previous exploration and the experience of other historical operations in the respective regions in which the properties are located, we have determined that the target coal seams at each such property are relatively consistent, with little structural deformation, making extraction of coal therefrom potentially profitable. Consequently, a significant amount of the total reserves at each of Pangburn-Shaner-Fallowfield, Amonate and Russell County are classified at the higher “proven” assurance level.

We anticipate conducting further exploration at each of the development and idle mining properties. Because each property has been extensively explored, however, we do not expect that any exploration program will require multiple phases. Currently, we have developed a detailed five-year exploration plan at the Pangburn property, for which we have budgeted a total of $1,050,000. Under the plan, most of the exploration will be focused on geotechnical and coalbed methane assessments of the reserves, for which we estimate $146,000 will be required. Also, approximately $76,000 will be spent on quality analysis of all coal samples that penetrate the target seam. Continuous core drilling combined with downhole geophysical surveys will be the primary method of exploration, for which we estimate $828,000 will be required. We anticipate that further exploration of the reserve at the Pangburn property will be necessary.

Other than with respect to the Pangburn portion of the Pangburn-Shaner-Fallowfield development mining property, the Company has not developed any current detailed plans or budget to conduct further exploration on its development and idle mining properties. Presently, the Company has conceptual exploration plans for these properties, which include continuous core drilling combined with downhole geophysical surveys. The Company expects to conduct minimal exploration with respect to these properties prior to production, the earliest of which is scheduled to occur at the Amonate property in 2025. The Company anticipates that scheduled production at Russell County and the Shaner and Fallowfield portions of the Pangburn-Shaner-Fallowfield mining properties will begin in 2035, 2033 and 2029, respectively.

The exploration programs at all of our U.S. Operations’ development and idle properties will be funded through a corporate development budget and will be conducted under the supervision of Coronado’s Chief Geologist, Joe Wickline, BS (Geol.), West Virginia University; PBACC (Mining Eng.), University of Pittsburgh; PG—Pennsylvania (PG005198); SME Registered Member (4264656). Mr. Wickline plans and supervises all exploration projects and conducts geologic and geotechnical evaluations on reserves for Coronado’s U.S. Operations. His experience includes geologic modeling, quality forecasting and reserve calculations using ABB MineScape computer software. Mr. Wickline also provides direct support to the U.S. Operations through roof scoping, in-mine geologic mapping and hazard identification.

At our operating Curragh mine, we have planned a drilling and 2-D seismic exploration program to define a potential underground resource on existing MLs and/or MDL162 for use in a feasibility study. Exploration works commenced in the fourth quarter of 2019 and are planned to continue through 2020, with a budget of $3,300,000 for all activity, including: drilling and logging; coal quality and washability assessment; geotechnical and coalbed methane assessments; and geological and structural modeling.

The exploration program at Curragh will be conducted under the supervision of Curragh’s Resource Geologist, Susan Dippel Forster, MSc (Geol), MAusIMM. Ms. Dippel Forster plans and supervises all exploration projects, maintains the geology Geobank database, manages all of the Tenements and conducts geological evaluations on resources for Coronado’s Australian Operations. Her experience includes geological, structural and coal quality modeling using Vulcan computer software. Ms. Dippel Forster also provides direct support to the Australian Operations through provision of groundwater data and advice on the geological and groundwater models.

Coronado Global Resources Inc. Form 10-K December 31, 2019 63

The following table provides a summary of our proven and probable coal reserves as of December 31, 2019. With respect to the U.S. Operations, the U.S. QPs (as defined below) derived the reserve estimates as of December 31, 2019 by updating the reserve estimates as of December 31, 2018 prepared by the U.S. QPs to reflect appropriate reserve depletion and non-material deletion that occurred during 2019. Changes to the reserve estimates for the U.S. Operations as of December 31, 2019, when compared to the reserve estimates as of December 31, 2018, are in line with management expectations.

	Demonstrated Coal Reserves							Quality
	(Moist Basis, Washed or Direct Shipped, MMt)(1)(2)(3)							(Air-Dried Basis)
	Total	Proven(4)	Probable(5)	Owned	Leased	Assigned(6)	Unassigned(7)	Ash%	Sulfur%	VM%(8)
Australian Operations
Curragh	238	209	30	-	238	214	24	10.6%	0.4%	19.0%
	238	209	30	-	238	214	24
U.S. Operations
Buchanan	108	101	7	17	91	108	-	6.0%	0.7%	19.0%
Logan	86	58	28	-	86	86	-	10.0%	0.9%	33.0%
Greenbrier	20	10	10	-	20	20	-	7.0%	0.9%	25.0%
Pangburn-Shaner-Fallowfield	147	88	59	146	1	-	147	7.5%	1.1%	35.0%
Amonate	54	23	30	48	6	43	10	8.0%	0.7%	23.0%
Russell County	27	23	5	27	-	-	27	8.0%	0.9%	31.0%
Total	442	303	138	238	204	256	185
Grand Total	680	512	168	238	442	471	209

(1)Reported on a 10.0% moisture basis at Curragh and a 4.5% - 6.0% moisture basis at the mining properties within the U.S. Operations, in each case including a combination of surface moisture and inherent moisture.

(2)Reported on a recoverable basis, after giving effect to estimated dilution and losses during mining and processing, assuming 100% longwall mining recovery, 40% - 70% continuous miner recovery and 95% CPP efficiency.

(3)The ranges of coal sales prices used to estimate our proven and probable reserves at Curragh as of December 31, 2019 were $92 - $130 per Mt for Met coal and $54 - $100 per Mt for thermal coal. The ranges of Met coal sales prices used to estimate our proven and probable reserves at our U.S. Operations’ mining properties as of December 31, 2018 were: $79 - $126 per Mt for Buchanan; $84 - $142 per Mt for Logan; $90 - $147 per Mt for Greenbrier; $104 - $142 per Mt for Pangburn-Shaner-Fallowfield; and $100 - $148 per Mt for Amonate and Russell County. The range of thermal coal sales prices used to estimate our proven and probable reserves at Logan, Greenbrier and Pangburn-Shaner-Fallowfield as of December 31, 2018 was $56 - $68 per Mt. With respect to the U.S. Operations, the U.S. QPs derived the reserve estimates as of December 31, 2019 by updating the reserve estimates as of December 31, 2018 prepared by the U.S. QPs to reflect appropriate reserve depletion and non-material deletion that occurred during 2019.

(4)Estimated coal reserves were classified as proven reserves if they lay within 0.4 kilometers and 1.0 kilometers of a valid point of observation for our U.S. and Australian mining properties, respectively, resulting in an accuracy of plus or minus: 10% at Curragh; 21% at Buchanan; 20% at Logan; 19% at both Greenbrier and Pangburn-Shaner-Fallowfield; and 15% at both Amonate and Russel County.

(5)Estimated coal reserves were classified as probable reserves if they lay between 0.4 - 1.2 kilometers and 1.0 - 2.0 kilometers from a valid point of observation for our U.S. and Australian sites respectively, resulting in an accuracy of plus or minus: 20% at Curragh; 13% at Buchanan; 30% at Logan; 28% at Greenbrier; 17% at Pangburn-Shaner-Fallowfield; and 19% at both Amonate and Russell County.

(6)Assigned reserves represent recoverable coal reserves that were controlled and accessible at our operations as of December 31, 2019.

(7)Unassigned reserves represent coal reserves at currently non-producing locations that would require new mine development, mining equipment, or CPP facilities before operations could begin at the property.

(8) Volatile matter, or VM, percentage represents the mass of the components of coal, except for moisture, that are liberated from coal at high temperatures in the absence of air.

Coronado Global Resources Inc. Form 10-K December 31, 2019 64

Reserves are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

Proven (Measured) Reserves—Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves—Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Barry Saunders, B. App. Sc. (App. Geol.); MAusIMM(CP); MAIG, a director of QGESS Pty Ltd., prepared a coal resource estimate for Curragh. From this, Paul Wood, B. Eng.; MAusIMM(CP), who is employed full-time as the Senior Life of Mine Planner of our subsidiary, Coronado Curragh, prepared the estimates of proven and probable coal reserves at Curragh. Together, we refer to them as the Australian QPs. K. Scott Keim, CPG, and Justin S. Douthat, PE, MBA, of Marshall Miller & Associates, Inc., whom we refer to as the U.S. QPs, prepared the estimates of proven and probable coal reserves at each of the U.S. Operations’ mining properties as of December 31, 2018, which the U.S. QPs updated to reflect reserve depletion and non-material deletion that occurred during 2019. We refer to the Australian QPs and the U.S. QPs, collectively, as the QPs.

The QPs estimated our proven and probable coal reserves in accordance with SEC Industry Guide 7 considering “modifying factors,” including mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. Estimates within the proven category have the highest degree of assurance, while estimates within the probable category have only a moderate degree of geologic assurance. Further exploration is necessary to place probable reserves into the proven reserve category.

The QPs estimated coal reserves at each of our mining properties using historical geotechnical data available from numerous entities over time. Most of this information was obtained prior to our acquisition of the properties, using varying drilling and core-logging techniques, survey methods and testing procedures. As a result, in verifying such data, the QPs made certain assumptions about the adequacy of the processes performed and comparability of the data based on their professional experience and familiarity with the applicable property. The QPs then developed geological models for each of the properties using cut-off parameters for classifying reserves based on the geotechnical data they reviewed, their experience with coal mining in the applicable region and, for the production stage properties, results of mining operations.

Our staff of geologists and engineers worked with the QPs throughout this process and provided data from our own exploration and operating activities at the properties. We have internal control procedures, including internal verification of input data and geological modelling, subject to multi-level review, to help ensure the validity of the data.

The pricing information used to estimate our proven and probable coal reserves was based on prices under our existing contracts and price forecasts. Below is a description of some of the factors that could affect price forecasts for metallurgical and thermal coal products on a mine-by-mine and product-by-product basis. Differences between the assumptions and analyses included in the price forecasts and realized factors could cause actual pricing to differ from the forecasts.

Metallurgical. Several factors can influence Met coal supply and demand and pricing. Demand is impacted by economic conditions and demand for steel, and is also impacted by competing technologies used to make steel, some of which do not use coal as a manufacturing input. Competition from other types of coal is also a key price consideration and can be impacted by coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support and reliability of supply.

Seaborne Met coal import demand can be significantly impacted by the availability of local coal production, particularly in leading Met coal import countries such as China and India, among others, as well as country-specific policies restricting or promoting domestic supply. The competitiveness of seaborne Met coal supply from leading Met coal exporting countries, such as Australia, the United States, Russia, Canada and Mongolia, among others, is also an important price consideration.

In addition to the factors noted above, the prices which may be obtained at each individual mine or future mine can be impacted by factors such as (i) the mine’s location, which impacts the total delivered energy costs to its customers, (ii) quality characteristics, particularly if they are unique relative to competing mines, (iii) assumed transportation costs and (iv) other mine costs that are contractually passed on to customers in certain commercial relationships.

Coronado Global Resources Inc. Form 10-K December 31, 2019 65

Thermal. Several factors can influence thermal coal supply and demand and pricing. Demand is sensitive to total electric power generation volumes, which are determined in part by the impact of weather on heating and cooling demand, inter-fuel competition in the electric power generation mix, changes in capacity (additions and retirements), inter-basin or inter-country coal competition, coal stockpiles and policy and regulations. Supply considerations impacting pricing include reserve positions, mining methods, strip ratios, production costs and capacity and the cost of new supply (new mine developments or extensions at existing mines).

The cost information that the QPs used to estimate our proven and probable reserves were generally internal projected future costs based on historical costs and expected future trends. The estimated costs normally include mining, processing, transportation, royalty, tax and other mining-related costs. Our estimated mining and processing costs reflect projected changes in prices of consumable commodities (mainly diesel fuel, natural gas, explosives and steel), labor costs, geological and mining conditions, targeted product qualities and other mining-related costs. Estimates for other sales-related costs (mainly transportation, royalty and tax) are based on contractual prices or fixed rates. Specific factors that may impact the cost at our various operations include:

•Geological settings. The geological characteristics of each mine are among the most important factors that determine the mining cost. Our geology department conducts the exploration program and provides geological models for the life-of-mine process. Coal seam depth, thickness, dipping angle, partings and quality constrain the available mining methods and size of operations. Shallow coal is typically mined by surface mining methods by which the primary cost is overburden removal. Deep coal is typically mined by underground mining methods where the primary costs include coal extraction, conveyance and roof control.

•Scale of operations and the equipment sizes. For surface mines, our dragline systems generally have a lower unit cost than truck-and-shovel systems for overburden removal. The longwall operations generally are more cost effective than bord-and-pillar operations for underground mines.

•Commodity prices. For surface mines, the costs of diesel fuel and explosives are major components of the total mining cost. For underground mines, the steel used for roof bolts represents a significant cost. Commodity price forecasts are used to project those costs in the financial models we use to establish our reserves.

•Target product quality. By targeting a premium quality, product, our mining and processing processes may experience more coal losses. By lowering product quality the coal losses can be minimized and therefore a lower cost per Mt can be achieved. In our mine plans, the product qualities are estimated to correspond to existing contracts and forecasted market demands.

•Transportation costs. We have entered into arrangements with third parties to gain access to transportation infrastructure and services where required, including rail carriers and port owners. Where coal is exported or sold other than at the mine gate, the costs associated with these arrangements represent a significant portion of both the total cost of supplying coal to customers and of our production costs. As a result, the cost of transportation is not only a key factor in our cost base but also in the purchasing decision of customers. Our transportation costs vary by region. Our U.S. Operations’ domestic contracts are generally priced F.O.R. at the mine with customers bearing the transportation costs from the mine to the applicable end user. For direct sales from our U.S. Operations to export customers, we hold the transportation contract and are responsible for the cost to the export facility, and the export customer is responsible for the transportation/freight cost from the export facility to the destination. For sales of Curragh thermal coal to Stanwell, Stanwell is responsible for the transport of coal to the Stanwell Power Station. Our Australian Operations typically sell export Met coal F.O.B., with the customer paying for transportation from the outbound shipping port. Our Australian Operations generally contract for port and rail capacity via long-term take-or-pay contracts. Our U.S. Operations generally enter into quarterly or spot contracts for port and rail access; however, we do have a long-term take-or-pay agreement for terminal services at Kinder Morgan Pier IX Terminal in Hampton Roads, Virginia. See Item 1. “Business—Transportation” for more information regarding these agreements.

Coronado Global Resources Inc. Form 10-K December 31, 2019 66

•Royalty costs. As conditions to certain of the Tenements, Curragh is subject to royalties payable to the Queensland government of 7.0% of revenues from coal sales to Stanwell (which could increase as described in Item 1. “Business—Regulatory Matters—Australia—Mineral Resources Act 1989 (Qld)”) and 8.22% - 10.42% of revenues from exported coal. These royalties are in addition to the Stanwell rebate, as described in Item 1. “Business—Customers—Australia Sales and Marketing—Stanwell.” Additionally, if MDL 162 advances from development to production, we would be required to pay under a private royalty deed a base royalty of A$0.50 per Mt of coal and a royalty of A$0.70 for every Mt of SHCC produced above 2.5 MMt per year. Royalty costs at our U.S. Operations are based upon contractual agreements for the coal leased from private owners and vary from property to property and by the type of mine (i.e., surface or underground). The royalty rates under leases at our U.S. Operations range between 3% - 9% of revenues from coal sales. Under some of the leases, we are required to pay minimum royalties, regardless of production, and/or “wheelage fees” (i.e., fees payable on coal mined and removed from properties other than the particular leasehold and hauled across the leasehold premises). Additionally, as part of the agreement we reached with CONSOL Energy to acquire Buchanan and certain other assets in 2016, we agreed to pay CONSOL Energy a royalty of 20% of the gross sales price on all coal mined from the Buchanan mine complex and sold or shipped to a location outside the United States and Canada, where the actual sales price that we receive exceeds certain agreed benchmarks. The royalty payments are triggered where the gross sales price per Mt of coal exceeds the following thresholds: from April 1, 2016 to March 30, 2017, $82.67; from March 31, 2017 to March 30, 2018, $86.81; from March 31, 2018 to March 30, 2019, $91.15; from March 31, 2019 to March 30, 2020, $95.70; and from March 31, 2020 to March 31, 2021, $100.49.

•Black lung, severance and reclamation taxes. Our U.S. Operations are subject to a federal black lung excise tax on coal sold domestically. As of December 31, 2019, the federal black lung excise tax is $0.50 per Mt for underground mining and $0.25 per Mt for surface and highwall mining. Our U.S. Operations are also subject to a federal reclamation tax of $0.12 per Mt for underground mining and $0.28 per Mt for surface and highwall mining. Additionally, Buchanan is, and Amonate and Russell County would be, subject to a Virginia reclamation tax of $0.05 per Mt (which amount is contributed to a state-funded bond pool) and a Virginia severance tax of 2% for all coal sold. Logan and Greenbrier are subject to a West Virginia reclamation tax of $0.28 per Mt and a West Virginia severance tax of 1.0% - 5.0% of revenues for all coal produced. Amonate would also be subject to West Virginia reclamation and severance taxes to the extent that it produces any coal from those parts of the property that lie within West Virginia. Pangburn-Shaner-Fallowfield would not be subject to state reclamation or severance taxes, as neither are required under Pennsylvania law.

•Exchange rates. Costs related to our Australian Operations are predominantly denominated in A$, while the coal that our Australian Operations export is sold in US$. As a result, A$-US$ exchange rates impact the U.S. dollar cost of our Australian Operations’ production.

Based on their mine-by-mine and product-by-product evaluations of the estimated prices for our coal, and the costs and expenses of mining and selling our coal, the QPs concluded our reserves were economically recoverable. With respect to the U.S. Operations, the U.S. QPs derived the reserve estimates as of December 31, 2019 by updating the reserve estimates as of December 31, 2018 prepared by the U.S. QPs to reflect appropriate reserve depletion and non-material deletion that occurred during 2019. We periodically update our coal reserve estimates to reflect production of coal from those reserves and new drilling or other data received. Accordingly, our coal reserve estimates will change from time to time to reflect the effects of our mining activities, analysis of new engineering and geological data, changes in coal reserve holdings, modification of mining methods and other factors.

During 2018, the SEC adopted amendments to modernize the property disclosure requirements for mining registrants and related guidance under the Securities Act and the Exchange Act. The final rules provide a three-year transition period, and we will be required to comply with the new rules for the fiscal year beginning on January 1, 2021. We are in the process of assessing the impact the new rules will have on our disclosures.

Coronado Global Resources Inc. Form 10-K December 31, 2019 67

ITEM 3. LEGAL PROCEEDINGS.

We are subject to various legal and regulatory proceedings from time to time in the normal course of business. For a description of our significant legal proceedings refer to Note 25. “Contingencies” to the consolidated financial statements included in Part II—Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which information is incorporated by reference herein.

Coronado Global Resources Inc. Form 10-K December 31, 2019 68

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

Information pertaining to mine safety matters is included in Exhibit 95.1 attached to this Annual Report on Form 10-K. The disclosures reflect the United States mining operations only, as these requirements do not apply to our mines operated outside the United States.

Coronado Global Resources Inc. Form 10-K December 31, 2019 69

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our CDIs, each representing one-tenth of one share of our common stock, have been listed on the ASX under the trading symbol “CRN” since October 23, 2018. Prior to such time, there was no public market for our securities. There is no principal market in the United States for our CDIs or shares of our common stock.

Holders

As of December 31, 2019 we had 96,651,692 shares of our common stock issued and outstanding with 3,913 holders of record. The holders included CHESS Depositary Nominees Pty Limited, which held 19,343,588 shares of our common stock in the form of CDIs on behalf of the CDI holders; there were 3,912 registered owners of our CDIs on December 31, 2019.

Series A Preferred Share

On September 20, 2018, we issued the Series A Share to Coronado Group LLC, at par value. The offer, sale, and issuance of the Series A Share were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of the Series A Share acquired the Series A Share for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the Series A Share.

Dividends

The payment of dividends is at the discretion of the Board of Directors. The decision as to whether or not a dividend will be paid will be subject to a number of considerations including the general business environment, operating results, cash flows, future capital requirements, regulatory restrictions and any other factors the Board of Directors may consider relevant.

Our objective in setting our dividend policy is to deliver stockholder returns while maintaining flexibility to pursue our strategic initiatives within a prudent capital structure. Our dividend policy is to distribute between 60% and 100% of available free cash. However, the Company intends to pay out 100% of free cash flow relating to the period from Settlement to December 31, 2019. Available free cash is defined as net cash from operating activities less capital expenditure, acquisition expenditure, amounts reserved for capital expenditure and acquisition expenditure and amounts required for debt servicing. In circumstances where there is surplus available free cash, at the discretion of our Board of Directors and in light of business and market conditions, we may consider the potential for additional stockholder returns through special dividends and share buy-backs as part of its broader capital management strategy.

Summary Description of the Company’s Non-Stockholder Approved Equity Compensation Plans

The Company does not have any non-stockholder approved equity compensation plans.

Recent Sales of Unregistered Securities

We did not issue any shares of our common stock in a transaction that was not registered under the Securities Act during the three months ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We had no repurchases of equity securities for the three months ended December 31, 2019.

Coronado Global Resources Inc. Form 10-K December 31, 2019 70

ITEM 6. SELECTED FINANCIAL DATA.

The following tables present the selected consolidated financial and operating data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 of the Company. We derived the selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 from our audited consolidated financial statements. The financial and operating data for the year ended December 31, 2018 includes the data for Coronado Curragh Pty Ltd, or Coronado Curragh, since the date of the acquisition, March 29, 2018. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in Item 8. “Financial Statements and Supplementary Data”.

Statement of operations data:	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per share amounts)
Revenue	2,215,748	1,980,504	768,244	437,251	227,685
Total costs and expenses	1,758,945	1,647,424	616,479	401,197	283,324
Operating income (loss)	456,803	333,080	151,765	36,054	(55,639)
Interest income (expense), net	(39,294)	(57,978)	(9,955)	(98)	(57)
Other, net	2,649	(27,216)	473	376	446
Loss on debt extinguishment	—	(58,085)	—	—	—
Total other income, net	(36,645)	(143,279)	(9,482)	278	389
Net income (loss) before tax	420,158	189,801	142,283	36,332	(55,250)
Income tax (expense) / benefit	(114,681)	(75,212)	—	—	—
Net income	305,477	114,589	142,283	36,332	(55,250)
Less: Net loss attributable to noncontrolling interest	(61)	(92)	(70)	(133)	(8)
Net income (loss) attributable to stockholders	305,538	114,681	142,353	36,465	(55,242)
Net income (loss) per share—basic and diluted	3.16	0.21	—	—	—
Cash dividend declared per share—basic and diluted	4.22	—	—	—	—

Balance Sheet Data:	December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per share amounts)
Total assets	2,214,854	2,209,564	951,792	1,050,292	439,819
Asset retirement obligations	131,774	125,791	56,429	51,849	24,803
Long term obligations	930,707	577,355	238,207	104,455	72,830
Total equity	867,941	1,253,808	633,300	874,126	337,724

For the year ended December 31, 2018, earnings per share, or EPS, was calculated based on the 96,651,692 shares of common stock as if they had been outstanding from January 1, 2018 and is considered pro forma in nature.

Coronado Global Resources Inc. Form 10-K December 31, 2019 71

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

Our results for the year ended December 31, 2019 benefited from (1) the continued strength for metallurgical coal pricing during the first half of the year as seaborne coking coal markets remained well balanced, supported by moderate growth in global steel production and (2) the inclusion of a full year’s operating performance for Curragh since it was acquired on March 29, 2018. However, the second half of the year presented several challenges as market conditions deteriorated due to a decline in global steel demand and oversupply of metallurgical coal production which resulted in the lowest premium low volume, or PLV, hard coking coal pricing in three years. By the end of 2019, PLV F.O.B prices declined 28% since the end of June from $195 per Mt to $140 per Mt at the end of December. Despite these challenges, the Curragh mine had its best sales year on record, underpinned by further gains in the operational efficiency of our dragline fleet and enhanced CHPP reliability. The planned September maintenance shutdown, which was extended into early October, contributed with the overall reliability of the plant infrastructure.

The unresolved trade discussions between the United States and China adversely impacted our U.S. Operations with significantly reduced coal shipments to China in the third and fourth quarters. The combination of the China tariffs and materially low prices in the fourth quarter further reduced shipments to China which resulted in substantial increases in inventory volumes at Buchanan. On January 15, 2020, the United States and China signed a trade agreement which requires China to import a wide range of products from the United States including metallurgical coal. We expect the trade agreement will result in increased shipments to the Chinese market from our U.S. Operations beginning in the first or second quarter of 2020. In addition, seaborne markets have shown signs of stabilization and the U.S. China trade agreement is expected to stimulate global demand for steel and seaborne coking coal.

Our Australian Operations located in Queensland continued to perform well as production and sales volumes in 2019 exceeded the comparative pro forma volumes for 2018. Metallurgical coals sales volume increased 9.2% year on year (pro forma) and represented 74% of total sales volumes from Curragh. Mining cost per ton decreased 15.9% and operating costs per ton decreased 10.7% year on year (pro forma) benefiting from cost management and favorable exchange rates. In 2019, we began initial plans to expand Curragh’s surface production volumes from the existing reserve base and expect to maintain or improve Curragh’s competitive position in the market.

Our U.S. Operations’, consisting of the Buchanan, Logan and Greenbrier mining complexes located in Virginia and West Virginia, combined financial performance for 2019 exceeded the prior year despite soft market conditions and the escalation of the U.S. China trade dispute in the second half 2019. Buchanan reported lower sales volumes of 0.6 MMt, or 12.5% less than the previous year combined with soft market pricing in the second half 2019, which negatively impacted Buchanan’s results. However, stronger cost management kept mining costs per ton in balance with the previous year.

Logan’s results improved compared to the prior year reflecting stronger contract fixed pricing position in 2019 as metallurgical realization price per ton improved 28.2% over 2018 providing some cover from soft market conditions in the second half of 2019. Operationally, we continue to expand metallurgical coal production at Logan as we started production at a new underground mine and expanded our preparation plant capacity in the second half of 2019. In addition to the soft market conditions in the second half of 2019, Greenbrier experienced difficult mining conditions as mining costs per ton were significantly higher year on year. In 2019, Greenbrier changed production plans for future periods to minimize the impact of adverse geology and lower mining costs. In 2019, we began initial plans to develop our Pangburn-Shaner-Fallowfield coal reserves located in Pennsylvania.

In 2019, we produced and sold 20.2 MMt and 19.9 MMt of coal, respectively, from continuing operations. Metallurgical coal represented 79% our sales volume. Thermal sales represented the remaining 21% of our sales volume, primarily driven by a legacy contract with Stanwell assumed in the Curragh acquisition. As the evolution of Coronado continues, we are well positioned at our Australian Operations and U.S. Operations for volatile markets and future growth.

In accordance with Accounting Standards Codification, or ASC, 280, Segment Reporting, we have adopted the following reporting segments: Curragh; Buchanan; Logan; and Greenbrier. In addition, “Other and Corporate” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2019 72

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

Corporate Reorganization Transaction

During the year ended December 31, 2018, the Company and Coronado Group LLC completed a common control reorganization of their legal entity structure, which we refer to as the Reorganization Transaction. Prior to the Reorganization Transaction in August 2018, Coronado Group HoldCo LLC, the holding company of our Australian Operations, was a wholly-owned subsidiary of Coronado Group LLC.

The Company is a corporation for U.S. federal and state income tax purposes. The Company’s accounting predecessor, Coronado Group LLC, was and is treated as a pass-through entity for U.S. federal income tax purposes and as such, has generally not been subject to U.S. federal income tax at the entity level.

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

Australian IPO

On October 23, 2018, we completed the Australian IPO, pursuant to which the Company issued and sold the equivalent of 16,651,692 shares of common stock in the form of CDIs and the EMG Group sold the equivalent of 2,691,896.4 shares of common stock in the form of CDIs.

Results of Operations

How We Evaluate Our Operations

We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our coal sales contracts, for which prices generally are set based on daily index averages, on a quarterly basis or annual fixed price contracts.

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. These financial and operating metrics include: (i) safety and environmental metrics; (ii) total sales volumes and average realized price per Mt sold, which we define as total coal revenues divided by total sales volume; (iii) Met sales volumes and average realized Met price per Mt sold, which we define as Met coal revenues divided by Met sales volume; (iv) average segment mining costs per Mt sold, which we define as mining costs divided by sales volumes for the respective segment; and (v) average segment operating costs per Mt sold, which we define as segment operating costs divided by sales volumes for the respective segment.

Coal revenues are shown on our statement of operations and comprehensive income exclusive of other revenues. Generally, export sale contracts for our Australian Operations require us to bear the cost of freight from our mines to the applicable outbound shipping port, while freight costs from the port to the end destination are typically borne by the customer. Sales to the export market from our U.S. Operations are generally conducted through an intermediary where title to the coal passes to the intermediary at the mine load out similar to a domestic sale. For our domestic sales, customers typically bear the cost of freight. As such, freight expenses are excluded from cost of coal revenues to allow for consistency and comparability in evaluating our operating performance.

We evaluate our mining cost on a cost per metric ton basis. Mining costs, a non-GAAP measure, is based on reported cost of coal revenues, which is shown on our statement of operations and comprehensive income exclusive of freight

Coronado Global Resources Inc. Form 10-K December 31, 2019 73

expense, Stanwell rebate, other royalties, depreciation, depletion and amortization and selling, general and administrative expenses, adjusted for other items that do not relate directly to the costs incurred to produce coal at mine. Mining costs excludes these cost components as our CODM does not view these costs as directly attributable to the production of coal. Mining costs is used as a supplemental financial measure by management, providing an accurate view of the costs directly attributable to the production of coal at our mining segments, and by external users of our financial statements, such as investors, industry analysts and ratings agencies, to assess our mine operating performance in comparison to the mine operating performance of other companies in the coal industry.

Adjusted EBITDA, a non-GAAP measure, is defined as earnings before interest, tax, depreciation, depletion and amortization, other foreign exchange losses and loss on debt extinguishment. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. A reconciliation of Adjusted EBITDA to its most directly comparable measure under U.S. GAAP is included below. In addition, we present Adjusted EBITDA on a supplemental pro forma basis. A reconciliation of Adjusted EBITDA, on a pro forma basis, to its most directly comparable measure under U.S. GAAP is included below.

Segment Adjusted EBITDA is defined as Adjusted EBITDA by operating and reporting segment, adjusted for certain transactions, eliminations or adjustments that our CODM does not consider for making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements such as investors, industry analysts and lenders to assess the operating performance of the business.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Summary

The financial and operational highlights for the year ended December 31, 2019:

•Sales volume totaled 19.9 MMt for the year ended December 31, 2019, 2.5 MMt higher than the year ended December 31, 2018, predominantly due to the acquisition of Curragh on March 29, 2018 and realizing a full year of operations in 2019 from Curragh. Sales volumes in the second half of 2019, were impacted by reduced production due to scheduled mine and rail maintenance at Curragh and by reduced shipments from Buchanan to China due to increased import tariffs on U.S. coal.

•Net income increased by $190.9 million, from $114.6 million for the year ended December 31, 2018, to $305.5 million for the year ended December 31, 2019, reflecting increases in operating income, predominantly due to a full years operation of Curragh, lower interest expense, no loss on debt extinguishment of $58.1 million in 2018 and lower selling, general and administrative and other expenses, partially offset by higher income tax expense.

•Adjusted EBITDA for the year ended December 31, 2019 totaled $634.2 million, an increase of $157.2 million, from Adjusted EBITDA of $477.0 million for the year ended December 31, 2018, predominantly due to the full year operation of Curragh since acquisition.

•Cash generated from operating activities of $477.4 million for the year ended December 31, 2019, an increase of $112.6 million from $364.8 million for the year ended December 31, 2018 predominately due to the full twelve-month contribution of earnings from Curragh. This was partially offset by an increase in capital expenditures to $183.3 million from $114.3 million for the years ended December 31, 2019 and 2018, respectively.

•During the year ended December 31, 2019, the Company paid dividends and other distributions of $696.1 million, which was funded by available cash and external borrowings. As at December 31, 2019 the Company had $330.0 million of external borrowings outstanding.

•As of December 31, 2019, Coronado had cash of $26.3 million (excluding restricted cash) and $220.0 million of availability under the Syndicated Facility Agreement.

Coronado Global Resources Inc. Form 10-K December 31, 2019 74

	For Year ended December 31,
	($ in thousands)
	2019	2018	Change	%
Revenues:
Coal revenues	2,174,339	1,945,600	228,739	11.8%
Other revenues	41,409	34,904	6,505	18.6%
Total revenues	2,215,748	1,980,504	235,244	11.9%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	1,047,359	991,994	55,365	5.6%
Depreciation, depletion and amortization	176,461	162,117	14,344	8.8%
Freight expenses	166,729	117,699	49,030	41.7%
Stanwell rebate	175,318	127,692	47,626	37.3%
Other royalties	157,016	181,715	(24,699)	(13.6%)
Selling, general, and administrative expenses	36,062	66,207	(30,145)	(45.5%)
Total costs and expenses	1,758,945	1,647,424	111,521	6.8%
Operating income	456,803	333,080	123,723	37.1%
Other income (expenses):
Interest expense, net	(39,294)	(57,978)	18,684	(32.2%)
Loss on debt extinguishment	—	(58,085)	58,085	(100.0%)
Other, net	2,649	(27,216)	29,865	(109.7%)
Total other income (expense), net	(36,645)	(143,279)	106,634	(74.4%)
Net income before tax	420,158	189,801	230,357	121.4%
Income tax expense	(114,681)	(75,212)	(39,469)	52.5%
Net income	305,477	114,589	190,888	166.6%
Less: Net loss attributable to noncontrolling interest	(61)	(92)	31	(33.7%)
Net income attributable to Coronado Global Resources Inc.	305,538	114,681	190,857	166.4%

Coal Revenues

Coal revenues were $2,174.3 million for the year ended December 31, 2019, an increase of $228.7 million, as compared to $1,945.6 million for the year ended December 31, 2018. Curragh contributed $294.1 million in additional coal revenues for the year ended December 31, 2019 compared to the comparative partial period which includes coal revenues since its acquisition on March 29, 2018 through December 31, 2018. The positive revenue performance, which was largely a result of increased sales volumes from Curragh, was partially offset by the adverse impacts of lower average realized Met coal price of $128.8 per Mt sold for the year ended December 31, 2019, $9.8 per Mt below the realized price for year ended December 31, 2018 of $138.6 per Mt sold.

Other Revenues

Other revenues were $41.4 million for the year ended December 31, 2019, an increase of $6.5 million, as compared to $34.9 million for the year ended December 31, 2018. The increase is predominantly related to Curragh, which recorded an additional $5.6 million amortization of the Stanwell CSA liability (recognized on acquisition of Curragh) for the year ended December 31, 2019 as a result of higher thermal coal sales volumes to Stanwell.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues are comprised of costs directly related to produced tons sold, including changes to coal inventory including volume and carrying value of coal inventory. Cost of coal revenues include items such as employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues were $1,047.4 million for the year ended December 31, 2019, an increase of $55.4 million, as compared to $992.0 million for the year ended December 31, 2018. Of this increase $131.2 million was attributable to Curragh which had a full twelve-month contribution of costs in 2019 compared to a partial post acquisition period from March 29, 2018 in the comparative period. Partially offsetting this increase were (1) lower mining cost at our U.S. Operations, a decrease of $37.0 million compared to 2018, due to lower sales volume, (2) favorable average foreign exchange rate on translation of the Curragh operations of A$/US$: 0.69 versus 0.74 for the year ended December 31, 2019 compared to the same period in 2018 and (3) the unwind of a $21.4 million fair value adjustment recognized to coal inventories on acquisition of Curragh that was unwound during the year ended December 31, 2018.

Coronado Global Resources Inc. Form 10-K December 31, 2019 75

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $176.5 million for the year ended December 31, 2019, an increase of $14.4 million, as compared to $162.1 million for the year ended December 31, 2018. The increase was primarily a result of Curragh’s additional contribution for the year ended December 31, 2019 compared to the comparative period given Curragh was acquired on March 29, 2018 and higher capital expenditure during the year ended December 31, 2019 compared to the prior year.

Freight Expenses

Freight expenses totaled $166.7 million for the year ended December 31, 2019, an increase of $49.0 million, as compared to $117.7 million for the year ended December 31, 2018. The increase is primarily due to additional freight expenses of $42.4 million in 2019 attributable to Curragh which had lower freight expenses in 2018 given it was only acquired on March 29, 2018. Partially offsetting this increase was a favorable average foreign exchange rate on translation of the Curragh operations for the year ended December 31, 2019 compared to the same period in 2018. In addition, the U.S. Operations incurred higher freight expenses related to certain contract sales in 2019 that required us to arrange delivery which did not exist in 2018.

Other Royalties

Other royalties were $157.0 million for the year ended December 31, 2019, a decrease of $24.7 million, as compared to $181.7 million for the year ended December 31, 2018. The decrease is primarily due to lower CONSOL Energy royalty of $ 36.7 million, related to mark-to-market adjustment and one less year remaining in the contingent payment period. The decrease was partially offset by a full year of Curragh operations in 2019.

Stanwell Rebate

The Stanwell rebate was $175.3 million for the year ended December 31, 2019, an increase of $47.6 million, as compared to $127.7 million for the year ended December 31, 2018. The increase is primarily due to a full year ownership of Curragh in 2019, post-acquisition on March 29, 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative costs were $36.1 million for the year ended December 31, 2019, a decrease of $30.1 million, as compared to $66.2 million for the year ended December 31, 2018. The decrease was primarily due to one-off, non-recurring costs incurred in relation to the Curragh acquisition in 2018 relating to stamp duty of $30.2 million (A$43.0 million).

Interest Expense, net

Interest expense, net of interest income, was $39.3 million for the year ended December 31, 2019, a decrease of $18.7 million, as compared to interest expense of $58.0 million for the year ended December 31, 2018. In 2018, the Company incurred interest expense of $42.7 million which largely related to a $700 million term loan that was established for the Curragh acquisition. This $700 million term loan was fully repaid on October 24, 2018 and replaced with the Syndicated Facility Agreement. Interest expense relating to amount drawn under the Syndicated Facility Agreement was $6.3 million for 2019. This decrease was partially offset by the accretion of the deferred consideration liability, recognized on the purchase of the SRA, on August 14, 2018, for the year ended December 31, 2019 which was $7.3 million higher compared to the year ended December 31, 2018 which only included accretion for part of the year.

Loss on Debt Extinguishment

For the year ended December 31, 2018, the Company recognized a loss on debt extinguishment of $58.1 million relating to the extinguishment of a term loan that occurred in conjunction with the Curragh acquisition on March 29, 2018. There was no debt extinguishment cost for the year ended December 31, 2019.

Other, Net

Other, net was an income of $2.6 million for the year ended December 31, 2019, an increase of $29.9 million, as compared to $27.2 million expense for the year ended December 31, 2018. This favorable variance is primarily comprised of non-recurring costs incurred in 2018 related to $15.7 million loss on the settlement of a foreign exchange swaps recognized at the time of the Curragh acquisition, fair value adjustment of $4.9 million on interest rate swaps that were in place during the year ended December 31, 2018 and favorable average foreign exchange rate on translation of the Curragh operations from A$ to US$ for the year ended December 31, 2019 compared to the same period in 2018.

Coronado Global Resources Inc. Form 10-K December 31, 2019 76

Income tax expense

Income tax expense of $114.7 million for the year ended December 31, 2019 increased $39.5 million, as compared to $75.2 million for the year ended December 31, 2018. The 2019 income tax expense is based on an effective tax rate of 27.3%. The 2018 period included $40.5 million deferred tax recognized as a result of the Reorganization Transaction.

Coronado Global Resources Inc. Form 10-K December 31, 2019 77

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Summary

The financial and operational highlights for the Year Ended December 31, 2018:

•We acquired Curragh on March 29, 2018. Financial results for Curragh are included from March 29, 2018 within the financial information for our financial statements.

•Mt sold totaled 17.4 million for the year ended December 31, 2018, or 8.9 MMt higher than the year ended December 31, 2017, primarily due to the acquisition of Curragh.

•Coal markets remained strong throughout 2018 as revenues averaged $21.35 per Mt higher in 2018 as compared to 2017, primarily due to strong global demand and tighter supply dynamics.

•Net income decreased by $27.7 million, from $142.3 million for the year ended December 31, 2017, to $114.6 million for the year ended December 31, 2018, reflecting increases in operating income, more than offset by increases in interest expense, loss on debt extinguishment, other and income tax expense.

•Adjusted EBITDA for the year ended December 31, 2018 totaled $477.0 million, an increase of $249.3 million, from $227.7 million for the year ended December 31, 2017, driven by factors mentioned above, including nine months of earnings of Curragh since the date of acquisition on March 29, 2018.

•Net cash provided by operating activities of $364.8 million was partially offset by capital expenditures of $114.3 million.

•As of December 31, 2018, we had cash of $124.7 million (excluding restricted cash) and $350.0 of undrawn facility available under the Syndicated Facility Agreement.

•Borrowings, excluding capital finance leases, outstanding from December 31, 2017 and additional funds borrowed for the Curragh acquisition in 2018 were fully repaid in October 2018.

	For Year ended December 31,
	($ in thousands)
	2018	2017	Change	%
Revenues:
Coal revenues	1,945,600	756,385	1,189,215	157.2%
Other revenues	34,904	11,859	23,045	194.3%
Total revenues	1,980,504	768,244	1,212,260	157.8%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	991,994	463,638	528,356	114.0%
Depreciation, depletion and amortization	162,117	75,503	86,614	114.7%
Freight expenses	117,699	15,880	101,819	641.2%
Stanwell rebate	127,692	—	127,692	100.0%
Other royalties	181,715	39,665	142,050	358.1%
Selling, general, and administrative expenses	66,207	21,793	44,414	203.8%
Total costs and expenses	1,647,424	616,479	1,030,945	167.2%
Operating income	333,080	151,765	181,315	119.5%
Other income (expenses):
Interest expense, net	(57,978)	(9,955)	(48,023)	482.4%
Loss on debt extinguishment	(58,085)	—	(58,085)	100.0%
Other, net	(27,216)	473	(27,689)	(5,853.9%)
Total other income (expense), net	(143,279)	(9,482)	(133,797)	1,411.1%
Net income before tax	189,801	142,283	47,518	33.4%
Income tax expense	(75,212)	—	(75,212)	100.0%
Net income	114,589	142,283	(27,694)	(19.5%)
Less: Net loss attributable to noncontrolling interest	(92)	(70)	(22)	31.4%
Net income attributable to Coronado Global Resources Inc.	114,681	142,353	(27,672)	(19.4%)

Coronado Global Resources Inc. Form 10-K December 31, 2019 78

Coal Revenues

Coal revenues were $1,945.6 million for the year ended December 31, 2018, an increase of $1,189.2 million, as compared to $756.4 million for the year ended December 31, 2017. The addition of Curragh contributed $1,136.1 million in coal revenues for the year ended December 31, 2018 that were not included within coal revenues for the year ended December 31, 2017. Coal revenues for our operating segments in the United States (Buchanan, Logan and Greenbrier) of $809.5 million for the year ended December 31, 2018, were $53.1 million higher than coal revenues of $756.4 million for the year ended December 31, 2017. The increase in sales for the operating segments in the United States was driven by higher average realized prices partially offset by a reduction in sales volumes due to reduced availability of third-party raw coal for purchase, processing and resale, and lower production related to lower clean coal yield resulting from changes in mining conditions.

Other Revenues

Other revenues were $34.9 million for the year ended December 31, 2018, an increase of $23.0 million, as compared to $11.9 million for the year ended December 31, 2017. The increase is predominantly related to the addition of Curragh, which recorded $28.3 million in other revenues relating to the amortization of the Stanwell non-market CSA liability recognized at the acquisition of Curragh for the year ended December 31, 2018. The increase related to the addition of Curragh was partially offset by $6.5 million lower other revenues for the operating segments in the United States for the year ended December 31, 2018 compared to 2017. In the United States, we generally sell coal on a F.O.R. basis where the freight is arranged and paid for directly by the customer. However, in 2017, we had several contracts with customers that had terms of F.O.B vessel rather than F.O.R. Due to the contract terms, rail revenue is recorded when the customer is billed for the cost to ship the coal to the vessel. We did not have similar contracts in 2018.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues are comprised of production costs directly related to producing tons sold adjusted for changes to coal inventory including volume and carrying value of coal inventory. Cost of coal revenues include items such as employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues for the Company were $992.0 million for the year ended December 31, 2018, an increase of $528.4 million, as compared to $463.6 million for the year ended December 31, 2017. Approximately $491.8 million of the increase was attributable to the addition of Curragh. The remaining $36.6 million increase was primarily attributed to increases in the average mining costs per Mt sold. The increase in the average mining costs per Mt sold was predominantly driven by lower overall production for our U.S. Operations during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $162.1 million for the year ended December 31, 2018, an increase of $86.6 million, as compared to $75.5 million for the year ended December 31, 2017. The increase was primarily a result of the addition of Curragh, which contributed approximately $77.5 million in depreciation, depletion and amortization for the year ended December 31, 2018, and by higher depreciation expense associated with our operating segments in the United States (Buchanan, Logan and Greenbrier), predominantly driven by a large credit adjustment relating to a change in estimate of the asset retirement obligation, or ARO, recorded for the year ended December 31, 2017 of $6.4 million compared to $0.2 million for the year ended December 31, 2018.

Freight Expenses

The amount of freight expenses was $117.7 million for the year ended December 31, 2018, an increase of $101.8 million, as compared to $15.9 million for the year ended December 31, 2017. The increase is primarily made up of $106.3 million of Curragh related freight costs, which the business incurs on its port and rail contracts in contrast to our operating segments in the United States, where coal is predominantly sold F.O.R. The freight amount for our operating segments in the United States (Buchanan, Logan and Greenbrier) of $11.4 million for the year ended December 31, 2018 decreased by $4.7 million, as compared to $15.9 million for the year ended December 31, 2017. The decrease is primarily driven by lower sales in 2018 to customers that included freight arrangements where the Company paid the delivery costs.

Other Royalties

Other royalties were $181.7 million in the year ended December 31, 2018, an increase of $142.0 million, as compared to $39.7 million in the year ended December 31, 2017. The increase is partially attributed to the addition of Curragh, which contributed approximately $120.0 million in other royalty expense for the year ended December 31, 2018. The remaining increase was primarily attributable to our U.S. Operations royalties, which increased by $22.1 million. This increase was predominantly driven by increased prices, with the largest individual royalty increase of $16.0 million relating to the CONSOL Energy contingent royalty.

Coronado Global Resources Inc. Form 10-K December 31, 2019 79

Stanwell Rebate

The Stanwell rebate of $127.7 million for the year ended December 31, 2018 relates to a contractual arrangement entered into by Curragh and Stanwell, which requires rebate payments to Stanwell based on (i) export sales prices and tonnage from the Curragh North Mining Area and Curragh East Mining Area and (ii) ROM tons mined in the Curragh ‘Pit U East Area.’ The export-based rebate consists of a price rebate and a tonnage rebate that changes based on a tiered volume calculation, as described in Item 1. “Business.” The Stanwell rebate is captured within Adjusted EBITDA; however, it is presented in a separate line item in the statement of operations to cost of coal revenues.

Selling, General, and Administrative Expenses

Selling, general and administrative cost was $66.2 million for the year ended December 31, 2018, an increase of $44.4 million, as compared to $21.8 million for the year ended December 31, 2017. The increase is driven by cost incurred as a result of the Curragh acquisition, most significantly stamp duty cost of $33.0 million and $8.1 million in professional service and legal fees.

Interest Expense, net

Interest expense, net of interest income, was $58.0 million for the year ended December 31, 2018, an increase of $48.0 million, as compared to interest expense of $10.0 million for the year ended December 31, 2017. This increase in interest expense was primarily attributable to the interest expense recognized on the $700 million term loan facility which the Company entered into on March 29, 2018 for the Curragh acquisition and repaid on October 24, 2018. In addition, included within interest expense for the year ended December 31, 2018 is $7.3 million relating to the accretion of the deferred consideration liability recognized on the purchase of the SRA on August 14, 2018.

Loss on Debt Extinguishment

Loss on debt extinguishment was $58.1 million for the year ended December 31, 2018 and related to the write off of deferred financing costs incurred with an asset backed loan established in June 2017 and the $700 million term loan established for the Curragh acquisition. These debt facilities were repaid on October 23, 2018 and October 24, 2018, respectively, at which point the outstanding deferred financing cost were written off. No debt extinguishment cost was recorded for the year ended December 31, 2017.

Other, Net

Other, net expense was $27.2 million for the year ended December 31, 2018, an increase of $27.7 million, as compared to other, net income $0.5 million for the year ended December 31, 2017. This increase in expenses is primarily comprised of a $15.7 million loss on the settlement of a foreign exchange swap recognized at the time of the Curragh acquisition and $9.0 million of foreign exchange losses with respect to A$ denominated monetary assets and liabilities, excluding assets relating to U.S. dollar coal sales for which foreign exchange gains or losses are recognized in coal sales revenue.

Coronado Global Resources Inc. Form 10-K December 31, 2019 80

Supplemental Segment Financial Data

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Curragh

To facilitate comparability, the unaudited pro forma supplemental financial data of Curragh for the year ended December 31, 2018, presented in the table below, has been derived from the unaudited consolidated pro forma statements of operations included in this MD&A and gives effect to the Curragh acquisition as if it had occurred on January 1, 2018.

	For Year Ended December 31,
	($ in thousands)
	2019	Pro forma 2018	Change	%
Sales volume (MMt)	12.8	12.0	0.8	6.7%
Total revenues ($)	1,465,957	1,482,080	(16,123)	(1.1)%
Coal revenues ($)	1,430,288	1,449,553	(19,265)	(1.3)%
Average realized price per Mt sold ($/Mt)	111.6	120.3	(8.7)	(7.2)%
Met sales volume (MMt)	9.5	8.7	0.8	9.2%
Met coal revenues ($)	1,327,421	1,350,727	(23,306)	(1.7)%
Average realized Met price per Mt sold ($/Mt)	140.4	154.6	(14.2)	(9.2)%
Mining costs ($)	560,620	637,270	(76,650)	(12.0)%
Mining cost per Mt sold ($/Mt)	44.5	52.9	(8.4)	(15.9)%
Operating costs ($)	1,045,023	1,100,490	(55,467)	(5.0)%
Operating costs per Mt sold ($/Mt)	81.6	91.4	(9.8)	(10.7)%
Segment Adjusted EBITDA ($)	421,660	379,012	42,648	11.3%

A reconciliation of unaudited pro forma financial data is shown below:

	Historical Curragh in US GAAP	Post-Acquisition	For the Year Ended December 31,
($ in thousands)	January 1, 2018 - March 29, 2018	March 30, 2018 - December 31, 2018	Total Pro Forma 2018
Sales volume (MMt)	2.7	9.3	12.0
Total revenues ($)	316,500	1,165,580	1,482,080
Coal revenues ($)	313,494	1,136,059	1,449,553
Average realized price per Mt sold ($/Mt)	114.3	122.1	120.3
Met sales volume (MMt)	1.9	6.8	8.7
Met coal revenues ($)	289,325	1,061,402	1,350,727
Average realized Met price per Mt sold ($/Mt)	150.6	155.7	154.6
Mining costs ($)	145,506	491,764	637,270
Mining cost per Mt sold ($/Mt)	53.1	52.9	52.9
Operating costs ($)	254,698	845,792	1,100,490
Operating costs per Mt sold ($/Mt)	94.3	90.9	91.4
Segment Adjusted EBITDA ($)	64,785	314,227	379,012

	Historical Curragh in US GAAP	Post-Acquisition	For the Year Ended December 31,
($ in thousands)	January 1, 2018 - March 29, 2018	March 30, 2018 - December 31, 2018	Total Pro Forma 2018
Net Income (loss)	(308,947)	164,331	(144,616)
Add: Income tax expense (benefit)	17,772	72,015	89,787
Add: Interest expense (net of income)	341,703	6,515	348,218
Add: Other foreign exchange gains	—	(6,168)	(6,168)
Add: Depreciation, depletion and amortization	14,257	77,534	91,791
Adjusted EBITDA	64,785	314,227	379,012

Coronado Global Resources Inc. Form 10-K December 31, 2019 81

	Historical Curragh in US GAAP	Post-Acquisition	For the Year Ended December 31,
($ in thousands)	January 1, 2018 - March 29, 2018	March 30, 2018 - December 31, 2018	Total Pro Forma 2018
Total costs and expenses	270,750	924,813	1,195,563
Less: Selling, general and administrative expense	(1,795)	(1,487)	(3,282)
Less: Depreciation, depletion and amortization	(14,257)	(77,534)	(91,791)
Total operating costs	254,698	845,792	1,100,490
Less: Other royalties	(29,243)	(119,987)	(149,230)
Less: Stanwell rebate	(43,127)	(127,692)	(170,819)
Less: Freight expenses	(36,822)	(106,349)	(143,171)
Total mining costs	145,506	491,764	637,270
Sales Volume excluding non-produced coal (MMt)	2.7	9.3	12.0
Mining cost per Mt sold ($/Mt)	53.1	52.9	52.9

Coal revenues decreased by $19.3 million, or 1.3%, to $1,430.3 million for the year ended December 31, 2019 as compared to pro forma coal revenues of $1,449.6 million for the year ended December 31, 2018. This decrease was driven by a lower average realized Met coal price of $14.2 per Mt, or 9.2%, which was a result of softer coking coal market conditions in the second half of 2019. Lower pricing was partially offset by an increase in Met coal sales volume of 0.8 MMt, or 6.7%. Higher sales in 2019 were underpinned by record raw coal production during the year.

Operating costs decreased by $55.5 million, or 5.0%, to $1,045.0 million for the year ended December 31, 2019 compared to pro forma operating costs of $1,100.5 million for the year ended December 31, 2018 primarily driven by favorable average foreign exchange rate on translation of the Curragh operations for the year ended December 31, 2019 of A$/US$: 0.69 versus 0.74 for the year ended December 31, 2018. In addition, in 2018 Curragh incurred a $21.4 million fair value adjustment recognized to coal inventories on acquisition, and also incurred additional costs associated with unplanned wash plant outages. Mining cost per Mt sold decreased by $8.4 per Mt sold to $44.5 per Mt sold for the year ended December 31, 2019, as compared to $52.9 per Mt sold for the year ended December 31, 2018.

Adjusted EBITDA for the year ended December 31, 2019 was $421.7 million, an increase of $42.7 million, or 11.3%, over the pro forma Adjusted EBITDA for the year ended December 31, 2018. The increase was largely driven by higher sales volumes and lower operating costs, partially offset by lower coal revenues due to a lower pricing year on year.

Buchanan

	For Year Ended December 31,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	4.2	4.8	(0.6)	(12.5)%
Total revenues ($)	405,367	510,430	(105,063)	(20.6)%
Coal revenues ($)	405,090	510,302	(105,212)	(20.6)%
Average realized price per Mt sold ($/Mt)	96.3	105.5	(9.2)	(8.7)%
Met sales volume (MMt)	4.0	4.6	(0.6)	(13.0)%
Met coal revenues ($)	394,697	496,472	(101,775)	(20.5)%
Average realized Met price per Mt sold ($/Mt)	97.9	107.9	(10.0)	(9.3)%
Mining costs ($)	215,896	253,439	(37,543)	(14.8)%
Mining cost per Mt sold ($/Mt)	52.3	52.4	(0.1)	(0.2)%
Operating costs ($)	219,804	297,991	(78,187)	(26.2)%
Operating costs per Mt sold ($/Mt)	52.2	61.6	(9.4)	(15.3)%
Segment Adjusted EBITDA ($)	185,629	212,485	(26,856)	(12.6)%

Coal revenues decreased by $105.2 million, or 20.6%, to $405.1 million for the year ended December 31, 2019 as compared to $510.3 million for the year ended December 31, 2018. This decrease was driven by lower average realized price of $10.0 per Mt and lower sales volumes due to import tariffs on U.S. coal imposed by China and soft market conditions in the second half of 2019. East coast low volume prices declined approximately 28% in the second half of 2019.

Total operating costs decreased by $78.2 million, or 26.2%, to $219.8 million for the year ended December 31, 2019, compared to operating costs of $298.0 million for the year ended December 31, 2018. This decrease was driven by lower sales volume and lower CONSOL Energy royalty of $36.7 million, related to the mark-to-market adjustment and one less year remaining in the contingent payment period, and lower other royalties of $5.4 million due to mining a higher
Coronado Global Resources Inc. Form 10-K December 31, 2019 82

percentage of owned coal compared to lease coal. The decrease in mining costs was primarily driven by lower sales volume of 0.6 MMt, or 12.5%.

Adjusted EBITDA for the year ended December 31, 2019, was $185.6 million, a decrease of $26.9 million, or 12.6% over the year ended December 31, 2018. This decrease was primarily driven by lower sales volumes, impacted by China tariffs and soft market conditions, partially offset by lower royalties related to CONSOL Energy.

Logan

	For Year Ended December 31,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	2.5	2.6	(0.1)	(3.8)%
Total revenues ($)	289,038	234,967	54,071	23.0%
Coal revenues ($)	285,676	232,189	53,487	23.0%
Average realized price per Mt sold ($/Mt)	113.8	88.8	25.0	28.2%
Met sales volume (MMt)	1.8	1.8	—	—
Met coal revenues ($)	250,010	194,974	55,036	28.2%
Average realized Met price per Mt sold ($/Mt)	135.8	105.9	29.9	28.2%
Mining costs ($)	190,445	182,713	7,732	4.2%
Mining cost per Mt sold ($/Mt)	75.9	69.8	6.1	8.7%
Operating costs ($)	218,681	203,299	15,382	7.6%
Operating costs per Mt sold ($/Mt)	87.1	77.7	9.4	12.1%
Segment Adjusted EBITDA ($)	70,305	31,939	38,366	120.1%

Coal revenue increased by $53.5 million, or 23.0%, to $285.7 million for the year ended December 31, 2019, as compared to $232.2 million for the year ended December 31, 2018. This increase was driven by a higher average realized Met price of $29.9 per Mt sold due to higher committed contract prices, as well as improvements to the sales mix.

For the year ended December 31, 2019 total operating costs at Logan increased by $15.4 million, or 7.6%, to $218.7 million compared to $203.3 million for the year ended December 31, 2018. Mining costs increased by $7.7 million, primarily due to higher costs at existing operations, driven by mining conditions, and production costs related to three additional mines coming online in 2019. Other royalties increased by $4.8 million due to higher revenues. Operating cost per ton in turn increased by $9.4 per Mt sold driven by the increase in mining cost, higher royalties and higher freight expense.

Adjusted EBITDA increased by $38.4 million to $70.3 million for the year ended December 31, 2019, compared to $31.9 million for the year ended December 31, 2018, a 120.1% increase, due to higher committed contracted prices partially offset by increased operating costs

.

Greenbrier

	For Year Ended December 31,
	($ in thousands)
	2019	2018	Change	%
Sales volume (MMt)	0.4	0.7	(0.3)	(42.9)%
Total revenues ($)	55,386	69,527	(14,141)	(20.3)%
Coal revenues ($)	53,285	67,050	(13,765)	(20.5)%
Average realized price per Mt sold ($/Mt)	127.2	102.4	24.8	24.2%
Met sales volume (MMt)	0.4	0.6	(0.2)	(33.3)%
Met coal revenues ($)	51,834	66,258	(14,424)	(21.8)%
Average realized Met price per Mt sold ($/Mt)	134.4	103.9	30.5	29.4%
Mining costs ($)	51,453	64,056	(12,603)	(19.7)%
Mining cost per Mt sold ($/Mt)	122.8	97.8	25.0	25.6%
Operating costs ($)	62,889	71,996	(9,107)	(12.6)%
Operating costs per Mt sold ($/Mt)	150.1	110.0	40.1	36.5%
Segment Adjusted EBITDA ($)	(7,287)	(1,402)	(5,885)	419.8%

Coal revenue decreased by $13.8 million, or 20.5%, to $53.3 million for the year ended December 31, 2019, as compared to $67.1 million for the year ended December 31, 2018. This decrease was driven by lower sales volumes,

Coronado Global Resources Inc. Form 10-K December 31, 2019 83

partially offset by higher average realized price due to higher committed contracted prices. The lower sales volume is primarily related to the exhaustion of the Pollock Knob reserve, lack of purchased coal available for blending, and lower production volume due to adverse geological mining conditions and unscheduled equipment downtime.

For the year ended December 31, 2019, total operating costs decreased by $9.1 million to $62.9 million, compared to costs of $72.0 million for the year ended December 31, 2018. The decrease was primarily due to lower sales volumes and lower sales related costs, partially offset by an increase in freight expenses incurred on certain contracts that did not exist in the comparative period. Operating cost per ton increased by $40.1 per Mt sold to $150.1, primarily due to higher mining cost per ton resulting from adverse geological mining conditions, equipment downtime, and increased freight expenses.

Adjusted EBITDA decreased by $5.9 million to $(7.3) million for the year ended December 31, 2019, compared to adjusted EBITDA of ($1.4) million for the year ended December 31, 2018. This decrease was primarily due to lower sales volume and higher operating cost per ton, partially offset by higher realized price per Mt sold.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Year Ended December 31,
	($ in thousands)
	2019	2018	Change	%
Salaries	(16,114)	(9,396)	(6,718)	(71.5)%
Professional and consulting fees	(12,096)	(12,966)	870	6.7%
Office and operational fees	(2,033)	(7,240)	5,207	71.9%
Dues, registration fees and licenses	(686)	(33,693)	33,007	98.0%
Gain on foreign exchange swap	—	(15,695)	15,695	100.0%
Other	(5,210)	(1,274)	(3,936)	(308.9)%
Total Corporate and Other Adjusted EBITDA	(36,139)	(80,264)	44,125	55.0%

Total Corporate and Other Adjusted EBITDA expenses improved by $44.1 million to $36.1 million for the year ended December 31, 2019, compared to $80.3 million for the year ended December 31, 2018. Expenses for the year ended December 31, 2018 include one-time costs in relation to professional and consulting fees, stamp duty of $33.0 million and a loss on foreign exchange of $15.7 million incurred in relation to the Curragh acquisition, the Reorganization Transaction and the Australian IPO.

Coronado Global Resources Inc. Form 10-K December 31, 2019 84

Mining and operating costs for the Twelve Months Ended December 31, 2019 compared to Twelve Months Ended December 31, 2018

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Twelve Months Ended December 31, 2019
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	1,132,790	266,606	247,373	76,152	36,024	1,758,945
Less: Selling, general and administrative expense	(495)	—	—	—	(35,567)	(36,062)
Less: Depreciation, depletion and amortization	(87,272)	(46,802)	(28,692)	(13,263)	(432)	(176,461)
Total operating costs	1,045,023	219,804	218,681	62,889	25	1,546,422
Less: Other royalties	(136,858)	2,342	(19,111)	(3,389)	—	(157,016)
Less: Stanwell rebate	(175,318)	—	—	—	—	(175,318)
Less: Freight expenses	(148,769)	(788)	(9,125)	(8,047)	—	(166,729)
Less: Other non-mining costs	(23,458)	(5,462)	—	—	—	(28,920)
Total mining costs	560,620	215,896	190,445	51,453	25	1,018,439
Sales Volume excluding non-produced coal (MMt)	12.6	4.1	2.5	0.4	—	19.6
Mining cost per Mt sold ($/Mt)	44.5	52.3	75.9	122.8	—	51.8

	For Twelve Months Ended December 31, 2018
	($ in thousands)
	Curragh	Buchanan	Logan	Greenbrier	Other / Corporate	Total Consolidated
Total costs and expenses	924,813	341,172	229,764	86,756	64,919	1,647,424
Less: Selling, general and administrative expense	(1,487)	—	—	—	(64,720)	(66,207)
Less: Depreciation, depletion and amortization	(77,534)	(43,181)	(26,465)	(14,760)	(177)	(162,117)
Total operating costs	845,792	297,991	203,299	71,996	22	1,419,100
Less: Other royalties	(119,987)	(42,272)	(14,302)	(5,154)	—	(181,715)
Less: Stanwell rebate	(127,692)	—	—	—	—	(127,692)
Less: Freight expenses	(106,349)	(2,280)	(6,284)	(2,786)	—	(117,699)
Total mining costs	491,764	253,439	182,713	64,056	22	991,994
Sales Volume excluding non-produced coal (MMt)	9.3	4.8	2.6	0.7	—	17.4
Mining cost per Mt sold ($/Mt)	52.9	52.4	69.8	97.8	—	56.8

Average realized Met price for the Twelve Months Ended December 31, 2019 compared to Twelve Months Ended December 31, 2018

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Year Ended December 31,
	($ in thousands)
	2019	2018	Change	%
Met sales volume (MMt)	15.7	13.9	1.8	12.9%
Met coal revenues ($)	2,023,962	1,819,106	204,856	11.3%
Average realized Met price per Mt sold ($/Mt)	128.8	138.6	(9.8)	(7.1)%

Coronado Global Resources Inc. Form 10-K December 31, 2019 85

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For year ended December 31,
	2019	2018	2017
	(US $ thousands)
Reconciliation to Adjusted EBITDA:
Net Income	305,477	114,589	142,283
Add: Depreciation, depletion and amortization	176,461	162,117	75,503
Add: Interest expense (net of income)	39,294	57,978	9,955
Add: Other foreign exchange (gains) losses	(1,745)	9,004	—
Add: Loss on retirement of debt	—	58,085	—
Add: Income tax expense	114,681	75,212	—
Adjusted EBITDA	634,168	476,985	227,741

Liquidity and Capital Resources

Overview

Our objective is to maintain a prudent capital structure and to ensure that sufficient liquid assets and funding is available to meet both anticipated and unanticipated financial obligations, including unforeseen events that could have an adverse impact on revenue or costs. Our principal sources of funds are cash flow from operations and borrowings under the Syndicated Facility Agreement.

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital and capital expenditure, debt service obligations and payment of dividends. Based on our outlook for the next 12 months, which is subject to continued changing demand from our customers and volatility in coal prices, we expect that cash generated from operations together with available borrowing facilities will be sufficient to meet the needs of our existing operations, service our debt obligations and fund potential dividends.

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in Item 1A. “Risk Factors”. Over time, we may seek additional funding from a range of sources to diversify our funding sources in order to reduce our reliance on a single source of capital.

Liquidity as of December 31, 2019 and December 31, 2018 was as follows:

	2019	2018
	($ in thousands)
Cash, excluding restricted cash	26,302	124,656
Availability under Revolving Syndicate Facility Agreement	220,000	350,000
Total	246,302	474,656

Total Indebtedness.

Our total indebtedness as of December 31, 2019 and December 31, 2018 consisted of the following:

	2019	2018
	($ in thousands)
Current instalments of interest bearing liabilities	—	9,035
Current instalments of other financial liabilities and finance lease obligations	8,375	—
Interest bearing liabilities, excluding current instalments	330,000	—
Other financial liabilities, excluding current instalments	1,546	4,073
Total	339,921	13,108

Liquidity

As of December 31, 2019, available liquidity was $246.3 million comprising cash and cash equivalents, excluding restricted cash of $26.3 million and $220.0 million of available borrowing facilities. As of December 31, 2018, available

Coronado Global Resources Inc. Form 10-K December 31, 2019 86

liquidity was $474.7 million comprising cash and cash equivalents of $124.7 million and $350.0 million of available borrowing facilities.

Cash

Cash is held in multicurrency interest bearing bank accounts available to be used to service the working capital needs of the Company. Cash balances surplus to immediate working capital requirements are invested in short-term interest-bearing deposit accounts or used to repay interest bearing liabilities.

Secured Credit Facilities

To assist in managing the potential volatility in economic and operational changes, which may influence the generation of free cash flow, the Company entered into the Syndicated Facility Agreement, which provides three borrowing facilities:

•Facility A — $350 million multicurrency revolving loan facility available for general working capital and corporate purposes;

•Facility B — A$130 million multicurrency bank guarantee facility; and

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

•the representations, as defined in the Syndicated Facility Agreement, that are made are true in all material respects and not misleading; and

•the amount of the proposed loan will not cause the committed facility limit to be exceeded.

At December 31, 2019, Facility A had $320.0 million of outstanding balance, with $30.0 million of available facility undrawn and Facility C had $10.0 million of outstanding balance, with $190.0 million of available facility undrawn.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. Facility B is available for this purpose and as of December 31, 2019, we had issued multicurrency Bank Guarantees totaling A$68.0 million to satisfy these requirements, leaving A$62.0 million available under Facility B.

Secured Credit Facilities Terms

Interest Rate

Borrowings under our Syndicated Facility Agreement bear interest at a floating rate which is either (i) LIBOR plus an applicable margin for US$ loans and (ii) BBSY bid plus an applicable margin for the A$ loan. The applicable margin for Facility A and C depends on the Net Debt to EBITDA ratio (as defined in the Syndicated Facility Agreement).

Financial Covenants

Under the Syndicated Facility Agreement, we are required to comply with financial covenants, namely leverage ratio, interest coverage ratio and tangible net worth.

Each financial covenant is calculated with reference to the definitions contained in the Syndicated Facility Agreement. As of December 31, 2019, the Company was in compliance with all applicable financial covenants under the Syndicated Facility Agreement.

Events of Default

The Syndicated Facility Agreement contains a number of customary events of default provisions, including (amongst other things) breaching the financial covenants, failing to make payments when due that have not been remedied

Coronado Global Resources Inc. Form 10-K December 31, 2019 87

during the remedy period, cross-default, certain bankruptcy and insolvency events, cessation of business and any event that may have a material adverse effect.

The consequences of an event of default occurring and continuing may lead to the agent (on instruction from the majority of lenders) doing the following:

a)cancelling the total commitments;

b)declaring that all loans outstanding and accrued interest under the finance documents are immediately due and payable;

c)declaring that full cash cover is immediately due to be provided in respect of each bank guarantee issued; and/or

d)directing the security trustee under the security trust deed to exercise any or all of its rights, remedies, powers or discretions under the finance documents including enforcing the rights of the secured lenders.

Any unpaid amount due and payable from an event of default will incur default interest.

Dividend

During the year ended December 31, 2019 we paid the following dividends and other distributions to stockholders and CDI holders on the ASX:

•Dividends of $299.7 million on March 29, 2019;

•Dividends of $108.2 million on September 20, 2019; and

•Return of capital of $288.0 million on September 20, 2019.

Intercreditor Deed

The intercreditor deed regulates the priority of security interests and provides that our security interests granted in connection with the intercompany loans are subordinate in priority to the Syndicated Facility Agreement lenders and to Stanwell. The intercreditor deed also provides that the security interest granted to Wesfarmers under a value share mechanism deed ranks after the security interests of the Syndicated Facility Agreement lenders, Stanwell and us.

Capital Requirements

Our main uses of cash have historically been and are expected to continue to be the funding of our operations, working capital and capital expenditure, debt service obligations and the payment of dividends.

Historical Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2019, 2018 and 2017 as reported in the accompanying consolidated financial statements:

Cash Flow

	For Year ended December 31,
	2019	2018	2017
	($ in thousands)
Net cash provided by operating activities	477,426	364,753	255,578
Net cash (used in) investing activities	(183,730)	(666,417)	(59,323)
Net cash (used in) provided by financing activities	(391,029)	407,275	(258,117)
Net change in cash and cash equivalents	(97,333)	105,611	(61,862)
Effect of exchange rate changes on cash and restricted cash	(995)	(8,799)	—
Cash and restricted cash at beginning of period	124,881	28,069	89,931
Cash and restricted cash at end of period	26,553	124,881	28,069

Operating activities

Net cash provided by operating activities was $477.4 million and $364.8 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash provided by operating activities during 2019 was primarily due to the

Coronado Global Resources Inc. Form 10-K December 31, 2019 88

additional cash contributed by Curragh for the full year since it was acquired on March 29, 2018, offset partially by a decline in operating performance of our U.S. Operations and cash outflows for working capital.

Net cash provided by operating activities was $364.8 million and $255.6 million for the years ended December 31, 2018 and December 31, 2017, respectively. The increase in cash provided by operating activities during 2018 was primarily due to the additional cash contributed by Curragh since the acquisition on March 29, 2018, offset partially by a decline in operating performance of the U.S. Operations and cash outflows for working capital.

Investing activities

Net cash used in investing activities was $183.7 million for the year ended December 31, 2019, compared to $666.4 million for the year ended December 31, 2018. Capital expenditure increased by $69.0 million to $183.3 for the year ended December 31, 2019 as compared to $ 114.3 million for the year ended December 31, 2018. Included in the cash flows in the year ended December 31, 2018 was the cash consideration of $537.2 million used by Coronado to purchase Curragh.

Net cash used in investing activities was $666.4 million for the year ended December 31, 2018, compared to $59.3 million for the year ended December 31, 2017. During 2018, Coronado expended $537.2 million as cash consideration for the acquisition of Curragh, which was the largest acquisition in our history. Capital expenditure for the year ended December 31, 2018 was $114.3 million of which $47.2 million related to Curragh with the remainder relating to our U.S. Operations. Capital expenditures for our U.S. Operations of $67.0 million for the year ended December 31, 2018 remained relatively consistent to 2017. Capital expenditure for year ended December 31, 2018 focused on stay in business and wash plant improvements to assist with throughput in future periods.

Financing activities

Net cash used in financing activities was $391.0 million for year ended December 31, 2019, compared to $407.3 million of net cash provided by financing activities during the year ended December 31, 2018. Uses of cash from financing activities during the year ended December 31, 2019 included $696.1 million for distributions paid to the stockholders of the Company and payments of contingent royalty consideration under the Value Share Mechanism of $19.2 million. The Company borrowed $464.0 million to partially fund the distribution to stockholders of which $134.0 was repaid during the period.

Net cash provided by financing activities was $407.3 million for the year ended December 31, 2018 compared to $258.1 million of net cash used in financing activities for the year ended December 31, 2017. Cash provided by financing activities during 2018 included proceeds from the Australian IPO of $442.3 million (net of share issuance costs of $30.6). These proceeds, together with a significant portion of our available cash, were used to repay all outstanding borrowings, including the $700 million borrowed for the acquisition of Curragh, as at October 24, 2018.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2019:

	Payments Due By Year
	Total	Less than 1 Year	1 -3 Years	3 -5 Years	More than 5 Years
	($ in thousands)
Long-term debt obligations(1)	$7,440	$5,894	$1,546	$—	$—
Mineral lease commitments(2)	50,379	5,499	10,222	9,780	24,878
Operating and finance lease commitments	87,415	38,250	35,412	12,123	1,630
Unconditional purchase obligations(3)	25,078	25,078	—	—	—
Take-or-pay contracts(4)	1,638,604	111,004	223,661	217,387	1,086,552
Total contractual cash obligations	$1,808,916	$185,725	$270,841	$239,290	$1,113,060

(1)Represents financial obligation relating to amounts outstanding from financing equipment purchases and insurance premiums.

(2)Represents future minimum royalties and payments under mineral leases. Refer to Note 24. “Commitments” in the accompanying audited consolidated financial statements for additional discussion.

(3)Represents firm purchase commitments for capital expenditures (based on order to suppliers for capital purchases) for 2020.

(4)Represents various short- and long-term take-or-pay arrangements in Australia and the United States associated with rail and port commitments for the delivery of coal.

Coronado Global Resources Inc. Form 10-K December 31, 2019 89

This table does not include our estimated AROs. As discussed in “—Critical Accounting Policies and Estimates—Carrying Value of Asset Retirement Obligations” below, the current and non-current carrying amount of our AROs involves several estimates, including the amount and timing of the payments required to satisfy these obligations. The timing of payments is based on numerous factors, including projected mine closure dates. Based on our assumptions, the carrying amount of our AROs as determined in accordance with U.S. GAAP was $131.8 million as of December 31, 2019.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit, bank guarantees and performance or surety bonds (including reclamation bonds). Obligations related to these arrangements are not reflected in our balance sheet. However, the underlying liabilities that they secure, such as asset retirement obligations, workers’ compensation liabilities, and royalty obligations, are reflected in our balance sheet.

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay workers’ compensation claims, including black lung, under workers’ compensation laws in various states, and perform certain other obligations.

For our U.S. Operations in order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We can also use bank letters of credit to collateralize certain obligations. As of December 31, 2019, we had outstanding surety bonds with a total face amount of $38.3 million, to secure various obligations and commitments. There are no cash collateral requirements to secure these surety bond obligations.

For our Australian Operations, we are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. In order to satisfy these obligations, we had issued multicurrency bank guarantees totaling A$68.0 million, leaving A$62.0 million available under Facility B as of December 31, 2019.

We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. To the extent that surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, available bank guarantee facility, cash deposits or other suitable forms of collateral. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on our liquidity as letters of credit may be more costly and may reduce the amounts that we can borrow under our credit facility for other purposes. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with the Audit, Governance and Risk Committee, or Audit Committee, of our Board of Directors.

Fair Value of Non-Financial Instruments

Our non-financial instrument valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, our annual assessment of the recoverability of our goodwill and our evaluation of the recoverability of our other long-lived assets upon certain triggering events.

Long-Lived Assets

We review the carrying value of intangible assets with definite lives and other long-lived assets to be used in operations annually or whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable.

Coronado Global Resources Inc. Form 10-K December 31, 2019 90

Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimate fair value, which is generally determined using discounted future cash flows. Any such write down is included in impairment expense in our consolidated statement of operations.

A high degree of judgment is required to estimate the fair value of our intangible and long-lived assets, and the conclusions that we reach could vary significantly based upon these judgments. We make various assumptions, including assumptions regarding future cash flows in our assessments of fair value. The assumptions about future cash flows and growth rates are based on the current and long-term business plans related to the long-lived assets. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the long-lived assets.

Business Combinations

We utilize the cost approach as the primary method used to establish fair value for our property and equipment in connection with business combinations. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of physical depreciation and functional and technological obsolescence as of the appraisal date. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of our property and equipment along with assumptions regarding the age and estimated useful lives of our property and equipment.

Goodwill Impairment

We had a balance of goodwill of $28.0 million recorded at December 31, 2019, which was generated upon the acquisition of Buchanan in 2016. We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year. We utilize a qualitative assessment for determining whether the quantitative goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis, we review the business performance of the Buchanan segment (the only segment with a goodwill balance) and evaluate other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicator of impairment exists at Buchanan. We consider whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, we also consider fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes to ensure there is no contrary evidence to our analysis. At December 31, 2019, we did not perform a quantitative impairment assessment as we determined, based on our qualitative assessment, that no impairment indicators existed.

Fair Value of Contingent Consideration

As part of the acquisition of the Buchanan business on March 31, 2016, we agreed to additional contingent royalty consideration payable to the seller, CONSOL Energy. This payment is in the form of a share of the revenues on export coal sold out of Buchanan if it is above a certain floor price until March 2021. The valuation is updated quarterly using a Black-Scholes option pricing formula for call options in a risk-neutral framework with fluctuations recorded in the statement of operations. This model uses assumptions such as our gross sales price forecast, export volume forecast, volatility, the U.S. risk-free rate, and credit-spread.

As part of the acquisition of Curragh on March 29, 2018, we agreed to pay a 25% royalty to the sellers, Wesfarmers, on sales from metallurgical coal mined at Curragh over a two-year period ending in March 2020 in the form of a Value Share Mechanism, or VSM. The VSM only applies to realized prices on metallurgical coal sales above $145 per metric ton. We estimate fair value of the royalty on a quarterly basis using a projected cash flows technique. Key assumptions in the valuation include the risk-free rate, the tax rate, distribution, price volatility, and foreign exchange rate. Quarterly change in estimates and previous quarter settlement result in a decrease in the contingent consideration liability.

Coronado Global Resources Inc. Form 10-K December 31, 2019 91

Carrying Value of Asset Retirement Obligations

The Company is required to maintain a liability (and associated asset) for the expected value of future retirement obligations on their mines, in line with ASC 410, Asset Retirement and Environmental Obligations.

Reclamation of areas disturbed by mining operations must be performed by us in accordance with approved reclamation plans and in compliance with state and federal laws. For areas disturbed, a significant amount of the reclamation will take place in the future, when operations cease. All mines are bonded for reclamation and mine plans are approved by the states of West Virginia and Virginia, United States and Queensland, Australia. In addition, state agencies monitor compliance with the mine plans, including reclamation.

We record the fair value of its asset retirement obligations using the present value of projected future cash flows discounted using a credit-adjusted risk-free rate, with an equivalent amount recorded as a long-lived asset. An accretion cost is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities otherwise settled, the recorded amount of the liability is reduced.

A review of restoration and decommissioning provisions is carried out annually on a mine-by-mine basis, and adjustments made to reflect any changes in estimates, if necessary. On an interim basis, we may update the liability based on significant changes to the life of mine or significant increases in disturbances during the period.

Recoverable Coal Reserves

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff and third-party qualified persons. Our reserves are periodically reviewed by an independent third party consultant. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•geological settings;

•historical production from the area compared with production from other producing areas;

•the assumed effects of regulations and taxes by governmental agencies;

•assumptions governing future prices; and

•future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material. See Item 1A. “Risk Factors—We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made” and Item 2. “Properties” for discussions of the uncertainties in estimating our proven and probable coal reserves.

Income Taxes

We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

Coronado Global Resources Inc. Form 10-K December 31, 2019 92

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See Note 2. “Summary of Significant Accounting Policies” to the accompanying audited consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.

Coronado Global Resources Inc. Form 10-K December 31, 2019 93

Unaudited Pro Forma Combined Financial Information

The following unaudited consolidated pro forma statements of operations present the combination of the historical financial statements of Coronado and Curragh, adjusted to give effect to the acquisition of Wesfarmers Curragh Pty Ltd by Coronado, which we refer to as the Curragh acquisition.

The unaudited consolidated pro forma statement of operations for the year ended December 31, 2018 combine the historical consolidated statement of operations of Coronado and the historical combined statement of operations for Curragh, giving effect to the acquisition of Wesfarmers Curragh Pty Ltd by Coronado as if they had been consummated on January 1, 2018. This will facilitate a pro forma comparison between the year ended December 31, 2019 and December 31, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe a discussion of these two periods is more meaningful as it is on a comparable basis.

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

Coronado Global Resources Inc. Form 10-K December 31, 2019 94

Unaudited Consolidated pro forma statement of operations

For the year ended December 31, 2018

(US$ and A$ in thousands)

		Pro Forma		Historical January 1, 2018 to March 29, 2018
	Historical	Adjustment Note 2(a)	Tax effected Pro Forma			Note 2(c)		Note 2(d)	Pro Forma
	Coronado	Income	Coronado			IFRS to	Curragh	Curragh in	adjustments
	Global	tax expense	Global		Note 2(b)	US GAAP	in	US$ and	Pro forma		Consolidated
	Resources Inc.	adjustment	Resources Inc	Curragh	Reclassification	Adjustments	US GAAP	US GAAP	adjustments	Note 2	pro forma
	US$			A$	A$	A$	A$	US$	US$		US$
Revenues:
Coal revenues	$1,500,730	—	1,500,730	406,696	—	—	406,696	313,494	—		$1,814,224
Coal revenues from related parties	444,870	—	444,870	—	—	—	—	—	—		444,870
Other Revenues	34,904	—	34,904	—	—	—	—	—	3,006	(e)	37,910
Total Revenues	1,980,504	—	1,980,504	406,696	—	—	406,696	313,494	3,006		2,297,004
Cost and expenses:
Cost of coal revenues (exclusive of items shown separately below)	991,994	—	991,994	204,132	(15,367)	—	188,765	145,506	—		1,137,500
Depreciation, depletion and amortization	162,117	—	162,117	—	16,971	1,525	18,496	14,257	7,977	(f)	184,352
Freight expense	117,699	—	117,699	—	47,769	—	47,769	36,822	—		154,521
Stanwell rebate	127,692	—	127,692	—	55,949	—	55,949	43,127	—		170,819
Other royalty expenses	181,715	—	181,715	93,886	(55,949)	—	37,937	29,243	—		210,958
Impairment	—	—	—	(263,097)	—	263,097	—	—	—		—
Selling, general, and administrative expenses	66,207	—	66,207	50,098	(47,769)	—	2,329	1,795	(38,101)	(g)	29,901
Total costs and expenses	1,647,424	—	1,647,424	85,019	1,604	264,622	351,245	270,750	(30,124)		1,888,051
Operating income	333,080	—	333,080	321,677	(1,604)	(264,622)	55,451	42,744	33,130		408,953
Other income (expenses):
Interest income	2,029	—	2,029	—	—	—	—	—	—		2,029
Interest expense	(60,007)	—	(60,007)	(444,895)	1,604	—	(443,291)	(341,703)	336,058	(h)	(65,652)
Loss on debt extinguishment	(58,085)	—	(58,085)	—	—	—	—	—	3,905	(i)	(54,180)
Other, net	(27,216)	—	(27,216)	10,098	—	—	10,098	7,784	15,695	(j)	(3,737)
Total other income (loss), net	(143,279)	—	(143,279)	(434,797)	1,604	—	(433,193)	(333,919)	355,658		(121,540)
Income before tax	189,801	—	189,801	(113,120)	—	(264,622)	(377,742)	(291,175)	388,788		287,413
Income tax expense	(75,212)	(21,190)	(96,402)	(102,443)	—	79,387	(23,056)	(17,772)	(4,314)	(k)	(118,488)
Net income	114,589	(21,190)	93,399	(215,563)	—	(185,235)	(400,798)	(308,947)	384,474		168,925
Less: Net loss attributable to noncontrolling interest	(92)	—	(92)	—	—	—	—	—	—		(92)
Net income (loss) attributable to Coronado Global Resources Inc.	114,681	(21,190)	93,491	(215,563)	—	(185,235)	(400,798)	(308,947)	384,474		169,017
Earnings per share of common stock
Basic	$0.21	—	0.97	—	—	—	—	—	—		$1.75
Diluted	$0.21	—	0.97	—	—	—	—	—	—		$1.75
Average common shares outstanding
Basic	$96,651,692	—	96,651,692	—	—	—	—	—	—		96,651,692
Diluted	$96,656,067	—	96,656,067	—	—	—	—	—	—		96,656,067

See accompanying notes to the unaudited pro forma consolidated statement of operations.

Coronado Global Resources Inc. Form 10-K December 31, 2019 95

Note 1. Basis of Preparation

The accompanying unaudited consolidated pro forma statement of operations was prepared in accordance with Article 11 of Regulation S-X and present the pro forma combined results of operations of Coronado based upon the historical financial statements of each of Coronado and Curragh, after giving effect to the Curragh acquisition and change in tax status, and are intended to reflect the impact of the Curragh acquisition and change in tax status on Coronado’s statement of operations. The accompanying unaudited consolidated pro forma statement of operations has been prepared using, and should be read in conjunction with the audited consolidated financial statements of Coronado for the year ended December 31, 2018. Assumptions and estimates underlying the pro forma adjustments are described in these notes.

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

The unaudited consolidated pro forma statement of operations combines the historical consolidated statement of operations of Coronado for the year ended December 31, 2018 and the unaudited combined financial information of Wesfarmer’s Curragh Pty Ltd for the 3 months ended March 29, 2018, giving effect to the Curragh acquisition and change in tax status as if both had been consummated on January 1, 2018.

Note 2. Income Statement Adjustments

The unaudited consolidated pro forma statement of operations reflects the following adjustments ($ in thousands):

(A)Income tax expense adjustment

Coronado Global Resources Inc. was formed on August 13, 2018 by conversion of Coronado Group HoldCo LLC, from a limited liability company to a corporation. Coronado Group HoldCo LLC was a wholly-owned subsidiary of Coronado Group LLC (“Coronado LLC”), a Delaware limited liability company.

During the year ended December 31, 2018, Coronado LLC and Coronado Global Resources Inc. completed a common control reorganization of their legal entity structure (the “Reorganization Transaction”). In connection with the Reorganization Transaction:

Coronado Group HoldCo LLC was converted into Coronado Global Resources Inc., a Delaware corporation to consolidate Coronado Coal Corporation and Coronado Australia Holdings Pty Ltd under common ownership.

Coronado LLC contributed all membership interest in the US LLC’s to Coronado Coal Corporation, a wholly-owned subsidiary of Coronado Global Resources Inc.

Immediately following the Reorganization Transaction, Coronado Global Resources Inc. held all the interests of Coronado Australia Holdings Pty Ltd and Coronado Coal Corporation and remained a subsidiary of Coronado LLC, owned by funds managed by The Energy & Minerals Group (“EMG”) and members of Coronado management. Due to the Reorganization Transaction, the US-based business of the Company effectively became a taxable on September 19, 2018, the day Coronado LLC contributed all membership interests in the US LLC’s to Coronado Coal Corporation.

This adjustment reflects the Reorganization Transaction as if it occurred on January 1, 2018, making the entire entity taxable at that point in time.

(B)Reclassifications

These adjustments represent reclassifications to conform the accounting presentation of Curragh’s financial statements to Coronado’s financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2019 96

(C)International Financial Reporting Standards, or IFRS, to U.S. GAAP adjustments (in A$)

Impairment was adjusted as follows:

December 31, 2018
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

December 31, 2018
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

See Note K for discussion of the calculation of the income tax expense.

(D)US$ translation rate

In order to translate the Curragh A$ results into US$, an exchange rate of 0.7708 was utilized. This represents the average exchange rate for the period from January 1, 2018 to March 29, 2018.

(E)Other revenues

Other revenues were adjusted as follows:

December 31, 2018
Amortization of the Stanwell below market CSA(1)	3,006
Total pro forma adjustment to other revenues	3,006

_______________________

(1) Relates to the amortization of the Stanwell below market coal supply agreement, or CSA. The Stanwell below market CSA represents the fair value attributable to the Australian coal supply obligation arising from the Coronado Curragh business combination.

(F)Depreciation, depletion and amortization

Depreciation, depletion and amortization were adjusted as follows:

December 31, 2018
Adjustment to depreciation of Curragh assets acquired(1)	7,977
Total pro forma adjustment to depreciation, depletion and amortization	7,977

_______________________

(1) Represents the adjustment to Curragh’s historical depreciation and amortization as a result of preliminary fair value adjustments to the acquired depreciable assets, mineral reserves and amortizable intangible assets.

Coronado Global Resources Inc. Form 10-K December 31, 2019 97

(G)Selling, general and administrative

Selling, general and administrative expenses were adjusted as follows:

December 31, 2018
Transaction costs(1)	(38,101)
Total pro forma adjustment to selling, general and administrative expenses	(38,101)

_______________________

(1) Relates to advisory and legal fees incurred in the year ended December 31, 2018, which are directly attributable to the Curragh acquisition, but which are not expected to have a continuing impact on results following the consummation of the Curragh acquisition.

(H)Interest expense

Interest expense was adjusted as follows:

December 31, 2018
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

(4) For each one-eighth of 1% change in estimated interest rate associated with the $700 million DB Term Loan, interest expense would increase or decrease by $0.4 million for the year ended December 31, 2018.

(5) Represents the additional amortization of debt issuance costs and the debt discount associated with the DB Term Loan.

(I)Loss on debt extinguishment

Loss on debt extinguishment was adjusted as follows:

December 31, 2018
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

Coronado Global Resources Inc. Form 10-K December 31, 2019 98

(J)Other, net

Other, net was adjusted as follows:

December 31, 2018
Transaction costs(1)	15,695
Total pro forma adjustment to selling, general and administrative expenses	15,695

_______________________

(1) Relates to the loss on Foreign Exchange, or FX, swap incurred in the year ended December 31, 2018, which is directly attributable to the Curragh acquisition as it locked in the US$ exchange rate in advance of the purchase of Curragh. This loss on FX swap is not expected to have a continuing impact on results following the consummation of the Curragh acquisition.

(K)Income tax provisions

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

Coronado Global Resources Inc. Form 10-K December 31, 2019 99

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We may use derivative financial instruments such as forward fixed price commodity contracts, interest rate swaps and foreign exchange rate contracts to hedge certain risk exposures. Derivatives are exclusively used for economic hedging purposes and hedging for speculative purposes is strictly prohibited by the Treasury Risk Management Policy approved by our Board of Directors. We use different methods to measure the extent to which we are exposed to various financial risks. These methods include sensitivity analysis in the case of interest rate, foreign exchange and other price risks and aging analysis for credit risk.

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

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements in our U.S. Operations. In Australia, thermal coal is sold to Stanwell on a supply contract. See Item 1A. “Risk Factors—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations.”

Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At December 31, 2019, there were $14.7 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $1.5 million. See Item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control.”

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

The fuel required for our 2020 U.S. Operations will be purchased under fixed-price contracts or on a spot basis. For our Australian Operations, we have entered into forward derivative contracts to purchase 122.0 million liters of diesel fuel with respect to our fuel requirements at Curragh in 2020. The fair value of the forward derivative contract as of December 31, 2019 was an asset of $3.2 million.

Interest Rate Risk

Interest rate risk is the risk that a change in interest rates on our borrowing facilities will have an adverse impact on financial performance, investment decisions and stockholder return. Our objectives in managing our exposure to interest rates include minimizing interest costs in the long term, providing a reliable estimate of interest costs for the annual work program and budget and ensuring that changes in interest rates will not have a material impact on our financial performance.

Coronado Global Resources Inc. Form 10-K December 31, 2019 100

As of December 31, 2019, we had $9.9 million of fixed-rate borrowings and $330.0 million of variable-rate borrowings outstanding. As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity,” as of December 31, 2019, the drawn debt facility of $330.0 million with a variable interest rate of LIBOR or BBSY bid plus a margin. As of December 31, 2019, a 10% increase in the market interest rate on our variable-rate borrowings of $330.0 million would increase our annual interest expense by $0.6 million. We currently do not hedge against interest rate fluctuations.

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$/US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 90% of expenses incurred at Curragh are denominated in A$. Approximately 10% of Curragh’s purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums).

During the year ended December 31, 2019, the Company entered into forward exchange contracts to hedge a portion of its foreign currency exposure of our Australian Operations by selling US$ generated from export coal sales revenue at Curragh and purchasing A$ required to settle Curragh’s A$ operating costs.

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

For the unhedged portion of US$ required to purchase A$ to settle Curragh’s operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $74 million for the year ended December 31, 2019.

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

We are also exposed to counterparty credit risk arising from our operating activities, primarily from trade receivables. Customers who wish to trade on credit terms are subject to credit verification procedures, including an assessment of their independent credit rating, financial position, past experience and industry reputation. We monitor the financial performance of counterparties on a routine basis to ensure credit thresholds are achieved. Where required, we will request additional credit support, such as letters of credit, to mitigate against credit risk. Credit risk is monitored regularly, and performance reports are provided to our management and Board of Directors.

Coronado Global Resources Inc. Form 10-K December 31, 2019 101

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Coronado Global Resources Inc. Form 10-K December 31, 2019 102

IConsolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	December 31, 2019	December 31, 2018
Current assets:
Cash and restricted cash		$26,553	$124,881
Trade receivables		133,297	206,127
Related party trade receivables	26	86,796	36,716
Income tax receivable	21	897	12,017
Inventories	7	162,170	95,103
Other current assets	10	44,109	40,914
Total current assets		453,822	515,758
Non-current assets:
Property, plant and equipment, net	8	1,632,788	1,618,558
Right of use asset – operating leases, net	12	62,566	—
Goodwill	9	28,008	28,008
Intangible assets, net	9	5,079	5,402
Deposits and reclamation bonds		12,227	11,635
Deferred income tax assets	21	2,852	11,848
Other non-current assets	10	17,512	18,355
Total assets		$2,214,854	$2,209,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$64,392	$42,962
Accrued expenses and other current liabilities	11	238,788	243,496
Income tax payable	21	29,760	9,241
Asset retirement obligations	13	10,064	7,719
Contingent royalty consideration	22	688	26,832
Contract obligations	16	36,935	39,116
Lease liabilities	12	29,685	1,307
Other current financial liabilities	15	5,894	7,728
Total current liabilities		416,206	378,401
Non-current liabilities:
Asset retirement obligations	13	121,710	118,072
Contract obligations	16	204,877	253,578
Deferred consideration liability	17	174,605	155,332
Interest bearing liabilities	14	330,000	—
Other financial liabilities	15	1,546	4,073
Lease liabilities	12	48,165	2,481
Contingent royalty consideration	22	855	3,371
Deferred income tax liabilities	21	47,973	38,838
Other non-current liabilities		976	1,610
Total liabilities		1,346,913	955,756
Common stock $0.01 par value; 1,000,000,000 shares authorized, 96,651,692 shares are issued and outstanding as of December 31, 2019 and December 31, 2018		967	967
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of December 31, 2019 and December 31, 2018		—	—
Additional paid-in capital		820,247	1,107,948
Accumulated other comprehensive loss		(45,206)	(49,609)
Retained earnings		91,712	194,220
Coronado Global Resources Inc. stockholders’ equity		867,720	1,253,526
Noncontrolling interest		221	282
Total stockholders’ equity		867,941	1,253,808
Total liabilities and stockholders’ equity		$2,214,854	$2,209,564

See accompanying notes to consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2019 103

Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Year ended December 31,
	Note	2019	2018	2017
Revenues:
Coal revenues	4	$1,705,442	$1,500,730	$384,722
Coal revenues from related parties	4, 26	468,897	444,870	371,663
Other revenues	4	41,409	34,904	11,859
Total revenues		2,215,748	1,980,504	768,244
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		1,047,359	991,994	463,638
Depreciation, depletion and amortization		176,461	162,117	75,503
Freight expenses		166,729	117,699	15,880
Stanwell rebate		175,318	127,692	—
Other royalties		157,016	181,715	39,665
Selling, general, and administrative expenses		36,062	66,207	21,793
Total costs and expenses		1,758,945	1,647,424	616,479
Operating income		456,803	333,080	151,765
Other income (expenses):
Interest expense, net		(39,294)	(57,978)	(9,955)
Loss on debt extinguishment		—	(58,085)	—
Other, net	5	2,649	(27,216)	473
Total other income (expense), net		(36,645)	(143,279)	(9,482)
Income before tax		420,158	189,801	142,283
Income tax expense	21	(114,681)	(75,212)	—
Net income		305,477	114,589	142,283
Less: Net loss attributable to noncontrolling interest		(61)	(92)	(70)
Net income attributable to Coronado Global Resources Inc.		$305,538	$114,681	$142,353
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	23	(2,438)	(45,827)	—
Net gain (loss) on cash flow hedges, net of tax	23	6,841	(3,782)	—
Total comprehensive income		309,880	64,980	142,283
Less: Net loss attributable to noncontrolling interest		(61)	(92)	(70)
Total comprehensive income attributable to Coronado Global Resources Inc.		$309,941	$65,072	$142,353

Earnings per share of common stock(1)
Basic		3.16	0.21	—
Diluted		3.16	0.21	—

Pro Forma earnings per share of common stock(2)
Basic		—	0.97	—
Diluted		—	0.97	—

(1) The 2018 earnings per share of common stock and weighted average shares of common stock outstanding is for the period following the initial public offering, on October 24, 2018. See Note 6(b).

(2) The 2018 pro forma financial information presented has been computed to reflect income tax expense assuming our initial public offering occurred on January 1, 2018. See Note 6(b).

See accompanying notes to consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2019 104

Consolidated Statements of Stockholders’ Equity/Members’ Capital

(In US$ thousands, except share data)

				Common stock		Preferred stock		Additional	Accumulated other comprehensive income/(loss)			Total
	Members’	Retained	Noncontrolling					paid in		Retained	Noncontrolling	stockholders
	capital	earnings	interest	Shares	Amount	Series A	Amount	capital		earnings	interest	equity
Balance December 31, 2016	$936,650	(62,814)	290	—	—	—	—	—	—	—	—	874,126
Members’ Contributions	—	—	17	—	—	—	—	—	—	—	—	17
Members’ distributions	(383,126)	—	—	—	—	—	—	—	—	—	—	(383,126)
Net income (loss)	—	142,353	(70)	—	—	—	—	—	—	—	—	142,283
Balance December 31, 2017	$553,524	79,539	237	—	—	—	—	—	—	—	—	633,300
Members’ distributions before Reorganization Transactions	(69,074)	—	—	—	—	—	—	—	—	—	—	(69,074)
Members’ contributions before Reorganization Transactions	181,610	—	137	—	—	—	—	—	—	—	—	181,747
Reorganization Transactions	(666,060)	(79,539)	(374)	80,000,000	800	1	—	665,260	—	79,539	374	—
Proceeds from initial public offering, net	—	—	—	16,651,692	167	—	—	442,147	—	—	—	442,314
Net income (loss)	—	—	—	—	—	—	—	—	—	114,681	(92)	114,589
Other comprehensive loss (net of $1,529 deferred income tax)	—	—	—	—	—	—	—	—	(49,609)	—	—	(49,609)
Total comprehensive income	—	—	—	—	—	—	—	—	(49,609)	114,681	(92)	64,980
Share based compensation for equity classified awards	—	—	—	—	—	—	—	541	—	—	—	541
Balance December 31, 2018	$—	—	—	96,651,692	967	1	—	1,107,948	(49,609)	194,220	282	1,253,808
Net income (loss)	—	—	—	—	—	—	—	—	—	305,538	(61)	305,477
Other comprehensive income (net of $2,932 deferred income tax)	—	—	—	—	—	—	—	—	4,403	—	—	4,403
Total comprehensive income	—	—	—	—	—	—	—	—	4,403	305,538	(61)	309,880
Share-based compensation for equity classified awards	—	—	—	—	—	—	—	319	—	—	—	319
Dividends paid	—	—	—	—	—	—	—	—	—	(408,046)	—	(408,046)
Return of capital	—	—	—	—	—	—	—	(288,020)	—	—	—	(288,020)
Balance December 31, 2019	$—	—	—	96,651,692	967	1	—	820,247	(45,206)	91,712	221	867,941

	See accompanying notes to consolidated financial statements

Coronado Global Resources Inc. Form 10-K December 31, 2019 105

Consolidated Statements of Cash Flows
(In US$ thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$305,477	$114,589	$142,283
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	176,461	162,351	75,503
Reduction in carrying amount of right of use asset - operating leases	24,403	—	—
Amortization of deferred financing costs	4,497	5,181	688
Non-cash interest expense	19,885	9,919	436
Amortization of contract obligations	(34,794)	(31,870)	(4,032)
Loss on disposal of property, plant and equipment	(1,238)	122	(722)
Increase (decrease) in contingent royalty consideration	(13,646)	8,825	(1,588)
Loss on interest rate swap	—	3,239	—
Equity-based compensation expense	321	541	—
Deferred income taxes	14,803	55,123	—
Reclamation of asset retirement obligations	(3,456)	(4,743)	(1,180)
Change in estimate of asset retirement obligation	—	(234)	—
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	20,205	(63,126)	37,926
Inventories	(67,388)	23,419	(58)
Other current assets	(5,062)	(15,057)	675
Accounts payable	21,351	12,684	(2,625)
Accrued expenses and other current liabilities	(4,336)	81,593	8,272
Operating lease liabilities	(25,877)	—	—
Change in other liabilities	45,820	2,197	—
Net cash provided by operating activities	477,426	364,753	255,578
Cash flows from investing activities:
Capital expenditures	(183,283)	(114,302)	(63,923)
Proceeds from the disposal of property, plant, and equipment	145	66	922
Purchase of deposits and reclamation bonds	(1,074)	(9,789)	(2,376)
Redemption of deposits and reclamation bonds	482	1,443	6,054
Acquisition of Curragh, net of cash acquired	—	(537,207)	—
Payment of contingent purchase considerations	—	(6,628)	—
Net cash used in investing activities	(183,730)	(666,417)	(59,323)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities, net of debt discount	474,223	720,083	175,645
Proceeds from interest rate swap	—	28,251	—
Payments on interest rate swap	—	(31,490)	—
Debt issuance costs and other financing costs	(4,293)	(42,075)	(5,752)
Principal payments on interest bearing liabilities and other financial liabilities	(148,583)	(815,758)	(43,499)
Principal payments on finance and capital lease obligations	(1,308)	(1,801)	(1,402)
Payment of contingent purchase consideration	(15,002)	(4,922)	—
Dividends paid	(408,046)	—	—
Shareholders’/Members’ contributions (distributions), net	(288,020)	112,536	(383,126)
NCI member’s contributions	—	137	17
Proceeds from initial public offering, net	—	442,314	—
Net cash provided by (used in) financing activities	(391,029)	407,275	(258,117)
Net increase (decrease) in cash and restricted cash	(97,333)	105,611	(61,862)
Effect of exchange rate changes on cash and restricted cash	(995)	(8,799)	—
Cash and restricted cash at beginning of period	124,881	28,069	89,931
Cash and restricted cash at end of period	$26,553	$124,881	$28,069
Supplemental disclosure of cash flow information:
Cash payments for interest	$5,235	$39,821	$8,690
Cash paid for taxes	$67,863	$23,612	$—

Coronado Global Resources Inc. Form 10-K December 31, 2019 106

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business, Basis of Presentation

(a)Organization and nature of operations

Coronado Global Resources Inc. (together with its subsidiaries, the “Company” or “Coronado”) is a global producer, marketer, and exporter of a full range of metallurgical coals, an essential element in the production of steel. The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the USA.

Coronado was incorporated on August 13, 2018 pursuant to the laws of the State of Delaware by conversion of Coronado Group HoldCo LLC, from a limited liability company to a corporation. Coronado Group HoldCo LLC was a wholly-owned subsidiary of Coronado Group LLC, a Delaware limited liability company.

Coronado Group LLC was formed on April 1, 2015 to consolidate Coronado Coal LLC and Coronado II LLC under common ownership. The consolidation was completed on July 31, 2015 through the contribution of the membership interests of Coronado Coal LLC and Coronado II LLC, in exchange for membership interest in Coronado Group LLC. On June 30, 2016, Coronado IV LLC contributed its membership interest in exchange for membership interest in Coronado Group LLC. Coronado Coal LLC, Coronado II LLC and Coronado IV LLC are referred to herein as the “US LLC’s”.

(b)Curragh Acquisition

On December 20, 2017 Coronado Australia Holdings Pty Ltd (“CAH”) was formed as a wholly-owned subsidiary of Coronado Group HoldCo LLC for acquiring and/or investing in coal mining related interests in Australia.

On March 29, 2018, CAH purchased all the outstanding shares in Wesfarmers Curragh Pty Ltd (since renamed Coronado Curragh Pty Ltd) including two wholly-owned subsidiaries, consisting of Curragh Queensland Mining Pty Ltd and Curragh Coal Sales Co Pty Ltd (collectively, “Curragh”). Curragh’s primary assets are mining facilities in Queensland, Australia.

Refer to Note (3) “Acquisitions” for further information related to the acquisition.

(c)Reorganization Transaction

During the year ended December 31, 2018, Coronado Group LLC and the Company completed a reorganization of their legal entity structure (the “Reorganization Transaction”). In connection with the Reorganization Transaction:

•Coronado Group HoldCo LLC was converted into the Company, a Delaware corporation to consolidate Coronado Coal Corporation and Coronado Australia Holdings Pty Ltd under common ownership.

•Coronado Group LLC contributed all membership interest in the US LLC’s to Coronado Coal Corporation, a wholly-owned subsidiary of the Company.

Immediately following the Reorganization Transaction, the Company held all the interests of Coronado Australia Holdings Pty Ltd and Coronado Coal Corporation and remained a subsidiary of Coronado Group LLC, owned by funds managed by The Energy & Minerals Group (“EMG”) and certain members of the Company’s management.

(d)Initial Public Offering

On October 23, 2018, the Company completed an initial public offering (“IPO”) on the Australian Securities Exchange (“ASX”).

Upon completion of the IPO, the Company issued 16,651,692 new shares of common stock and Coronado Group LLC sold the equivalent of 2,691,896.4 shares of common stock. The common stock is publicly traded on the ASX under the ticker “CRN,” in the form of CHESS Depositary Interests (“CDIs”). CDIs are units of beneficial ownership in shares of common stock held by CHESS Depositary Nominees Pty Limited (“CDN”), a wholly-owned subsidiary of ASX Limited, the company that operates the ASX.

Each share of common stock is equivalent to 10 CDIs.

Coronado Global Resources Inc. Form 10-K December 31, 2019 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following the IPO, Coronado Group LLC beneficially owns 773,081,036 CDIs (77,308,104 shares) representing 80% of the total CDIs outstanding. The remaining 193,435,884 CDIs (19,343,588 shares), are owned by new investors in the form of CDIs.

A portion of the proceeds from the IPO were used to repay all outstanding borrowings and to pay fees and expenses related to the IPO.

Coronado Group LLC holds 1 share of Series A Preferred Stock of the Company which is the only Series A Preferred Stock issued and outstanding. The holders of Series A Preferred Stock are permitted to nominate and elect 10% of the Company’s Board of Directors.

Refer to Note 6 “Capital Structure” for further details.

In connection with the IPO, Coronado Group LLC entered into a voluntary escrow agreement under which they agreed, among other things, to certain restrictions and prohibitions from dealing in its owned securities for a restricted period beginning on October 23, 2018 and ending on the first business day after the release of the 2019 financial statements.

On July 28, 2019, the Company registered its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

On August 19, 2019, the independent directors of the Company approved the early release of 10,631,687, or 11%, shares of common stock held by Coronado Group LLC from voluntary escrow. As at December 31, 2019, Coronado Group LLC had not sold shares of common stock that have been held since the IPO.

(e) Basis of Presentation

The consolidated financial statements have been prepared in accordance with requirements of the US Generally Accepted Accounting Principles (“US GAAP”) and are presented in US dollars, unless otherwise stated.

The Reorganization Transaction was treated as a combination of entities under common control in line with Accounting Standards Codification (“ASC”) 805, Business Combinations whereby the receiving entity, the Company recorded the contributed assets and liabilities at the carrying value of Coronado Group LLC.

Prior to the Reorganization Transaction, the consolidated financial statements of the Company reflect the net assets and operations of Coronado Group LLC. The financial statements presented following the Reorganization Transaction are those of the receiving entity (the Company) and are retrospectively adjusted to present that entity as if it always held the net assets or equity interests previously held by the seller, Coronado Group LLC. As such, financial information (including comparatives) of the Company has been presented as a continuation of the pre existing accounting values of assets and liabilities in Coronado Group LLC’s financial statements.

The consolidated financial statements include the accounts of the Company and its affiliates. The Company, or Coronado, are used interchangeably to refer to Coronado Global Resources Inc., Coronado Global Resources Inc. and its subsidiaries, or to Coronado Group LLC, as appropriate to the context. Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

(f)Certain Significant Risks and Uncertainties

External factors, including general economic conditions, international events and circumstances, competitor actions, governmental actions and regulations are beyond the Company’s control and can cause fluctuations in demand for coal and volatility in the price of commodities. This is turn may adversely impact on the Company’s future operating results, purchase or investment opportunities in the coal mining industry.

Concentration of customers

For the year ended December 31, 2019 $1,198.2 million, or 55% of total revenues, were attributable to five (5) customers. In comparison, for the year ended December 31, 2018, $980.8 million, or 51% of total revenues were attributable to five (5) customers and for the year ended December 31, 2017, $576.8 million, or 76% of total revenues were attributable to five (5) customers. As of December 31, 2019, the Company had four (4) customers that accounted for $171.5 million, or 78%, of accounts receivable. As of December 31, 2018, the Company had four (4) customers that accounted for $128.3 million, or 53%, of accounts receivable.

Coronado Global Resources Inc. Form 10-K December 31, 2019 108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of labor

Out of the Company’s total employees, 12% are subject to the Curragh Mine Operations Enterprise Bargaining Agreement 2019. This agreement covers work carried out by permanent, full-time, temporary, and casual coal mining employees engaged by Curragh to fulfil production, maintenance and processing activities. Other than the Curragh Mine Operations Enterprise Bargaining Agreement 2019, there are no other collective bargaining agreements or union contracts covering employees of the Company.

2.Summary of Significant Accounting Policies

(a)Newly Adopted Accounting Standards

Revenue from Contracts with Customers (ASC Topic 606). In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09 which replaced the existing requirements in US GAAP and provided companies with a single revenue recognition model for recognizing revenue with contracts with customers.

Effective January 1, 2018, the Company elected to adopt the requirements of ASC 606 using the modified retrospective method. The Company notes that after the assessment of applicable revenue streams, there is no quantitative impact to the adoption of ASC 606. The comparative information for the year ended December 31, 2017 has not been adjusted and continues to be reported under ASC 605.

The standard has been applied to contracts that have not been completed at January 1, 2018, the date of initial application. Furthermore, Coronado has not retrospectively restated the contracts that were modified before the beginning of the earliest reporting period presented in accordance with the standard. The aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations were reflected in determining and allocating the transaction price.

Leases. In February 2016, the FASB, established Topic 842, Leases, by issuing Accounting Standards Update, or ASU, No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use, or ROU, model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

On January 1, 2019, the Company adopted ASU No. 2016-02 using the modified retrospective transition approach and elected the package of practical expedients that allows it to forgo reassessment of lease classification for leases that had already commenced. The Company also elected the practical expedients to the new standard without restating comparative prior period financial information, to not recognize ROU assets and liabilities for operating leases with shorter than 12-month terms and to include both lease and non-lease components with lease payments for all asset classes.

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

ASU No. 2016-02 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases. Such disclosures are included in Note 12 “Leases”.

(b)Accounting Standards Not Yet Implemented

Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Company) and interim periods therein. This standard is effective on January 1, 2020 and on adoption is not expected to have material impact on the Company’s results of operations or its cash flows.

Coronado Global Resources Inc. Form 10-K December 31, 2019 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all companies for fiscal years, and interim periods within those years, beginning after December 15, 2019. The disclosure requirements in accordance with this standard are effective on January 1, 2020.

Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. In January 2018, the FASB issued ASU 2017-04, which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for the Company in the first quarter of 2020 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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

(d)Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain judgements, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include asset retirement obligations; useful lives for depreciation, depletion and amortization; deferred income tax assets and liabilities; purchase price allocation associated with business combinations; values of coal properties; and other contingencies.

(e)Foreign Currency

Financial statements of foreign operations

The reporting currency of the Company is the US Dollar (“US$”).

Functional currency is determined by the primary economic environment in which an entity operates. The functional currency of the US operating subsidiaries is the US$. The functional currency of the Company’s foreign operating subsidiary, Curragh and its immediate parent CAH, is the Australian dollar (“A$”) since Curragh’s predominant sources of operating expenses are denominated in that currency.

Assets and liabilities are translated at the year-end exchange rate and items in the statement of operations are translated at average rates with gains and losses from translation recorded in other comprehensive income (loss).

Foreign Currency Transactions

Monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates.

Gains and losses from foreign currency remeasurement related to Curragh’s US dollar coal sales and related receivables are included in coal revenues. All other gains and losses from foreign currency remeasurement and realized gains and losses on settlement of foreign currency swaps are included in Other, net. The Company believes that this classification best reflects the operational activities of Curragh, whose functional currency is the Australian dollar. The total aggregate impact of foreign currency transaction gains or losses on the consolidated statements of operations was a net loss of $1.9 million, $17.8 million and $0 for the years ended December 31, 2019, 2018 and 2017, respectively. The total impact of foreign currency transactions related to US dollar coal sales in Australia (included in the total above) was a net loss of $2.9 million, and a net gain of $6.9 million and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.

Coronado Global Resources Inc. Form 10-K December 31, 2019 110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g)Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash at bank and short-term highly liquid investments with an original maturity date of three months or less. At December 31, 2019 and 2018, the Company had no cash equivalents.

“Cash and Restricted Cash”, as disclosed in the accompanying consolidated balance sheet includes $0.3 million of restricted cash at December 31, 2019 and $0.2 million at 2018.

(h)Trade and Related Party Accounts Receivables

The Company extends trade credit to its customers in the ordinary course of business. Trade accounts receivables and related party receivables are recorded at the invoiced amount and do not bear interest. The estimate of the allowance for doubtful accounts, which is charged to bad debt expense, is based on management’s assessment of current economic conditions and historical collection experience with each customer. Receivables are past due when they are outstanding beyond their contractual terms and are charged to the allowance for doubtful accounts when it is determined to be uncollectible. There was no allowance for doubtful accounts on trade accounts receivables and related party receivables at December 31, 2019 and 2018.

(i)Inventories

Coal is recorded as inventory at the point in time the coal is extracted from the mine. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Saleable coal represents coal stockpiles which require no further processing prior to shipment to a customer.

Coal inventories are stated at the lower of average cost and net realizable value. The cost of coal inventories is determined based on an average cost of production, which includes all costs incurred to extract, transport and process the coal. Net realizable value considers the estimated sales price of the particular coal product, less applicable selling costs, and, in the case of raw coal, estimated remaining processing costs.

Supplies inventory is comprised of replacement parts for operational equipment and other miscellaneous materials and supplies required for mining which are stated at cost on the date of purchase. Supplies inventory is valued at the lower of average cost or net realizable value, less a reserve for obsolete or surplus items. This reserve incorporates several factors, such as anticipated usage, inventory turnover and inventory levels. It is not customary to sell these inventories; the Company plans to use them in mining operations as needed.

(j)Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recognized for property, plant and equipment or amortizing intangible assets during the years ended December 31, 2019 and 2018.

Property, Plant, and Equipment

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units of production method over the estimated proven and probable reserve tonnes directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage.

Property, plant, and equipment are recorded at cost and include expenditures for improvements when they substantially increase the productive lives of existing assets. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets of 3 to 10 years for machinery, mining equipment and transportation vehicles, 5 to 10 years for office equipment, and 10 to 20 years for plant, buildings and improvements.

Maintenance and repair costs are expensed to operations as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss on disposal is recognized in operations.

Coronado Global Resources Inc. Form 10-K December 31, 2019 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. Goodwill is not amortized but is reviewed for impairment annually or when circumstances or other events indicate that impairment may have occurred. The Company follows the guidance in Accounting Standards Update 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08) which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include but are not limited to: a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; and a significant restructuring charge within a reporting unit. The Company defines reporting units at the business segment level. For purposes of testing goodwill for impairment, goodwill has been allocated to the reporting units to the extent it relates to each reporting unit.

Asset Retirement Obligations

The Company’s asset retirement obligation (ARO) liabilities primarily consist of estimates of surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the US and Australia as defined by each mining permit.

The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at the credit-adjusted, risk-free rate. The Company records an ARO asset associated with the discounted liability for final reclamation and mine closure. The obligation and corresponding asset are recognized in the period in which the liability is incurred. The ARO asset is amortized on the units-of-production method over its expected life of the related asset and the ARO liability is accreted to the projected spending date. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate. The Company also recognizes an obligation for contemporaneous reclamation liabilities incurred as a result of surface mining. Contemporaneous reclamation consists primarily of grading, topsoil replacement and re-vegetation of backfilled pit areas. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

(k)Borrowing costs

Borrowing costs are recognized as an expense when they are incurred, except for interest charges attributable to major projects with substantial development and construction phases which are capitalized as part of the cost of the asset. There was no interest capitalized during the year ended December 31, 2019 and 2018.

(l)Leases

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

i)Finance leases

ROU assets related to finance leases are presented in Property, plant and equipment, net on the Consolidated Balance Sheet. Lease liabilities related to finance leases are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non-current) on the Consolidated Balance Sheet.

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

Coronado Global Resources Inc. Form 10-K December 31, 2019 112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ii)Operating leases

ROU assets related to operating leases are presented as Right of Use assets – operating leases, net on the Consolidated Balance Sheet. Lease liabilities related to operating leases that are subject to the ASC 842 measurement requirements such as operating leases with lease terms greater than twelve months are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non-current) on the Consolidated Balance Sheet.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating lease ROU assets may also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. The Company has lease arrangements with lease and non-lease components which are accounted for separately. Non-lease components of the lease payments are expensed as incurred and are not included in determining the present value. As at December 31, 2019, the Consolidated Balance Sheet included $40.7 million of operating lease liabilities relating to equipment embedded within mining service contracts.

(m)Royalties

Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. The Company had advance mining royalties of $4.9 million and $3.1 million respectively, included in prepaid expenses and other current assets as of December 31, 2019 and 2018.

The Stanwell rebate relates to a contractual arrangement entered into by Curragh with Stanwell Corporation Limited, a State of Queensland owned electricity generator, which requires payment of a rebate for export coal sold from some of Curragh’s mining tenements. The rebate obligation is accounted for as an executory contract and the expense is recognized as incurred.

(n)Revenue Recognition

Prior to the Company’s adoption of ASU 2014-09 Revenue from Contracts with Customers (ASC 606), coal sales were recognized when coal was loaded onto transport carriers for delivery to customers and the customer took ownership and assumed risk of loss, collection of the relevant receivable was probable, persuasive evidence of an arrangement existed and the sales price was fixed or determinable. Freight and handling costs paid to third party carriers and invoiced to coal customers were recorded as freight expenses and other revenues, respectively.

Revenue from contracts with customers

The Company accounts for revenue in accordance with ASC 606. ASC 606 was issued by the Financial Accounting Standards Board (FASB) in May 2014 in order to replace the existing requirements under US GAAP and provide the Company with a single revenue recognition model for recognizing revenue from contracts with customers. The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the combined or single contract should be accounted for as more than one performance obligation.

The Company recognizes revenue when control is transferred to the customer. For the Company’s contracts, in order to determine the point in time when control transfers to customers, the Company uses standard shipping terms to determine the timing of transfer of legal title and the significant risks and rewards of ownership. The Company also considers other indicators including timing of when the Company has a present right to payment and when physical possession of products is transferred to customers. The amount of revenue recognized includes any adjustments for variable consideration, which is included in the transaction price and allocated to each performance obligation based on the relative standalone selling price. The variable consideration is estimated through the course of the contract using management’s best estimates.

The majority of the Company’s revenue is derived from short term contracts where the time between confirmation of sales orders and collection of cash is not more than a few months.

Coronado Global Resources Inc. Form 10-K December 31, 2019 113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The Company’s contracts have multiple performance obligations as the promise to transfer the individual unit of coal is separately identifiable from other units of coal promised in the contracts and, therefore, distinct. Performance obligations, as described above, primarily relate to the Company’s promise to deliver a designated quantity and type of coal within the quality specifications stated in the contract.

For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price is determined at each contract inception using an adjusted market assessment approach. This approach focuses on the amount that the Company believes the market is willing to pay for a good or service, considering market conditions, such as bench mark pricing competitor pricing, market awareness of the product and current market trends that affect the pricing.

Warranties provided to customers are assurance-type of warranties on the fitness of purpose and merchantability of the Company’s goods and services. The Company does not provide service-type of warranties to customers.

Revenue is recognized at a point in time and therefore there are no unsatisfied and/or partially satisfied performance obligations at December 31, 2019 and 2018.

Shipping and Handling

The Company applies the practical expedient in ASC 606-10-25-18B and accounts for shipping and handling activities after the customer obtains control of the good as an activity to fulfil the promise to transfer the good. Therefore, the Company does not evaluate whether the shipping and handling services are promised services to its customers.

Shipping and handling costs paid to third party carriers and invoiced to coal customers are recorded as freight expense and other revenues, respectively.

(o)Commodity Price Risk

The Company has commodity price risk arising from fluctuations in domestic and global coal prices.

The Company’s principal philosophy is not to hedge against movements in coal prices unless there are exceptional circumstances. Any potential hedging of coal prices would be through fixed price contracts.

The Company is also exposed to commodity price risk related to diesel fuel purchases. The Company may periodically enter into arrangements that protect against the volatility in fuel prices as follows:

•enter into fixed price contracts to purchase fuel for the US operations. Refer to Note 24 “Commitments.”

•enter into derivative financial instruments to hedge exposures to fuel price fluctuations. Refer to Note 22 “Derivatives and Fair Value Measurement.”

(p)Income Taxes

The Company uses the asset and liability approach to account for income taxes as required by ASC 740, Income Taxes, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Valuation allowances are provided when necessary to reduce deferred income tax assets to the amount expected to be realized, on a more likely than not basis.

The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Coronado Global Resources Inc. Form 10-K December 31, 2019 114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to its conversion to a Delaware corporation in August 2018, the Company was a Delaware limited liability company, or LLC, that passed through income and losses to its members for U.S. federal and state income tax purposes. As a result of its conversion to a Delaware corporation and to reflect the fact that as a corporation the Company became subject to entity level taxation, deferred income tax liabilities of approximately $0.1 million were recognized through income tax expense in the Statement of Operations and Comprehensive income related to temporary differences that existed as of the date of its tax status change.

On September 19, 2018 the legacy U.S. businesses were contributed to the Company. The Company recognized approximately $40.5 million of net deferred income tax liabilities through income tax expense in the Statement of Operations and Comprehensive income which consisted principally of excess book-over-tax basis in mineral reserves and property, plant and equipment and certain accruals that were transferred from the limited liability company to the corporation.

Coronado Group LLC, the Company’s accounting predecessor, is a limited liability company that is not subject to US federal income tax. The Curragh entities are treated as a branch for U.S. tax purposes and all income flows through to the ultimate parent (the Company).

The Company’s foreign structure consists of Australian entities which are treated as corporations subject to tax under Australian taxing authorities.

(q)Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most relevant market. When considering market participant assumptions in fair value measurements, the Company distinguishes between observable and unobservable inputs, which are categorized in one of 3 levels of inputs.

See Note 22(b), “Derivatives and Fair Value Measurement” for detailed information related to the Company’s fair value policies and disclosures.

(r)Derivative accounting

The Company recognizes at fair value all contracts meeting the definition of a derivative as assets or liabilities in the consolidated balance sheet.

With respect to derivatives used in hedging activities, the Company assesses, both at inception and at least quarterly thereafter, whether such derivatives are highly effective at offsetting the changes in the anticipated exposure of the hedged item. The effective portion of the change in the fair value of derivatives designated as a cash flow hedge is recorded in “Accumulated other comprehensive income (loss)” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to earnings. To the extent that periodic changes in the fair value of derivatives deemed highly effective exceeds such changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes changes in the fair value of the instrument in earnings in the period of the change. The potential for hedge ineffectiveness is present in the design of certain of the Company’s cash flow hedge relationships.

The Company’s asset and liability derivative positions are offset on a counterparty-by-counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract.

(s)Share-based Compensation

The Company has a share-based compensation plan which allows for the grant of certain equity-based incentives including stock options, performance stock units (“PSU”) and restricted stock units (“RSU”) to employees and executive directors, valued in whole or in part with reference to the Company’s CDIs or equivalent common shares (on a 10:1 CDI to common share ratio).

The grant-date fair value of stock option award is estimated on the date of grant using Black-Scholes-Merton option-pricing model. For certain options and PSUs, the Company includes a relative Total Stockholder Return (“TSR”) modifier to determine the number of shares earned at the end of the performance period. The fair value of awards that include the TSR modifier is determined using a Monte Carlo valuation model.

Coronado Global Resources Inc. Form 10-K December 31, 2019 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expense for these equity-based incentives is based on their fair value at date of grant and is amortized over the requite service period, generally the vesting period. The Company estimates forfeitures when determining the amount of compensation costs to be recognized in each period.

See Note 20, “Share-Based Compensation” for detailed information related to the Company’s share-based compensation plans.

(t)Earnings per Share

Basic earnings per share is computed by dividing net income attributable to stockholders of the Company by the weighted-average number of shares of common stock outstanding during the reporting period.

Diluted net income per share is computed using the weighted-average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock primarily consist of employee stock options and restricted stock.

3.Acquisitions

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

Contingent consideration recognized on the date of the Curragh acquisition, specifically the Value Share Mechanism, or VSM, of $26.6 million associated with the Curragh acquisition represents the fair value of a two-year, 25% royalty on sales from metallurgical coal mined at Curragh. The royalty only applies to the realized price on metallurgical coal sales above $145 per metric ton. The VSM liability is marked-to-market at each reporting date, with any fluctuations included as an operating expense in the Consolidated Statement of Operations. The payout structure of the royalty could be replicated through a probability weighted discounted cash flow approach using a Monte Carlo simulation over a 24-month period from acquisition date. On acquisition date, the Company developed a fair value of the royalty using a Monte Carlo simulation.

In connection with the acquisition, Coronado Australia Holdings Pty Ltd incurred acquisition related costs for 2018 of $53.8 million, $38.5 million of which was recorded in selling, general, and administrative expenses. The remainder, relating to foreign currency swap losses, was recorded in the Consolidated Statements of Operations and Comprehensive Income under “Other, net”.

Coronado Global Resources Inc. Form 10-K December 31, 2019 116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Curragh acquisition was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes total consideration transferred and the allocation of the purchase price to the acquired assets and liabilities:

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

No goodwill was recorded in connection with this acquisition as the purchase consideration equaled the fair value of the net assets acquired.

The following pro forma summary reflects comparative consolidated results of the Company’s operations as if the Curragh acquisition had occurred on January 1, 2017 (unaudited).

	Year Ended December 31,
	2018	2017
	(US$ thousands)
Revenue	$2,296,661	2,174,100
Net Income	192,281	286,300

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

The pro forma results for the year ended December 31, 2018 exclude non-recurring adjustments of $53.8 million of transaction costs.

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

Coronado Global Resources Inc. Form 10-K December 31, 2019 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reportable segment results as of and for the years ended December 31, 2019, 2018 and 2017 are presented below:

	Curragh	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	(US$ thousands)
Year ended December 31, 2019
Total revenues	1,465,957	405,367	289,038	55,386	—	2,215,748
Adjusted EBITDA	421,660	185,629	70,305	(7,287)	(36,139)	634,168
Net income/(loss)	246,668	106,973	29,125	(15,177)	(62,112)	305,477
Total assets	1,137,290	550,730	331,987	141,053	53,794	2,214,854
Capital expenditures (1)	77,607	52,531	48,321	4,823	1	183,283

Year ended December 31, 2018
Total revenues	1,165,580	510,430	234,967	69,527	—	1,980,504
Adjusted EBITDA	314,227	212,485	31,939	(1,402)	(80,264)	476,985
Net income/(loss)	164,331	130,676	(10,290)	(25,969)	(144,159)	114,589
Total assets	1,187,851	504,313	260,952	140,674	115,774	2,209,564
Capital expenditures (1)	47,208	33,163	29,889	4,009	481	114,750

Year ended December 31, 2017
Total revenues	—	465,036	241,944	60,105	1,159	768,244
Adjusted EBITDA	—	211,240	34,897	3,270	(21,666)	227,741
Net income/(loss)	—	170,165	10,996	(7,686)	(31,192)	142,283
Total assets	—	518,340	236,688	153,653	43,111	951,792
Capital expenditures (1)	—	35,296	25,535	12,958	—	73,789

(1) Capital expenditures includes financing fees incurred through other financial liabilities for the purchase of certain equipment.

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(US$ thousands)
Net income	$305,477	114,589	142,283
Depreciation, depletion and amortization	176,461	162,117	75,503
Interest expense (net of income)	39,294	57,978	9,955
Other foreign exchange (gains) losses	(1,745)	9,004	—
Loss on retirement of debt	—	58,085	—
Income tax expense	114,681	75,212	—
Consolidated adjusted EBITDA	$634,168	476,985	227,741

Coronado Global Resources Inc. Form 10-K December 31, 2019 118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of Capital expenditures per the Company’s segment information to capital expenditures disclosed on the consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(US$ thousands)
Capital expenditures per Consolidated Statement of Cash flows	$183,283	114,302	63,923
Capital expenditures financed through other financial liabilities	—	870	9,866
ARO change in estimate to underlying asset	—	(422)	—
Capital expenditures per segment detail	183,283	114,750	73,789

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s segments, as the company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows.

	Year ended December 31, 2019
	Curragh	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	1,327,421	394,697	250,010	51,834	—	2,023,962
Thermal coal	102,867	10,393	35,666	1,451	—	150,377
Total coal revenue	1,430,288	405,090	285,676	53,285	—	2,174,339
Other	35,669	277	3,362	2,101	—	41,409
Total	1,465,957	405,367	289,038	55,386	—	2,215,748

	Year ended December 31, 2018
	Curragh	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	1,061,402	496,472	194,974	66,258	—	1,819,106
Thermal coal	74,656	13,830	37,215	792	—	126,493
Total coal revenue	1,136,058	510,302	232,189	67,050	—	1,945,599
Other	29,522	128	2,778	2,477	—	34,905
Total	1,165,580	510,430	234,967	69,527	—	1,980,504

	Year ended December 31, 2017
	Curragh	Buchanan	Logan	Greenbrier	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	—	461,863	189,124	54,479	—	705,466
Thermal coal	—	3,058	43,169	4,692	—	50,919
Total coal revenue	—	464,921	232,293	59,171	—	756,385
Other	—	115	10,810	934	—	11,859
Total	—	465,036	243,103	60,105	—	768,244

Further explanation to tables above:

The following is a description of the principal activities by reportable segments.

•The Company primarily offers two types of products to its customers: metallurgical coal and thermal coal of varying qualities. Metallurgical coal can be further distinguished by its volatility, defined as high, mid, or low. Each reporting segment mines a different volatility of metallurgical coal.

Coronado Global Resources Inc. Form 10-K December 31, 2019 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•On March 29, 2018, Coronado acquired the Curragh Mining business from Wesfarmers Limited. Curragh is a separate reportable segment due to having separate management, location, assets, and operations. Curragh is located in central Queensland, Australia and the reportable segment produces a wide variety of metallurgical coal.

•The Greenbrier reportable segment, comprised of coal mining facilities in the south-eastern region of West Virginia, produces hard coking coal, specifically mid-volatility coal.

•The Logan reportable segment, comprised of mining interests, coal reserves, and facilities located in Logan County, West Virginia, produces hard coking coal, specifically high-volatility coal.

•The Buchanan reportable segment, comprised of mining assets and operations located in Buchanan County, Virginia, produces hard coking coal, specifically low-volatility coal.

Payments from customers are generally due 30 days after invoicing. Invoicing usually occurs after shipment or delivery of goods. The timing between the recognition of revenue and receipt of payment is not significant.

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, or whose revenue individually represented 10% or more of the Company’s total revenue.

The following table summarizes any customer whose revenue individually represented 10% or more of the Company’s total revenue in the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Customer A	22%	23%	49%
Customer B	16%	12%	n/a

The following table presents revenues as a percent of total revenue from external customers by geographic region:

	Year Ended December 31,
	2019	2018	2017
USA	15%	20%	51%
Australia	5%	4%	—
Asia	52%	46%	—
Europe	6%	6%	—
South America	—	1%	—
Brokered sales	22%	23%	49%
Total	100%	100%	100%

The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered transactions at a point that does not reflect the end usage point, they are reflected as exports, and attributed to an end delivery point if that knowledge is known to the Company. Brokered sales reflect transactions with a related party that sells coal to various steel producers globally.

Coronado Global Resources Inc. Form 10-K December 31, 2019 120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.Other, net

Other, net consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(US$ thousands)
Loss on foreign exchange swap	$—	$(15,695)	$—
Other foreign exchange gains (losses)	1,745	(9,004)	—
Other income (expenses)	904	(2,517)	473
Total Other, net	$2,649	$(27,216)	$473

6.Capital Structure

(a)Stockholders’ Equity

The Company has securities listed for quotation in the form of CHESS Depository Interests (CDIs) on the Australian Securities Exchange (“ASX”) that trade under the symbol “CRN.”

Each share of common stock (share) is equivalent to 10 CDIs.

Authorized capital stock

The Company’s Articles of Incorporation, as amended, authorize the Company to issue 1,100,000,000 shares of $.01 par value capital stock consisting of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock.

Common Stock / CDIs

As each CDI represents one tenth of a share, holders of CDIs will be entitled to one vote for every 10 CDIs they hold. CDI holders are to receive entitlements which attach to underlying shares such as participation in rights issues, bonus issues, capital reductions and liquidation preferences.

The CDIs entitle holders to dividends, if any, and other rights economically equivalent to shares of common stock, including the right to attend stockholders’ meetings. CDN, as the stockholder of record, will vote the underlying shares in accordance with the directions of the CDI holders.

Preferred Stock

The Series A Preferred Share provides the holder with Board designation rights which are tied to the level of beneficial ownership of common shares in the Company. The Series A Preferred Share is not entitled to dividends and is non-transferable. The Series A Preferred Share has a liquidation preference of $1.00.

Restrictions

Voluntary escrow: Following the completion of the IPO, Coronado Group LLC entered into a voluntary escrow agreement whereby 77,308,103.6 shares of common stock (773,081,036 CDIs) were subject to voluntary escrow for a restriction period until the first business day after the release of the Company’s 2019 results.

Foreign Ownership Restriction: the Company’s CDIs and shares are considered ‘restricted securities’ under Rule 144 under the US Securities Act, and offers and sales of the CDIs and underlying shares will be subject to an initial one year distribution compliance period whereby holders of CDIs are unable to sell the CDIs into the US or to a US person unless the re-sale of the CDIs is registered under the Securities Act or an exemption is available.

Issued Stock

Following the Reorganization Transaction, 80,000,000 common shares and one Series A preferred Share were issued by the Company and held by Coronado Group LLC. All common shares and preferred shares have a par value of $0.01.

On October 23, 2018, in connection with the IPO on the ASX, the Company issued 16,651,692 new shares (166,516,920 CDIs), raising cash proceeds of $473.4 million, prior to issuance costs of $30.6 million. Coronado Group LLC sold 2,691,896.4 shares of common stock (26,918,964 CDIs) and the Company did not receive any proceeds from the sale of these securities.

Coronado Global Resources Inc. Form 10-K December 31, 2019 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019 and 2018, 966,516,920 CDIs (96,651,692 shares of common stock) were outstanding.

Refer to Note 20 “Share-Based Compensation” for options to purchase common stock issued and outstanding as of December 31, 2019 and 2018.

Dividends

The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s Board of Directors.

During the year ended December 31, 2019 the Company paid the following dividends and other distributions to stockholders and CDI holders on the ASX:

•Dividends of $299.7 million, or $0.31 per CDI ($3.1 per share of common stock), on March 29, 2019;

•Dividends of $108.2 million, or $0.112 per CDI ($1.12 per share of common stock), on September 20, 2019; and

•Return of capital of $288.0 million, or $0.298 per CDI ($2.98 per share of common stock), on September 20, 2019.

There were no dividends and no capital returns declared and paid during the year ended December 31, 2018 by the Company.

(b)Earnings per Share

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
(US$ thousands, except per share data)	2019	2018
Numerator:
Net Income	305,477	20,746
Less: Net income attributable to Non-controlling interest	(61)	(17)
Net Income attributable to Company stockholders (post IPO)	305,538	20,763
Net Income		114,681
Pro forma income tax expense		(21,190)
Pro Forma net income attributable to Company stockholders		93,491
Denominator (in thousands):
Weighted-average shares of common stock outstanding	96,652	96,652
Effects of dilutive shares	3	4
Weighted average diluted shares of common stock outstanding	96,655	96,656
Earnings Per Share (US$):
Basic	3.16	0.21
Dilutive	3.16	0.21
Pro forma earnings per share (US$):
Basic	n/a	0.97
Dilutive	n/a	0.97

Coronado Global Resources Inc. Form 10-K December 31, 2019 122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Inventories

	December 31,
(US$ thousands)	2019	2018
Raw coal	$41,127	$20,106
Saleable coal	63,006	26,374
Total coal inventories	104,133	46,480
Supplies inventory	58,037	48,623
Total inventories	$162,170	$95,103

8.Property, Plant and Equipment

The following table indicates the carrying value of each of the major classes of our consolidated depreciable assets:

	December 31,
(US$ thousands)	2019	2018
Land	$27,037	$26,845
Buildings and improvements	80,658	89,027
Plant, machinery, mining equipment and transportation vehicles	896,392	765,432
Mineral rights and reserves	464,710	464,680
Office and computer equipment	3,977	3,700
Mine development	497,439	479,152
Asset retirement obligation asset	81,520	80,993
Construction in process	80,646	43,691
	2,132,379	1,953,520
Less accumulated depreciation, depletion and amortization	499,591	334,962
Net property, plant and equipment	$1,632,788	$1,618,558

The amount of depreciation and depletion expense for property, plant and equipment for the years ended December 31, 2019, 2018 and 2017 was $167.2 million, $152.7 million and $76.9 million, respectively. The depreciation and depletion expense included a credit of nil, $0.2 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, relating to a change in estimate of the ARO.

Coronado Global Resources Inc. Form 10-K December 31, 2019 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Goodwill and Other Intangible Assets

(a)Acquired Intangible Assets

	December 31, 2019
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$840	$660
Mining permits - Logan	15	1,642	756	886
Mining permits - Buchanan	28	4,000	467	3,533
Total intangible assets		$7,142	$2,063	$5,079

	December 31, 2018
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$760	$740
Mining permits - Logan	15	1,642	638	1,004
Mining permits - Buchanan	28	4,000	342	3,658
Total intangible assets		$7,142	$1,740	$5,402

Amortization expense is charged using the straight-line method over the useful lives of the respective intangible asset. The aggregate amount of amortization expense for amortizing intangible assets for the years ended December 31, 2019, 2018 and 2017 were $0.3 million, $0.3 million and $0.3 million, respectively. Estimated amortization expense for the next five years is $0.2 million in 2020 and $0.2 million in 2021, $0.2 million in 2022, $0.2 million in 2023 and $0.2 million in 2024.

(b)Goodwill

In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. The Company performed a qualitative assessment to determine if impairment was required at December 31, 2019 or 2018. Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the reporting unit is greater than the carrying value at December 31, 2019 and 2018. The Company has not noted any indicators of impairment since the acquisition date. As a result, no impairment was recorded, and the balance of goodwill at both December 31, 2019 and 2018 was $28.0 million.

Coronado Global Resources Inc. Form 10-K December 31, 2019 124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.Other Assets

	December 31,
(US$ thousands)	2019	2018
Other current assets:
Prepayments	$19,119	13,150
Long service leave receivable	9,027	7,496
Other	15,963	20,268
Total other current assets	$44,109	40,914

Other non-current assets:
Favorable mineral leases	$3,982	4,140
Deferred debt issue costs	12,796	12,999
Long service leave receivable	734	1,216
Total other non-current assets	$17,512	18,355

The Company has other assets which includes favorable mineral leases, deferred debt issue costs, and long service leave receivable. The favorable mineral leases are amortized based on the coal tonnage removed from the lease property relative to the total estimated reserves on that property. The deferred debt issue costs were incurred to establish and amend the syndicated facility and are accordingly amortized over the life of the facility on a straight-line basis. Long service leave is paid when leave is taken, with a subsequent reimbursement received from the coal mining industries Long Service Leave Trust Fund (Trust Fund) in Australia. The reimbursement is recognized in other assets and is measured as the present value of expected future reimbursements to be received.

11.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the:

	December 31,
(US$ thousands)	2019	2018
Wages and employee benefits	$61,008	$50,819
Taxes other than income taxes	3,899	6,512
Accrued royalties	43,468	49,129
Accrued freight costs	30,416	26,509
Accrued mining fees	49,027	45,615
Cash flow hedge derivative liability	—	5,311
Acquisition related accruals	30,190	30,349
Other liabilities	20,780	29,252
Total accrued expenses and other current liabilities	$238,788	$243,496

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $30.2 million (A$43.0 million). This amount was outstanding as at December 31, 2019 and 2018 pending financial assessment to be made by the Office of State Revenue in Queensland, Australia.

Coronado Global Resources Inc. Form 10-K December 31, 2019 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.Leases

Information related to Company’s right-of use assets and related lease liabilities are as follows:

Year Ended December 31, 2019
(US$ thousands)
Operating lease costs	$30,236
Cash paid for operating lease liabilities	25,877

Finance lease costs:
Reduction in carrying amount of right of use assets	2,230
Interest on lease liabilities	197
Total finance lease costs	$2,427
	December 31,
(US$ thousands)	2019	2018
Operating leases:
Operating lease right-of-use assets	$62,566	$—

Finance leases:
Property and equipment	7,881	7,074
Accumulated depreciation	(5,144)	(2,914)
Property and equipment, net	2,737	4,160

Current operating lease obligations	27,204	—
Operating lease liabilities, less current portion	48,165	—
Total Operating lease liabilities	75,369	—

Current finance lease obligations	2,481	1,307
Finance lease liabilities, less current portion	—	2,481
Total Finance lease liabilities	2,481	3,788

Total Lease liability	$77,850	$3,788

December 31, 2019
Weighted Average Remaining Lease Term (Years)
Weighted average remaining lease term – finance leases	0.67
Weighted average remaining lease term – operating leases	2.89

Weighted Average Discount Rate
Weighted discount rate – finance lease	6.25%
Weighted discount rate – operating lease	8.00%

Coronado Global Resources Inc. Form 10-K December 31, 2019 126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s operating leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the terms deemed reasonable to exercise. Maturities of lease liabilities are as follows:

(US$ thousands)	Operating Lease	Finance Lease
Year ending December 31,
2020	$35,681	$2,569
2021	26,491	—
2022	8,921	—
2023	9,214	—
2024	2,909	—
Thereafter	1,630	—
Total lease payments	84,846	2,569
Less imputed interest	(9,477)	(88)
Total lease liability	$75,369	$2,481
(US$ thousands)	Operating Lease
Year ending December 31,
2019	$15,889
2020	14,031
2021	9,798
2022	8,434
2023	8,427
Thereafter	2,103
Total	$58,682

13.Asset Retirement Obligations

Reclamation of areas disturbed by mining operations must be performed by the Company in accordance with approved reclamation plans and in compliance with state and federal laws. For areas disturbed, a significant amount of the reclamation will take place in the future when operations cease. There were no assets that were legally restricted for purposes of settling asset retirement obligations as of December 31, 2019 and 2018. All mines are bonded for reclamation and mine plans are approved by the states of West Virginia, Virginia, and Queensland Australia. In addition, state agencies monitor compliance with the mine plans, including reclamation.

The Company records the fair value of its asset retirement obligations using the present value of projected future cash flows, with an equivalent amount recorded as basis in the related long lived asset or a change to the statements of operations if the related permit is closed. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities otherwise settled, the recorded amount of the liability is reduced.

Changes in the asset retirement obligations for the year ended December 31, 2019 were as follows:

(US$ thousands)
Total asset retirement obligations at January 1, 2019	$125,791
ARO liability additions	3,989
Accretion	9,367
Reclamation performed in the year	(3,456)
Gain on settlement of ARO	(462)
Change in estimate recorded to assets	(3,172)
Foreign currency translation adjustment	(283)
Total Asset retirement obligations at December 31, 2019	131,774
Less current portion	(10,064)
Asset retirement obligation, excluding current portion	121,710

Changes in the asset retirement obligations for the year ended December 31, 2018 were as follows:
Coronado Global Resources Inc. Form 10-K December 31, 2019 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ thousands)
Total asset retirement obligations at January 1, 2018	$56,429
ARO liability acquired	104,305
ARO liability additions	8,776
Accretion	9,376
Reclamation performed in the year	(4,743)
Gain on settlement of ARO	(854)
Change in estimate recorded to operations	(234)
Change in estimate recorded to assets	(39,677)
Foreign currency translation adjustment	(7,587)
Total Asset retirement obligations at December 31, 2018	125,791
Less current portion	(7,719)
Asset retirement obligation, excluding current portion	118,072

14.Interest Bearing Liabilities

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

On December 23, 2019, the bank guarantee facility, Facility B limit was reduced to A$130 million largely due to a change in the Queensland State Government’s method of managing the risk of mining companies failing to meet their environmental performance, rehabilitation and mine closure obligations. In April 2019 the Queensland State government enacted the Mineral and Energy Resources (Financial Provisioning) Act 2018 (QLD) which requires us to pay an annual levy to the Queensland State Government in lieu of providing bank guarantees.

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

During the year ended December 31, 2019 the Company borrowed a total amount of $464.0 million under the SFA to partially fund distributions to shareholders in the period of $696.0 million, and for other working capital purposes.

The total interest bearing liabilities outstanding under the SFA as at December 31, 2019, was $330.0 million. There were no amounts outstanding under the SFA as at December 31, 2018.

The Company’s lending arrangements contain, among other terms, events of default and various affirmative, negative, and reporting covenants and cross-default provisions that are typical for a facility of this nature. Should the Company be unable to comply with any future debt-related covenant (and where the non-compliance is not remedied within the permitted timeframe), the Company will be required to seek a waiver of such covenant to avoid an event of default.

Coronado Global Resources Inc. Form 10-K December 31, 2019 128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Other Financial Liabilities

The following is a summary of other financial liabilities at December 31, 2019:

(US$ thousands)	Principal
Collateralized notes payable to equipment financing companies, payable in aggregate monthly instalments ranging from $ 4 to $124 through September 19, 2021. Interest is payable at fixed rates ranging up to 5.5% per annum	$4,039
Unsecured notes payable to insurance premium finance company, payable in aggregate monthly instalments ranging from $ 372 to $467 with a fixed rate ranging up to 3.80% per annum	3,401
Total other financial liabilities	7,440
Less current instalments	5,894
Other financial liabilities, excluding current instalments	$1,546

The following table presents remaining aggregate contractual maturities for the above:

(US$ thousands)	December 31, 2019
2020	$5,894
2021	1,546
Thereafter	—
Total debt	$7,440

The following is a summary of other financial liabilities at December 31, 2018:

(US$ thousands)	Principal
Collateralized notes payable to equipment financing companies, payable in aggregate monthly instalments ranging from $ 1 to $124 through September 19, 2021. Interest is payable at fixed rates ranging up to 5.5% per annum	$7,297
Unsecured notes payable to insurance premium finance company, payable in aggregate monthly instalments ranging from $ 478 to $584 with a fixed rate ranging up to 3.30% per annum	4,504
Total other financial liabilities	11,801
Less current instalments	7,728
Other financial liabilities, excluding current instalments	$4,073

*See Note 10, Other Assets, for debt issuance costs related to the revolving credit facility.

The other financial liabilities to equipment financing companies are collateralized by the equipment being financed plus certain other equipment owned by the Company.

16.Contract Obligations

In connection with the acquisition of the Logan assets, the Company assumed certain non-market contracts related to an export terminal services agreement and various coal leases. The terminal services agreement expires on March 31, 2024 and requires the Company to pay for one million tons of transloading services each year at a fixed price regardless of whether the Company utilizes the terminal services or not. On acquisition, the Company recorded $25.0 million related to this obligation and is amortizing it ratably over the transloading commitment for the contract term. On adoption of ASC 842- Leases the Terminal services contract liability was eliminated against the Terminal services Right of Use Asset on the Consolidated balance sheet. The non-market coal leases require royalty payments based on a percentage of the realization from the sale of the respective coal under lease. The Company recorded $27.3 million related to the non-market portion of the coal leases and is amortizing it ratably over the respective estimated coal reserves as they are mined and sold.

In connection with the acquisition of Buchanan, the Company assumed certain sales contracts with a fixed pricing component that was effectively below the market price at the date of acquisition. The Company recorded $10.0 million related to the unfavorable pricing of these sales contracts and is amortizing it ratably based on the tons sold through the contract.

Coronado Global Resources Inc. Form 10-K December 31, 2019 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the acquisition of Curragh, the Company assumed the Stanwell non-market coal supply agreement (CSA) with a fixed pricing component that was effectively below the market price at the date of acquisition. The Company recorded $307.0 million related to the unfavorable pricing of the Stanwell CSA and is amortizing it ratably based on the tons sold through the contract. The amortization of this liability for the year ended December 31, 2019 and 2018 were $33.9 million and $28.3 million, respectively, and was recorded as other revenues in the statement of comprehensive income.

The following is a summary of the contract obligations as of December 31, 2019:

(US$ thousands)	Short-term	Long-term	Total
Coal leases contract liability	$843	21,312	22,155
Stanwell below market coal supply agreement	36,092	183,565	219,657
	$36,935	204,877	241,812

The following is a summary of the contract obligations as of December 31, 2018:

(US$ thousands)	Short-term	Long-term	Total
Terminal services contract liability	$2,717	11,549	14,266
Coal leases contract liability	844	22,354	23,198
Stanwell below market coal supply agreement	35,555	219,675	255,230
	$39,116	253,578	292,694

17.Deferred Consideration Liability

On August 14, 2018 the Company completed the purchase of the Stanwell Reserved Area, or the SRA, adjacent to the current Curragh mining tenements. This area was acquired on a deferred consideration basis and on acquisition the Company recognized a “Right-to-mine-asset” and a corresponding deferred consideration liability of $155.2 million, calculated using a pre-tax discount rate of 13% representing fair value of the arrangements and the date of acquisition. The deferred consideration liability will reflect passage of time changes by way of an annual accretion at the pre-tax discount rate of 13% while the liability will decrease as domestic coal is supplied to Stanwell from the SRA. The accretion of deferred consideration is recognized in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income.

	December 31,
(US$ thousands)	2019	2018
Stanwell Reserved Area deferred consideration	$174,605	$155,332
	$174,605	$155,332

18.Workers’ Compensation and Pneumoconiosis (“Black Lung”) Obligations

In the United States, coal mine operations generate traumatic workers compensation claims, as well as workers’ compensation occupational disease claims for black lung disease. Injured workers generally file claims for traumatic injury under the governing state workers compensation act. Workers may file claims due to black lung under the governing state workers compensation act or under a series of federal laws that include the Federal Coal Mine Health and Safety Act of 1969, as amended, the Black Lung Benefits Act of 1973, and the Black Lung Benefits Reform Act of 1977. The Company provides for both traumatic workers compensation claims and occupational disease claims through an insurance policy.

The Company obtained workers compensation insurance for work related injuries, including black lung, through a third-party commercial insurance company for the years ended December 31, 2019, 2018 and 2017. The insurance policy covers claims that exceed $0.5 million per occurrence for all years, or aggregate claims in excess of $17.0 million, $18.0 million and $11.5 million for policy years ending May 2020, May 2019 and May 2018. Per the contractual agreements, the Company was required to provide a collateral deposit of $ 20.9 million for all policy years ending to May 31, 2020, which was accomplished through posting surety bonds totaling $8.7 million and $12.2 million of cash collateral in an escrow account.

For the years ended December 31, 2019, 2018 and 2017, the consolidated statements of operations included Company incurred claims, premium expenses and administrative fees related to worker’s compensation benefits of $13.8 million, $18.7 million and $18.0 million, respectively. As of December 31, 2019, and December 31, 2018, the estimated workers’ compensation liability was $20.9 million and $16.4 million, respectively, representing claims incurred but not paid based on the estimate of the outstanding claims under the coverage limits and the actuarially determined retained liability under the aggregate claim amount. The Company’s estimated workers’ compensation liabilities are recorded within accrued expenses and other current liabilities in the consolidated balance sheets.

Coronado Global Resources Inc. Form 10-K December 31, 2019 130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.Employee Benefit Plans

The Company has a 401(k)-defined contribution plan in which all US full time employees are eligible to participate upon their date of hire. Employees generally may contribute up to 100% of their qualifying compensation subject to statutory limitations. Effective January 1, 2014, the Company matches up to 100% up to the first 4% of the participant’s annual compensation for all employees except for those employed at Buchanan. For employees at Buchanan, the Company matches up to 100% of the first 6% of the participant’s annual compensation. The Company’s contributions immediately vest. Total Company contributions for the years ended December 31, 2019, 2018 and 2017 amounted to $3.3 million, $3.6 million and $3.0 million, respectively.

In the United States, the Company is self-insured for employee health care claims up to the lesser of $0.2 million per covered person or an aggregate amount depending on the various coverages provided to employees throughout the plan year for all employees. The Company has purchased coverage from a commercial insurance carrier to provide for any claims in excess of these amounts. At December 31, 2019 and 2018, the Company had provided accruals of $2.2 million and $1.8 million, respectively, for claims incurred but not paid based on management’s estimate of the Company’s self-insured liability. For the years ended December 31, 2019, 2018 and 2017, the Company incurred claims, premium expenses and administrative fees related to this plan totaling $28.0 million, $23.7 million and $19.3 million respectively.

20.Share-Based Compensation

(a) 2018 Equity Incentive Plan

In connection with the completion of the Company’s initial public offering of common stock, the Company implemented the Coronado Global Resources Inc. 2018 Equity Incentive Plan, or the 2018 Plan, which is designed to align compensation for certain key executives with the performance of the Company. During the year ended December 31, 2019, there were no updates to the 2018 Plan or issuance of a new plan.

The 2018 Plan provides for the grant of awards including stock options, or Options; stock appreciation rights; restricted stock units, or RSUs; and restricted stock, valued in whole or in part with reference to shares of the Company’s CDIs or common stock, as well as performance-based awards, including performance stock units, or PSUs, denominated in CDIs or shares of common stock. In 2018, the Company granted Options, RSUs and PSUs, all in CDIs with 10 CDIs representing 1 share of common stock. During the year ended December 31, 2019, there were no additional awards granted under the 2018 Plan.

Relative TSR Awards: For 25% of Options and PSUs granted in 2018, or the Relative TSR Options and the Relative TSR PSUs, the Company includes a relative total shareowner return, or TSR, modifier to determine the number of shares which will vest at the end of the performance period. For these awards determined based on the Company’s total shareowner return over the 3-year performance period relative to a predefined comparator group of companies.

Scorecard Awards: For the remaining 75% of Options and PSUs granted in 2018, or the Scorecard Options and the Scorecard PSUs, the number of awards that will ultimately vest is based on the certified achievement of the predefined scorecard performance metrics related to safety, production volumes and production costs which are tested at the end of the defined 3-year performance period.

The Company measures the cost of all stock-based compensation, including stock options, at fair value on the grant date and recognizes such costs within the consolidated statements of operations. The Company recognizes compensation expense related to Options and PSUs that cliff vest using the straight-line method. For stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals during the 3-year performance period. Stock-based compensation expense is recognized net of an estimated forfeiture rate and compensation expense is only recognized for awards that are expected to vest. Forfeiture estimates are trued-up through the vesting date or settlement date, to ensure that total compensation expense is recognized only for those awards that ultimately vest.

All 2018 Awards require the grantee to be employed by the Company at either the vesting date or settlement date except for grantees who meet certain retirement criteria under the 2018 Plan.

On October 23, 2018, 1,336,454 Options and 1,001,914 PSUs were granted under the 2018 Plan (the “2018 Awards”).

Coronado Global Resources Inc. Form 10-K December 31, 2019 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation expense was $0.3 million, $0.5 million and $0 for the years ended December 31, 2019, 2018 and 2017 respectively, and was included as a component of selling, general, and administrative expenses in the Company’s consolidated statements of operations. The 2018 stock-based compensation expense includes compensation expense recognized in full at the grant date for employees that meet certain retirement eligibility criteria per the 2018 Plan.

As of December 31, 2019, the Company had $0.6 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. This cost is expected to be recognized over a weighted-average period of 3.25 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Stock Option Awards

The Company’s 2018 stock option awards were granted on the date of the IPO with an exercise price of $2.84 per CDI (A$4.00 per CDI) which was equal to the Company’s IPO Price.

Coronado Global Resources Inc. Form 10-K December 31, 2019 132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

75% of the Company’s 2018 stock option awards are subject to “Scorecard” criteria and may vest based on certain service and performance conditions. The fair value of the Scorecard Options is estimated on the grant date using a Black-Scholes-Merton option-pricing model, which considers factors such as estimating the expected term of stock options and the expected volatility of our stock. The assumptions used in the Black-Sholes-Merton option-pricing model for such grants are as follows:

Expected term of the stock options (i)	7.22
Dividend yield (ii)	10%
Expected volatility (iii)	35%
Risk-free interest rate (iv)	2.46%

(i)Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which equates to a weighted average of the vesting period and total contractual term of the award. All awards cliff vest at the end of the requisite service period.

(ii)Dividend yield is the expected average yield of dividends expected over the vesting period. The Company has never paid dividends.

(iii)Expected volatility is estimated using comparable public company’s volatility for similar terms as the Company does not have a long enough operating period as a public company to estimate its own volatility. Over time as the Company develops its own volatility history it will begin to incorporate that history into its expected volatility estimates.

(iv)Risk-free interest rate is based on an interpolated Australian Government Bond Rate at the time of the grant for periods corresponding with the expected term of the option.

25% of the Company’s 2018 stock option awards are subject to TSR criteria and vest based on service and market conditions. The fair value of Relative TSR Options was estimated using a Monte Carlo simulation model.

The Company’s Stock Option activity is summarized below:

Stock Option Plan Activity	Number of options	Weighted-Average Exercise Price per CDI (US$)	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2017	—	—	—
Granted	1,336,454	—	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding at December 31, 2018	1,336,454	2.84	4.25
Exercisable at December 31, 2018	—	—	—
Granted	—	—	—
Forfeited	(43,978)	—	—
Exercised	—	—	—
Outstanding at December 31, 2019	1,292,476	2.54	3.25
Exercisable at December 31, 2019	—	—	—

The weighted average grant date fair value of all Option Awards granted was $0.27. During the year ended December 31, 2019 an executive resigned from the Company and as a result, 43,978 options awards granted under the 2018 Plan were forfeited. No stock option awards vested during the year ended December 31, 2019.

On August 5, 2019 the Board of Directors declared and approved return of capital of $0.298 per CDI. In accordance with ASX listing rule clause 7.22.3 the exercise price of option awards granted under 2018 Plan were reduced by the same amount as the return of capital to $2.54. This change was deemed a modification under ASC 718 “Compensation – Stock compensation”, however, there was no incremental fair value as a result and as such no change was required to the grant date fair value.

Performance Stock Unit Awards

The Company’s 2018 PSU awards were granted on the date of the IPO.

Coronado Global Resources Inc. Form 10-K December 31, 2019 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

75% of the Company’s 2018 PSU awards are subject to “Scorecard” criteria and vest based on service and performance conditions. The fair value of the Scorecard PSUs is the market value of the Company’s CDIs on the grant date less the present value of the expected dividends not received during the relevant period. Holders of Scorecard PSUs are entitled to dividends only from the end of the performance period until the settlement date. Dividends are forfeitable under the same conditions as the PSU awards.

25% of the Company’s 2018 PSU awards are subject to TSR criteria and vest based on service and market conditions. The grant date fair value of Relative TSR PSUs is estimated using a Monte Carlo simulation model.

Activity of the Company’s performance stock units (PSUs) that are ultimately payable in the Company’s CDIs or the equivalent number of shares of common stock granted under the 2018 Equity Incentive Plan is summarized below:

Performance Stock Units Plan Activity	Number of PSUs	Weighted Average Grant Date Fair Value (per CDI)
Nonvested at December 31, 2017	—	$—
Granted	1,001,914	—
Forfeited	—	—
Vested	—	—
Nonvested at December 31, 2018	1,001,914	$1.83
Granted	—	—
Forfeited	(13,193)	—
Vested	—	—
Nonvested at December 31, 2019	988,721	$1.83

The weighted average grant date fair value of all PSU Awards granted was $1.83 (A$2.58). During the year ended December 31, 2019 an executive resigned from the Company and as a result, 13,193 PSUs granted under the 2018 Plan were forfeited. No PSUs vested during the year ended December 31, 2019.

(b)Non-Executive Director Plan

Restricted Stock Units

The Company granted ,5312 and 54,687 RSUs during the year ended December 31, 2019 and 2018, respectively, in lieu of a salary to a non-executive director. The RSU’s are granted for nil consideration, as they form part of the participant’s remuneration package.

Each RSU represents the right to receive one CDI. The fair value of such awards was determined using the weighted average closing CDI price on the grant date and compensation expense is recorded over the requisite service period. Awards vest in full on the grant date.

During the year the Company allocated RSU’s, for a maximum value of A$0.2 million, to a non-executive director in lieu of his 2020 fees. These RSU’s will grant and vest at the end of each 2020 quarter.

Activity of the Company’s restricted stock units (RSUs) that are ultimately payable in CDIs stock granted under the Coronado Global Resources Inc. 2018 Non-Executive Director Plan is summarized below:

Coronado Global Resources Inc. Form 10-K December 31, 2019 134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units Plan Activity	Number of RSUs	Weighted Average Grant Date Fair Value (per CDI)
Nonvested at December 31, 2017	—	$—
Granted	54,687	—
Forfeited	—	—
Vested	(10,937)	—
Nonvested at December 31, 2018	43,750	$2.84
Granted	5,312	3.17
Forfeited	—	—
Vested	(49,062)	—
Nonvested at December 31, 2019	—	$—

Short Term Incentive Plan

The amount of the STI award that each participant becomes entitled to each year (if any) will be determined by the Board and Compensation and Nominating Committee based on the achievement of set financial and non-financial performance targets. 50% of the award is to be delivered in cash after the release of the Company’s audited full-year financial results and then 50% will be deferred for 12 months. The deferred component of the STI will be delivered as Restricted Stock Units (“RSUs”) that will vest after the release of the Company’s audited full year results following the year of the award.

Each RSU is an entitlement to receive one CDI (or, if the Board determines, the equivalent value in cash of common shares), plus additional CDIs (or the equivalent value in cash or common shares) equal to any distributions made until the RSU is settled. The RSU’s are granted for nil consideration, as they form part of the participant’s remuneration package.

The CEO is the only Director who is entitled to participate in the grant of RSUs under deferral arrangements in the STI Plan.

21.Income Taxes

Prior to August 13, 2018, the Company and its related entities were treated as partnerships for U.S. income tax purposes and therefore provided no income taxes within the financial statements. On August 13, 2018, the Company converted to a c-corporation and began to provide U.S. income taxes on the earnings of the Curragh operations. The Curragh entities are treated as a branch for U.S. tax purposes and all income flows through to the ultimate parent (the Company). On September 19, 2018, the legacy U.S. businesses were contributed to the Company and became taxable under the ownership of the Company at that time.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted and revised the U.S. corporate income tax system. Among other changes, the Tax Act reduced the corporate income tax rates from 35% to 21%, implemented a territorial tax system, and imposed a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The law change had no immediate impact on the Company due to the partnership tax status prior to the Tax Act enactment. The Company is currently recording its income taxes in accordance with the new law.

Income (loss) from continuing operations before income taxes for the periods presented below consisted of the following:

	December 31,
(US$ thousands)	2019	2018	2017
U.S.	$138,411	133,120	—
Non-U.S.	281,747	56,681	—
Total	$420,158	189,801	—

Coronado Global Resources Inc. Form 10-K December 31, 2019 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total income tax expense for the periods presented below consisted of the following:

	December 31,
(US$ thousands)	2019	2018	2017
Current:
U.S. federal	$16,518	12,613	—
Non-U.S.	79,228	7,493	—
State	3,737	1,885	—
Total current	99,483	21,991	—
Deferred:
U.S. federal	3,733	33,190	—
Non-U.S.	6,030	11,728	—
State	5,435	8,303	—
Total deferred	15,198	53,221	—
Total income tax expense	$114,681	75,212	—

The following is a reconciliation of the expected statutory federal income tax expense (benefit) to the Company’s income tax benefit for the periods presented below:

	December 31,
(US$ thousands)	2019	2018	2017
Current:
Expected income tax expense (benefit) at U.S. federal statutory rate	$88,233	39,858	—
Non-taxable income	—	(21,777)	—
Permanent differences	3,246	147	—
Initial recognition of deferred taxes	—	40,557	—
Australian branch impact on US taxes	15,956	13,236	—
State income taxes, net of federal benefit	7,246	3,191	—
Total income tax expense	114,681	75,212	—
Effective tax rate	27.3%	39.6%	0.00%

The Company is recording pre-tax book income for a full year of activity. As the Company was only subject to entity-level taxation in the U.S. for the Australian Operations after August 13, 2018, and for the U.S. Operations after September 19, 2018, the earnings prior to these dates, for the respective operations, were included as a permanent tax difference on the effective tax rate reconciliation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes using the enacted tax rates and laws currently in effect. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2019 were as follows:

Coronado Global Resources Inc. Form 10-K December 31, 2019 136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ thousands)	2019	2018
Deferred income tax assets:
Accruals and provisions	$26,572	27,632
Contract obligations	156,929	171,790
Asset retirement obligation	25,992	23,776
Interest limitation carried forward	—	7,561
Other	44,897	—
Gross deferred income tax assets	254,390	230,759
Valuation allowance (1)	(19,988)	—
Total deferred income tax assets, net of valuation allowance	234,402	230,759
Deferred income tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	(258,816)	(238,342)
Warehouse stock	(13,570)	(12,219)
U.S. liability on foreign deferred taxes	(1,993)	(7,188)
Other	(5,144)	—
Total deferred income tax liabilities	(279,523)	(257,749)

Net deferred income tax liability	(45,121)	(26,990)

(1) The Company recorded a valuation allowance against a deferred tax asset of an equal amount which relates predominantly to land and goodwill in Australia which is in the Other category in the table. Due to the capital character of these items and the lack of expected capital gains, the Australian group is not expected to realize the benefit of this deferred tax asset.

Unrecognized Tax Benefits

The Company provides for uncertain tax positions, and the related interest and penalties, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the anticipated tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

The total amount of unrecognized tax benefits was $14.2 million as of December 31, 2019, which if recognized would affect the effective tax rate on continuing operations by $1.4 million. We believe it is reasonably possible that in 2020, due to the potential resolution of certain potential settlements and other administrative and statutory proceedings and limitations, up to approximately $12.8 million unrecognized tax benefits will be recognized. We recorded no amounts related to interest and penalties for 2019, 2018 and 2017.

22.Derivatives and Fair Value Measurement

(a)Derivatives

The Company may use derivative financial instruments to manage its financial risks in the normal course of operations, including foreign currency risks, commodity price risk related to purchase of raw materials (such as gas or diesel) and interest rate risk. Derivatives are exclusively used for cash flow hedge purposes and hedging for speculative purposes is strictly prohibited under the Treasury Risk Management Policy approved by the Board of Directors.

The financing counterparties to the derivative contracts potentially expose the Company to credit-related risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of the financial instrument. The Company mitigates credit risk by entering into derivative contracts with high credit quality counterparties, limiting the amount of exposure to each counterparty and frequently monitoring their financial condition through the Standard and Poors or Moodys credit rating.

Forward fuel contracts

In 2018, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel that is used, or expects to use, in the operations at Curragh in 2019. During year ended December 31, 2019, the Company entered into additional derivative contracts in relation to expected consumption of diesel fuel in the operations at Curragh in 2020. The

Coronado Global Resources Inc. Form 10-K December 31, 2019 137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate notional amount for all outstanding derivative contracts were $57.2 million at December 31, 2019, and $44.6 million at December 31, 2018.

The unrealized gain of $3.2 million, net of tax, recognized in “Accumulated other comprehensive income/(loss)” as at December 31, 2019, is expected to be recognized into “Cost of coal revenues” in the Statements of Operations and Comprehensive Income within the next 12 months.

Forward foreign currency contracts

The Company’s Australian Operations utilize the cash it generates from its US$ denominated coal sales revenue to fund its operating costs, which are predominantly in A$. During the year ended December 31, 2019, the Company entered into forward foreign currency contracts to hedge its foreign exchange exposure on a portion of the US$ denominated coal sales revenue at Curragh, whose functional currency is A$.

The aggregated notional amount of the outstanding derivative contracts as at December 31, 2019 was $24.3 million. The unrealized loss of $1.0 million, net of tax, recognized in “Accumulated other comprehensive income/(loss)” at December 31, 2019, is expected to be recognized into “Coal revenues” in the Statements of Operations and Comprehensive Income within the next 3 months.

Given the forward fuel and forward foreign currency contracts were designated as cash flow hedges, any unrealized gain and losses on these derivatives are recorded in “Accumulated other comprehensive income/(loss)” and are reclassified into “Cost of coal revenues” and “Coal revenues”, respectively, in the Statements of Operations and Comprehensive Income in the period in which the hedged transaction impacts income. Refer to Note 23 “Accumulated other comprehensive loss” for further disclosure.

The fair value of foreign currency and diesel fuel derivatives reflected in the accompanying Consolidated Balance Sheet are set forth in the table below:

		December 31, 2019		December 31, 2018
(US$ thousands)	Classification	Derivative asset	Derivative liability	Derivative asset	Derivative liability
Forward fuel contracts	Other current assets	3,180	—	—	—
	Other current liabilities	—	—	—	5,402

Forward foreign currency contracts	Other current assets	953	—	—	—

		4,133	—	—	5,402

The following table presents our details of foreign currency and diesel fuel outstanding hedge contracts:

	December 31, 2019			December 31, 2018
(in thousands)	Notional amount (thousands)	Unit of measure	Varying maturity dates	Notional amount (thousands)	Unit of measure	Varying maturity dates
Designated forward fuel contracts	121,957	Liters	January 2020 – December 2020	93,420	Liters	January 2019 – December 2019

Designated forward foreign currency contracts	24,300	US$	January 2020 - March 2020	-	-	-

Other derivatives

During year ended December 31, 2018 the Company entered into a foreign exchange swap contract to hedge against the exposure fluctuations in the Australian Dollar against the U.S. Dollar on the purchase price of Curragh between the Agreement date and the completion date. The Company elected not to formally designate the swaps as cash flow hedges. As such, the Company accounted for the foreign exchange swaps as an economic hedge and recorded at fair value at the end of each reporting period. Pursuant with ASC 815, the foreign exchange swaps were initially recorded at fair value and all subsequent changes were recorded to “Other, net” (see Note 5 “Other, net”) within the Consolidated Statements of Operations.

Coronado Global Resources Inc. Form 10-K December 31, 2019 138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Instruments Measured on a Recurring Basis

As of December 31, 2019, the Company has the following financial instruments that are required to be measured at fair value on a recurring basis:

•Forward commodity contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

•Foreign currency forward contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

•Contingent royalty: fair value is determined using the Black-Scholes option pricing formula (Level 3)

•VSM: fair value is determined using the projected cash flow analysis (Level 3)

The following tables set forth the hierarchy of the Company’s net financial liabilities positions for which fair value is measured on a recurring basis as of December 31, 2019:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$3,180	$—	$3,180
Forward foreign currency contracts	—	953	—	953
Contingent royalty	—	—	(1,543)	(1,543)
	$—	$4,133	$(1,543)	$2,590

The Company’s net financial liability positions for which fair value is measured on a recurring basis as of December 31, 2018 was as follows:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$(5,402)	$—	$(5,402)
Contingent royalty	—	—	(17,216)	(17,216)
VSM	—	—	(12,987)	(12,987)
	$—	$(5,402)	$(30,203)	$(35,605)

Coronado Global Resources Inc. Form 10-K December 31, 2019 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Royalty Consideration

Key assumptions in the valuation include the gross sales price forecast, export volume forecast, volatility, the risk-free rate, and credit-spread of the Company.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands, except weighted average)	Fair value at December 31, 2019	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability(1)	$1,543	Black-Scholes Option model	Gross sales price forecast per tonne	$87.26 to $104.73 ($94.76)
			Export volume forecast (000’s)	4445 tons over 15 months
			Volatility	15.60%
			Risk-free rate	1.59% to 1.91% (1.81%)
			Company credit spread	6.35%

(1) $0.69 million of this amount is classified as a current liability with the remainder of $0.86 million being classified as a non-current liability.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands, except weighted average)	Fair value at December 31, 2018	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability(2)	$17,216	Black-Scholes Option model	Gross sales price forecast per tonne	$91.03 to $120.34 ($99.27)
			Export volume forecast (000’s)	8412 tons over 27 months
			Volatility	13.80%
			Risk-free rate	2.43% to 2.61% (2.52%)
			Company credit spread	3.48%

(2) $13.85 million of this amount is classified as a current liability with the remainder of $3.37 million being classified as a non-current liability.

Coronado Global Resources Inc. Form 10-K December 31, 2019 140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Value Share Mechanism

Key assumptions in the valuation include the risk-free rate, the tax rate, distribution, price volatility, and Foreign Exchange (“FX”) rate.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands, except weighted average)	Fair value at December 31, 2019	Valuation technique	Unobservable input	Range (Weighted Avg.)
Value Share Mechanism (VSM)	$—	Projected cash flows	Gross sales price forecast per tonne	$93.4 to $97.6 ($95.2)
			Tax rate	30.00%

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands, except weighted average)	Fair value at December 31, 2018	Valuation technique	Unobservable input	Range (Weighted Avg.)
Value Share Mechanism (VSM)	$12,987	Monte Carlo Simulation	Gross sales price forecast per tonne	$160 to $195.8 ($176.16)
			Tax rate	30.00%
			Risk-free rate	2.85%
			FX rate	0.7048
			Volatility	22.50%

Given the remaining period of the VSM obligation is short-term (expires March 31, 2020), the valuation technique has been changed from Monte Carlo simulation to projected cash flows.

The following is a summary of all the activity related to the contingent royalty liability and value share mechanism:

	2019 activity
(US$ thousands)	Account Classification	Contingent Royalty Liability	VSM	Incurred royalties	Total
Beginning balance at January 1, 2019		$17,216	$12,987	$8,295	$38,498
Statement of Operation activity:
Contingent liability / VSM expense incurred	Other royalties	—	—	16,598	16,598
Decrease in VSM Liability value	Other royalties	—	(12,987)	—	(12,987)
Decrease in Contingent Royalty Liability value	Other royalties	(15,673)	—	—	(15,673)
Total Statement of Operations activity:		(15,673)	(12,987)	16,598	(12,062)
Cash paid to CONSOL/Wesfarmers		—	—	(24,893)	(24,893)
Balance sheet:
Royalties payable to CONSOL/Wesfarmers	Accrued expenses and other liabilities	—	—	—	—
VSM Liability	Contingent royalty consideration—current	—	—	—	—
Contingent Royalty Liability	Contingent royalty consideration	1,543	—	—	1,543
Total liabilities at December 31, 2019		$1,543	$—	$—	$1,543

Coronado Global Resources Inc. Form 10-K December 31, 2019 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2018 activity
(US$ thousands)	Account Classification	Contingent Royalty Liability	VSM	Incurred royalties	Total
Beginning balance at January 1, 2018:		$8,019	$—	$1,652	$9,671
Beginning balance at March 29, 2018:		—	26,552	—	26,552
Statement of Operation activity:		—	—	—	—
Contingent liability / VSM expense incurred	Other royalties	—	—	34,752	34,752
Decrease in VSM Liability value	Other royalties	—	(13,565)	—	(13,565)
Increase in Contingent Royalty Liability value	Other royalties	9,197	—	—	9,197
Total Statement of Operations activity:		9,197	(13,565)	34,752	30,384
Cash paid to CONSOL/Wesfarmers		—	—	(28,109)	(28,109)
Balance sheet:		—	—	—	—
Royalties payable to CONSOL/Wesfarmers	Accrued expenses and other liabilities	—	—	8,295	8,295
VSM Liability	Contingent royalty consideration—current	—	12,987	—	12,987
Contingent Royalty Liability	Contingent royalty consideration	17,216	—	—	17,216
Total liabilities at December 31, 2018		$17,216	$12,987	$8,295	$38,498

Other than the estimated fair values of the assets acquired, and liabilities assumed in connection with the acquisitions described in Note 3 “Acquisitions”, which are level 3 fair value measurements, there are no other fair value measurements of assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018.

Assets acquired, and liabilities assumed in connection with the Curragh acquisition (refer to Note 3 “Acquisitions”)—The total cost of the acquisitions is allocated to the underlying identifiable net tangible and intangible assets based on their respective estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other things.

The valuation techniques used for measuring the fair value of material assets acquired were as follows:

•Working capital, excluding inventory, were recorded at the carrying value of the seller, which is representative of the fair value on the date of acquisition. Inventory was valued at its net realizable value.

•Mine development assets and mineral rights and reserves was recorded at fair value utilizing the income approach. The income approach utilized the Company’s operating projections as of the valuation date. Under the income approach, fair value was estimated based upon the present value of future cash flows. A number of assumptions and estimates were involved in forecasting the future cash flows including sales volumes and prices, costs to produce (including costs for labor, commodity supplies and contractors), transportation costs, capital spending, working capital changes and a risk adjusted, after-tax cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy).

•Plant and equipment, and other assets were recorded at fair values based on the cost and market approaches. The cost approach utilized trending and direct costing techniques to develop replacement costs. The market approach is based on independent secondary market data (which generally constitute Level 2 inputs under the fair value hierarchy).

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of December 31, 2019 and 2018:

•Cash and restricted cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities: The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity of these instruments.

Coronado Global Resources Inc. Form 10-K December 31, 2019 142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Deposits and reclamation bonds, current instalments of other financial liabilities, current instalments of interest bearing liabilities, current instalments of capital lease obligations, other financial liabilities, excluding current instalments, interest bearing liabilities, excluding current instalments and capital leases, excluding current instalments: The fair values approximate the carrying values reported in the consolidated balance sheets.

23.Accumulated Other Comprehensive Income

The Company’s Accumulated Other Comprehensive Income, or AOCI, consists of foreign currency translation adjustment from subsidiaries not using the U.S. dollar as their functional currency and net gains or losses on certain derivatives instruments accounted for as cash flow hedges.

		Net unrealized gain (loss)
(US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Cash flow foreign currency hedges	Total
Balance at December 31, 2017	$—	$—	$—	$—
Net current-period other comprehensive income (loss):
Loss in other comprehensive income (loss) before reclassifications	(45,827)	(5,311)	—	(51,138)
Tax effects	—	1,529	—	1,529
Total net current-period other comprehensive income (loss)	(45,827)	(3,782)	—	(49,609)
Balance at December 31, 2018	(45,827)	(3,782)	—	(49,609)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(2,438)	9,826	(474)	6,914
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	(1,026)	1,447	421
Tax effects	—	(2,640)	(292)	(2,932)
Total net current-period other comprehensive income (loss)	(2,438)	6,160	681	4,403
Balance at December 31, 2019	$(48,265)	$2,378	$681	$(45,206)

24.Commitments

(a)Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2019	$5,499
2020	5,194
2021	5,028
2022	4,953
2023	4,827
Thereafter	24,878
Total	$50,379

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b)Other commitments

As of December 31, 2019, purchase commitments for capital expenditures were $27.8 million, all of which is obligated within the next 12 months.

Coronado Global Resources Inc. Form 10-K December 31, 2019 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 20 years. In the U.S., the Company typically negotiates its rail and coal terminal on an annual basis. As of December 31, 2019, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.6 billion, of which approximately $111.0 million is obligated within the next year.

25.Contingencies

In the normal course of business, the Company is a party to certain guarantees and financial instruments with contingent liabilities, such as letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Company’s Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees or contingent liabilities.

Facility B of the SFA provides A$130.0 million for issuing multicurrency bank guarantees. At December 31, 2019, Facility B of the SFA had been utilized to issue A$68.0 million of bank guarantees on behalf of the Company. A significant portion of these bank guarantees have been issued in respect of certain port arrangements of the Company.

Curragh is a co-appellant to proceedings in the Queensland Supreme Court brought by Aurizon. Aurizon’s claim relates to costs relating to the co-defendants’ use of the Wiggins Island Coal Export Terminal Pty Ltd, or WICET, rail links, in particular, whether the “First Milestone Target Date”, which triggers certain “WIRP Fee” payments under the Wiggins Island Rail Project Deed, or WIRP Deed, has been achieved. On June 27, 2019, the Queensland Supreme Court delivered judgements in favor of Aurizon against Coronado Curragh Pty Ltd and the other co-defendants. The Company intends to continue to strongly contest the matter. The Company, together with the other co-defendants, lodged a notice of appeal of the Queensland Supreme Court judgement on July 25, 2019. It is currently expected that, were Aurizon successful in the ultimate result of the litigation and expert determinations, Coronado Curragh Pty Ltd would be required to pay approximately A$2.3 million per annum for the term of the WIRP Deed (which is 233 months). Resolution of this dispute would also result in the Company’s below rail access to WICET (of 1.5 MMtpa) becoming a firm contractual capacity entitlement (and the subject of a 20 year take-or-pay access agreement) instead of an ad hoc entitlement only. The Company’s Consolidated Balance Sheet includes an estimated loss contingency associated with these proceedings of approximately $5.3 million and $3.5 million as at December 31, 2019 and December 31, 2018, respectively.

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

26.Related‑Party Transactions

JEP

JEP Mining LLC (“JEP”) was formed in 2013 between Greenbrier and SYR Energy Partners LP (“SYR”). Greenbrier contributed $0.07 million for 50% ownership and SYR contributed $0.07 million for 50% ownership in JEP (collectively the Membership Interests). JEP is governed by three Managers, two of which are appointed by Greenbrier and one is appointed by SYR. The Company consolidates the financial statements of JEP as it is the primary beneficiary of the variable interest entity.

In connection with the JEP Variable Interest Entity, the Company issued a note receivable to their partner in JEP, SYR in 2013. The note provides additional capital to SYR to aid them in funding JEP. At December 31, 2019, the note had a balance of $0.6 million with related interest receivable of $0.2 million. As of December 31, 2018, the note had a balance of $0.6 million with related interest receivable of $0.2 million. These balances are included in related party receivables.

Coronado Global Resources Inc. Form 10-K December 31, 2019 144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

X-Coal

During the year the company sold coal to Xcoal Energy and Resources (“Xcoal”), an entity associated with Non-Executive director, Mr. Ernie Thrasher. Revenue from Xcoal of $468.9 million, $444.9 million and $371.7 million, respectively, are recorded as coal revenues on the consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 amounts due from Xcoal in respect of coal sales are $86.8 million. As of December 31, 2018, amounts due from Xcoal in respect of coal sales were $36.0 million. These balances are included in related party receivables.

Coronado Group LLC

Under Coronado Group LLC agreement (as amended, effective October 23, 2018), 2,900 management incentive units were designated and authorized for issuance to certain members of management to motivate and retain senior management. The plan is designated to allow key members of management to share in the profits of the Company after certain returns are achieved by the equity investors. The incentive units constitute “profit interests” for the benefit of senior management in consideration of services rendered and to be rendered. At December 31, 2019, 2,900 management incentive units were outstanding.

As described in Note 1, Coronado Coal LLC and Coronado II LLC merged to form Coronado Group LLC in July 2015. Coronado IV LLC was merged into Coronado Group LLC on June 30, 2016. Under the updated formation agreement dated June 30, 2016, the 2,500 designated and authorized units under the initial formation of Coronado Group LLC were replaced by these new units. At December 31, 2018, 2,900 management incentive units were outstanding.

The new incentive units are comprised of three tiers, which entitle the holders to receive distributions from Coronado Group LLC subordinate to the distributions to be received by Members. As of December 31, 2019, a portion of the authorized units have been allocated to various members of the Company’s management including Mr. Garold Spindler, CEO, and Mr. James Campbell, President and COO, both of whom are also members of Coronado Group LLC.

Stockholder’s Agreement and Registration Rights and Sell-Down Agreement

Following the IPO, Coronado Group LLC has beneficial ownership in the aggregate of 80% of the Company’s Shares. On September 24, 2018, Coronado Group LLC and the Company entered into a Stockholder’s Agreement and a Registration Rights and Sell-Down Agreement which governs the relationship between Coronado Group LLC and the Company while the EMG Group beneficially owns in the aggregate at least 50% of our outstanding shares of common stock (including shares of common stock underlying CDIs), including certain governance matters relating to the Company. Under this Agreement, Coronado Group LLC has the ability to require the Company to register its shares under the US Securities Exchange Act of 1934 and to provide assistance to Coronado Group LLC in selling some or all of its shares (including in the form of CDIs).

The Stockholder’s Agreement provides for the following:

•Consent rights: Coronado Group LLC (or its successors or permitted assigns) will have certain consent rights, whereby pre-agreed actions require approval by Coronado Group LLC prior to these actions being undertaken;

•Provision of information to Coronado Group LLC: There will be ongoing information sharing arrangements relating to the provision of financial and other information by the Company and its subsidiaries to Coronado Group LLC Group Entities and cooperation and assistance between the parties in connection with any financing (or refinancing) undertaken by the Company;

•Pro rata issuances: While Coronado Group LLC Group entities beneficially own in the aggregate at least 10% of the outstanding Shares, unless Coronado Group LLC (or its successors or permitted assigns) agrees otherwise, issuances of equity securities must have been offered to Coronado Group LLC in respect of its pro rata shares and any equity securities to be allocated by the Company under a share incentive plan will be sourced by purchasing them in the market rather than by issuing them; and

•Board rights: Certain rights regarding the board including the right, but not the obligation, to designate the Directors to be included in the membership of any board committee, except to the extent that such membership would violate applicable securities laws or stock exchange or stock market rules.

Coronado Global Resources Inc. Form 10-K December 31, 2019 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Relationship Deed

On September 24, 2018, the Company and Coronado Group LLC entered into a Relationship Deed under which the Company provides a number of indemnities in favor of Coronado Group LLC, including in relation to certain Offer-related matters and also certain guarantees that have in the past been provided or arranged by Coronado Group LLC and its Affiliates in support of Company obligations. Under the Relationship Deed, Coronado Group LLC also agrees to indemnify the Company in relation to certain Offer-related matters and reimburse certain costs.

27.Subsequent Events

In the period between the end of the financial year and the date of this Annual Report on Form 10-K there has not arisen any item, transaction or event of a material and unusual nature likely, in the opinion of the directors of the Company, to affect significantly the operations of the Group, the results of those operations, or the state of affairs of the Group, in future financial years, other than the following:

On January 12, 2020, the Company’s Curragh Mine was temporarily suspended when a contractor was fatally injured during a tire change activity in the main workshop on site. The Queensland Mines Inspectorate subsequently issued a directive requiring all relevant tire and wheel rim fitting activities to be suspended until the Inspectorate and Coronado were satisfied that these activities could recommence safely. Work at the mine recommenced gradually from January 17, 2020 following return to work safety sessions involving all workers on site. Upon completion of a detailed investigation, on February 14, 2020, the Inspectorate allowed tire and wheel rim fitting activities to recommence.

On January 15, 2020, the United States Government signed a Phase One economic and trade agreement with China that includes metallurgical coal exports. Chinese buyers of US metallurgical coal can apply for tariff exemption commencing from March 2, 2020 which now provides a clear path for export of Buchanan coal to China. This is likely to substantially reduce inventory levels at Buchanan and enable full scale mining operations to continue.

On January 30, 2020, the World Health Organization declared a public health emergency of international concern with respect to Coronavirus which emerged in the Chinese city of Wuhan in early January. Whilst any impact to global commodity markets is uncertain, the Company continues to monitor developments.

On February 24, 2020, the Company’s Board declared a fully franked ordinary dividend of 2.5 cents per CDI (USD). The dividend will have a record date of March 10, 2020 and be payable on March 31, 2020. CDIs will be quoted “ex” dividend on March 9, 2020.

Coronado Global Resources Inc. Form 10-K December 31, 2019 146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28.Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
(in US$ thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$591,879	$642,457	$535,841	$445,571
Operating income	142,978	176,615	110,208	27,002
Net income	96,820	117,506	69,099	22,052
Earnings per share of common stock	1.00	1.22	0.71	0.23

	Three Months Ended
(in US$ thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$208,153	$591,530	$599,634	$581,187
Operating income	3,729	93,695	117,361	118,295
Net income	(23,671)	59,322	45,199	33,739
Earnings per share of common stock	—	—	—	0.21

Coronado Global Resources Inc. Form 10-K December 31, 2019 147

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Coronado Global Resources Inc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coronado Global Resources Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity/members’ capital, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Richmond, Virginia

February 24, 2020

Coronado Global Resources Inc. Form 10-K December 31, 2019 148

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Coronado Global Resources Inc. Form 10-K December 31, 2019 149

item 9A. Controls and Procedures

Disclosure Controls and Procedures

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to provide reasonable assurance that information we disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Group Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, and concluded that such disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Remediation Efforts to Address Previously-Identified Material Weakness

As previously disclosed in our registration statement on Form 10 filed with the SEC on June 28, 2019, during the preparation of our financial statements for the year ended December 31, 2018, we and our auditors identified a material weakness in our internal control over financial reporting related to the recognition and presentation of the impact of the Reorganization Transaction, which occurred just prior to the Australian IPO. The presentation was corrected prior to the issuance of the financial statements and did not result in any material misstatement of our financial statements or disclosures.

In the period since December 31, 2018, management has remediated the identified material weakness. The remediation efforts implemented specifically focused on the identified item and have also aided in enhancing our overall financial control environment. Remediation efforts applied during the period included (a) the immediate posting of the identified one-off item to ensure no material misstatement in our financial statements; (b) the continued recognition of this position since December 31, 2018 in our financial statements for the year ended December 31, 2019; (c) the Company has employed additional qualified resources to prepare, review and provide guidance on technical matters of this nature; and (d) the Company continues to utilize the expertise of certain third party technical advisors to assist in the review of complex transactions.

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

Exemption from Management’s Annual Report and Auditor Attestation on Internal Controls

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

Coronado Global Resources Inc. Form 10-K December 31, 2019 150

ITEM 9B. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-K December 31, 2019 151

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages and positions of our directors and executive officers as of January 31, 2020 are set forth below:

Name	Age	Position(s)
William (Bill) Koeck	67	Chairman
Garold Spindler	72	Managing Director and Chief Executive Officer
Philip Christensen	65	Director
Greg Pritchard	57	Director
Ernie Thrasher	64	Director
Laura Tyson	48	Director
James Campbell	67	President and Chief Operating Officer
Ayten Saridas	52	Group Chief Financial Officer
Richard Rose	58	Vice President, Chief Legal Officer and Secretary
Emma Pollard	46	Vice President, People and Culture

Non-Employee Directors

William (Bill) Koeck, Chairman

Mr. Koeck joined our Board of Directors on September 21, 2018 after the Reorganization Transaction. Mr. Koeck has over 40 years’ experience in mergers and acquisitions, or M&A, equity capital markets, private equity, restructuring and workouts, company and securities law and corporate governance. Mr. Koeck retired as a partner of global law firm Ashurst in 2016 and continues as a part-time consultant to the firm. Since 2015, he has been a member of the Takeovers Panel, which is the primary forum for resolving disputes about Australian public company and fund takeovers, and which is an Australian government statutory appointment. Mr. Koeck has been a guest lecturer in post-graduate corporate and securities law in the Law Faculty at The University of Sydney for 20 years. Mr. Koeck has had extensive involvement as legal counsel in the coal industry in Australia and North America. Mr. Koeck earned a Bachelor of Laws—LLB and a Master of Laws—LLM (Hons) from The University of Sydney as well as a Diploma of Applied Corporate Finance (ASIA).

Mr. Koeck was selected to serve on our Board of Directors because of his extensive involvement as legal counsel in the coal industry in Australia and North America.

Coronado Global Resources Inc. Form 10-K December 31, 2019 152

Philip Christensen, Director

Mr. Christensen joined our Board of Directors on September 21, 2018 after the Reorganization Transaction. Mr. Christensen is also currently a board member of EcoJoule Energy Pty Ltd., a manufacturer of power electronics products and technologies. In addition, Mr. Christensen’s prior board service includes ASX-listed Aston Resources, an Australian coal mining, exploration and development company, and Whitehaven Coal, an Australian coal mining company. Since 2013, Mr. Christensen has served as the sole partner of Christensen Legal Pty Ltd, or Christensen Legal, a Brisbane-based boutique law firm practicing general corporate law. Mr. Christensen’s practice is focused on the coal mining sector. Mr. Christensen has more than 30 years’ experience in the corporate/M&A area and was a partner at Herbert Smith Freehills, a law firm, for 23 years, predominantly advising companies within the resources sector. Prior to forming Christensen Legal, Mr. Christensen served in a number of roles, including as executive director of an Australian coal exploration company and Chairman of a non-listed base metals exploration company. Mr. Christensen earned both a Bachelor of Commerce and Bachelor of Laws from The University of New South Wales. He is a solicitor admitted to practice in Queensland.

Mr. Christensen was selected to serve on our Board of Directors because of his experience on the board of directors of coal mining and resource companies.

Greg Pritchard, Director

Mr. Pritchard joined our Board of Directors on September 21, 2018 after the Reorganization Transaction. Mr. Pritchard was Managing Director and the Chief Executive Officer of Energy Developments Limited, a global producer of sustainable distributed energy, from December 2007 until October 2016, having joined the company as finance director in June 2001. Mr. Pritchard previously served as chief financial officer of QCT Resources Limited, a coal production and distribution company, and as chief financial officer QNI Limited, an Australian nickel and cobalt refinery. Mr. Pritchard previously held senior positions at KPMG London and Europe, or KPMG, a global audit, tax and advisory services provider and Wardley James Capel (now known as HSBC Securities Asia Limited), a stock brokerage services provider, in Australia, the United Kingdom and Europe. Mr. Pritchard is a Fellow of Chartered Accountants Australia & New Zealand and earned a Bachelor of Commerce from The University of Melbourne and a Master of Applied Finance from Macquarie University.

Mr. Pritchard was selected to serve on our Board of Directors because of his extensive experience in finance and service with companies in the energy sector.

Ernie Thrasher, Director

Mr. Thrasher joined our Board of Directors on September 21, 2018 after the Reorganization Transaction. Mr. Thrasher’s prior board service includes Barrick Gold Corporation, a Canadian gold mining company. Mr. Thrasher has over 40 years’ experience in the coal industry. Mr. Thrasher’s coal experience began in 1974 working for a family-owned mining company with operations in Maryland. He is the founder, Chief Executive Officer and Chief Marketing Officer of Xcoal, a global coal products supplier and one of the largest exporters of U.S. origin coal to Asia, whose activities also include the financing and development of mining and related infrastructure projects in West Virginia and in the anthracite coalfield in Northeastern Pennsylvania. Prior to forming Xcoal in 2003, Mr. Thrasher spent 22 years in various global marketing positions at Primary Coal, Inc., a coal company, and AMCI, a natural resources special investment company. In 2015, Mr. Thrasher founded XLNG Energy & Resources, which plans to market natural gas from reserves in the Marcellus and Utica Shale basins in the United States to customers in Europe and Asia. Mr. Thrasher also serves on the President’s Leadership Council-Boy Scouts of America, is a member of the Council on Foreign Relations, serves as a director on the National Committee on U.S.-China Relations and as a director on the U.S. India Strategic Partnership Forum.

Mr. Thrasher was selected to serve on our Board of Directors because of his extensive experience in the coal industry.

Coronado Global Resources Inc. Form 10-K December 31, 2019 153

Laura Tyson, Director

Ms. Tyson joined our Board of Directors on August 13, 2018, the effective date of the Reorganization Transaction, as a designee of the EMG Group. Ms. Tyson is also currently a board member for a number EMG portfolio companies including Ascent Resources LLC, White Star Petroleum, LLC, Heritage NonOp Holdings, LLC and Sable Permian Resources, LLC. Ms. Tyson serves as a managing director, the chief operating officer and the general counsel for EMG. She has over 20 years’ experience working on corporate and securities transactions. Prior to joining EMG in February 2014, Ms. Tyson was a Partner at Baker Botts L.L.P., a law firm, and was a member of the Master Limited Partnership, Energy and Private Equity practice groups. While at Baker Botts L.L.P., Ms. Tyson’s practice was focused on the energy sector and master limited partnerships, including those engaged in coal mining, pipeline transportation and gathering, storage, oil and gas exploration and production, compression, shipping and propane, and she served as outside counsel to EMG on both portfolio company investments and co-investment structuring beginning in 2008. Ms. Tyson earned a B.S. in Economics and Finance from McNeese State University and a J.D. from the University of Houston Law Center.

Ms. Tyson was selected to serve on our Board of Directors because of her extensive knowledge and understanding of our business and operations.

Executive Officers

Garold Spindler, Managing Director and Chief Executive Officer

Mr. Spindler served as the Chief Executive Officer of Coronado Group LLC from its formation in 2011 until October 2018. He served as the chief executive officer at Coronado Group HoldCo LLC from December 2017 until August 13, 2018, the effective date of the Reorganization Transaction. Mr. Spindler has served as our Managing Director and Chief Executive Officer since August 13, 2018, the effective date of the Reorganization Transaction. Mr. Spindler has more than 30 years’ experience in the coal industry and has held several key executive positions at some of the world’s largest coal companies, including chief executive officer of UK Coal, president and chief executive officer of Amax Coal Company (U.S.), and president and chief executive officer of Pittston Coal Company. Mr. Spindler is also the owner and chairman of St. Cloud Mining, a producer of natural zeolites in North America. Mr. Spindler earned both a B.S. and M.S. in Mining Engineering from West Virginia University, and a M.B.A. in Management from Stanford University.

Mr. Spindler was selected to serve on our Board of Directors because of his extensive knowledge and experience in the coal industry.

James Campbell, President and Chief Operating Officer

Mr. Campbell served as the President and Chief Operating Officer of Coronado Group LLC from 2011 until August 2018. Mr. Campbell has served as our President and Chief Operating Officer since August 13, 2018, the effective date of the Reorganization Transaction. Mr. Campbell has more than 40 years’ experience in the coal industry including as owner and chief executive officer of Spring Creek Energy, a coal company, and Strata Fuels, a coal company, and as president and chief operating officer of Imagin Natural Resources, a natural resource company specializing in coal. Mr. Campbell also spent 22 years with Pittston Coal Company, where he held various roles including executive vice president of Pittston Coal Company and president of Pittston Coal Sales Company. Mr. Campbell earned a B.S. in Mining Engineering from West Virginia University, a B.S. in Civil Engineering from West Virginia Institute of Technology and an Executive M.B.A. from the University of Virginia, Darden School of Business.

Ayten Saridas, Group Chief Financial Officer

Ms. Saridas has served as our Group Chief Financial Officer since June 2018. Ms. Saridas has 30 years of international corporate finance experience across a broad range of ASX-listed companies in upstream oil and gas, infrastructure, retail, fast-moving consumer goods and property. Prior to joining the Company, Ms. Saridas was the Chief Financial Officer of ASX-listed AWE Limited, an Australian oil and gas producer, from 2011 to 2016, where she was responsible for corporate strategy, finance, strategic planning, tax, treasury, M&A and risk management. Ms. Saridas has held a number of senior executive finance roles including group executive & treasurer at Santos, chief financial officer at Babcock & Brown Japan Property Trust, a Japanese real estate trust, group treasurer at Woolworths Limited, a company with retail interests in Australia and New Zealand, and head of corporate finance at Ausgrid, an electricity distribution company. Ms. Saridas earned a Bachelor of Commerce from The Australian National University and a Master of Applied Finance from Macquarie University and is a Fellow of CPA of Australia.

Coronado Global Resources Inc. Form 10-K December 31, 2019 154

Richard Rose, Vice President, Chief Legal Officer & Secretary

Mr. Rose served as the Vice President, Chief Legal Officer & Secretary of Coronado Group LLC from June 2017 until October 2018. Mr. Rose has served as our Vice President, Chief Legal Officer & Secretary since August 13, 2018, the effective date of the Reorganization Transaction. Mr. Rose has been a practicing lawyer since 1988. Prior to joining the Company, Mr. Rose was interim senior vice president, general counsel and corporate secretary of Meritor, Inc., an American vehicle part manufacturer, from March 2016 to August 2016. Mr. Rose has also served as senior vice president, general counsel and secretary of Calgon Carbon Corporation from September 2009 to September 2015, a company in the activated carbon and reactivation industry, and was a shareholder in the Pittsburgh office of Buchanan Ingersoll & Rooney, PC, a law firm, where his practice included general corporate counseling, federal securities and M&A. Before becoming a lawyer, Mr. Rose was a certified public accountant and auditor with an international public accounting firm. Mr. Rose earned a B.S. in Accounting from The Pennsylvania State University and a J.D. from the University of Pittsburgh School of Law.

Emma Pollard, Vice President People and Culture

Ms. Pollard has served as our Vice President People and Culture since October 1, 2018 and was previously our General Manager of Human Resources in Australia since January 2018. Ms. Pollard has more than 22 years’ experience in human resources. Prior to joining the Company, Ms. Pollard served as the general manager people and sustainability of Wesfarmers, prior to its acquisition by the Company. Prior to that, Ms. Pollard served as head of human resources of European Operations at Mylan NV, a global generic and specialty pharmaceutical company, from January 2015 to September 2017 and senior director talent acquisition and development, Europe from August 2013 to January 2015. Ms. Pollard also served as a Director, Human Relations, Australia and New Zealand at Alphapharm Pty Limited, a subsidiary of Mylan NV, from 2011 until 2013 and as Executive General Manager, Human Resources at Capral Aluminum from 2005 until 2011. Ms. Pollard earned a B.A. in Human Resources from the University of Sunderland and a post-graduate diploma in human resource management from the University of Northumbria.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of six directors, comprised of our Chief Executive Officer, three independent directors, and two non-executive directors.

The number of directors is fixed by our Board of Directors, subject to the terms of our certificate of incorporation and bylaws. Pursuant to our certificate of incorporation, we have issued one Series A Share, which is beneficially owned by the EMG Group, through its ownership of Coronado Group LLC. Ownership of our Series A Share provides the EMG Group (or a permitted transferee thereof) with Board designation rights tied to the level of the EMG Group’s aggregate beneficial ownership of shares of our common stock.

If the EMG Group elects, by written notice to us, the EMG Group will have the sole and exclusive right to nominate and elect, voting as a separate class and to the exclusion of all other series or classes of capital stock, a number of directors representing:

•a majority of the total number of directors so long as the EMG Group beneficially owns in the aggregate at least 50% of our outstanding shares of common stock;

•40% of the total number of directors if the EMG Group beneficially owns in the aggregate 40% or more, but less than 50%, of our outstanding shares of common stock;

•30% of the total number of directors if the EMG Group beneficially owns in the aggregate 30% or more, but less than 40%, of our outstanding shares of common stock;

•20% of the total number of directors if the EMG Group beneficially owns in the aggregate 20% or more, but less than 30%, of our outstanding shares of common stock;

•10% of the total number of directors if the EMG Group beneficially owns in the aggregate 10% or more, but less than 20%, of our outstanding shares of common stock.

Coronado Global Resources Inc. Form 10-K December 31, 2019 155

In October 2018, the EMG Group exercised its right to designate Ms. Laura Tyson to our Board of Directors pursuant to the terms of our Series A Share. We will redeem our Series A Share to the fullest extent permitted by law (at a price of $1.00) if, at any time, the EMG Group no longer beneficially owns, in the aggregate, 10% or more of the outstanding shares of our common stock.

On September 24, 2018, we entered into a Stockholder’s Agreement with Coronado Group LLC, which governs the relationship between the EMG Group and us while the EMG Group retains an interest in our ownership, including certain governance matters relating us. Pursuant to the Stockholder’s Agreement, for so long as the EMG Group has the right to nominate and elect directors as a holder of our Series A Share and any such director has been elected, the EMG will have the right to designate one of such directors to be included in the membership of any Board Committee, except to the extent that such membership would violate applicable securities laws or stock exchange or stock market rules.

Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation, or removal.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a formal Code of Business Conduct and Ethics, that is applicable to all of our employees, officers, and directors, including our chief executive and senior financial officers, that outlines how we expect our representatives to behave and conduct business in the workplace and includes legal compliance and guidelines on appropriate ethical standards.

The Code of Business Conduct and Ethics is designed to:

•provide a benchmark for professional behavior;

•support our business reputation and corporate image within the community; and

•make directors and employees aware of the consequences if they breach the Code of Business Conduct and Ethics.

The code of business conduct and ethics is available on our website at https://coronadoglobal.com.au/sec-information. We expect that any amendment to the code, or any waivers of its requirements, will be disclosed on our website. The identification of our website in this Report does not include or incorporate by reference the information on our website into this Report.

Board Leadership Structure

Our Board of Directors is led by our Chairman. The Chairman oversees the planning of the Board of Directors’ calendar and, in consultation with the other directors, schedules and sets the agenda for meetings of the Board of Directors. In addition, the Chairman provides guidance and oversight to members of management and acts as the Board of Directors’ liaison to management. In this capacity, the Chairman is actively engaged on significant matters affecting us. The Chairman may also lead our annual meetings of stockholders and perform such other functions and responsibilities as requested by the Board of Directors from time to time.

While the Board retains ultimate responsibility for the strategy and performance of the Company, the day-to-day operation of the Company is conducted by, or under the supervision of, the CEO as directed by the Board. The Board approves corporate objectives for the CEO to work towards and the management team is then responsible for implementing strategic objectives, plans and budgets approved by the Board.

Board Committees

Our Board of Directors has three standing committees: the Audit Committee, a compensation and nominating committee and a health, safety, environment and community committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors. The charters of each of our committees is available on our website.

Audit Committee

Our Audit Committee consists of Messrs. Pritchard (Chair), Christensen, and Koeck. Our Board of Directors has determined that each of Messrs. Pritchard, Christensen and Koeck are independent under Rule 10A-3 under the Exchange Act. Mr. Pritchard qualifies as an “audit committee financial expert” under the rules of the SEC.

Coronado Global Resources Inc. Form 10-K December 31, 2019 156

Our Audit Committee oversees our accounting and financial reporting process and the audit of our financial statements and assist our Board of Directors in monitoring our financial systems and legal and regulatory compliance. Our Audit Committee is responsible for, among other things:

•financial reporting;

•application of accounting policies;

•financial management and corporate and governance risk management;

•internal control system;

•taxation and financial risk management;

•business policies and practices;

•compliance with applicable laws, regulations, standards and best practice guidelines; and

•risks associated with transactions of strategic or routine nature.

The Audit Committee will have the power to investigate any matter brought to its attention within the scope of its duties and the authority to retain counsel and advisors at our expense to fulfill its responsibilities and duties.

Compensation and Nominating Committee

Our compensation and nominating committee consists of Mr. Koeck (Chair), Mr. Pritchard and Ms. Tyson. Our Board of Directors has determined that each of Mr. Koeck and Mr. Pritchard is independent under Rule 10C-1 of the Exchange Act and qualifies as a “non-employee director” within the meaning of Rule 16b-3(b)(3) under the Exchange Act.

Our compensation and nominating committee is responsible for developing and maintaining our compensation strategies and policies and recommends corporate governance guidelines applicable to the Board of Directors and our employees and identify and recommend nominees for election or appointment to our Board of Directors and its committees. The responsibilities of the compensation and nominating committee include:

•evaluating from time to time the performance of, and determining the remuneration of, the Chief Executive Officer and his direct reports;

•recommending to the Board of Directors whether grants are to be made under any or all of our employee equity incentive plans and approving major changes in relation to the employee equity incentive plans;

•approving major changes and developments in our policies and procedures related to remuneration;

•reviewing and facilitating stockholder and other stakeholder engagement in relation to our remuneration policies and practices;

•reviewing and recommending to the Board of Directors the size and composition of the Board of Directors including reviewing Board of Directors succession plans and the succession of the Chairman and Chief Executive Officer;

•reviewing and recommending to the Board of Directors the criteria for nomination as a director and the membership of the Board of Directors more generally;

•assisting the Board of Directors in relation to the performance evaluation of the Board of Directors, committees and individual directors;

•ensuring that processes are in place to support director induction and ongoing education; and

•developing, in consultation with management, and recommending to the Board of Directors measurable objectives for achieving gender diversity and reviewing and recommending to the Board of Directors any necessary changes on at least an annual basis.

The compensation and nominating committee also has the power to investigate any matter brought to its attention within the scope of its duties and authority to retain counsel and advisors at our expense to fulfill its responsibilities and duties.

Coronado Global Resources Inc. Form 10-K December 31, 2019 157

Health, Safety, Environment and Community Committee

Our Board of Directors also maintains a standing committee on health, safety, environment and community, or HSEC committee, which consists of Messers. Christensen (Chair), Pritchard, and Thrasher. Our Board of Directors has determined that Messers. Christensen and Pritchard are independent.

Our HSEC committee is responsible for, among other things:

•monitoring our performance on health, safety, environment and committee, or HSEC, matters;

•monitoring the establishment of appropriate HSEC objectives, and the strategies in place to meet these objectives;

•overseeing and monitoring the establishment, operation and implementation of our HSEC policies and procedures, and considering their alignment with our values and risk appetite;

•reviewing HSEC risks and issues, and action plans put in place to seek to minimize current risks and prevent incidents;

•evaluating the adequacy and effectiveness of the identification and management of HSEC and social risks and its disclosure of any material exposures to those risks; and

•monitoring our performance in regard to the HSEC consequences of decisions and actions, including impacts on employees, third parties, communities and our reputation.

The HSEC committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain independent counsel and independent advisors at our expense for any matter related to the fulfillment of its responsibilities and duties.

Other Committees

Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

Coronado Global Resources Inc. Form 10-K December 31, 2019 158

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This compensation and discussion analysis section discusses our principles underlying the policies and decisions with respect to the compensation of the following officers, or our Named Executive Officers, or NEOs, for the fiscal year ended December 31, 2019:

NAME	POSITION
Garold Spindler	Managing Director and Chief Executive Officer
Ayten Saridas	Group Chief Financial Officer
James Campbell	President and Chief Operating Officer
Richard Rose	Vice President, Chief Legal Officer and Secretary
Emma Pollard	Vice President, People and Culture

EXECUTIVE SUMMARY

Our NEOs’ compensation for 2019 was structured to align the interest of our NEOs and our stockholders, attract and retain suitably qualified NEOs and incentivize them to create sustainable performance.

The following summarizes how the Company performed and its key accomplishments during 2019:

•Safety: In Australia, the 12-month rolling average TRIFR at the end of the quarter was 6.5. In the United States the TRIR for the 12-month rolling average period was 2.14. The Company’s safety performance has outperformed the national average in both Australia and the United States.

•Production: Total saleable coal production of 20.2 MMt for 2019 was in line with the 2018 year.

•Adjusted EBITDA: For the year ended December 31, 2019 we achieved Adjusted EBITDA of $634.2 million compared to the pro forma Adjusted EBITDA for the year ended December 31, 2018 of $598.6 million. Adjusted EBITDA is a non-GAAP measure. For a complete discussion of the method of calculating Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•Dividends and Capital Return: The Company paid dividends and returned capital totaling $696.1 million to stockholders and CDI holders on the ASX during 2019.

2019 Key Compensation Decisions and Actions

In determining the compensation of the executive officers, the compensation and nominating committee takes into account current compensation levels, peer group benchmarking, and, other than with respect with to his own compensation, also considers recommendations of the Chief Executive Officer, which are based primarily on Company and individual performance as well as competitive market data. The Committee uses these factors to provide context within which to assess the significance of comparative market data and to differentiate the level of target compensation among our NEOs.

Our key compensation decisions and actions relating to our NEOs’ compensation for 2019 included the following:

Base salary: Base salary is a fixed element of compensation that is intended to attract and retain executives. After carrying out detailed benchmarking of pay levels, increases were made to the base salaries of some of our NEOs during 2019.

Coronado Global Resources Inc. Form 10-K December 31, 2019 159

We approved base salary increases for our Chief Executive Officer, Chief Legal Officer, and Vice President, People and Culture which took effect on October 1, 2019. The base salary increase for our Group Chief Financial Officer took effect on July 1, 2019. Our Group Chief Financial Officer’s salary increase went into effect earlier than those of the other NEOs, she had not yet received a pay increase since she began her employment with us in June 2018. The compensation and nominating committee approved these base salary increases after considering all of the factors described above.

The table below sets out the base salaries of our NEOs at December 31, 2019, using the average exchange rate for 2019, which was approximately A$1.00 to US$0.70.

NAME	Position	As at December 31, 2019	As at December 31, 2018
Garold Spindler	Chief Executive Officer	$1,250,000	$1,000,000
Ayten Saridas	Group Chief Financial Officer	$528,593 ($A760,000)	$465,996 (A$670,000)
James Campbell	Chief Operating Officer	$650,000	$650,000
Richard Rose	Chief Legal Officer	$400,000	$331,800
Emma Pollard	Vice President, People and Culture	$306,027 (A$440,000)	$284,202 (A$380,000)

2019 Short Term Performance Incentive: Our STI plan is an at-risk, variable component of our NEOs compensation and is aligned to the Company’s and the individual NEO’s performance goals. The performance of the Company and the efforts and individual contributions made by the NEOs in 2019 reflects an average payout of 82.6% of maximum short term incentive for our NEOs.

Performance Bonus: We paid our Chief Executive Officer a discretionary cash bonus of $600,000 in December of 2019 in recognition of the Company’s strong safety and financial performance in 2018. The amount was determined in roughly the same proportion to his base salary as prior bonuses for most of our other NEOs were determined in relation to their base salaries. This discretionary cash bonus for our Chief Executive Officer is reported in the “Bonus Column” of the Summary Compensation Table for 2019. We paid our Vice President, People and Culture a discretionary cash bonus of $45,991 in March of 2019 in recognition of the Company’s strong financial performance and Ms Pollard’s individual contribution in 2018.

Compensation Philosophy and Objectives

Our compensation and nominating committee, discussed in more detail below, set forth the following overall objectives of our executive compensation framework:

•Ensuring our compensation structures are equitable and aligned with our and our stockholders’ long-term interests;

•Attracting and retaining skilled executives; and

•Structuring short-term and long-term incentives that encourage high performance, are challenging and are linked to the creation of sustainable stockholder returns.

Executive compensation structures are designed to align the interest of stockholders with compensation outcomes by taking into account the performance of the company, the capability and experience of executives, and current economic and industry circumstances. Further, four aspirational principles generally guide our decisions about executive compensation:

•Fairness: provide a fair level of reward to all executives.

•Transparency: build a culture of achievement by transparent links between reward and performance.

•Alignment: promote mutually beneficial outcomes by aligning executive, customer and stockholder interests.

•Our culture: drive leadership performance and behaviors that create a culture that promotes safety, diversity and employee engagement.
Coronado Global Resources Inc. Form 10-K December 31, 2019 160

Accordingly, we have designed our executive compensation program to reward our executives for achieving annual and long-term (three-year) financial and business goals that relate to the aforementioned principles. Specifically, the amount of incentive compensation received by our NEOs is directly related to performance against goals such as safety, production, EBITDA metrics, growth, share price performance and cash costs per metric ton as described in more detail below.

Elements of executive compensation

Base Salary

Our executives are offered a base salary that comprises the fixed component of their compensation. Base salary is paid in order to attract and retain high-quality and experienced individuals, meet competitive salary norms and reward performance on an annual basis. Base pay for executives is reviewed annually and may be increased if appropriate. There are no guaranteed base salary increases included in any of our executives’ contracts. In setting base salaries and approving base salary increases, consideration is given to each executive’s position, prior experience and qualifications, and competitive compensation data we review for similar positions within our industry. We also consider competitive industry norms when determining how to allocate between cash and non-cash compensation for our NEOs. The industry comparisons are used for guidance purposes only. It is the intention of the compensation and nominating committee to pay base salaries to our NEOs that are commensurate with their qualifications and demonstrated performance.

For details regarding our 2019 base salary increases, see the “Executive Summary” section above.

Short-term Performance Incentives

We created our Short-Term Incentive Plan, or the STI Plan, to provide our executive officers with rewards for outstanding performance against short-term goals. The initial performance period under our STI Plan was from October 1, 2018 until December 31, 2019 and will correspond with our 12-month fiscal year thereafter. For the performance period ending December 31, 2019 under our STI Plan, bonus arrangements were based on both the achievement of Company performance goals, including safety, production and Adjusted EBITDA metrics and individual performance goals, which were agreed on an individual basis based on the individual’s defined roles and responsibilities within our Company. We believe that paying such cash bonuses:

•ensures our executive compensation structures are equitable and aligned with our interests and those of our stockholders;

•attracts and retains skilled executives; and

•challenges both us and our executives to create sustainable stockholder returns.

The amount of short-term incentive, or STI, award that each participant becomes entitled to each year (if any) is determined by our Board of Directors and the compensation and nominating committee based on the achievement of the set financial and non-financial performance targets. For the performance period ended December 31, 2019, executives had a portion of their performance measured against predetermined targets and the other portion was based on individual performance. The STI targets for fiscal year ending December 31, 2019 were based on safety, production and Adjusted EBITDA metrics, as follows:

Coronado Global Resources Inc. Form 10-K December 31, 2019 161

		Weighting		STI Award (75%)	STI Award (100%)	Actual FY2019 Results	Resulting Percentage of Maximum Opportunity
Metrics	1 Safety	30%	AU (15%)	10% reduction in TRIFR compared to prior year 3.02	20% reduction in TRIFR compared to prior year 2.68	6.5	-
			US (15%)	TRIR = 80% of national average 2.5	TRIR = 60% of national average 1.87	2.14	13.39%
	2 Production	35%	All	21.7mt	22.3mt	20.2	-
	3 Adjusted EBITDA	35%	All	US$737m	US$980m	US$634m	-
						Total	13.39%

There were not specific personal goals and targets set for our NEOs for 2019. The CEO provided the compensation and nominating committee with his analysis of the individual performance of our NEOs other than himself. The chart below highlights the most significant performance factors that were considered for our NEOs other than our CEO:

NEO	Principal Performance Factor
James Campbell	Cost reduction
Ayten Saridas	Debt restructuring
Richard Rose	Regulatory and capital markets compliance/initiatives
Emma Pollard	Development and implementation of strategic HR programs and emergency planning

The compensation and nominating committee assess the individual performance of the Chief Executive Officer. Their assessment is based on achievement of short-term financial, strategic and operational performance goals, which ultimately lead to favorable long-term operating results and contribute to the overall value of the Company.

The following table shows the details of the payments made to our NEOs under the 2019 STI plan, based on their maximum payout (as a percentage of base salary) multiplied by the maximum payout percentage of 13.39% for Group results, in addition to the percentage achievement of each NEO’s individual performance for which the compensation and nominating committee chose to assign more weight based on its review of overall individual and Company performance.

NEO	Maximum Opportunity Percentages (as a % of Base Salary)	Maximum Payout Opportunity	STI Plan Payout Score (% of Maximum Opportunity)	Actual Payout
Garold Spindler	100%	$1,250,000	84.39%	$1,054,875
Ayten Saridas	50%	$264,297	79.84%	$211,015
James Campbell	50%	$325,000	84.39%	$274,278
Richard Rose	50%	$200,000	77.47%	$154,940
Emma Pollard	50%	$153,014	75.65%	$115,755

Any award of STI to Mr. Spindler, Mr. Campbell and Ms. Saridas, if earned, will be delivered as follows:

•50% will be delivered in cash after the release of our audited full-year financial results; and

•50% will be deferred for 12 months. The deferred component of the STI award will be delivered as RSUs that will vest after the release of our audited full-year financial results for the year following the year of the award (e.g., the RSUs for the fiscal year ended December 31, 2019 STI deferred component will be granted following the release of the Company’s audited full-year financial results for fiscal year ending December 31, 2019 and will vest following release of our audited full-year financial results for fiscal year ending December 31, 2020).

Any award of STI to Mr. Rose and Ms. Pollard will be delivered in cash without any deferral.

The following table outlines the maximum STI opportunity for each of our NEOs:

Coronado Global Resources Inc. Form 10-K December 31, 2019 162

NEO	Maximum STI Opportunity
Garold Spindler	100% of base salary
James Campbell	50% of base salary
Ayten Saridas	50% of fixed annual remuneration
Richard Rose	50% of base salary
Emma Pollard	50% of fixed annual remuneration

As an employee, Mr. Spindler is the only director who is entitled to participate in the STI Plan, including with respect to the grant of RSUs under deferral arrangements. The compensation and nominating committee and our Board of Directors retain the right to exercise discretion not to award an STI where the participant has ceased employment with us or one of our entities during the performance period, or in limited other cases, including if a financial restatement is required or in cases of employee misconduct.

Long-term Performance Incentives

In connection with the Australian IPO, we established the Coronado Global Resources Inc. 2018 Equity Incentive Plan, or the Equity Incentive Plan, which allows us to grant equity awards to our consultants and employees. The objective of our Equity Incentive Plan is to foster sustained long-term performance and longer-term growth in stockholder value, while maintaining a total compensation opportunity that enables us to retain, attract and motivate qualified and high-performing executives. The Equity Incentive Plan was approved by our Board of Directors on September 21, 2018. The total number of shares that are available for awards under the Equity Incentive Plan is such maximum amount permitted by law and the ASX Listing Rules. As an employee director, Mr. Spindler is the only director who is entitled to participate in the grant of securities under the Equity Incentive Plan.

The initial grants made to our NEOs under our Equity Incentive Plan in 2018 consisted of performance stock units, or PSUs, and option awards. The portions of these awards that are eligible to vest are determined by our Board of Directors and the compensation and nominating committee based on our relative total stockholder return and a scorecard, or the LTI Scorecard, set by our Board of Directors and our compensation and nominating committee.

The LTI Scorecard goals are determined and approved by our Board of Directors at the beginning of the performance period, taking into account budgeted cost forecasts, business plans and strategy. For the initial grants made to our NEOs in 2018, our LTI Scorecard consisted of four equally-weighted performance measures based on the following categories:

•safety;

•production;

•our percentile ranking of total stockholder return, or TSR, relative to a peer group of similar companies; and

•cash costs per metric ton.

The performance metrics are measured over a predetermined performance period, which is from January 1, 2019 to December 31, 2021.

Our peer group for the relative TSR metrics for the performance period January 1, 2019 to December 31, 2021, consists of the following companies: New Hope Corporation Limited, Peabody Energy Corporation, ArchCoal, Warrior Met Coal, Inc., Contura Energy, Inc., BHP Group Limited (formerly BHP Billiton), South32 Limited, Yancoal Australia Ltd, Whitehaven Coal Ltd, Fortescue Metals Group Limited, Oz Minerals Limited, Evolution Mining Ltd, Rio Tinto Limited, Mineral Resources Limited, Newcrest Mining Limited, Saracen Mineral Holdings Limited, Sandfire Resources NL, Independence Group NL, Syrah Resources Ltd, Western Areas Ltd, Northern Star Resources Ltd, Teck Resources Limited, Anglo American Capital Plc and Vale S.A.

We did not make any grants under the Equity Incentive Plan in the year ended December 31, 2019.

Coronado Global Resources Inc. Form 10-K December 31, 2019 163

Management Incentive Units

In order to generate positive returns for Coronado Group LLC, prior to the Australian IPO, certain of our NEOs were granted management incentive units, or MIUs, in Coronado Group LLC. Some MIUs were granted as part of the employee’s hiring arrangements (for example, in the case of Mr. Rose), while others were granted based on performance. Each MIU entitles the holder to a right to receive a portion of the distributions made by Coronado Group LLC. We currently do not intend to grant further MIUs to our management team in the future. For more information regarding the MIUs, see “Coronado Group LLC Management Incentive Units.”

Post-employment Compensation

In connection with our Australian IPO, we entered into employment agreements with our NEOs. Under these agreements, we formalized the post-employment compensation arrangements for our continuing NEOs. Upon termination of employment without cause or a resignation for good reason, our continuing NEOs are entitled to receive certain severance payments and other benefits. In determining whether to approve, and in setting the terms of such severance arrangements, our compensation and nominating committee and our Board of Directors recognize that executives, especially highly-ranked executives, often face challenges securing new employment following termination. Severance amounts for termination without cause or a resignation for good reason would be as follows: for our Chief Executive Officer, Chief Operating Officer and Chief Legal Officer, base annual salary over the prior 12 months paid in a lump sum six months following the date of termination; and for our Group Chief Financial Officer, six months continuance of her fixed annual salary. Our Vice President, People and Culture is not contractually entitled to post-employment compensation. In the event of a termination as a result of redundancy, our Vice President, People and Culture is entitled to three weeks of her fixed annual salary for every year of service.

In addition to these amounts, certain of our NEOs will also receive post-employment payments in connection with complying with the non-compete and non-solicitation covenants contained in their employment agreements. Payment would be made, in exchange for the provision of consultation services by such NEOs, to our Chief Executive Officer, Chief Operating Officer and Chief Legal Officer in the amount equal to 50% of each officer’s base annual salary in 12 monthly payments, for a one-year period following termination of such officer’s employment.

Change in Control Compensation

To provide our NEOs with some financial security in the event their employment with our organization is terminated without cause or under certain circumstances following a change in control a portion of certain of our equity-based awards for our NEOs may vest, as determined by our compensation and nominating committee in its sole discretion. For more information about the change in control agreements with our NEOs, see “Potential Payments upon a Change in Control” below.

Other Compensation

As required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all Australian employees (including Ms. Saridas and Ms. Pollard). Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s compensation to an approved superannuation fund that the employee is typically not able to access until they are retired. Superannuation is contributed up to a maximum amount of the lesser of 9.5% of each such employee’s salary or the quarterly maximum contribution required under the Superannuation Guarantee (Administration) Act 1992 (Cth), which was $14,536.90 (A$20,767) for 2019. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

Our NEOs in Australia participate in our superannuation plan on the same statutory basis as all other employees.

Our NEOs located in the United States receive matching 401(k) contributions. We aim to match contributions at a market-appropriate level, which was a rate of 4% for fiscal year ended December 31, 2019.

For certain of our NEOs, we also paid for insurance premiums, relocation expenses and parking expenses. Additionally, we paid for housing costs for our Chief Executive Officer and Group Chief Financial Officer in Australia. We pay such perquisites in order to be competitive with industry norms.

Coronado Global Resources Inc. Form 10-K December 31, 2019 164

Compensation Consultants

In 2019, we engaged Guerdon Associates to review compensation arrangements, such as the long-term and short-term incentive compensation plans, and to carry out formal benchmarking of remuneration levels against selected peers for each of our NEOs. The composition of the peer group for benchmarking is reviewed each year to ensure that the inclusion of each company is appropriate. This determination is based on a variety of factors, including whether a company is a direct industry peer, is of similar size (as measured by revenue, assets, market capitalization and enterprise value), scope and/or complexity, and whether it is a competitor with the Company for executive and managerial talent.

The compensation and nominating committee selected the following companies (collectively referred to as the “peer group”) based on the recommendation of Guerdon Associates.

Alliance Resource Partners	Hecla Mining	Regis Resources
Alumina	Iluka Resources	Reliance Steel & Aluminum
Arch Coal	Incitec Pivot	Royal Gold
Beach Energy	Independence Group	Saracen Mineral Holdings
BlueScope Steel	Kaiser Aluminum	Seven Group Holdings
Carpenter Technology	Lynas	Sims Metal Management
Champion Iron	Materion	St Barbara
Coeur Mining	Mineral Resources	Unites States Steel
Commercial Metals	Mount Gibson Iron	Warrior Met Coal
Compass Minerals Int	New Hope	Washington H Soul Pattinson
Contura Energy	Northern Star Resources	Whitehaven Coal
Enviva Partners	OZ Minerals	Worthington Industries
Evolution Mining	Peabody Energy	Yancoal Australia
GWA Group	Pilbara Minerals

Not all of these companies were used in the benchmarking process of each NEO, but instead a specified subset of the peer group was created for each NEO depending on the NEO’s role and location. The Committee does not target a particular percentile within the peer group in setting an NEO’s compensation but uses the peer group compensation data as one of several factors in determining the form and amount of compensation.

Clawback Policy

All awards granted under the Equity Incentive Plan will be subject to recoupment under our clawback policy in the event our Board of Directors determines that (A) a participant has (i) acted fraudulently or dishonestly, (ii) engaged in gross misconduct, (iii) engaged in an act which has brought us into disrepute, (iv) breached his or her duties or obligations to us, or (v) been convicted of an offense or has a judgment entered against them in connection with our affairs; (B) there is a material misstatement or omission in our financial statements or any other circumstance which would affect our financial soundness or require a restatement of our financial accounts; (C) a participant’s awards vest or may vest as a result of the fraud, dishonesty or breach of duties or obligations of any other person and, in the opinion of our Board of Directors, the awards would not have otherwise vested; or (D) we are required by or entitled under law or Company policy to reclaim remuneration from a participant.

In the event of a recoupment, our Board of Directors may determine that any of the following held by or on behalf of the participant will lapse or deem to be forfeited: (i) unvested awards, (ii) vested but unexercised awards, (iii) restricted stock units, (iv) restricted shares, and/or (v) CDIs or shares allocated under the Equity Incentive Plan.

Additionally, our Board of Directors may determine that a participant must pay or repay us as a debt: (i) all or part of the net proceeds of sale where CDIs or shares allocated under the Equity Incentive Plan have been sold; (ii) any cash payment received on vesting of awards or in lieu of an allocation of CDIs or shares; and/or (iii) any dividends received in respect of CDIs or shares allocated under the Equity Incentive Plan.

Our Board of Directors may specify in an award agreement additional circumstances in which a participant’s entitlement to awards may be reduced or extinguished.

Coronado Global Resources Inc. Form 10-K December 31, 2019 165

With respect to awards granted pursuant to the STI Plan, only those awards granted to the following NEOs are subject to the clawback policy: Mr. Spindler, Mr. Campbell, and Ms. Saridas.

Hedging Policy

We maintain a hedging policy, as part of our Securities Dealing Policy, that applies to our non-employee directors, executives, officers, employees, contractors and consultants. Under our policy, hedging includes entering into any arrangements that operate to limit the economic risk associated with holding our securities. We prohibit the practice of hedging any of our securities acquired under any employee, executive or director equity plan operated by us prior to vesting. Under our policy, our securities must never be hedged while they are subject to a holding lock or restriction on dealing under the terms of an employee, executive or director equity plan operated by us.

Overview of the Compensation Process

As described above, the composition of compensation for our executive officers includes: base salary, short-term performance incentives, long-term performance incentives, post-employment or change in control based compensation, contributions to superannuation or 401(k) funds and, as appropriate, other associated remuneration in accordance with industry norms. The elements of executive compensation are discussed at the meetings of our compensation and nominating committee. The compensation and nominating committee meets as often as the members deem necessary, with the intent to meet approximately once each quarter. Responsibilities of the compensation and nominating committee include:

•evaluating from time to time the performance of, and determining the compensation of, our Chief Executive Officer and his direct reports;

•recommending to our Board of Directors whether grants are to be made under any or all of our employee equity incentive plans and approving major changes in relation to employee equity incentive plans;

•approving major changes and developments in our policies and procedures related to compensation;

•ensuring that compensation of our directors and executives are competitive within the market and appropriate to attract and retain talented directors and executives;

•reviewing and recommending compensation arrangements for the chair of our Board of Directors and the non-executive directors of our Board of Directors including fees, travel and other benefits; and

•reviewing and facilitating stockholder and other stakeholder engagement in relation to our compensation policies and practices.

Under its charter, the compensation and nominating committee must consist of a minimum of three non-executive directors, a majority of independent directors and an independent director as chair of the compensation and nominating committee. Non-committee members, including members of management, may attend the compensation and nominating committee meetings at the invitation of the compensation and nominating committee chair.

Compensation Committee Report

The compensation and nominating committee has reviewed and discussed with management the foregoing “Compensation Discussion and Analysis” and, based on such review and discussion, the compensation and nominating committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this annual report.

Members of the compensation and nominating committee:

Bill Koeck, Chairman

Greg Pritchard

Laura Tyson

Coronado Global Resources Inc. Form 10-K December 31, 2019 166

Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs for the fiscal year ended December 31, 2019. Our current Group Chief Financial Officer, Ms. Ayten Saridas, and Vice President, People and Culture, Ms. Emma Pollard, are employed by Coronado Curragh Pty Ltd, a wholly owned Australian domiciled subsidiary of Coronado Global Resources Inc. As a result, their compensation is earned and paid in Australian dollars (“A$”). All other NEOs are paid in US dollars. The salaries, bonuses and amounts disclosed as “all other compensation” set out below for the fiscal year ended December 31, 2019 for each of Ms. Saridas and Ms. Pollard is presented in U.S. dollars using the average exchange rate for the fiscal year ended December 31, 2019, which was approximately A$1.00 to US$0.70. PSUs and options issued with a grant date fair value in A$ have been translated into US$ using the spot exchange rate as at the date of grant (October 23, 2018), which was approximately A$1.00 to US$0.71.

						Non‑Equity
				Stock	Option	Incentive	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	Total ($)
Garold Spindler	2019	1,064,886	600,000	—	—	1,054,875	43,513	2,763,274
Chief Executive Officer	2018	921,347	—	189,033	97,197	—	50,182	1,257,759
Ayten Saridas	2019	497,294	—	—	—	211,015	15,049	723,358
Group Chief Financial Officer	2018	269,080	187,018	67,499	34,963	—	18,155	576,715
James Campbell	2019	650,407	—	—	—	274,278	27,236	951,921
President and Chief Operating Officer	2018	626,763	350,000	122,872	63,646	—	39,915	1,203,196
Richard Rose	2019	348,319	—	—	—	154,940	23,914	527,173
Vice President, Chief Legal Officer & Secretary	2018	318,019	155,000	21,952	11,371	—	40,726	547,068
Emma Pollard	2019	272,990	45,991	—	—	115,755	6,955	441,691
Vice President, People and Culture	2018	267,072	39,342	15,313	7,932	—	7,335	336,994

(1)For Ms. Saridas and Ms. Pollard, their reported salary amounts are inclusive of government-mandated superannuation contributions of 9.5% of their respective base salaries.

(2)The amounts reported reflect payment earned for the performance for the fiscal year ended December 31, 2019. The amounts reported in 2019 for Mr. Spindler and Ms. Pollard also include payment earned in relation to performance for the fiscal year December 31, 2018 paid in 2019 of $600,000 and $45,991 respectively.

(3)No stock awards were granted to NEOs during the year ended December 31, 2019.

(4)No options awards were granted to the NEOs during the year ended December 31, 2019.

(5)For each of Mr. Spindler, Ms. Saridas and Mr. Campbell, 50% of such individual’s award was paid in cash and the remaining 50% of such individual’s award’s value was granted in the first quarter of fiscal year 2020 in the form of RSUs that will vest after the release of the Company’s audited full year 2020 financial results in early 2021. For each of Mr. Rose and Ms. Pollard, 100% of such individual’s award was paid in cash without any deferral.

Coronado Global Resources Inc. Form 10-K December 31, 2019 167

(6)The amount reported for Mr. Spindler includes a 401(k) matching contribution paid by the Company ($11,200), Company-paid basic life and accidental death and dismemberment insurance ($323) and Company-paid housing in Brisbane ($31,990). The amount reported for Ms. Saridas includes Company-paid housing in Brisbane from October 2019 ($8,094) and Company-paid parking ($6,955). The amount reported for Mr. Campbell includes a 401(k) matching contribution paid by the Company ($11,200), Company-paid vehicle allowance ($14,400), medical insurance reimbursement ($1,171) and Company-paid basic life and accidental death and dismemberment insurance ($465). The amount reported for Mr. Rose includes a 401(k) matching contribution by the company ($11,200), Company-paid vehicle allowance ($12,000) and Company-paid basic life and accidental death and dismemberment insurance ($714). The amount reported for Ms. Pollard includes Company-paid parking ($6,955).

2019 Grants of Plan-Based Awards Table

There were no grants made during the fiscal year ended December 31, 2019. STI and equity awards for the period including fiscal year 2019 were granted during fiscal year 2018 as previously reported.

Narrative Disclosure to Summary Compensation Table

Employment agreements

Garold Spindler. On September 21, 2018, we entered into an employment agreement with Mr. Spindler to govern his continued employment as our Chief Executive Officer. Under Mr. Spindler’s employment agreement, his initial annual base salary was $1,000,000. Mr. Spindler’s current annual base salary is $ 1,250,000. The agreement also provides that Mr. Spindler is entitled to participate in all short-term incentive and long-term incentive plans offered by us. Mr. Spindler’s employment will terminate automatically on December 31, 2020. However, each year the automatic end date will automatically extend to December 31 of the following year, if neither party gives notice of termination on or before September 30 of the year in which the automatic end date is scheduled to occur. Mr. Spindler’s employment agreement provides for post-employment non-compete and non-solicitation covenants for a period of one year following termination of his employment, except in the case of a termination for “good reason” (as defined in Mr. Spindler’s employment agreement). In order to enforce the restrictive covenants included in his employment agreement, we are required to pay Mr. Spindler 50% of his then-current base salary in equal installments for the duration of the non-competition period. See “—Potential Payments Upon Termination” for severance and other termination payment provisions applicable to Mr. Spindler.

Ayten Saridas. On August 31, 2018, Coronado Curragh entered into a revised employment agreement with Ms. Saridas to govern her continued employment as the Group Chief Financial Officer. Under Ms. Saridas’ employment agreement, her initial annual base salary was $465,996 (A$670,000). Ms. Saridas current annual base salary is $528,593 (A$760,000). The agreement also provides that Coronado Curragh will contribute to standard defined contribution superannuation funds on Ms. Saridas’ behalf, as required by Australian law, up to a maximum amount of the lesser of 9.5% of her earnings or the quarterly maximum contribution required under the Superannuation Guarantee (Administration) Act 1992 (Cth), which was $14,536.90 (A$20,767) for 2019. The agreement also provides that Ms. Saridas may be eligible to participate in incentive arrangements offered by Coronado Curragh or us. Ms. Saridas’ employment can be terminated by either her or Coronado Curragh by giving the other party three months written notice (or by Coronado Curragh making payment in lieu of part or all of her notice period). Ms. Saridas’ employment agreement provides for post-employment non-compete and non-solicitation covenants for a period of 12 months following termination of her employment. See “—Potential Payments Upon Termination” for the severance provisions applicable to Ms. Saridas.

Coronado Global Resources Inc. Form 10-K December 31, 2019 168

James Campbell. On September 21, 2018, we entered into an employment agreement with Mr. Campbell to govern his continued employment with us as our President and Chief Operating Officer. Under Mr. Campbell’s employment agreement, his annual base salary is $650,000. Mr. Campbell’s employment agreement provides that he is entitled to participate in all short-term incentive and long-term incentive plans offered by us. Mr. Campbell’s employment will terminate automatically on December 31, 2020. However, each year the automatic end date will automatically extend to December 31 of the following year, if neither party gives notice of termination on or before September 30 of the year in which the automatic end date is scheduled to occur. Mr. Campbell’s employment agreement provides for post-employment non-compete and non-solicitation covenants for a period of one year following termination of his employment except in the case of a termination for “good reason” (as defined in Mr. Campbell’s employment agreement). In order to enforce the restrictive covenants included in his employment agreement, we are required to pay Mr. Campbell 50% of his then-current base salary in equal installments for the duration of the non-competition period in addition to any severance payments to which he may be entitled. See “—Potential Payments Upon Termination” for the severance and other termination payment provisions applicable to Mr. Campbell.

Richard Rose. On December 20, 2018, we entered into an employment agreement with Mr. Rose to govern his continued employment with us as Vice President, Chief Legal Officer, and Secretary. Under Mr. Rose’s employment agreement, his initial annual base salary was $331,800. Mr. Rose’s current annual base salary is $400,000. The agreement also provides that Mr. Rose is entitled to participate in all short-term incentive and long-term incentive plans offered by us. Mr. Rose’s employment will terminate automatically on December 31, 2020. However, each year the automatic end date will automatically extend to December 31 of the following year, if neither party gives notice of termination on or before September 30 of the year in which the automatic end date is scheduled to occur. Mr. Rose’s employment agreement provides for post-employment non-compete and non-solicitation covenants for a period of one year following termination of his employment, except in the case of termination for “good reason” (as defined in Mr. Rose’s employment agreement). In order to enforce the restrictive covenants included in his employment agreement, we are required to pay Mr. Rose 50% of his then-current base salary in equal installments for the duration of the non-competition period. See “—Potential Payments Upon Termination” for the severance and other termination payment provisions applicable to Mr. Rose.

Emma Pollard. On October 18, 2018, Coronado Curragh entered into an employment agreement with Ms. Pollard to govern her continued employment as our Vice President, People and Culture. Under Ms. Pollard’s employment agreement with Coronado Curragh, her initial annual base salary was $284,202 (A$380,000). Ms. Pollard current annual base salary is $306,027 (A$440,000). The agreement also provides that we will contribute to standard defined contribution superannuation funds on Ms. Pollard’s behalf, as required by Australian law, up to a maximum amount of the lesser of 9.5% of her earnings or the quarterly maximum contribution required under the Superannuation Guarantee (Administration) Act 1993 (Cth), which was $14,536.90 (A$20,767) for 2019. Pursuant to her employment agreement, Ms. Pollard may be eligible to participate in incentive arrangements offered by Coronado Curragh or the Group. Ms. Pollard’s employment agreement provides for post-employment non-compete and non-solicitation covenants for a period of 12 months following termination.

Ms. Pollard’s employment can be terminated by either Ms. Pollard or Coronado Curragh giving the other party four weeks written notice (or if we make a payment in lieu of part or all of her notice period). In the event Ms. Pollard terminates employment without required notice, she must pay us an amount equal to her compensation for the balance of the notice period not served. Coronado Curragh is entitled to terminate Ms. Pollard’s employment immediately without notice in certain circumstances, including if she engages in serious or willful misconduct, engages in any other conduct which in our reasonable opinion is likely to adversely affect Coronado Curragh’s reputation and/or her ability to effectively perform her duties, or is unwilling or unable to properly and effectively perform her duties.

Equity Incentive Plan (for Employees and Consultants)

We maintain the Equity Incentive Plan, which was adopted by our Board of Directors on, and effective as of, September 21, 2018.

The purpose of the Equity Incentive Plan is to attract, retain and motivate key employees and consultants; to align the interests of such persons with our stockholders; and to promote ownership of our equity. Employees and consultants are eligible for awards under the Equity Incentive Plan.

Coronado Global Resources Inc. Form 10-K December 31, 2019 169

Pursuant to the Equity Incentive Plan, we may grant stock options (including “incentive stock options” as defined in Section 422 of the Code), stock appreciation rights, restricted shares or CDIs, restricted stock units, dividend equivalent rights, and performance-based awards or other equity-based or equity-related awards (including PSUs), that the compensation and nominating committee determines to be consistent with the purposes of the Equity Incentive Plan and our interests.

Coronado Group LLC Management Incentive Units

Under the Coronado Group LLC agreement (as amended, effective October 23, 2018), 2,900 MIUs were designated and authorized for issuance to certain members of management to motivate and retain senior management. The plan is designated to allow key members of management to share in the profits of the Company after certain returns are achieved by the equity investors. The MIUs constitute “profit interests” for the benefit of senior management in consideration of services rendered and to be rendered. At December 31, 2019, 2,900 MIUs were outstanding.

Coronado Coal LLC and Coronado II LLC merged to form Coronado Group LLC in July 2015. Coronado IV LLC was merged into Coronado Group LLC on June 30, 2016. Under the updated formation agreement dated June 30, 2016, the 2,500 designated and authorized units under the initial formation of Coronado Group LLC were replaced by these new units.

The management incentive units are comprised of three tiers, which entitle the holders to receive distributions from Coronado Group LLC subordinate to the distributions to be received by Members. As of December 31, 2019, a portion of the authorized units had been allocated to various members of Coronado management including Mr. Spindler, Mr. Campbell, and Mr. Rose. Mr. Spindler holds 41% of MIUs on issue and also holds 1.0386% of class A units, reflecting his capital contribution. Mr. Campbell holds 35% of MIUs on issue and also holds 0.2464% of class A units, reflecting his capital contribution. Mr. Rose holds 2% of MIUs on issue.

Outstanding Equity Awards at 2019 Fiscal Year-End Table

The following table provides information as of December 31, 2019 regarding equity awards, including unexercised stock options that had not vested, for each of the NEOs, using the December 31, 2019 spot exchange rate, which was approximately A$1.00 to US$0.70.

		Option Awards			Stock Awards
Name	Grant date	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)(2)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(4)
Garold Spindler	10/23/2018	58,636	28.42	10/23/28	17,591	273,012
Ayten Saridas	10/23/2018	20,937	28.42	10/23/28	6,281	97,481
James Campbell	10/23/2018	38,113	28.42	10/23/28	11,434	177,456
Richard Rose	10/23/2018	6,809	28.42	10/23/28	2,042	31,692
Emma Pollard	10/23/2018	4,750	28.42	10/23/28	1,425	22,116

(1)Depending upon the achievement of certain performance measures including our relative total stockholder return and other LTI Scorecard metrics (detailed above) and subject to certain conditions, the options will vest on the one-year anniversary (and no later than March 23, 2023) following the date upon which the achievement of performance metrics are determined (which will follow the release of our audited full-year financial results for the financial year ended December 31, 2021). Award amounts are shown in shares of our common stock. Each share is equivalent to 10 CDIs. The share amounts have been rounded down to eliminate partial shares.

(2)The exercise price is calculated based on the exercise price of our CDIs on the date of grant multiplied by ten to account for the ten CDIs that represent one share of our common stock.

Coronado Global Resources Inc. Form 10-K December 31, 2019 170

(3)PSUs were granted on October 23, 2018. Depending upon the achievement of certain performance measures including our relative total shareholder return and other LTI Scorecard metrics (detailed above) and subject to certain conditions, the PSUs will vest on the one-year anniversary (and no later than March 23, 2023) following the date upon which the achievement of performance metrics are determined (which will follow the release of our audited full-year financial results for the financial year ended December 31, 2021). Award amounts are shown in shares of our common stock. Each share is equivalent to 10 CDIs. The share amounts have been rounded down to eliminate partial shares.

(4)The values are based on the closing share price as of December 31, 2019 of $15.52 (A$22.10).

Pension Benefits

Superannuation Payment

We do not provide pension benefits to our NEOs. Instead, as required by Australian law, we contribute to standard defined contribution superannuation funds on behalf of all Australian employees (including Ms. Saridas and Ms. Pollard) at an amount that is the lesser of 9.5% of each such employee’s salary or the maximum yearly contribution amount designated by law, which was $14,131 (A$20,317) in 2019. Superannuation is a compulsory savings program whereby employers are required to pay a portion of an employee’s remuneration to an approved superannuation fund that employees are typically not able to access until they are retired. We permit employees to choose an approved and registered superannuation fund into which the contributions are paid.

401(k) Matching

Our NEOs located in the United States, including Mr. Spindler, Mr. Campbell and Mr. Rose, receive matching 401(k) contributions. We aim to match contributions at a market-appropriate level, which was a rate of 4% for the fiscal year ended December 31, 2019.

Potential Payments Upon Change in Control

Mr. Spindler’s, Mr. Rose’s, Mr. Campbell’s, Ms. Saridas’ and Ms. Pollard’s option award agreements provide if a change in control (as defined in the Equity Incentive Plan) occurs between January 1, 2019 to December 31, 2021, a number of each grantee’s options prorated from January 1, 2019 through the date of the change in control will vest subject to satisfaction of the performance metrics (as specified in the award agreement) measured at the time of the change in control, as determined by our compensation and nominating committee in its sole discretion. Any of the executives’ options that do not vest as a result of the above will be forfeited for no consideration upon the change in control. Any vested but unexercised options will automatically be settled on a change in control, unless our Board of Directors determines otherwise.

Mr. Spindler’s, Mr. Rose’s, Mr. Campbell’s, Ms. Saridas’, and Ms. Pollard’s PSU award agreements provide that if a change in control (as defined in the Equity Incentive Plan) occurs between January 1, 2019 to December 31, 2021, a number of each grantee’s PSUs prorated from January 1, 2019 through the date of the change in control will vest subject to satisfaction of the performance metrics (as specified in the award agreement) measured at the time of the change in control, as determined by the compensation and nominating committee in its sole discretion. Any of the executives’ PSUs that do not vest as a result of the above will be forfeited for no consideration upon the change in control. Any vested PSUs will automatically be settled on a change in control, unless our Board of Directors determines otherwise.

Our Board of Directors has the discretion to make STI payments in the event of specific circumstances relating to a change in control.

Potential Payments Upon Termination

Garold Spindler. If Mr. Spindler’s employment is terminated without cause (as such term is defined in Mr. Spindler’s employment agreement), or he resigns with good reason, he will be entitled to receive his base salary through the date of termination and other entitlements, such as leave or cash entitlements, any deferred compensation or vested benefits, and a termination payment of 12 months base salary, payable six months after the date his employment terminates.

Coronado Global Resources Inc. Form 10-K December 31, 2019 171

In addition to any other severance payments owed, as mentioned above, unless we waive the non-compete and non-solicitation covenants of Mr. Spindler’s employment agreement, we agree to pay Mr. Spindler 50% of his annual salary, in 12 monthly payments, for a one-year period following termination of Mr. Spindler’s employment. In return for this payment, Mr. Spindler is required to provide us with consultation services upon request, up to a maximum amount of 20 hours per week.

If Mr. Spindler’s employment is terminated for cause, or he resigns without good reason, he will be entitled to receive his base salary through the date of termination and other entitlements, such as leave or cash entitlements, and any deferred compensation or vested benefits.

Ayten Saridas. As mentioned above, Ms. Saridas’ employment can be terminated by either her or Coronado Curragh by giving the other party three months written notice (or by Coronado Curragh making payment in lieu of part or all of her notice period). In the event Ms. Saridas terminates her employment without the required notice, she must pay Coronado Curragh an amount equal to her compensation for the balance of the notice period not served. Coronado Curragh is entitled to terminate Ms. Saridas’ employment immediately without notice or payment in certain circumstances, including if she engages in serious or willful misconduct, engages in any other conduct which in the reasonable opinion of Coronado Curragh is likely to adversely affect the reputation of Coronado Curragh and/or her ability to effectively perform her duties, or is unwilling or unable to properly and effectively perform her duties. Ms. Saridas is entitled to a termination payment of six months of her fixed annual salary in addition to the above-mentioned three months’ notice, if her employment is terminated for any reason, other than those reasons listed in the preceding sentence.

James Campbell. If Mr. Campbell’s employment is terminated without cause (as such term is defined in Mr. Campbell’s employment agreement), or he resigns with good reason, he will be entitled to receive his base salary through the date of termination and other entitlements, such as leave or cash entitlements, any deferred compensation or vested benefits, and a severance payment of 12 months base salary, payable six months after the date his employment terminates.

In addition to any other severance payments owed, as mentioned above, unless we waive the non-compete and non-solicitation covenants of Mr. Campbell’s employment agreement, we agree to pay Mr. Campbell 50% of his annual salary, in 12 monthly payments, for a one-year period following termination of Mr. Campbell’s employment. In return for this payment, Mr. Campbell is required to provide us with consultation services upon request, up to a maximum amount of 20 hours per week.

If Mr. Campbell’s employment is terminated for cause, or he resigns without good reason, he will be entitled to receive his base salary through the date of termination and other entitlements, such as leave or cash entitlements, and any deferred compensation or vested benefits.

Richard Rose. If Mr. Rose’s employment is terminated without cause (as such term is defined in Mr. Rose’s employment agreement), or he resigns with good reason, he will be entitled to receive his base salary through the date of termination and other entitlements, such as leave or cash entitlements, any deferred compensation or vested benefits, and a severance payment of 12 months base salary, payable six months after the date his employment terminates.

In addition to any other severance payments owed, as mentioned above, unless we waive the non-compete and non-solicitation covenants of Mr. Rose’s employment agreement, we agree to pay Mr. Rose 50% of his annual salary, in 12 monthly payments, for a one-year period following termination of Mr. Rose’s employment. In return for this payment, Mr. Rose is required to provide us with consultation services upon request, up to a maximum amount of 20 hours per week.

If Mr. Rose’s employment is terminated for cause, or he resigns without good reason, he will be entitled to receive his base salary through the date of termination and other entitlements, such as leave or cash entitlements, and any deferred compensation or vested benefits.

Coronado Global Resources Inc. Form 10-K December 31, 2019 172

Emma Pollard. As mentioned above, Ms. Pollard’s employment can be terminated by either her or Coronado Curragh by giving the other party four weeks written notice (or by Coronado Curragh making payment in lieu of part or all of her notice period). In the event Ms. Pollard terminates her employment without required notice, she must pay Coronado Curragh an amount equal to her compensation for the balance of the notice period not served. Coronado Curragh is entitled to terminate Ms. Pollard’s employment immediately without notice or payment in certain circumstances, including if she engages in serious or willful misconduct, engages in any other conduct which in the reasonable opinion of Coronado Curragh is likely to adversely affect the reputation of Coronado Curragh and/or her ability to effectively perform her duties, or is unwilling or unable to properly and effectively perform her duties.

If Ms. Pollard is terminated without cause by reason of redundancy, under Coronado Curragh policy she is entitled to receive three weeks’ pay for every year of service.

The following table sets forth the estimated incremental compensation payable in the form of severance benefits to each of the NEOs in the event of termination of the officer’s employment without cause or resignation for good reason, assuming such event occurred on December 31, 2019. The compensation set out below for Ms. Saridas and Ms. Pollard is presented in U.S. dollars using the spot exchange rate as at December 31, 2019, which was approximately A$1.00 to US$0.70.

Name and Benefits	Severance
Benefits
Garold Spindler
Cash severance	$1,250,000
Consultation Services	$625,000
Ayten Saridas
Cash severance	$266,798
James Campbell
Cash severance	$650,000
Consultation Services	$325,000
Richard Rose
Cash severance	$400,000
Consultation Services	$200,000
Emma Pollard
Cash severance	$25,743

Upon termination of employment due to death, disability or retirement, or in the event of a change in control, each Named Executive Officer would be entitled to, at the end of the applicable performance period and subject to performance, pro-rata vesting of their outstanding performance-based stock options and PSUs based on their during the performance period.

Compensation Risk Considerations

We have reviewed our compensation policies as generally applicable to our employees and believe that our compensation programs are designed with an appropriate balance of risk and reward in relation to our overall business strategy and do not encourage excessive or unnecessary risk-taking behavior. In making this determination, we considered our pay mix, our base salaries and the attributes of our variable compensation programs, including our long-term and short-term incentive plans, and our alignment with market pay levels and compensation program designs. Our compensation and nominating committee believes that the design of our executive compensation programs as outlined in “Compensation Discussion and Analysis” above places emphasis on long-term and short-term incentives and competitive base salaries. Our compensation and nominating committee believes that this mix of incentives appropriately balances risk and aligns our executive officers’ motivations for our long-term success.

Coronado Global Resources Inc. Form 10-K December 31, 2019 173

Director Compensation

The table below sets forth the compensation earned by each of the non-employee directors for the fiscal year ended December 31, 2019. The directors are paid in Australian dollars. The directors’ fees set out below are presented in U.S. dollars using the average exchange rate for the fiscal year ended December 31, 2019, which was approximately A$1.00 to US$0.70.

Name		Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non‑Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Greg Martin(2)	2019	21,039	—	—	—	—	—	21,039
Philip Christensen	2019	132,148	—	—	—	—	—	132,148
Bill Koeck (3)	2019	222,644	—	—	—	—	—	222,644
Greg Pritchard	2019	132,148	—	—	—	—	—	132,148
Ernie Thrasher(4)	2019	121,715	—	—	—	—	—	121,715
Laura Tyson(5)	2019	121,715	—	—	—	—	—	121,715

(1)The amounts reflected in this column include standard fees earned by each director as part of their fee arrangements during the period from their respective appointment dates to December 31, 2019. The amounts reported for each of the directors are reported inclusive of any superannuation payments made on behalf of the directors.

(2)Mr. Martin served on the Board of Directors until February 4, 2019.

(3)On April 29, 2019, Mr. Koeck was appointed as Chair of the Board of Directors.

(4)Mr. Thrasher elected to receive RSUs in lieu of the director fees payable for his service in 2019. For the year ended December 31, 2019, 43,750 RSUs were earned in lieu of his director fee of $121,715 (A$175,000). The 2019 RSU award was originally granted to Mr. Thrasher in fiscal year 2018. Each RSU represents a right to receive one CDI or, at the election of the compensation and nominating committee of our Board of Directors, an equivalent value of cash or shares of our common stock (or a combination thereof). The amount presented as fees earned reflects the value of the earned portion of the total 54,687 RSUs that were earned during the period from January 1, 2019 to December 31, 2019. The aggregate number of RSU’s that vested in fiscal year 2019 was 43,750. Each share of our common stock is equivalent to 10 CDIs.

(5)The amount reported for Ms. Tyson reflects fees paid directly to EMG for her services.

Narrative Disclosure to Director Compensation Table

Director Compensation

Under our bylaws, our Board of Directors may decide the total amount paid by us to each director as compensation for their services as a director, subject to the ASX Listing Rules. Under the ASX Listing Rules, the total amount of fees paid to all non-employee directors in any financial year must not exceed the aggregate amount of non-employee directors’ fees approved by stockholders at our general meeting. This amount has been fixed by us at $1,251,930 (A$1,800,000) per annum.

Coronado Global Resources Inc. Form 10-K December 31, 2019 174

Mr. Martin, Mr. Christensen, Mr. Koeck, Mr. Pritchard and Mr. Thrasher each entered into fee arrangements effective as of September 21, 2018 in connection with their appointment as non-employee directors. These fee arrangements provide for each non-employee director’s annual base compensation, which includes any statutory superannuation required. The fee arrangements also provide that the non-employee directors may elect to receive some, or all, of their annual base fees as RSUs. A summary of these fee arrangements follows:

Position	Year	Fee*
Board Member (other than Chairman of the Board)	2019	$121,715 (A$175,000)
Chairman of the Board	2019	$229,521 (A$330,000)
Chairman of the Audit, Governance & Risk Committee (Additional Fee)	2019	$10,433 (A$15,000)
Chairman of the Compensation and Nominating Committee (Additional Fee)	2019	$10,433 (A$15,000)
Chairman of the Health Safety, Environment and Community Committee (Additional Fee)	2019	$10,433 (A$15,000)

*U.S. dollar amounts are shown based on the average exchange rate for the fiscal year ended December 31, 2019, which was approximately A$1.00 to US$0.70.

If a non-employee director elects to receive some of their compensation in the form of RSUs, the number of RSUs granted is calculated by dividing the value of base fees each non-employee director elects to receive as RSUs by:

•$2.84 (A$4.00) (per CDI), the offer price for any RSUs granted in the fiscal year ended December 31, 2019 and the additional period from October 1, 2018 to December 31, 2018; and

•the 30-day volume weighted average price of CDIs to January 1 for the year the RSUs will be granted for any RSUs granted in subsequent years, unless the Board of Directors determines otherwise.

The RSUs will be settled no later than 30 days after the earliest of: (i) five years from the date the RSU is granted; (ii) the director ceasing to be a director on our Board of Directors; or (iii) a change in control (as defined in the Non-Executive Director Plan). Each RSU is an entitlement to receive one CDI (or if our Board of Directors determines, the equivalent value in cash or shares) plus additional CDIs (or the equivalent value in cash or shares) equal to any distributions made (assuming such distributions are reinvested in CDIs at the ex-distribution date), until the RSU is settled. RSUs will be granted in installments over a 15-month period. At this time, Mr. Thrasher is the only non-employee director who has elected to receive a portion of his compensation in the form of RSUs.

In addition to the fees outlined above, the fee arrangement provides that we will pay our non-executive directors for travel and other expenses incurred in attending to our affairs, including attending and returning from our general meetings or meetings of our Board of Directors or committees thereof.

We entered into a similar fee arrangement with Ms. Tyson in connection with her appointment as a non-executive director. However, Ms. Tyson is not directly paid a fee and is not entitled to receive fees in the form of RSUs. Rather, we pay EMG a standard director’s fee of $121,715 (A$175,000) annually in return for EMG making Ms. Tyson available to us. Ms. Tyson’s fee arrangement also provides that we will pay for her travel and other expenses incurred in attending to our affairs, including attending and returning from our general meetings or meetings of our Board of Directors or committees thereof.

Non-Executive Director Plan

We maintain the Coronado Global Resources Inc. 2018 Non-Executive Director Plan, or the Non-Executive Director Plan, which was adopted by our Board on, and effective as of, September 21, 2018.

The purpose of the Non-Executive Director Plan is to attract, retain, and motivate non-employee directors of our Board of Directors; to align the interests of such directors with our stockholders; and to promote ownership of our equity.

Pursuant to the Non-Executive Director Plan, we may grant stock options, stock appreciation rights, restricted shares or CDIs, restricted stock units, dividend equivalent rights, and other equity-based or equity-related awards, that the compensation and nominating committee determines to be consistent with the purposes of the Non-Executive Director Plan and our interests.

Coronado Global Resources Inc. Form 10-K December 31, 2019 175

Director Shareholding Policy

We have established a minimum shareholding policy for our non-executive directors, other than directors appointed by the holder of the Series A Preferred Share (which includes Ms. Tyson), or any other directors determined by our Board. Non-employee directors are required to hold CDIs, RSUs, or shares that are at least equal in value to the director’s annual gross board fees in their first year of appointment to our Board of Directors. The minimum shareholding requirement will be enforced in the fifth and subsequent years of the director’s tenure so that the minimum shareholding can be progressively acquired over the five years from the time the director is appointed.

As at October 24, 2018, Mr. Spindler, Mr. Thrasher, and Ms. Tyson each held an indirect economic interest in Coronado Group LLC’s shareholding, arising from holdings of:

•class A units and MIUs in Coronado Group LLC, as described above; and/or

•investments in the EMG Group.

Those non-employee directors who hold indirect economic interests in us through investments in Coronado Group LLC or the EMG Group have an indirect interest in proceeds received by Coronado Group LLC for sale of certain CDIs under the Australian IPO. Garold Spindler’s interest in class A units in Coronado Group LLC is subject to a voluntary escrow deed.

Compensation Committee Interlocks and Insider Participation

Our compensation and nominating committee consisted of three (3) non-executive directors during 2019: Mr. Koeck, Mr. Pritchard, and Ms. Tyson. Mr. Koeck is the Chairman. None of the members of our compensation and nominating committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in 2019 served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other company that has one or more of its executive officers serving on our Board of Directors or compensation and nominating committee.

Coronado Global Resources Inc. Form 10-K December 31, 2019 176

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Rights or Options	Weighted Average Exercise Price per CDI (2)	Options and Rights Available for Grant (3)
Equity compensation plans approved by security holders(1)	2,341,196	$2.54	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,341,196	$2.54	—

(1)Includes the Employee Plan and the Non-Executive Director Plan.

(2)Restricted stock units and performance-based awards are not taken into account in the weighted -average exercise price as such awards have not exercise price.

(3)The number of employee options able to be granted is limited to the amount permitted to be granted at law, the ASX Listing Rules and by the limits on our authorized share capital in our certificate of incorporation. The ASX Listing Rules generally prohibits companies whose securities are quoted on ASX from issuing securities exceeding 15% of issued share capital in any 12-month period, without stockholder approval, unless waived by the ASX.

Beneficial Ownership

The following table sets forth, as of January 31, 2020, information regarding beneficial ownership of shares of our common stock, including common stock held as CDIs, by the following:

•each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;

•each of our directors;

•each of our Named Executive Officers; and

•all current directors and executive officers, as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying options and other equity awards that are currently exercisable or exercisable within 60 days of January 31, 2020. The officers, directors and principal stockholders supplied the information for this table. Except as otherwise indicated, we believe that the beneficial owners of the CDIs and common stock listed below, based on the information given to us by each of them, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Percentage of ownership is based on 96,651,692 shares of our common stock, or common stock equivalent CDIs, outstanding on January 21, 2020. Unless otherwise indicated, we deem shares subject to options that are exercisable within 60 days of January 31, 2020 to be outstanding and beneficially owned by the person holding the options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Because CDIs represent one-tenth of a share of our common stock, converting the number of CDIs owned by the person holding them into the equivalent number of shares of our common stock may result in fractional shares of common stock.

Coronado Global Resources Inc. Form 10-K December 31, 2019 177

Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock
5% Stockholder
Coronado Group LLC(2)	77,308,103.6	79.99%
Directors and Named Executive Officers
Garold Spindler	—	—
William (Bill) Koeck(3)	5,375	*
Philip Christensen	—	—
Greg Pritchard(4)	5,000	*
Ernie Thrasher(5)	5,999.9	*
Laura Tyson	—	—
James Campbell	—	—
Ayten Saridas(6)	4,700	*
Richard Rose	—	—
Emma Pollard	—	—
All current directors and executive officers (10 persons) as a group	21,074.9	*

*Indicates less than 1%.

(1)Represents shares of common stock that may be held as CDIs. Each share of common stock is equivalent to 10 CDIs.

(2)Reflects 77,308,103.6 shares of common stock held by Coronado Group LLC. EMG CC HC, LLC, EMG Coronado II HC, LLC, EMG CC Coronado IV Holdings LLC and EMG CC Coronado Strategic LP, each of which is affiliated with The Energy & Minerals Group, collectively hold approximately 99 percent of the outstanding units of Coronado Group LLC. Voting and investment decisions with respect to these shares require the vote of a majority of the board of managers of Coronado Group LLC, which is currently comprised of Garold Spindler, Laura Tyson and John G. Calvert. As such, no individual member of the board of managers is deemed to be the beneficial owner of the shares of common stock held by Coronado Group LLC. The address for Coronado Group LLC is The Energy & Minerals Group, 2229 San Felipe, Suite 1300, Houston, Texas 77019.

(3)Reflects an indirect economic interest in the Company held through superannuation funds. Voting and investment power in these shares are held in the Koeck Super Fund. Mr. Koeck and Pamela Edith Koeck are trustees of this fund with shared voting and investment power.

(4)Reflects 50,000 CDIs held by JJ Discretionary Trust. Mr. Pritchard is a trustee and beneficiary of the JJ Discretionary Trust with voting and pecuniary interest.

(5)Reflects 59,999 restricted stock units, or RSUs. Each RSU represents a right to receive one CDI or, at the election of the compensation and nominating committee of our Board of Directors, an equivalent value of cash or shares of our common stock (or a combination thereof).

(6) Reflects 47,000 CDIs held by Yellowstone Family Superannuation Fund. Ms. Saridas is the sole beneficiary of the Yellowstone Family Superannuation Fund and has sole voting and investment power.

Coronado Global Resources Inc. Form 10-K December 31, 2019 178

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a summary of transactions that occurred on or after January 1, 2019 to which we were a party, in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Stockholder’s Agreement

On September 24, 2018, we entered into a Stockholder’s Agreement with Coronado Group LLC, which governs the relationship between the EMG Group and us while the EMG Group beneficially owns in the aggregate at least 50% of our outstanding shares of common stock (including shares of common stock underlying CDIs). Pursuant to the Stockholder’s Agreement, we will provide the EMG Group with financial and other information, and we will cooperate with and have assistance from the EMG Group in connection with any financing or refinancing we undertake. While the EMG Group beneficially owns in the aggregate at least 10% of our outstanding shares of common stock, any issuances of equity securities must have been offered to Coronado Group LLC in respect of its pro rata shares. Additionally, for as long as the EMG Group beneficially owns in the aggregate at least 25% of the outstanding shares of our common stock, Coronado Group LLC will have consent rights to certain actions, including, but not limited to, amending or restating our bylaws or certificate of incorporation, issuing any equity securities, or terminating the employment of the Chief Executive Officer or hiring a new Chief Executive Officer. Under the Stockholder’s Agreement, the EMG Group has certain rights regarding our Board of Directors as described in Item 10. “Directors, Executive Officers and Corporate Governance.”

Registration Rights and Sell-Down Agreement

On September 24, 2018 we entered into a Registration Rights and Sell-Down Agreement with Coronado Group LLC, which governs Coronado Group LLC’s ability to require us to register shares of our common stock under the Securities Act and to assist Coronado Group LLC in selling some or all of its shares of common stock (including in the form of CDIs).

Coronado Group LLC has the right, by delivering written notice, or Demand Notice, to require us to register the requested number of registerable securities under the Securities Act, or Demand Registration, provided that an individual stockholder may not deliver more than one Demand Notice within 180 calendar days.

We may postpone a Demand Registration (but not more than twice in any 12-month period), for a reasonable period not to exceed 90 days, provided that the Chief Executive Officer and Group Chief Financial Officer provide a signed certification that they reasonably expect such registration and offering to materially adversely affect or materially interfere with any bona fide material financing, or any material transaction under consideration, or require disclosure of nonpublic information, which could materially adversely affect us.

Except with respect to a Demand Registration, if we propose to file a registration statement under the Securities Act, we will give prompt notice of such filing within 10 days prior to the filing date, or Piggyback Notice, to all of the holders of registerable securities. The Piggyback Notice shall offer such holders the opportunity to include in such registration statement the number of registerable securities as each holder may request.

Coronado Group may sell some or all of their shares of common stock without triggering registration rights under the terms of the Registration Rights and Sell-Down Agreement.

Relationship Deed

On September 24, 2018, we entered into a Relationship Deed with Coronado Group LLC and EMG Group. Pursuant to the Relationship Deed, we agreed to indemnify Coronado Group LLC for liabilities related to guarantees made by Coronado Group LLC in past transactions by the Company, any liability incurred by any person appointed by Coronado Group LLC as an observer on the board of directors under the Stockholder’s Agreement, and liabilities incurred by certain affiliates of the EMG Group under a New South Wales-law governed bank guarantee facility. Under the Relationship Deed, we also agreed to reimburse Coronado Group LLC for reasonable costs of and incidental to the Australian IPO and travel costs for attending meetings of the board of directors for any person appointed by Coronado Group LLC as an observer.

Coronado Global Resources Inc. Form 10-K December 31, 2019 179

Escrow Agreements

In connection with our Australian IPO, Coronado Group LLC, as our holding company, entered into a voluntary escrow agreement under which it agreed, among other things, to certain restrictions and prohibitions from engaging in transactions involving shares of our common stock for a restricted period. All of the shares of common stock held by Coronado Group LLC, including any shares held as CDIs, and interests in Coronado Group LLC held by the EMG Group, are subject to voluntary escrow arrangements which prevent Coronado Group LLC and the EMG Group from disposing of the escrowed shares and interests in Coronado Group LLC. On August 4, 2019, the Company’s independent directors approved the early release from voluntary escrow of 11% of our common stock held by Coronado Group LLC. The release of the shares from escrow took effect on August 19, 2019 and would facilitate any future sell-down by Coronado Group LLC. The restricted period for the remaining 69% of common stock ends on the first business day after the release of our results for this financial year ended December 31, 2019.

Coal Sales Arrangements with Xcoal

We sold coal for an aggregate purchase price of $468.9 million in the year ended December 31, 2019. Ernie Thrasher, one of our directors, is the founder, chief executive officer and chief marketing officer of Xcoal. We have entered into, and intend to enter into, coal sales with Xcoal on an ad hoc basis primarily pursuant to individual purchase orders. Our management, within delegated limits of authority, must approve any such transaction. The Directors do not participate in the decision to enter into such transactions. If the decision to enter into those transactions should require the approval of our Board of Directors, the directors will follow the procedure for dealing with conflicts (or potential conflicts) of interest contained in our board charter and corporate governance guidelines, and as described under “—Policies and Procedures for Review and Approval of Related Party Transactions.”

Policies and Procedures for Review and Approval of Related Party Transactions

Section 9.1 of our certificate of incorporation incorporates by reference the DGCL in regards to related party transactions, pursuant to which no contract or transaction with any other firm, corporation or entity in which we have an interest, shall be affected or invalidated by the fact that one or more related persons may be a party to or may be interested in the contract or transaction, provided that the contract or transaction is approved by our Board of Directors. Pursuant to our audit committee charter, our audit committee will be responsible for reviewing and approving or disapproving “related party transactions.”

Director Independence

Our Board currently consists of six members: William (Bill) Koeck; Garold Spindler; Philip Christensen; Greg Pritchard; Ernie Thrasher and Laura Tyson. Our Board of Directors has determined that each of William (Bill) Koeck, Philip Christensen and Greg Pritchard are “independent.” We consider that a director is an “independent” director where that director is free from any business or other relationship that could materially interfere, or be perceived to interfere with, the independent exercise of the director’s judgment. While we are not currently seeking a listing on the New York Stock Exchange, or NYSE, or any other U.S. securities exchange, we have assessed the independence of our directors with respect to the definition of independence prescribed by NYSE and the SEC.

Coronado Global Resources Inc. Form 10-K December 31, 2019 180

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to KPMG, the Company’s independent registered public accounting firm, for the years ended December 31, 2019 and December 31, 2018:

	Fee
Service	2019	2018
Audit Fees(1)	$1,685,000	$1,350,000
Audit-Related Fees	$20,000	—
Tax Fees(2)	$191,000	$104,000
All Other Fees	—	$2,703,000

(1)

Audit fees include fees for professional services rendered by KPMG for the audit of our annual consolidated financial statements, the review procedures on the consolidated financial statements included in our Forms 10-Q, as well as the statutory audits of our international subsidiaries and other services related to SEC filings.

(2)

Tax fees consist of amounts billed for tax compliance matters, tax research assistance and routine on-call advice.

The Audit Committee has adopted an audit and non-audit services pre-approval policy that requires the Audit Committee to pre-approve services to be provided by the Company’s independent registered public accounting firm. The Audit Committee will consider whether the services to be provided by the independent registered public accounting firm are prohibited by the SEC’s rules on auditor independence and whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service. The Audit Committee is mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve such services. The Audit Committee has delegated to the chairman of the Audit Committee pre-approval authority between committee meetings, and the chairman must report any pre-approval decisions to the committee at the next regularly scheduled committee meeting. All non-audit services performed by KPMG in 2019 and 2018 were pre-approved in accordance with the procedures established by the Audit Committee.

Coronado Global Resources Inc. Form 10-K December 31, 2019 181

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
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

4.3	Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934
10.1

Relationship Deed, dated as of September 24, 2018, by and among the Company, Coronado Group, certain EMG Group entities and their affiliates (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.2†‡

Syndicated Facility Agreement, dated as of September 15, 2018, by and among Coronado Finance Pty Ltd, other affiliates of the Company and Westpac Banking Corporation (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 28, 2019 and incorporated herein by reference)

10.3†‡

Amendment Agreement to Syndicated Facility Agreement, dated as of September 11, 2019, by and among Coronado Finance Pty Ltd, other affiliates of the Company, Westpac Banking Corporation, and Westpac Administration Pty Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on November 7, 2019 and incorporated herein by reference)

10.4>‡

Coronado Global Resources Inc. 2019 Short-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.5>‡

Coronado Global Resources Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.6>‡

Coronado Global Resources Inc. 2018 Non-Executive Director Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.7>‡

Employment Agreement dated as of September 21, 2018, by and between Coronado Global Resources Inc. and Garold Spindler (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.8>‡

Employment Agreement dated as of August 31, 2018, by and between Coronado Curragh Pty Ltd and Ayten Saridas (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.9>‡

Employment Agreement dated as of September 21, 2018, by and between Coronado Global Resources Inc. and James Campbell (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31, 2019 182

10.10>‡

Employment Agreement dated as of December 20, 2018, by and between Coronado Global Resources Inc. and Richard Rose (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.11>‡

Employment Agreement dated as of October 18, 2018, by and between Coronado Curragh Pty Ltd and Emma Pollard (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.12>

Form of Stock Option Award Agreement (Long Term Incentive Grant) (filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.13>

Form of Performance Stock Unit Award Agreement (Long Term Incentive Grant) (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.14>

Form of Non-Executive Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.15>

Form of Restricted Stock Unit Award Agreement (Retention Grant) (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.16>

Form of Restricted Stock Unit Award Agreement (STIP Deferral Grant) (filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.17>	Summary of Non-Executive Director Compensation
10.18>

Form of Agreement of Indemnity, Insurance and Access (filed as Exhibit 10.18 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.19‡

Amended Coal Supply Agreement, dated as of November 6, 2009, by and between Stanwell Corporation Limited and Wesfarmers Curragh Pty Ltd (now known as Coronado Curragh Pty Ltd) (filed as Exhibit 10.20 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.20‡

Deed of Amendment to the Amended Coal Supply Agreement, dated as of November 21, 2016, by and between Stanwell Corporation Limited and Wesfarmers Curragh Pty Ltd (now known as Coronado Curragh Pty Ltd) (filed as Exhibit 10.21 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.21‡

Curragh Mine New Coal Supply Deed, dated August 14, 2018, by and between Stanwell Corporation Limited and Coronado Curragh Pty Ltd (filed as Exhibit 10.22 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.22

Deed of Amendment, dated September 20, 2018 and effective September 21, 2018, among Coronado Curragh Pty Ltd, Stanwell Corporation Limited and Coronado Group LLC (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.23

Deed of Amendment, dated March 5, 2019 and effective May 21, 2019, between Coronado Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.24

Deed of Amendment, dated May 9, 2019 and effective May 21, 2019, between Coronado Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

10.25†‡

New Coal Supply Agreement, dated as of July 12, 2019, by and between Stanwell Corporation Limited and Coronado Curragh Pty Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on November 7, 2019 and incorporated herein by reference.

21.1	List of Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Coronado Global Resources Inc. Form 10-K December 31, 2019 183

31.2	Certification of the Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

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

>Management contract, compensatory plan or arrangement

Coronado Global Resources Inc. Form 10-K December 31, 2019 184

ITEM 16. FORM 10-K SUMMARY

None.

Coronado Global Resources Inc. Form 10-K December 31, 2019 185

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc. (Registrant)

By:	/s/ Garold Spindler
Garold Spindler
Managing Director and Chief Executive Officer (as duly authorized officer and as principal executive officer of the registrant)

Date: February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Garold Spindler	Managing Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2020
Garold Spindler

/s/ Ayten Saridas	Group Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2020
Ayten Saridas

/s/ William Koeck	Director	February 24, 2020
William Koeck

/s/ Philip Christensen	Director	February 24, 2020
Philip Christensen

/s/ Greg Pritchard	Director	February 24, 2020
Greg Pritchard

/s/ Ernie Thrasher	Director	February 24, 2020
Ernie Thrasher

/s/ Laura Tyson	Director	February 24, 2020
Laura Tyson

Coronado Global Resources Inc. Form 10-K December 31, 2019 186