Form 10-Q
period 2020-03-31
Coronado Global Resources Inc.
filed 2020-05-08
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Level 33, Central Plaza One, 345 Queen Street

Brisbane, Queensland, Australia 4000

(Address of principal executive offices) (Zip Code)

(61) 7 3031 7777

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

Yes ☐ No ☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on April 30, 2020, including shares of common stock underlying CDIs, was 96,651,692.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) March 31, 2020	December 31, 2019
Current assets:
Cash and restricted cash		$18,443	$26,553
Trade receivables	5	161,640	133,297
Related party trade receivables	5	149,410	86,796
Income tax receivable		—	897
Inventories	6	139,601	162,170
Other current assets		31,512	44,109
Total current assets		500,606	453,822
Non-current assets:
Property, plant and equipment, net	7	1,529,468	1,632,788
Right of use asset – operating leases, net	10	25,067	62,566
Goodwill	8	28,008	28,008
Intangible assets, net	8	5,009	5,079
Deposits and reclamation bonds		12,255	12,227
Deferred income tax assets		21,634	2,852
Other non-current assets		16,032	17,512
Total assets		$2,138,079	$2,214,854
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$73,118	$64,392
Accrued expenses and other current liabilities	9	238,299	238,788
Income tax payable		25,501	29,760
Asset retirement obligations		9,679	10,064
Contingent royalty consideration	16	492	688
Contract obligations	13	30,213	36,935
Lease liabilities	10	13,049	29,685
Other current financial liabilities		3,161	5,894
Total current liabilities		393,512	416,206
Non-current liabilities:
Asset retirement obligations		116,788	121,710
Contract obligations	13	178,927	204,877
Deferred consideration liability	14	158,317	174,605
Interest bearing liabilities	12	455,000	330,000
Other financial liabilities		988	1,546
Lease liabilities	10	25,205	48,165
Contingent royalty consideration	16	—	855
Deferred income tax liabilities		53,492	47,973
Other non-current liabilities		8,548	976
Total liabilities		1,390,777	1,346,913
Common stock $0.01 par value; 1,000,000,000 shares authorized, 96,651,692 shares are issued and outstanding as of March 31, 2020 and December 31, 2019		967	967
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of March 31, 2020 and December 31, 2019		—	—
Additional paid-in capital		820,395	820,247
Accumulated other comprehensive loss	17	(132,965)	(45,206)
Retained earnings		58,686	91,712
Coronado Global Resources Inc. stockholders’ equity		747,083	867,720
Noncontrolling interest		219	221
Total stockholders’ equity		747,302	867,941
Total liabilities and stockholders’ equity		$2,138,079	$2,214,854
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20202

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three Months EndedMarch 31,
	Note	2020	2019
Revenues:
Coal revenues	3	$319,492	$423,945
Coal revenues from related parties	3, 5	80,118	157,853
Other revenues	3	9,707	10,081
Total revenues		409,317	591,879
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		256,887	269,559
Depreciation, depletion and amortization		45,302	39,771
Freight expenses		42,381	37,327
Stanwell rebate		32,628	48,827
Other royalties		24,298	44,348
Selling, general, and administrative expenses		6,195	9,069
Total costs and expenses		407,691	448,901
Operating income		1,626	142,978
Other income (expenses):
Interest expense, net		(12,253)	(8,179)
Other, net	4	4,053	4,031
Total other income (expense), net		(8,200)	(4,148)
(Loss) income before tax		(6,574)	138,830
Income tax expense	11	(2,291)	(42,010)
Net (loss) income		(8,865)	96,820
Less: Net loss attributable to noncontrolling interest		(2)	—
Net (loss) income attributable to Coronado Global Resources Inc.		$(8,863)	$96,820
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	17	(53,567)	(558)
Net (loss) gain on cash flow hedges, net of tax	17	(34,192)	5,579
Total other comprehensive (loss) income		(87,759)	5,021
Total comprehensive (loss) income		(96,624)	101,841
Less: Net loss attributable to noncontrolling interest		(2)	—
Total comprehensive (loss) income attributable to Coronado Global Resources Inc.		$(96,622)	$101,841

Earnings per share of common stock
Basic	15	(0.09)	1.00
Diluted	15	(0.09)	1.00

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20203

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	loss	earnings	interest	equity
Balance December 31, 2019	$96,651,692	967	1	—	820,247	(45,206)	91,712	221	867,941
Net loss	—	—	—	—	—	—	(8,863)	(2)	(8,865)
Other comprehensive loss (net of $13,781 tax)	—	—	—	—	—	(87,759)	—	—	(87,759)
Total comprehensive loss	—	—	—	—	—	(87,759)	(8,863)	(2)	(96,624)
Share-based compensation for equity classified awards	—	—	—	—	148	—	—	—	148
Dividends paid	—	—	—	—	—	—	(24,163)	—	(24,163)
Balance March 31, 2020	$96,651,692	967	1	—	820,395	(132,965)	58,686	219	747,302

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	loss	earnings	interest	equity
Balance December 31, 2018	$96,651,692	967	1	—	1,107,948	(49,609)	194,220	282	1,253,808
Net income	—	—	—	—	—	—	96,820	—	96,820
Other comprehensive income (net of $2,391 tax)	—	—	—	—	—	5,021	—	—	5,021
Total comprehensive income	—	—	—	—	—	5,021	96,820	—	101,841
Dividends paid	—	—	—	—	—	—	(299,682)	—	(299,682)
Balance March 31, 2019	$96,651,692	967	1	—	1,107,948	(44,588)	(8,642)	282	1,055,967

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20204

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(8,865)	$96,820
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	45,302	40,032
Amortization of right of use asset - operating leases	7,074	4,055
Amortization of deferred financing costs	1,364	1,024
Non-cash interest expense	5,060	6,201
Amortization of contract obligations	(6,530)	(8,925)
Loss on disposal of property, plant and equipment	75	59
Decrease in contingent royalty consideration	(1,051)	(5,179)
Gain on operating lease derecognition	(1,180)	—
Equity-based compensation expense	148	—
Deferred income taxes	(176)	9,414
Reclamation of asset retirement obligations	(759)	(1,752)
Change in estimate of asset retirement obligation	—	(125)
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	(103,280)	18,820
Inventories	11,522	(2,447)
Other current assets	5,187	(1,360)
Accounts payable	10,262	(7,549)
Accrued expenses and other current liabilities	(8,481)	116
Operating lease liabilities	(7,512)	(7,024)
Change in other liabilities	(8,147)	(672)
Net cash (used in) provided by operating activities	(59,987)	141,508
Cash flows from investing activities:
Capital expenditures	(41,420)	(28,344)
Purchase of deposits and reclamation bonds	(27)	(34)
Net cash used in investing activities	(41,447)	(28,378)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities, net of debt discount	145,000	84,000
Debt issuance costs and other financing costs	(72)	—
Principal payments on interest bearing liabilities and other financial liabilities	(23,156)	(2,344)
Principal payments on finance and capital lease obligations	(319)	(382)
Payment of contingent purchase consideration	—	(6,958)
Dividends paid	(24,162)	(299,682)
Net cash provided by (used in) financing activities	97,291	(225,366)
Net decrease in cash and restricted cash	(4,143)	(112,236)
Effect of exchange rate changes on cash and restricted cash	(3,967)	(351)
Cash and restricted cash at beginning of period	26,553	124,881
Cash and restricted cash at end of period	$18,443	$12,294
Supplemental disclosure of cash flow information:
Cash payments for interest	$5,906	$56
Cash paid for taxes	$1,448	$7,006
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20205

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

(b)Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and with the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial reporting issued by the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC and the Australian Securities Exchange, or the ASX, on February 24, 2020.

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

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2019 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2020 is not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

COVID-19

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have emerged in Wuhan, China and subsequently spread to other countries, including the United States and Australia. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities implementing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to COVID-19. Accordingly, the Company has taken action to protect at risk employees from COVID-19 at its operations and corporate offices by implementing preventative measures such as social distancing and strict hygiene protocols which may have some impact on operating efficiencies and costs.

In response to the COVID-19 induced economic downturn in Europe, Brazil and the United States, effective March 30, 2020, the Company temporarily idled its operations in the United States, or U.S. Operations, with the exception of running the Buchanan longwall in a limited capacity. The Company continues to make shipments to its customers from existing inventories which should allow the Company to meet all current customer contractual commitments as well as deliver on potential new sales opportunities. The Company has also furloughed all hourly employees at its U.S. Operations. The Company continues to monitor developments, including government requirements and recommendations at the international, national, state and local level to evaluate the duration for which the U.S. Operations will remain idle.

In Australia, the Curragh mine is expected to continue to operate and meet the metallurgical coal export requirements of its key customers in India, Japan, Korea and Europe. The Curragh mine also continues to satisfy its obligation, under a long-term contract, by supplying coal to the Stanwell Power Station, a Queensland government owned entity.

In response to the global impacts of COVID-19 on the demand for steel and the resulting impact on the price and demand for metallurgical coal, the Company has taken steps to safeguard its operations, strengthen its balance sheet and increase liquidity by reducing capital expenditures, implementing the sale of non-core equipment and managing operating costs in a disciplined manner. As of March 31, 2020, the Company had $95.0 million undrawn and available limit under the SFA and cash of $18 million. See Note 12 “Interest Bearing Liabilities”.

As the COVID-19 pandemic continues to evolve, the Company cannot currently predict the extent of this pandemic, which could have a material adverse impact to its business, results of operations and financial condition.

Coronado Global Resources Inc. Form 10-Q March 31, 20206

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.Summary of Significant Accounting Policies

Please see Note 2 “Summary of Significant Accounting Policies” contained in the audited consolidated financial statements for the year ended December 31, 2019 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February 24, 2020.

(a)Newly Adopted Accounting Standards

Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income.

On January 1, 2020, the Company adopted ASU 2016-13. The cumulative-effect adjustment upon adoption was not material to the Company’s results of operations and its cash flows. Changes to the Company’s accounting policies as a result of adoption are discussed below.

The Company assesses on a forward-looking basis the expected credit loss associated with its financial assets carried at amortized cost. The amount of expected credit losses is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. The Company recognizes the lifetime expected credit losses for financial assets carried at amortized cost. The expected credit losses on these financial assets are estimated based on the Company’s historic credit loss experience, adjusted for factors that are specific to the financial asset, general economic conditions, financial asset type, term and an assessment of both the current as well as forecast conditions at the reporting date.

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements.

On January 1, 2020, the Company adopted ASU 2018-13. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty were applied prospectively for only the most recent interim period presented. All other amendments were applied retrospectively to all periods presented. The adoption of ASU 2018-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

On January 1, 2020, the Company adopted ASU 2017-04. Changes to the Company’s accounting policies as a result of adoption are discussed below.

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized but is reviewed for impairment annually or when circumstances or other events indicate that impairment may have occurred.

The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include but are not limited to: a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; and a significant restructuring charge within a reporting unit. If a quantitative assessment is determined to be necessary, the Company compares the fair value of a reporting unit with it carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds its fair value to the extent of the amount of goodwill allocated to that reporting unit.

The Company defines reporting units at the business unit level. For purposes of testing goodwill for impairment, goodwill has been allocated to the reporting units to the extent it relates to each reporting unit.

Coronado Global Resources Inc. Form 10-Q March 31, 20207

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) Accounting Standards Not Yet Implemented

“Income Taxes - Simplifying the Accounting for Income Taxes” - In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.

(c)Reclassification

Certain amounts in the prior period Condensed Consolidated Balance Sheet have been reclassified to conform to the presentation of the current period financial statements. These related to the reclassification of four reportable segments into the current two reportable segments discussed in Note 3 “Segment information”. These reclassifications had no effect on the previously reported net income.

3.Segment Information

The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the USA. The Company operates four coal mine complexes: Curragh, Buchanan, Logan and Greenbrier. Commencing on January 1, 2020, the Company updated its reportable segments to be the country in which they operate, that is Australia and the United States, in order to align with the manner in which its Chief Operating Decision Maker, or CODM, views the Company’s business for purposes of reviewing performance and allocating resources.

Factors affecting and differentiating the financial performance of each of these two reporting segments generally include coal quality, geology, and coal marketing opportunities, mining and transportation methods and regulatory issues. This is the basis on which internal financial and operational reports are currently prepared and provided to the CODM and reflects how the CODM manages performance and determines allocation of resources within the Company. The Company believes this method of segment reporting reflects both the way its business segments are currently managed and the way the performance of each segment is evaluated. Comparative disclosures have been restated to a consistent basis.

The CODM uses Adjusted EBITDA as the primary metric to measure each segment’s operating performance.

Adjusted EBITDA is defined as earnings before interest, tax, depreciation, depletion and amortization and other foreign exchange losses. “Other and corporate” relates to additional financial information for the corporate function such as accounting, treasury, legal, human resources, compliance, and tax. As such, the corporate function is not determined to be a reportable segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financials.

Reportable segment results as of and for the three months ended March 31, 2020 and 2019 are presented below:

	Australia	United States	Other and Corporate	Total
	($ thousands)
Three months ended March 31, 2020
Total revenues	245,142	164,175	—	409,317
Adjusted EBITDA	13,065	38,250	(5,893)	45,422
Net (loss) income	(5,967)	9,130	(12,028)	(8,865)
Total assets	967,809	1,122,521	47,749	2,138,079
Capital expenditures (1)	5,269	35,522	629	41,420

Three months ended March 31, 2019
Total revenues	381,375	210,504	—	591,879
Adjusted EBITDA	120,149	71,969	(9,052)	183,066
Net income (loss)	68,732	36,801	(8,713)	96,820
Total assets	1,142,356	946,766	49,784	2,138,906
Capital expenditures (1)	6,090	23,570	5	29,665

(1) Capital expenditures includes financing fees incurred through other financial liabilities for the purchase of certain equipment.

Coronado Global Resources Inc. Form 10-Q March 31, 20208

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended
	March 31,
	2020	2019
	(US$ thousands)
Net (loss) income	$(8,865)	$96,820
Depreciation, depletion and amortization	45,302	39,771
Interest expense (net of income)	12,253	8,179
Other foreign exchange (gains) losses	(5,559)	(3,714)
Income tax expense	2,291	42,010
Consolidated adjusted EBITDA	$45,422	$183,066

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s reportable segments, as the company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Three months ended March 31, 2020
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups:
Metallurgical coal	212,922	159,361	—	372,283
Thermal coal	25,606	1,721	—	27,327
Total coal revenue	238,528	161,082	—	399,610
Other[1]	6,614	3,093	—	9,707
Total	245,142	164,175	—	409,317

	Three months ended March 31, 2019
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups:
Metallurgical coal	350,948	195,878	—	546,826
Thermal coal	21,294	13,678	—	34,972
Total coal revenue	372,242	209,556	—	581,798
Other[1]	9,133	948	—	10,081
Total	381,375	210,504	—	591,879

(1) Other revenue for Curragh includes the amortization of the Stanwell non-market coal supply contract obligation liability.

4.Expenses

Other, Net

	Three months ended
	March 31,
	2020	2019
	(US$ thousands)
Other foreign exchange gains	5,559	3,714
Other (expenses) income	(1,506)	317
Total Other, net	$4,053	$4,031

Coronado Global Resources Inc. Form 10-Q March 31, 20209

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Trade and related party receivables

The Company extends trade credit to its customers in the ordinary course of business. Trade receivables and related party receivables are recorded initially at fair value and subsequently at amortized cost, less any expected credit losses, or ECL. Trade receivables from provisionally priced sales are carried at fair value to profit or loss.

For trade and related party receivables carried at amortized cost, the Company determines ECL on a forward-looking basis. The amount or ECL is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. The Company recognizes the lifetime ECL. The ECL is estimated based on the Company’s historic credit loss experience, adjusted for factors that are specific to the financial asset, general economic conditions, financial asset type, term and an assessment of both the current as well as forecast conditions at the reporting date, modified for credit enhancements such as letters of credit obtained. To measure ECL, trade and related party receivables have been grouped based on shared credit risks characteristics and the days past due.

The Company considers an event of default has occurred when a financial asset is significantly past due or external sources indicate that the debtor is unlikely to pay its creditors, including the Company. A financial asset is credit impaired when there is evidence that the counterparty is in significant financial difficulty or a breach of contract, such as default or past due event has occurred. The Company writes off a financial asset when there is information indicating the counterparty is in severe financial difficulty and there is no realistic prospect of recovery. The amount of the impairment loss is recognised in the consolidated statement of operations and other comprehensive income within “other, net”. Subsequent recoveries of amounts previously written off are credit against “other, net” in the consolidated statement of operations and other comprehensive income.

(US$ thousands)	March 31, 2020	December 31,2019
Trade receivables - at amortized cost	$157,406	$118,572
Trade receivables - at fair value	4,234	14,725
Total trade receivables	161,640	133,297
Related party receivables	149,410	86,796
Total trade and related party receivables	$311,050	$220,093

No provision has been recognized on the ECL on trade and related party receivables as at March 31, 2020. The Company has not recognised any bad debt expense from trading counterparties in the three months ended March 31, 2020 and 2019.

Related party receivables - Xcoal

During the three months ended March 31, 2020, the Company sold coal to Xcoal Energy and Resources, or Xcoal, an entity associated with Non-Executive director, Mr. Ernie Thrasher. Revenues from Xcoal of $80.1 million and $157.9 million, respectively, are recorded as coal revenues in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019. At March 31, 2020, amounts due from Xcoal in respect of coal sales were $149.4 million. At December 31, 2019, amounts due from Xcoal in respect of coal sales were $86.8 million.

6.Inventories

(US$ thousands)	March 31, 2020	December 31,2019
Raw coal	$20,949	$41,127
Saleable coal	67,687	63,006
Total coal inventories	88,636	104,133
Supplies inventory	50,965	58,037
Total inventories	$139,601	$162,170

Coronado Global Resources Inc. Form 10-Q March 31, 202010

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Property, Plant and Equipment

(US$ thousands)	March 31, 2020	December 31,2019
Land	$25,484	$27,037
Buildings and improvements	72,726	80,658
Plant, machinery, mining equipment and transportation vehicles	882,634	896,392
Mineral rights and reserves	469,233	464,710
Office and computer equipment	4,858	3,977
Mine development	463,790	497,439
Asset retirement obligation asset	75,504	81,520
Construction in process	58,541	80,646
	2,052,770	2,132,379
Less accumulated depreciation, depletion and amortization	523,302	499,591
Net property, plant and equipment	$1,529,468	$1,632,788

8.Goodwill and Other Intangible Assets

(a)Acquired Intangible Assets

	March 31, 2020
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$860	$640
Mining permits - Logan	15	1,642	776	866
Mining permits - Buchanan	28	4,000	497	3,503
Total intangible assets		$7,142	$2,133	$5,009

	December 31, 2019
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$840	$660
Mining permits - Logan	15	1,642	756	886
Mining permits - Buchanan	28	4,000	467	3,533
Total intangible assets		$7,142	$2,063	$5,079

Amortization expense is charged using the straight-line method over the useful lives of the respective intangible asset. The aggregate amount of amortization expense for amortizing intangible assets for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively.

(b)Goodwill

In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. The balance of goodwill as at both March 31, 2020 and December 31, 2019 was $28.0 million.

Coronado Global Resources Inc. Form 10-Q March 31, 202011

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(US$ thousands)	March 31, 2020	December 31,2019
Wages and employee benefits	$52,551	$61,008
Taxes other than income taxes	5,752	3,899
Accrued royalties	28,379	43,468
Accrued freight costs	30,585	30,416
Accrued mining fees	44,702	49,027
Cash flow hedge derivative liability	34,535	—
Acquisition related accruals	26,553	30,190
Other liabilities	15,242	20,780
Total accrued expenses and other current liabilities	$238,299	$238,788

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $26.6 million (A$43.0 million). This amount was outstanding as at March 31, 2020 and December 31, 2019 pending financial assessment to be made by the Office of State Revenue in Queensland, Australia.

10.Leases

From time to time, the Company enters into mining services contracts which may include embedded leases of mining equipment and other contractual agreements to lease mining equipment and facilities. Based upon the Company’s assessment of the terms of a specific lease agreement, the Company classifies a lease as either finance or operating.

On March 31, 2020, the Company amended one of its mining service contracts for mining equipment assets used to provide mining services. On execution of the amendment, right of use assets of $25.9 million and lease liabilities of $27.0 million were derecognized. These mining equipment assets were previously deemed leased assets embedded within the mining service contract.

Information related to Company’s right-of use assets and related lease liabilities are as follows:

	Three Months Ended
(US$ thousands)	March 31, 2020	March 31, 2019
Operating lease costs	$8,279	$6,483
Cash paid for operating lease liabilities	7,512	7,024

Finance lease costs:
Amortization of right of use assets	372	593
Interest on lease liabilities	37	56
Total finance lease costs	$409	$649

Coronado Global Resources Inc. Form 10-Q March 31, 202012

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ thousands)	March 31, 2020	December 31,2019
Operating leases:
Operating lease right-of-use assets	$25,067	$62,566

Finance leases:
Property and equipment	7,881	7,881
Accumulated depreciation	(5,516)	(5,144)
Property and equipment, net	2,365	2,737

Current operating lease obligations	10,887	27,204
Operating lease liabilities, less current portion	25,205	48,165
Total operating lease liabilities	36,092	75,369

Current finance lease obligations	2,162	2,481

Total Lease liability	$38,254	$77,850

	March 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term (Years)
Weighted average remaining lease term – finance leases	0.42	0.67
Weighted average remaining lease term – operating leases	3.77	2.89

Weighted Average Discount Rate
Weighted discount rate – finance lease	6.25%	6.25%
Weighted discount rate – operating lease	7.93%	8.00%

The Company’s operating leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the terms deemed reasonable to exercise. Maturities of lease liabilities as at March 31, 2020, are as follows:

(US$ thousands)	Operating Lease	Finance Lease
Year ending December 31,
2020	$10,700	$2,213
2021	9,085	—
2022	8,867	—
2023	9,119	—
2024	2,817	—
Thereafter	1,434	—
Total lease payments	42,022	2,213
Less imputed interest	(5,930)	(51)
Total lease liability	$36,092	$2,162

Coronado Global Resources Inc. Form 10-Q March 31, 202013

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.Income Taxes

For the three months ended March 31, 2020 and 2019, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2020 estimated annual effective tax rate, including discrete items, is 26.1%. The Company had income tax expense of $2.3 million for the three months ended March 31, 2020, comprising a discrete income tax expense of $3.8 million and income tax benefit of $1.5 million based on a loss before tax of $6.6 million.

Income tax expense of $42.0 million for the three months ended March 31, 2019 was calculated based on an estimated annual effective tax rate of 28.5% for the period.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company had $14.2 million of unrecognized tax benefits, respectively. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States and its various states, as well as Australia and its various localities. In the United States and Australia, the first tax return was lodged for the year ended 31 December 2018. In the United Stated companies are subject to open tax audits for a period of 7 years (Federal) and 5 years (State) respectively. In Australia, companies are subject to open tax audits for a period of 4 years from the date of assessment.

On March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, to provide certain relief as a result of the COVID-19 outbreak. The Company is currently evaluating how provisions in the CARES Act will impact on its consolidated financial statements, but it is not expected to have a material impact.

12.Interest Bearing Liabilities

The Company’s SFA, comprises of Facility A ($350 million loan facility), Facility B (A$130 million bank guarantee facility) and Facility C ($200 million loan facility). The SFA has a termination date of February 15, 2023.

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

During the three months ended March 31, 2020, the Company borrowed a total amount of $145.0 million under the SFA for working capital and corporate purposes. Repayments of $20.0 million were made during the three months ended March 31, 2020.

The total interest bearing liabilities outstanding under the SFA was $455.0 million and $ 330.0 million as at March 31, 2020 and December 31, 2019, respectively.

Coronado Global Resources Inc. Form 10-Q March 31, 202014

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.Contract Obligations

The following is a summary of the contract obligations as of March 31, 2020:

(US$ thousands)	Current	Non-current	Total
Coal leases contract liability	$843	$21,115	$21,958
Stanwell below market coal supply agreement	29,370	157,812	187,182
	$30,213	$178,927	$209,140

The following is a summary of the contract obligations as of December 31, 2019:

(US$ thousands)	Current	Non-current	Total
Coal leases contract liability	843	21,312	22,155
Stanwell below market coal supply agreement	36,092	183,565	219,657
	$36,935	$204,877	$241,812

14.Deferred Consideration Liability

On August 14, 2018 the Company completed the purchase of the Stanwell Reserved Area, or the SRA, adjacent to the current Curragh mining tenements. This area was acquired on a deferred consideration basis and on acquisition the Company recognized a “Right-to-mine-asset” and a corresponding deferred consideration liability of $155.2 million, calculated using a pre-tax discount rate of 13% representing fair value of the arrangements at the date of acquisition. The deferred consideration liability will reflect passage of time changes by way of an annual accretion at the pre-tax discount rate of 13% while the liability will decrease as domestic coal is supplied to Stanwell from the SRA. The accretion of deferred consideration is recognized in “Interest expense, net” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

(US$ thousands)	March 31, 2020	December 31,2019
Stanwell Reserved Area deferred consideration	$158,317	$174,605
	$158,317	$174,605

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
(US$ thousands, except per share data)	March 31, 2020	March 31, 2019
Numerator:
Net Income	$(8,865)	$96,820
Less: Net income attributable to Non-controlling interest	(2)	—
Net Income attributable to Company stockholders	$(8,863)	$96,820

Denominator (in thousands):
Weighted-average shares of common stock outstanding	96,652	96,652
Effects of dilutive shares	-	4
Weighted average diluted shares of common stock outstanding	96,652	96,656
Earnings Per Share (US$):
Basic	(0.09)	1.00
Dilutive	(0.09)	1.00

Coronado Global Resources Inc. Form 10-Q March 31, 202015

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Forward fuel contracts

In 2019, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel for the diesel fuel that is used, or expects to use, at its operations in Australia, or Australian Operations, during 2020. During the three month period ended March 31, 2020, the Company entered into additional derivative contracts in relation to diesel fuel it expects to consume at its Australian Operations during 2021. The aggregate notional amount for all outstanding forward diesel fuel derivative contracts were $97.8 million at March 31, 2020.

Unrealized losses, net of tax, recognized in “Accumulated other comprehensive income/(loss)” as at March 31, 2020, are expected to be recognized into “Cost of coal revenues” in the Unaudited Condensed Statements of Operations and Comprehensive Income, $23.4 million within the next 12 months and $7.8 million within 9 months thereafter.

Forward foreign currency contracts

The Australian Operations utilize the cash it generates from its US$ denominated coal sales revenue to fund its operating costs, which are predominantly in A$. The Company enters into forward foreign currency contracts to hedge its foreign exchange exposure on a portion of the US$ denominated coal sales revenue at Curragh, whose functional currency is A$.

The aggregated notional amount of the outstanding forward foreign currency derivative contracts was $114.7 million as at March 31, 2020. The unrealized loss of $11.1 million, net of tax, recognized in “Accumulated other comprehensive income/(loss)” at March 31, 2020, is expected to be recognized into “Coal revenues” in the Unaudited Condensed Statements of Operations and Comprehensive Income within the next 9 months.

Given the forward fuel and forward foreign currency contracts were designated as cash flow hedges, any unrealized gain and losses on these derivatives are recorded in “Accumulated other comprehensive income/(loss)” and are reclassified into “Cost of coal revenues” and “Coal revenues”, respectively, in the Unaudited Condensed Statements of Operations and Comprehensive Income in the period in which the hedged transaction impacts income. Refer to Note 17 “Other comprehensive loss” for further disclosure.

The fair value of foreign currency and diesel fuel derivatives reflected in the accompanying unaudited Condensed Consolidated Balance Sheet are set forth in the table below:

Coronado Global Resources Inc. Form 10-Q March 31, 202016

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		March 31, 2020		December 31, 2019
(US$ thousands)	Classification	Derivative asset	Derivative liability	Derivative asset	Derivative liability
Forward fuel contracts	Other current assets	—	—	3,180	—
	Other current liabilities	—	23,415	—	—
	Other non-current liabilities	—	7,766	—	—

Forward foreign currency contracts	Other current assets	—	—	953	—
	Other current liabilities	—	11,120	—	—

		—	42,301	4,133	—

The following table presents our details of foreign currency and diesel fuel outstanding hedge contracts:

	March 31, 2020			December 31, 2019
(in thousands)	Notional amount (thousands)	Unit of measure	Varying maturity dates	Notional amount (thousands)	Unit of measure	Varying maturity dates
Designated forward fuel contracts	241,293	Liters	March 2020 - December 2021	121,957	Liters	January 2020 – December 2020

Designated forward foreign currency contracts	114,731	US$	March 2020 - December 2020	24,300	US$	January 2020 – March 2020

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

Financial Instruments Measured on a Recurring Basis

As of March 31, 2020, the Company has the following liabilities that are required to be measured at fair value on a recurring basis:

•Forward commodity contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

•Foreign currency forward contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

•Contingent royalty: fair value is determined using the Black-Scholes option pricing formula (Level 3)

Coronado Global Resources Inc. Form 10-Q March 31, 202017

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the hierarchy of the Company’s net financial liabilities positions for which fair value is measured on a recurring basis as of March 31, 2020:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$(31,181)	$—	$(31,181)
Forward foreign currency contracts	—	(11,120)	—	(11,120)
Contingent royalty	—	—	(492)	(492)
	$—	$(42,301)	$(492)	$(42,793)

The Company’s net financial liability positions for which fair value is measured on a recurring basis as of December 31, 2019 was as follows:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$3,180	$—	$3,180
Forward foreign currency contracts	—	953	—	953
Contingent royalty	—	—	(1,543)	(1,543)
	$—	$4,133	$(1,543)	$2,590

Contingent Royalty Consideration

Key assumptions in the valuation include the gross sales price forecast, export volume forecast, volatility, the risk-free rate, and credit-spread of the Company.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands)	Fair value at March 31, 2020	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability	$492	Black-Scholes Option model	Gross sales price forecast per tonne	$75.4 to $99 ($81.8)
			Export volume forecast (000’s)	3,302 tons over 12 months
			Volatility	15.6%
			Risk-free rate	1.78% to 1.92% (1.88%)
			Company credit spread	0.0635

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of March 31, 2020 and December 31, 2019:

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

Coronado Global Resources Inc. Form 10-Q March 31, 202018

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.Other Comprehensive Income

Accumulated other comprehensive loss consisted of the following at March 31, 2020:

		Net unrealized gain (loss)
(US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Cash flow foreign currency hedges	Total
Balance at December 31, 2019	(48,265)	2,378	681	(45,206)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income (loss) before reclassifications	(53,567)	(37,749)	(14,049)	(105,365)
Loss reclassified from accumulated other comprehensive income (loss)	—	2,313	1,512	3,825
Tax effects	—	10,194	3,587	13,781
Total net current-period other comprehensive loss	(53,567)	(25,242)	(8,950)	(87,759)
Balance at March 31, 2020	(101,832)	(22,864)	(8,269)	(132,965)

18.Commitments

(a)Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2020	4,066
2021	5,497
2022	5,334
2023	5,263
2024	5,152
Thereafter	25,409
Total	50,721

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b)Other commitments

As of March 31, 2020, purchase commitments for capital expenditures were $20.2 million, all of which is obligated within the next 12 months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years. In the U.S., the Company typically negotiates its rail and coal terminal on an annual basis. As of March 31, 2020, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.6 billion, of which approximately $77.4 million is obligated within the next year.

19.Contingencies

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

Facility B of the SFA provides A$130 million for issuing multicurrency bank guarantees. At March 31, 2020, Facility B of the SFA had been utilized to issue A$68.8 million of bank guarantees on behalf of the Company.

Coronado Global Resources Inc. Form 10-Q March 31, 202019

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Curragh is a co-appellant to proceedings in the Queensland Supreme Court brought by Aurizon. Aurizon’s claim relates to costs relating to the co-defendants’ use of the Wiggins Island Coal Export Terminal Pty Ltd, or WICET, rail links, in particular, whether the “First Milestone Target Date”, which triggers certain “WIRP Fee” payments under the Wiggins Island Rail Project Deed, or WIRP Deed, has been achieved. On June 27, 2019, the Queensland Supreme Court delivered judgements in favor of Aurizon against Coronado Curragh Pty Ltd and the other co-defendants. The Company intends to continue to strongly contest the matter. The Company, together with the other co-defendants, lodged a notice of appeal of the Queensland Supreme Court judgement on July 25, 2019. It is currently expected that, were Aurizon successful in the ultimate result of the litigation and expert determinations, Coronado Curragh Pty Ltd would be required to pay approximately A$2.3 million per annum for the term of the WIRP Deed (which is 233 months). Resolution of this dispute would also result in the Company’s below rail access to WICET (of 1.5 MMtpa) becoming a firm contractual capacity entitlement (and the subject of a 20 year take-or-pay access agreement) instead of an ad hoc entitlement only. The Company’s unaudited Condensed Consolidated Balance Sheet includes an estimated loss contingency associated with these proceedings of approximately $5.2 million as at March 31, 2020.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coronado Global Resources, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Coronado Global Resources Inc. (the Company) as of March 31, 2020, the related condensed consolidated statements of operation and comprehensive income, stockholders’ equity and cash flows for the three-month period ended March 31, 2020 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (not presented herein) were audited by other auditors whose report dated February 24, 2020 expressed an unqualified opinion on those statements. The accompanying condensed consolidated financial information of the Company for the three-month period ended March 31, 2019, was not reviewed by us, and accordingly, we do not express any form of assurance on it.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young

Brisbane, Australia

May 8, 2020.

Coronado Global Resources Inc. Form 10-Q March 31, 202021

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes to those statements included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for year ended December 31, 2019 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission, or SEC, and the Australian Securities Exchange, or the ASX, on February 24, 2020.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations, financial performance and condition, the coal, steel and other industries, the effect of COVID-19 and related governmental and economic responses thereto, as well as our plans, objectives and expectations for our business, operations, financial performance and condition. Forward-looking statements may be identified by words such as “may,” “could,” “believes,” “estimates,” “expects,” “likely,” “intends,” “considers” and other similar words.

Any forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance, events or outcomes to differ materially from the results, performance, events or outcomes expressed or anticipated in these statements, many of which are beyond our control. Such forward-looking statements are based on an assessment of present economic and operating conditions on a number of best estimate assumptions regarding future events and actions. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:

•uncertainty and weaknesses in global economic conditions, including the extent, duration and impact on prices caused by reduced demand. The COVID-19 pandemic reduced market demand and risks related to government actions with respect to trade agreements, treaties or policies;

•severe financial hardship, bankruptcy, temporary or permanent shut downs or operational challenges, due to the ongoing COVID-19 pandemic or otherwise, of one or more of our major customers, including customers in the steel industry, key suppliers/contractors, which among other adverse effects, could lead to reduced demand for our coal, increased difficulty collecting receivables and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;

•our ability to generate sufficient cash to service our indebtedness and other obligations;

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

Coronado Global Resources Inc. Form 10-Q March 31, 202022

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

See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements, as well as others made in this Quarterly Report on Form 10-Q and hereafter in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date

Coronado Global Resources Inc. Form 10-Q March 31, 202023

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

Our business profile primarily focuses on the production of Met coal for the North American and seaborne export markets. For the three months ended March 31, 2020, we produced and sold 4.5 MMt of coal. Met coal and thermal coal sales represented approximately 81.0% and 19.0%, respectively, of our total volume of coal sold for the three months ended March 31, 2020.

Our results for the three months ended March 31, 2020, were impacted by (1) a fatal injury to an employee of one of our contractors at our Australian Operation and subsequent temporary suspension of mining activities during January and February which resulted in reduced production and consequently lower sales volumes, (2) wet weather conditions in Australia which disrupted certain mining and logistics activities, (3) the delay in resolution of United States and China trade dispute, and (4) preventive measures implemented towards the end of the quarter in response to COVID-19, which had an impact on operating efficiencies across all operations and subsequent decision to temporarily idle the U.S. Operations, effective March 30, 2020. Despite these adverse conditions, our results benefited from cost and capital expenditure control measures across the platform, and in part from a weakening of the Australian dollar, the currency in which most costs are denominated for our Australian Operation.

Earnings from our Australian Operations located in Queensland were impacted by the safety incident and adverse weather during the quarter, resulting in production and sales volumes being lower for the quarter ended March 31, 2020 compared to the first quarter of 2019. Coal sales volumes decreased 0.5 Mmt, or 16.1% compared to the prior corresponding quarter. Lower sales volumes combined with lower average realized prices per Mt resulted in a reduction in coal revenues by 35.9% compared to the prior comparative quarter. Mining cost and Operating costs per ton increased as a result of lower production and sales due to the safety incident and wet weather in the period compared to the prior comparative quarter.

Our U.S. Operations’ financial performance for the quarter was lower compared to the prior corresponding quarter with the decrease largely attributable to lower average realized pricing and the impacts of COVID-19 affecting customer demand and mining operations as preventative measures were put in place. The U.S. Operations reported lower sales volumes of 0.1 MMt, or 5.0% less than the prior corresponding quarter. A combination of lower sales volumes and soft market pricing in the quarter negatively impacted the U.S. Operations results. However, continued cost management efforts realized a reduction in mining costs per ton compared to the prior comparative quarter.

COVID-19

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have emerged in Wuhan, China and subsequently spread to other countries, including the United States and Australia. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities implementing various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to COVID-19. Accordingly, the Company has taken action to protect at risk employees from COVID-19 at its operations and corporate offices by implementing preventative measures such as social distancing and strict hygiene protocols which may have some impact on operating efficiencies and costs.

In response to the COVID-19 induced economic downturn in Europe, Brazil and the United States, effective March 30, 2020, the Company temporarily idled its operations in the United States, or U.S. Operations, with the exception of running the Buchanan longwall in a limited capacity. The Company continues to make shipments to its customers from existing inventories which should allow the Company to meet all current customer contractual commitments as well as deliver on potential new sales opportunities. The Company has also furloughed all hourly employees at its U.S. Operations. The Company continues to monitor developments, including government requirements and recommendations at the international, national, state and local level to evaluate the duration for which the U.S. Operations will remain idle.

In Australia, the Curragh mine is expected to continue to operate and meet the metallurgical coal export requirements of its key customers in India, Japan, Korea and Europe. The Curragh mine also continues to satisfy its obligation, under a long-term contract, by supplying coal to the Stanwell Power Station, a Queensland government owned entity.

Coronado Global Resources Inc. Form 10-Q March 31, 202024

In response to the global impacts of COVID-19 on the demand for steel and the resulting impact on the price and demand for metallurgical coal, the Company has taken steps to safeguard its operations, strengthen its balance sheet and increase liquidity by reducing capital expenditures, implementing the sale of non-core equipment and managing operating costs in a disciplined manner.

Due to the impact of COVID-19, we expect our results of operations for fiscal year 2020 to be significantly below our historical performance. As a result of the continued uncertainty of the impact of COVID-19, we will not be providing any further market guidance for fiscal year 2020.

In accordance with Accounting Standards Codification, or ASC, 280, Segment Reporting, we have adopted the following reporting segments: Australia and the United States. In addition, “Other and Corporate” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financial statements.

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

Coal revenues are shown on our statement of operations and comprehensive income exclusive of other revenues. Generally, export sale contracts for our Australian Operations require us to bear the cost of freight from our mines to the applicable outbound shipping port, while freight costs from the port to the end destination are typically borne by the customer. Sales to the export market from our U.S. Operations are generally recognized when title to the coal passes to the customer at the mine load out similar to a domestic sale. For our domestic sales, customers typically bear the cost of freight. As such, freight expenses are excluded from cost of coal revenues to allow for consistency and comparability in evaluating our operating performance.

Non-GAAP Financial Measures; Other Measures

The following discussion of our results includes references to and analysis of Adjusted EBITDA and mining costs, which are financial measures not recognized in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. Non-GAAP financial measures, including Adjusted EBITDA, are used by investors to measure our operating performance.

Adjusted EBITDA, a non-GAAP measure, is defined as earnings before interest, tax, depreciation, depletion and amortization and other foreign exchange losses. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly titled measures presented by other companies. A reconciliation of Adjusted EBITDA to its most directly comparable measure under U.S. GAAP is included below.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202025

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Summary

The financial and operational highlights for the three months ended March 31, 2020:

•Sales volume totaled 4.5 MMt for the three months ended March 31, 2020, 0.5 MMt lower than the three months ended March 31, 2019. Sales volumes were impacted by reduced production due to the operational shutdown in response to fatality in January 2020 and increased wet weather at our Australian Operations.

•Net income decreased by $105.7 million for the three months ended March 31, 2020, from $96.8 million for the three months ended March 31, 2019, generating a net loss of $8.9 million for the quarter. This decrease was attributable to lower coal sales revenues partially offset by lower operating costs and lower income tax expense.

•Lower coal market prices during the three months ended March 31, 2020 resulted in lower average realized Met coal pricing of $102.0 per Mt sold, 25.6% lower compared to the three months ended March 31, 2019.

•Adjusted EBITDA for the three months ended March 31, 2020, totaled $45.4 million, a decrease of $137.7 million, from Adjusted EBITDA of $183.1 million for the three months ended March 31, 2019.

•Cash used in operating activities was $60.0 million for the three months ended March 31, 2020, a decrease of $201.5 million compared to cash generated from operating activities of $141.5 million during the three months ended March 31, 2019.

•During the three months ended March 31, 2020, the Company paid dividends of $24.2 million, which was funded by available cash and external borrowings. As at March 31, 2020 the company had $455.0 million of external borrowings outstanding.

•As of March 31, 2020, Coronado had cash on hand of $18.2 million (excluding restricted cash) and $95.0 million available to draw under the SFA.

	For Three months ended March 31,
	($ in thousands)
	2020	2019	Change	%
Revenues:
Coal revenues	399,610	581,798	(182,188)	(31.3%)
Other revenues	9,707	10,081	(374)	(3.7%)
Total revenues	409,317	591,879	(182,562)	(30.8%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	256,887	269,559	(12,672)	(4.7%)
Depreciation, depletion and amortization	45,302	39,771	5,531	13.9%
Freight expenses	42,381	37,327	5,054	13.5%
Stanwell rebate	32,628	48,827	(16,199)	(33.2%)
Other royalties	24,298	44,348	(20,050)	(45.2%)
Selling, general, and administrative expenses	6,195	9,069	(2,874)	(31.7%)
Total costs and expenses	407,691	448,901	(41,210)	(9.2%)
Operating income	1,626	142,978	(141,352)	(98.9%)
Other income (expenses):
Interest expense, net	(12,253)	(8,179)	(4,074)	49.8%
Other, net	4,053	4,031	22	0.5%
Total other income (expense), net	(8,200)	(4,148)	(4,052)	97.7%
Net (loss) income before tax	(6,574)	138,830	(145,404)	(104.7%)
Income tax expense	(2,291)	(42,010)	39,719	(94.5%)
Net (loss) income	(8,865)	96,820	(105,685)	(109.2%)
Less: Net loss attributable to noncontrolling interest	(2)	—	(2)	100.0%
Net (loss) income attributable to Coronado Global Resources, Inc.	(8,863)	96,820	(105,683)	(109.2%)

Coronado Global Resources Inc. Form 10-Q March 31, 202026

Coal Revenues

Coal revenues were $399.6 million for the three months ended March 31, 2020, a decrease of $182.2 million, compared to $581.8 million for the three months ended March 31, 2019. This decrease was driven by lower coal sales volumes and a lower average realized Met coal price during the 2020 period. Coal sales volumes at our Australian Operations were down 0.5 MMt, as a result of reduced production stemming from the temporary suspension of mining activities at the Curragh mine during January and February following the safety incident, where an employee of one of our contractors was fatally injured in early January. Lower sales volumes were exacerbated by lower average realized Met coal pricing which was reduced by $35.1 per Mt sold compared to $137.1 per Mt sold as of March 31, 2019 due to softer market conditions and falling index prices.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues comprise of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues were $256.9 million for the three months ended March 31, 2020, a decrease of $12.7 million, or 4.8%, as compared to $269.6 million for the three months ended March 31, 2019 largely driven by cost control measures implemented at the U.S. Operations. Although cost of coal revenues for our Australian Operation remained consistent, mining cost per Mt sold of $54.3 per ton was 19.3% higher compared to the three months ended March 31, 2019, impacted by lower sales volumes due to the lower production.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $45.3 million for the three months ended March 31, 2020, an increase of $5.5 million, as compared to $39.8 million for the three months ended March 31, 2019. The increase is largely attributable to the incremental capital expenditure incurred during the 2019 year and the associated depreciation charges, partially offset by favorable average foreign exchange rate on the translation of the Australian operations of A$/US$: 0.66 compared to 0.71 for the three months ended March 31, 2020 compared to the same period in 2019.

Freight Expenses

Freight expenses primarily relate to the Australian operations and relate to costs associated with take-or-pay commitments for rail and port providers and demurrage costs. Freight expenses totaled $42.4 million for the three months ended March 31, 2020, an increase of $5.1 million, as compared to $37.3 million for the three months ended March 31, 2019. The increase primarily related to the U.S. Operations where higher freight expenses were incurred on a certain contract that did not exist for the three months period ended March 31, 2019. Higher demurrage costs in the Australian Operations were also incurred in the quarter as a result of longer vessel wait times at the port due to the disruptions in production.

Stanwell Rebate

The Stanwell rebate was $32.6 million for the three months ended March 31, 2020, a decrease of $16.2 million, as compared to $48.8 million for the three months ended March 31, 2019. The decrease was largely driven by lower realized coal pricing during the first quarter of 2020, lower sales volumes and a favorable average foreign exchange rate on translation of the A$ denominated Australian Operations compared to the same period in 2019.

Other Royalties

Other royalties were $24.3 million in the three months ended March 31, 2020, a decrease of $20.1 million, as compared to $44.3 million in the three months ended March 31, 2019. Lower royalties were a product of lower average realized export pricing, a favorable average foreign exchange rate for the quarter used to translate the Australian Operations and the benefit of a mark to mark write down of the Contingent Royalty Consideration obligation (payable to CONSOL) during the three months ended March 31, 2020 of $1.1 million compared to $6.4 million write up for the same period in 2019.

Interest Expense, net

Interest expense, net of $12.3 million for the three months ended March 31, 2020, increased $4.1 million, as compared to $8.2 million for the three months ended March 31, 2019. The higher interest expense in 2020 was due to increase draw down of debt in the last 12 months with $455.0 million interest-bearing liabilities outstanding as at March 31, 2020 compared to $84.0 million outstanding as at March 31, 2019.

Coronado Global Resources Inc. Form 10-Q March 31, 202027

Income tax expense

Income tax expense of $2.3 million for the three months ended March 31, 2020, decreased $39.7 million, as compared to $42.0 million for the three months ended March 31, 2019. The 2020 income tax expense is based on an effective tax rate, including discrete items, of 26.1%. The Company had income tax expense of $2.3 million for the three months ended March 31, 2020, comprising a discrete income tax expense of $3.8 million and income tax benefit of $1.5 million based on a loss before tax of $6.6 million.

Supplemental Segment Financial Data

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Australia

	For Three Months Ended March 31,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	2.6	3.1	(0.5)	(16.1)%
Total revenues ($)	245,142	381,375	(136,233)	(35.7)%
Coal revenues ($)	238,528	372,242	(133,714)	(35.9)%
Average realized price per Mt sold ($/Mt)	92.6	121.7	(29.1)	(23.9)%
Met sales volume (MMt)	1.8	2.3	(0.5)	(21.7)%
Met coal revenues ($)	212,922	350,948	(138,026)	(39.3)%
Average realized met price per Mt sold ($/Mt)	120.3	153.4	(33.1)	(21.6)%
Mining costs ($)	138,144	139,096	(952)	(0.7)%
Mining cost per Mt sold ($/Mt)	54.3	45.5	8.8	19.3%
Operating costs ($)	230,188	261,372	(31,184)	(11.9)%
Operating costs per Mt sold ($/Mt)	89.3	85.5	3.8	4.4%
Segment Adjusted EBITDA ($)	13,065	120,149	(107,084)	(89.1)%

Coal revenues for Australian Operations for the three months ended March 31, 2020, were $238.5 million, a decrease of $133.7 million or 35.9%, compared to $372.2 million for the three months ended March 31, 2019. This decrease was largely driven by a decrease in sales volumes of 0.5Mt due to reduced production stemming from the temporary suspension of operations at the Curragh Mine following January’s safety incident, further exacerbated by wet weather impacts, poor rail performance and scheduling issues with the provider, in addition to a decrease in average realized met coal pricing by $33.1 per Mt sold.

Operating costs decreased by $31.2 million, or 11.9%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, partly mitigating the impacts from lower revenue. Although Mining costs for our Australian Operation remained consistent, Mining cost per Mt sold of $54.3 per ton was 19.3% higher compared to the three months ended March 31, 2019, impacted by lower sales volumes due to lower production given temporary suspension of operations and slow ramp up to full operations following the safety incident in January 2020 at Curragh. In addition, Royalties and Stanwell rebate were down mainly due to lower realized coal pricing during the first quarter of 2020. Lower Operating costs also include the benefit of a favorable average foreign exchange rate on translation of the A$ denominated Australian Operations for the three months ended March 31, 2020 of A$/US$: 0.66 compared to 0.71 for the three months ended March 31, 2019.

Adjusted EBITDA decreased by $107.1 million, or 89.1%, to $13.1 million for the three months ended March 31, 2020 as compared to $120.1 million for the three months ended March 31, 2019, due to lower coal revenues partly mitigated by lower operating costs.

Coronado Global Resources Inc. Form 10-Q March 31, 202028

United States

	For Three Months Ended March 31,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	1.9	2.0	(0.1)	(5.0)%
Total revenues ($)	164,175	210,504	(46,329)	(22.0)%
Coal revenues ($)	161,082	209,556	(48,474)	(23.1)%
Average realized price per Mt sold ($/Mt)	83.6	107.1	(23.5)	(21.9)%
Met sales volume (MMt)	1.9	1.7	0.2	11.8%
Met coal revenues ($)	159,361	195,878	(36,517)	(18.6)%
Average realized met price per Mt sold ($/Mt)	84.7	115.1	(30.4)	(26.4)%
Mining costs ($)	116,625	130,463	(13,838)	(10.6)%
Mining cost per Mt sold ($/Mt)	60.5	66.7	(6.2)	(9.3)%
Operating costs ($)	126,006	138,690	(12,684)	(9.1)%
Operating costs per Mt sold ($/Mt)	65.4	70.9	(5.5)	(7.8)%
Segment Adjusted EBITDA ($)	38,250	71,969	(33,719)	(46.9)%

Coal revenues decreased by $48.5 million, or 23.1%, to $161.1 million for the three months ended March 31, 2020 as compared to $209.6 million for the three months ended March 31, 2019. This decrease was driven by lower average realized Met coal pricing of $30.4 per Mt sold which was a result of softer market conditions and a decline in the benchmark coking coal market partially offset by an increase in Met coal sales volume of 0.2 MMt as import tariffs on U.S. coal imposed by China were eased.

Operating costs decreased by $12.7 million, or 9.1%, for the three months ended March 31, 2020 compared to operating costs of $138.7 million for the three months ended March 31, 2019. The decrease was due to lower mining costs of $13.8 million, or 10.6% and lower royalty expenses. The decrease in mining costs was primarily driven by lower sales volume of 0.1 MMt combined with implemented cost control measures which resulted in a reduction in mining costs of $6.2 per Mt sold. Lower royalties were a product of lower average realized export pricing, partially offset by a lower mark to market write down of the Contingent Royalty Consideration obligation (payable to CONSOL) during the three months ended March 31, 2020 of $1.1 million compared to $6.4 million write down for the same period in 2019.

For the three months ended March 31, 2020 adjusted EBITDA decreased by $33.8 million, or 46.9%, compared to the comparative quarter. This decrease was primarily driven by softer market conditions resulting in a lower average realized met coal price per Mt sold and lower coal revenues of $48.5 million which was partially offset by lower operating costs of $12.7 million.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Three Months Ended March 31,
	($ in thousands)
	2020	2019	Change	%
Selling, general, and administrative expenses	6,195	9,069	(2,874)	(31.7)%
Other, net	(302)	(17)	(285)	1,676.5%
Total Corporate and Other Adjusted EBITDA	5,893	9,052	(3,159)	(34.9)%

Corporate and other costs decreased $3.2 million to $5.9 million for the three months ended March 31, 2020, as compared to $9.1 million for the three months ended March 31, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Coronado Global Resources Inc. Form 10-Q March 31, 202029

Mining and operating costs for the Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Three Months Ended March 31, 2020
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	249,957	151,363	6,371	407,691
Less: Selling, general and administrative expense	—	—	(6,195)	(6,195)
Less: Depreciation, depletion and amortization	(19,769)	(25,357)	(176)	(45,302)
Total operating costs	230,188	126,006	—	356,194
Less: Other royalties	(19,961)	(4,337)	—	(24,298)
Less: Stanwell rebate	(32,628)	—	—	(32,628)
Less: Freight expenses	(37,337)	(5,044)	—	(42,381)
Less: Other non-mining costs	(2,118)	—	—	(2,118)
Total mining costs	138,144	116,625	—	254,769
Sales Volume excluding non-produced coal (MMt)	2.5	1.9	—	4.4
Mining cost per Mt sold ($)	54.3	60.5	—	56.8

	For Three Months Ended March 31, 2019
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	280,707	159,085	9,109	448,901
Less: Selling, general and administrative expense	(45)	—	(9,024)	(9,069)
Less: Depreciation, depletion and amortization	(19,290)	(20,396)	(85)	(39,771)
Total operating costs	261,372	138,688	—	400,060
Less: Other royalties	(37,892)	(6,456)	—	(44,348)
Less: Stanwell rebate	(48,827)	—	—	(48,827)
Less: Freight expenses	(35,558)	(1,769)	—	(37,327)
Total mining costs	139,095	130,463	—	269,558
Sales Volume excluding non-produced coal (MMt)	3.1	2.0	—	5.1
Mining cost per Mt sold ($)	45.5	66.7	—	53.8

Average realized Met coal revenue for the Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Three Months Ended March 31,
	($ in thousands)
	2020	2019	Change	%
Met sales volume (MMt)	3.7	4.0	(0.3)	(7.5)%
Met coal revenues ($)	372,283	546,826	(174,543)	(31.9)%
Average realized met price per Mt sold ($/Mt)	102.0	137.1	(35.1)	(25.6)%

Coronado Global Resources Inc. Form 10-Q March 31, 202030

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For Three Months Ended
	March 31,
	2020	2019
	(US $ thousands)
Reconciliation to Adjusted EBITDA:
Net (loss) income	(8,865)	96,820
Add: Depreciation, depletion and amortization	45,302	39,771
Add: Interest expense (net of income)	12,253	8,179
Add: Other foreign exchange gains	(5,559)	(3,714)
Add: Income tax expense	2,291	42,010
Adjusted EBITDA	45,422	183,066

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

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital and capital expenditure and debt service obligations. Based on our outlook for the next 12 months, which is subject to continued changing demand from our customers, volatility in coal prices and the uncertainty of impacts from the COVID-19 pandemic on the global economy, we believe expected cash generated from operations together with available borrowing facilities, will be sufficient to meet the needs of our existing operations and service our debt obligations.

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in this document and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020. Over time, we may seek additional funding from a range of sources to diversify our funding sources. In addition, continued disruption in credit markets, due to the ongoing COVID-19 pandemic or otherwise, may make it difficult for us to obtain financing on acceptable terms.

Liquidity as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	($ in thousands)
Cash, excluding restricted cash	18,191	26,302
Availability under Revolving Syndicate Facility Agreement	95,000	220,000
Total	113,191	246,302

Our total indebtedness as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	($ in thousands)
Current instalments of other financial liabilities and finance lease obligations	5,323	8,375
Interest bearing liabilities, excluding current instalments	455,000	330,000
Other financial liabilities, excluding current instalments	988	1,546
Total	461,311	339,921

Coronado Global Resources Inc. Form 10-Q March 31, 202031

Liquidity

As of March 31, 2020, available liquidity was $113.2 million comprising cash and cash equivalents of $18.2 million and $95.0 million of available borrowing facilities. As of December 31, 2019, available liquidity was $246.3 million comprising cash and cash equivalents of $26.3 million and $220.0 million of available borrowing facilities.

We believe our existing cash and cash equivalents, trade and related party receivables, internally generated funds and our credit facilities, described in Note 12 “Interest Bearing Liabilities” of Notes to unaudited Condensed Consolidated Financial Statements, are adequate to meet our operating needs over fiscal year 2020, subject to uncertainties related to the COVID-19 pandemic discussed above.

In light of the COVID-19 pandemic, the Company has taken several steps to further strengthen its financial position, and maintain financial liquidity and flexibility, including, reviewing operating and corporate expenditure, reducing capital expenditures and ensuring sufficient available liquidity under the revolving credit facilities.

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

At March 31, 2020, Facility A was fully utilized and Facility C had $105.0 million drawn, with $95.0 million of availability undrawn.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. Facility B is available for this purpose and as of March 31, 2020, we had issued multicurrency Bank Guarantees totaling A$68.8 million to satisfy these requirements, leaving A$61.2 million available under Facility B.

Secured Credit Facilities Terms

Interest Rate

Borrowings under our SFA bear interest at a floating rate which is either (i) LIBOR plus an applicable margin for US$ loans and (ii) Bank Bill Swap Bid Rate, or BBSY, bid plus an applicable margin for the A$ loan. The applicable margin for Facility A and C depends on the Net Debt to EBITDA ratio (as defined in the SFA).

Coronado Global Resources Inc. Form 10-Q March 31, 202032

Financial Covenants

Under the SFA we are required to comply with financial covenants, namely leverage ratio, interest coverage ratio, tangible net worth.

Each financial covenant is calculated with reference to the definitions contained in the SFA.

Dividend

During the three months to March 31, 2020 we paid $24.2 million of dividends to stockholders and CDI holders on the ASX.

Capital Requirements

Our main uses of cash have historically been and are expected to continue to be the funding of our operations, working capital and capital expenditure and the payment of interest and dividends.

Historical Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019, as reported in the accompanying consolidated financial statements:

Cash Flow

	For Three months ended March 31,
	2020	2019
	($ in thousands)
Net cash (used in) provided by operating activities	(59,987)	141,508
Net cash (used in) investing activities	(41,447)	(28,378)
Net cash provided by (used in) financing activities	97,291	(225,366)
Net change in cash and cash equivalents	(4,143)	(112,236)
Effect of exchange rate changes on cash and restricted cash	(3,967)	(351)
Cash and restricted cash at beginning of period	26,553	124,881
Cash and restricted cash at end of period	18,443	12,294

Operating activities

Net cash used in operating activities was $60.0 million for the three months ended March 31, 2020, and cash provided by operating activities was $141.5 million for the three months ended March 31, 2019. The decrease in cash from operating activities was primarily due to the decline in revenues in the period partially offset by lower operating costs.

Investing activities

Net cash used in investing activities was $41.5 million for the three months ended March 31, 2020, compared to $28.4 million for the three months ended March 31, 2019. Capital expenditure for the three months ended March 31, 2020 was $41.4 million, of which $5.9 million related to the Australian Operations and the remaining $35.5 million related to the U.S. Operations. Included in the capital expenditure for the U.S. Operations was an acquisition of new reserves of $6.0 million.

As a result of weak market conditions and the uncertainty surrounding the length and severity of the COVID-19 pandemic, we are focused on reducing our expected cost and capital expenditures for the remainder of fiscal year 2020.

Financing activities

Net cash provided by financing activities was $97.3 million for the three months ended March 31, 2020, compared to $225.4 million of net cash used in financing activities during the three months ended March 31, 2019. Included in the net cash provided in financing activities for the three months ended March 31, 2020, was proceeds from borrowings of $145.0, repayment of borrowings of $20.0 million, and $24.2 million for dividends paid to the shareholders of the Company.

Uses of cash from financing activities during the three months ended March 31, 2019 included $299.7 million for dividends paid to the shareholders of the Company and payments of contingent royalty consideration under the Value Share Mechanism of $7.0 million. The Company borrowed $84.0 million to fund the distribution to shareholders.

Coronado Global Resources Inc. Form 10-Q March 31, 202033

Contractual Obligations

There were no material changes to our contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020.

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

Our critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020.

Coronado Global Resources Inc. Form 10-Q March 31, 202034

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our activities expose us to a variety of financial risks, such as commodity price risk, interest rate risk, foreign currency risk, liquidity risk and credit risk. The overall risk management objective is to minimize potential adverse effects on our financial performance from those risks which are not coal price related.

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

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements in our U.S. Operations. In Australia, thermal coal is sold to Stanwell on a supply contract. See Item 1A. “Risk Factors—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations” in our Annual Report on Form 10-K filed with the SEC and ASX on February 24, 2020.

Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At March 31, 2020, there were $4.2 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $0.4 million. See item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control” in our Annual Report on Form 10-K filed with the SEC and ASX on February 24, 2020.

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

The fuel required for our U.S. Operations in fiscal year 2020 will be purchased under fixed-price contracts on a spot basis. For our Australian Operations, we have entered into forward derivative contracts to purchase 241.3 million liters of diesel fuel with respect to our fuel requirements at Curragh in 2020 and 2021. The fair value of the forward derivative contracts as of March 31, 2020 was a liability of $31.2 million.

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

As of March 31, 2020, we had $6.3 million of fixed-rate borrowings and $455.0 million of variable-rate borrowings outstanding. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity,” as of March 31, 2020, the drawn debt facility of $455.0 million incurred a variable interest rate of LIBOR or BBSY bid plus a margin. As of March 31, 2020, a 10% increase in the market interest rate on our variable-rate borrowings of $455.0 million would increase our annual interest expense by $0.6 million. We currently do not hedge against interest rate fluctuations.

Coronado Global Resources Inc. Form 10-Q March 31, 202035

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

The Company entered into forward exchange contracts to hedge a portion of its foreign currency exposure of the Curragh operations by selling US$ generated from export coal sales revenue at Curragh and purchasing A$ required to settle Curragh’s A$ operating costs. The fair value of the forward derivative contracts as of March 31, 2020 was a liability of $11.1 million.

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

For the unhedged portion of US$ required to purchase A$ to settle Curragh’s operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $17.7 million for the three months ended March 31, 2020.

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

We are also exposed to counterparty credit risk arising from our operating activities, primarily from trade receivables. Customers who wish to trade on credit terms are subject to credit verification procedures, including an assessment of their credit rating, financial position, past experience and industry reputation. We monitor the financial performance of counterparties on a routine basis to ensure credit thresholds are achieved. Where required, we will request additional credit support, such as letters of credit, to mitigate against credit risk. Credit risk is monitored regularly, and performance reports are provided to our management.

Coronado Global Resources Inc. Form 10-Q March 31, 202036

item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will not be required to submit a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm until our second annual report on Form 10-K, which will be for fiscal year 2020, in accordance with the transition period established by the rules of the SEC for newly registered companies.

Our Chief Executive Officer and Group Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at March 31, 2020, and the consolidated results of operations and cash flows for the three months period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202037

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 19. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020:

Our business, financial condition and results of operations have been, and will continue to be, adversely affected by the ongoing COVID-19 pandemic.

In December 2019, COVID-19 was reported to have emerged in Wuhan, China and subsequently spread to other countries, including the United States and Australia. The pandemic is a global health crisis that has significantly affected the economies of numerous countries. The full impact of COVID-19 is unknown and rapidly evolving.

Our business, financial condition, liquidity and results of operations have been, and will continue to be, adversely affected by the COVID-19 pandemic. For example, in response to the COVID-19 induced economic downturn in Europe, Brazil and the United States, effective March 30, 2020, we temporarily idled our U.S. Operations. Our profitability and the value of our coal reserves depend upon the prices we receive for our coal, which are largely dependent on prevailing market prices. Measures taken to address and limit the spread of the disease—such as stay-at-home orders, social distancing guidelines, and travel restrictions—have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for coal, as well as a widespread increase in unemployment that is expected to have a flow on impact of further reduction in demand and prices for coal. These conditions may lead to extreme volatility of coal prices, severely limited liquidity and credit availability and declining valuations of assets, which may adversely affect our business, financial condition, liquidity and results of operations.

Although it is not possible to predict the ultimate impact of COVID-19, including on our business, results of operations, cash flows or financial positions, such impacts that may be material include, but are not limited to: (i) lower demand for our coal, (ii) impacts of rapidly-changing governmental and public health directives to contain and combat the pandemic, (iii) increased credit risk, including the risk of nonpayment or insolvency from key customers, (iv) increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events, (v) delays and disruptions in the availability of and timely delivery of raw materials and equipment used in our operations, as well as increased costs for such materials and equipment, and (vi) hampering our ability to access funds from financial institutions and the capital markets.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to: coal prices; economic and market conditions; decreases in coal consumption; our reliance on several key customers, our ability to fund necessary capital expenditures; disruptions in the availability of mining and other industrial supplies; changes in purchasing patterns of our customers and their effects on our coal supply agreements; our ability to access the capital markets and obtain financing and insurance upon favorable terms; among others.

Any resulting medium to long term financial impact cannot be estimated reasonably at this time, but may materially affect our business, financial condition or results of operations. The extent to which COVID-19 affects our results is highly uncertain and will depend on future developments, including new information which may emerge concerning the severity of the pandemic and the response to contain it.

Coronado Global Resources Inc. Form 10-Q March 31, 202038

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

In accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), each operator of a coal or other mine in the United States is required to report certain mine safety results in its periodic reports filed with the SEC under the Exchange Act.

Information pertaining to mine safety matters is included in Exhibit 95.1 attached to this Quarterly Report on Form 10-Q. The disclosures reflect the United States mining operations only, as these requirements do not apply to our mines operated outside the United States.

ITEM 5. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-Q March 31, 202039

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit No.	Description of Document
3.1

Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Group Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________________

Coronado Global Resources Inc. Form 10-Q March 31, 202040

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc. (Registrant)

By:	/s/ Ayten Saridas
Ayten Saridas
Group Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: May 8, 2020

Coronado Global Resources Inc. Form 10-Q March 31, 202041