Form 10-Q
period 2020-06-30
Coronado Global Resources Inc.
filed 2020-08-10
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on July 31, 2020, including shares of common stock underlying CDIs, was 96,651,692.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) June 30, 2020	December 31, 2019
Current assets:
Cash and restricted cash		$36,324	$26,553
Trade receivables	6	116,110	133,297
Related party trade receivables	6	105,057	86,796
Income tax receivable		15,431	897
Inventories	7	138,624	162,170
Other current assets		46,831	44,109
Total current assets		458,377	453,822
Non-current assets:
Property, plant and equipment, net	8	1,532,736	1,632,788
Right of use asset – operating leases, net	11	23,313	62,566
Goodwill	9	28,008	28,008
Intangible assets, net	9	4,318	5,079
Deposits and reclamation bonds		12,152	12,227
Deferred income tax assets		27,586	2,852
Other non-current assets		14,819	17,512
Total assets		$2,101,309	$2,214,854
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$36,652	$64,392
Accrued expenses and other current liabilities	10	251,660	238,788
Income tax payable		27,328	29,760
Asset retirement obligations		9,955	10,064
Contingent royalty consideration	17	—	688
Contract obligations	14	35,225	36,935
Lease liabilities	11	11,984	29,685
Other current financial liabilities		13,268	5,894
Total current liabilities		386,072	416,206
Non-current liabilities:
Asset retirement obligations		126,129	121,710
Contract obligations	14	186,091	204,877
Deferred consideration liability	15	181,400	174,605
Interest bearing liabilities	13	441,000	330,000
Other financial liabilities		457	1,546
Lease liabilities	11	23,678	48,165
Contingent royalty consideration	17	—	855
Deferred income tax liabilities		59,552	47,973
Other non-current liabilities		5,003	976
Total liabilities		1,409,382	1,346,913
Common stock $0.01 par value; 1,000,000,000 shares authorized, 96,651,692 shares are issued and outstanding as of June 30, 2020 and December 31, 2019		967	967
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of June 30, 2020 and December 31, 2019		—	—
Additional paid-in capital		820,643	820,247
Accumulated other comprehensive loss	18	(74,258)	(45,206)
(Accumulated losses) retained earnings		(55,642)	91,712
Coronado Global Resources Inc. stockholders’ equity		691,710	867,720
Noncontrolling interest		217	221
Total stockholders’ equity		691,927	867,941
Total liabilities and stockholders’ equity		$2,101,309	$2,214,854
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20202

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three Months EndedJune 30,		Six Months EndedJune 30,
	Note	2020	2019	2020	2019
Revenues:
Coal revenues	3	$286,206	$495,385	$605,699	$919,329
Coal revenues from related parties	3, 6	9,000	135,305	89,118	293,158
Other revenues	3	9,142	11,767	18,849	21,848
Total revenues		304,348	642,457	713,666	1,234,335
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		224,459	264,137	481,345	533,696
Depreciation, depletion and amortization		41,547	45,508	86,849	85,279
Freight expenses		40,504	52,035	82,886	89,362
Stanwell rebate		24,787	45,847	57,415	94,674
Other royalties		19,157	49,073	43,455	93,422
Selling, general, and administrative expenses		7,158	9,242	13,353	18,311
Total costs and expenses		357,612	465,842	765,303	914,744
Operating income		(53,264)	176,615	(51,637)	319,591
Other income (expenses):
Interest expense, net		(12,064)	(9,087)	(24,318)	(17,264)
Impairment of assets	4	(63,111)	—	(63,111)	—
Other, net	5	(8,537)	(2,989)	(4,485)	1,042
Total other income (expense), net		(83,712)	(12,076)	(91,914)	(16,222)
(Loss) income before tax		(136,976)	164,539	(143,551)	303,369
Income tax benefit (expense)	12	22,646	(47,033)	20,355	(89,043)
Net (loss) income		(114,330)	117,506	(123,196)	214,326
Less: Net loss attributable to noncontrolling interest		(2)	(4)	(4)	(4)
Net (loss) income attributable to Coronado Global Resources Inc.		$(114,328)	$117,510	$(123,192)	$214,330
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	18	39,161	(508)	(14,406)	(1,066)
Net gain (loss) on cash flow hedges, net of tax	18	19,546	894	(14,646)	6,473
Total other comprehensive income (loss)		58,707	386	(29,052)	5,407
Total comprehensive (loss) income		(55,623)	117,892	(152,248)	219,733
Less: Net loss attributable to noncontrolling interest		(2)	(4)	(4)	(4)
Total comprehensive (loss) income attributable to Coronado Global Resources Inc.		$(55,621)	$117,896	$(152,244)	$219,737

(Loss) earnings per share of common stock
Basic	16	(1.18)	1.22	(1.27)	2.22
Diluted	16	(1.18)	1.22	(1.27)	2.22

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20203

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

	Common stock		Preferred stock		Additional	Accumulated other	(Accumulated		Total
					paid in	comprehensive	losses) Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	loss	earnings	interest	equity
Balance December 31, 2019	$96,651,692	967	1	—	820,247	(45,206)	91,712	221	867,941
Net loss	—	—	—	—	—	—	(8,863)	(2)	(8,865)
Other comprehensive loss (net of $13,781 tax)	—	—	—	—	—	(87,759)	—	—	(87,759)
Total comprehensive loss	—	—	—	—	—	(87,759)	(8,863)	(2)	(96,624)
Share-based compensation for equity classified awards	—	—	—	—	148	—	—	—	148
Dividends paid	—	—	—	—	—	—	(24,163)	—	(24,163)
Balance March 31, 2020	$96,651,692	967	1	—	820,395	(132,965)	58,686	219	747,302
Net loss	—	—	—	—	—	—	(114,328)	(2)	(114,330)
Other comprehensive income (net of $6,534 tax)	—	—	—	—	—	58,707	—	—	58,707
Total comprehensive income (loss)	—	—	—	—	—	58,707	(114,328)	(2)	(55,623)
Share-based compensation for equity classified awards	—	—	—	—	248	—	—	—	248
Balance June 30, 2020	$96,651,692	967	1	—	820,643	(74,258)	(55,642)	217	691,927

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	loss	earnings	interest	equity
Balance December 31, 2018	$96,651,692	967	1	—	1,107,948	(49,609)	194,220	282	1,253,808
Net income	—	—	—	—	—	—	96,820	—	96,820
Other comprehensive income (net of $2,391 tax)	—	—	—	—	—	5,021	—	—	5,021
Total comprehensive income	—	—	—	—	—	5,021	96,820	—	101,841
Dividends paid	—	—	—	—	—	—	(299,682)	—	(299,682)
Balance March 31, 2019	$96,651,692	967	1	—	1,107,948	(44,588)	(8,642)	282	1,055,967
Net income (loss)	—	—	—	—	—	—	117,510	(4)	117,506
Other comprehensive income (net of $383 tax)	—	—	—	—	—	386	—	—	386
Total comprehensive income (loss)	—	—	—	—	—	386	117,510	(4)	117,892
Share-based compensation for equity classified awards	—	—	—	—	93	—	—	—	93
Balance June 30, 2019	$96,651,692	967	1	—	1,108,041	(44,202)	108,868	278	1,173,952

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20204

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(123,196)	$214,326
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	86,849	85,404
Impairment of assets	63,111	—
Amortization of right of use asset - operating leases	9,387	10,394
Amortization of deferred financing costs	2,751	2,060
Non-cash interest expense	10,266	9,711
Amortization of contract obligations	(14,794)	(17,550)
Loss on disposal of property, plant and equipment	208	39
Decrease in contingent royalty consideration	(1,543)	(7,143)
Gain on operating lease derecognition	(1,180)	—
Equity-based compensation expense	396	93
Deferred income taxes	(6,302)	17,026
Reclamation of asset retirement obligations	(1,574)	(2,552)
Change in estimate of asset retirement obligation	—	(125)
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	(6,223)	(23,105)
Inventories	21,133	(34,562)
Other current assets	5,425	(2,287)
Accounts payable	(27,984)	(1,832)
Accrued expenses and other current liabilities	3,938	15,585
Operating lease liabilities	(10,374)	(11,073)
Change in other liabilities	(17,930)	46,807
Net cash (used in) provided by operating activities	(7,636)	301,216
Cash flows from investing activities:
Capital expenditures	(61,927)	(66,430)
Purchase of deposits and reclamation bonds	(51)	(906)
Redemption of deposits and reclamation bonds	125	—
Net cash used in investing activities	(61,853)	(67,336)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities, net of debt discount	145,000	109,008
Debt issuance costs and other financing costs	(2,423)	—
Principal payments on interest bearing liabilities and other financial liabilities	(39,515)	(108,073)
Principal payments on finance and capital lease obligations	(642)	(686)
Payment of contingent purchase consideration	—	(12,712)
Dividends paid	(24,162)	(299,682)
Net cash provided by (used in) financing activities	78,258	(312,145)
Net decrease in cash and restricted cash	8,769	(78,265)
Effect of exchange rate changes on cash and restricted cash	1,002	(365)
Cash and restricted cash at beginning of period	26,553	124,881
Cash and restricted cash at end of period	$36,324	$46,251
Supplemental disclosure of cash flow information:
Cash payments for interest	$10,981	$1,148
Cash paid for taxes	$2,029	$35,873
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20205

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

The interim unaudited condensed consolidated financial statements are presented in U.S. dollars, unless otherwise stated. They include the accounts of Coronado Global Resources Inc. and its affiliates. References to “US$” or “USD” are references to U.S. dollars. References to “A$” or “AUD” are references to Australian dollars, the lawful currency of the Commonwealth of Australia. The Company, or Coronado, are used interchangeably to refer to Coronado Global Resources Inc. and its subsidiaries, or to Coronado Global Resources Inc., as appropriate to the context. Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2019 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2020.

COVID-19

The COVID-19 global pandemic has continued to result in a challenging working environment which has significantly impacted the demand and price for metallurgical coal. Authorities in many countries around the world have implemented numerous and varying measures to reduce the spread and limit the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, business shutdowns and closures. Many countries have also commenced implementing multi-stage policies with the goal of re-opening markets and boosting economic activity. These measures have impacted and will continue to impact our mining operations, our customers, employees, suppliers and other third parties with whom we do business. The U.S. and Australia, where our mining operations are located, are in varying stages of restrictions and re-opening in response to COVID-19. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand for metallurgical coal, increases in operating costs or impacts to our supply chain, and whether measures will result in port closures or border restrictions, each or all of which can impact our ability to produce and sell our coal.

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. The Company formed a COVID-19 taskforce spanning its Australian and U.S. operations and proactively enacted stringent preventative measures to ensure the safety and well-being of employees and contractors during the pandemic. These procedures include increased screenings of employees as they arrive at the workplace as well as strict adherence to hygiene and social distancing guidelines while at work.

Coronado Global Resources Inc. Form 10-Q June 30, 20206

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our U.S. Operations were idled in April and May 2020 due to the COVID-19 induced economic downturn and decline in demand from customers in Europe, Brazil and the U.S. While the mines were idled, the Company continued to make shipments to its customers from existing inventories which allowed the Company to meet all customer commitments. On June 1, 2020, the Company resumed operations at the Buchanan and Logan mines. Whilst production at these mines has been reduced in response to lower temporary demand, both mines are operationally well positioned to increase production quickly in the event demand increases rapidly. The Greenbrier mine remains idle and the Company will continue to monitor market developments to evaluate the duration for which the mine will remain idle. Subsequent to June 30, 2020 we have had a small number of our workforce at our U.S Operations who tested positive for the virus. We have taken all necessary steps to isolate the affected workers and protect the remaining workforce. To date these efforts have not adversely affected our production.

The global economic slowdown resulting from the effects of COVID-19 has sharply reduced the demand for steel in all markets except for China, where steel production remained elevated during the second quarter of 2020. In Australia, our sales profile has adjusted accordingly, with an increase in deliveries to the Chinese market in the quarter. Overall, the supply and demand constraints in respect of the global impacts of COVID-19 on our Australian Operations has been limited due to the unique position of the Curragh mine as a strategic supplier of ‘base load’ metallurgical coal for coke blends. While global demand remains uncertain, there are promising signs of recovery in Asia Pacific demand.

In response to the global impacts of COVID-19 on the demand for steel and the resulting impact on the price and demand for metallurgical coal, the Company has taken steps to safeguard its operations, strengthen its balance sheet and increase liquidity by reducing capital expenditures and managing operating costs in a disciplined manner. As of June 30, 2020, the Company reduced its net debt by $31.8 million to $404.9 million since March 31, 2020, and had $109.0 million undrawn and available under the Syndicated Facility Agreement, or SFA, subject to a liquidity buffer of $50.0 million, and cash balances (excluding restricted cash) of $36.1 million. See Note 13 “Interest Bearing Liabilities”.

As the COVID-19 pandemic continues to evolve, the Company cannot currently predict the extent of this pandemic, which could have a material adverse impact to its business, results of operations, financial condition and ability to comply with financial covenants under the SFA.

2. Summary of Significant Accounting Policies

Please see Note 2 “Summary of Significant Accounting Policies” contained in the audited consolidated financial statements for the year ended December 31, 2019 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February 24, 2020.

(a) Newly Adopted Accounting Standards

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

Coronado Global Resources Inc. Form 10-Q June 30, 20207

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include but are not limited to: a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; and a significant restructuring charge within a reporting unit. If a quantitative assessment is determined to be necessary, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds its fair value to the extent of the amount of goodwill allocated to that reporting unit.

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

Factors affecting and differentiating the financial performance of each of these two reporting segments generally include coal quality, geology, and coal marketing opportunities, mining and transportation methods and regulatory issues. This is the basis on which internal financial and operational reports are currently prepared and provided to the CODM and reflects how the CODM manages performance and determines the allocation of resources within the Company. The Company believes this method of segment reporting reflects both the way its business segments are currently managed and the way the performance of each segment is evaluated. Comparative disclosures have been restated to a consistent basis.

The CODM uses Adjusted EBITDA as the primary metric to measure each segment’s operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with U.S. GAAP. Investors should be aware that the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled financial measures used by other companies.

Coronado Global Resources Inc. Form 10-Q June 30, 20208

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adjusted EBITDA is defined as earnings before interest, tax, depreciation, depletion and amortization and other foreign exchange losses. Adjusted EBITDA is also adjusted for certain discrete items that management exclude in analyzing each of our segments’ operating performance. “Other and corporate” relates to additional financial information for the corporate function such as accounting, treasury, legal, human resources, compliance, and tax. As such, the corporate function is not determined to be a reportable segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financials.

Reportable segment results as of and for the three and six months ended June 30, 2020 and 2019 are presented below:

	Australia	United States	Other and Corporate	Total
	($ thousands)
Three months ended June 30, 2020
Total revenues	228,410	75,938	—	304,348
Adjusted EBITDA	(6,804)	3,490	(7,163)	(10,477)
Net loss	(16,933)	(74,006)	(23,391)	(114,330)
Total assets	1,043,222	975,045	83,042	2,101,309
Capital expenditures (1)	13,535	6,396	578	20,509

Three months ended June 30, 2019
Total revenues	412,810	229,647	—	642,457
Adjusted EBITDA	151,561	79,642	(8,912)	222,291
Net income (loss)	91,024	40,609	(14,127)	117,506
Total assets	1,182,652	972,193	63,638	2,218,483
Capital expenditures (1)	9,341	27,426	—	36,767

Six Months Ended June 30, 2020
Total revenues	473,555	240,111	—	713,666
Adjusted EBITDA	6,260	41,740	(13,056)	34,944
Net loss	(22,900)	(64,877)	(35,419)	(123,196)
Total assets	1,043,222	975,045	83,042	2,101,309
Capital expenditures (1)	18,804	41,917	1,206	61,927

Six Months Ended June 30, 2019
Total revenues	794,182	440,153	—	1,234,335
Adjusted EBITDA	271,709	151,611	(17,965)	405,355
Net income (loss)	159,758	77,409	(22,841)	214,326
Total assets	1,182,652	972,193	63,638	2,218,483
Capital expenditures (1)	15,431	50,996	3	66,430

(1) Capital expenditures includes financing fees incurred through other financial liabilities for the purchase of certain equipment.

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(US$ thousands)		(US$ thousands)
Net (loss) income	$(114,330)	$117,506	$(123,196)	$214,326
Depreciation, depletion and amortization	41,547	45,508	86,849	85,279
Interest expense (net of income)	12,064	9,087	24,318	17,264
Other foreign exchange losses (gains)	9,777	3,157	4,217	(557)
Income tax (benefit) expense	(22,646)	47,033	(20,355)	89,043
Impairment of assets	63,111	—	63,111	—
Consolidated adjusted EBITDA	$(10,477)	$222,291	$34,944	$405,355

Coronado Global Resources Inc. Form 10-Q June 30, 20209

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s reportable segments, as the company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Three months ended June 30, 2020
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups:
Metallurgical coal	194,909	74,839	—	269,748
Thermal coal	25,041	417	—	25,458
Total coal revenue	219,950	75,256	—	295,206
Other(1)	8,460	682	—	9,142
Total	228,410	75,938	—	304,348

	Three months ended June 30, 2019
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups:
Metallurgical coal	377,016	211,656	—	588,672
Thermal coal	26,687	15,331	—	42,018
Total coal revenue	403,703	226,987	—	630,690
Other(1)	9,107	2,660	—	11,767
Total	412,810	229,647	—	642,457

	Six months ended June 30, 2020
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	407,831	234,198	—	642,029
Thermal coal	50,650	2,138	—	52,788
Total coal revenue	458,481	236,336	—	694,817
Other(1)	15,074	3,775	—	18,849
Total	473,555	240,111	—	713,666

	Six months ended June 30, 2019
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	727,964	407,535	—	1,135,499
Thermal coal	47,978	29,010	—	76,988
Total coal revenue	775,942	436,545	—	1,212,487
Other(1)	18,240	3,608	—	21,848
Total	794,182	440,153	—	1,234,335

(1) Other revenue for Curragh includes the amortization of the Stanwell non-market coal supply contract obligation liability.

Coronado Global Resources Inc. Form 10-Q June 30, 202010

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Impairment of assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted pre-tax cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted pre-tax cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recognized for property, plant and equipment or amortizing intangible assets for the years ended December 31, 2019 and 2018.

The following costs are reflected in “Impairment of Assets” in the unaudited Consolidated Statement of Operations and Other Comprehensive income for the three and six months ended June 30, 2020:

Reportable Segment
(US$ thousands)	United States
Property, plant and equipment, net	$62,481
Right of use asset – operating leases, net	10
Intangible assets, net	620
Total	$63,111

The Company generally does not view short-term declines in metallurgical coal prices in the markets in which it sells its products as a singular indicator of impairment. However, due to the decline in metallurgical coal prices during the six months ended June 30, 2020, the resulting impact on business conditions from COVID-19 and the idling of the Greenbrier mine for an undetermined period, there were indications that the carrying value of the Greenbrier mining asset, in the U.S., exceeded its fair value. The Company performed an impairment assessment in accordance with the rules of ASC 360 – Property, Plant and Equipment, and determined an impairment charge of $63.1 million reducing the carrying value of Greenbrier’s long-lived assets to approximately $50.0 million as at June 30, 2020. The fair value of the Greenbrier mining asset was derived using Level 3 inputs and was primarily driven by estimates of future cash flows based on a combination of historical results adjusted to reflect the Company’s best estimate of future market and operating conditions, including its current life of mine plan, and reserve multiple valuation. The Company concluded that no indicators of impairment or requisite charges were required at any of the Company’s other mining assets as at June 30, 2020.

5. Expenses

Other, Net

	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(US$ thousands)		(US$ thousands)
Other foreign exchange (losses) gains	(9,777)	(3,157)	(4,217)	557
Other income (expenses)	1,240	168	(268)	485
Total Other, net	$(8,537)	$(2,989)	$(4,485)	$1,042

Coronado Global Resources Inc. Form 10-Q June 30, 202011

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Trade and related party receivables

The Company extends trade credit to its customers in the ordinary course of business. Trade receivables and related party receivables are recorded initially at fair value and subsequently at amortized cost, less any Expected Credit Losses, or ECL. Trade receivables from provisionally priced sales are carried at fair value to profit or loss.

For trade and related party receivables carried at amortized cost, the Company determines ECL on a forward-looking basis. The amount or ECL is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. The Company recognizes the lifetime ECL. The ECL is estimated based on the Company’s historic credit loss experience, adjusted for factors that are specific to the financial asset, general economic conditions, financial asset type, term and an assessment of both the current as well as forecast conditions at the reporting date, modified for credit enhancements such as letters of credit obtained. To measure ECL, trade and related party receivables have been grouped based on shared credit risk characteristics and the days past due.

The Company considers an event of default has occurred when a financial asset is significantly past due or other factors indicate that the debtor is unlikely to pay amounts owed to the Company. A financial asset is credit impaired when there is evidence that the counterparty is in significant financial difficulty or a breach of contract, such as default or past due event has occurred. The Company writes off a financial asset when there is information indicating there is no realistic prospect of recovery of the asset from the counterparty. The amount of the impairment loss is recognized in the consolidated statement of operations and other comprehensive income within “other, net”. Subsequent recoveries of amounts previously written off are credit against “other, net” in the consolidated statement of operations and other comprehensive income.

(US$ thousands)	June 30, 2020	December 31,2019
Trade receivables - at amortized cost	$82,303	$118,572
Trade receivables - at fair value	33,807	14,725
Total trade receivables	116,110	133,297
Related party receivables - at amortized cost	105,057	86,796
Total trade and related party receivables	$221,167	$220,093

No provision has been recognized on the ECL on trade and related party receivables as at June 30, 2020. The Company has not recognised any bad debt expense from trading counterparties in the three and six months ended June 30, 2020 and 2019.

Related party receivables - Xcoal

During the three and six months ended June 30, 2020, the Company sold coal to Xcoal Energy and Resources, or Xcoal, an entity associated with Non-Executive director, Mr. Ernie Thrasher. Revenues from Xcoal of $9.0 million and $135.3 million, respectively, are recorded as “Coal revenues from related parties” in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2020 and 2019. Revenues from Xcoal of $89.1 million and $293.2 million, respectively, are recorded as coal revenues in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2020 and 2019. During the three and six months ended June 30, 2020, the Company purchased coal from Xcoal totalling $7.9 million and the corresponding payable was offset against trade receivables from Xcoal. The cost of purchasing coal from Xcoal is recorded within “Cost of coal revenues” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

At June 30, 2020, amounts due from Xcoal in respect of coal sales were $105.1 million. At December 31, 2019, amounts due from Xcoal in respect of coal sales were $86.8 million.

Coronado Global Resources Inc. Form 10-Q June 30, 202012

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Inventories

(US$ thousands)	June 30, 2020	December 31,2019
Raw coal	$25,765	$41,127
Saleable coal	54,713	63,006
Total coal inventories	80,478	104,133
Supplies inventory	58,146	58,037
Total inventories	$138,624	$162,170

8.Property, Plant and Equipment

(US$ thousands)	June 30, 2020	December 31,2019
Land	$26,747	$27,037
Buildings and improvements	80,867	80,658
Plant, machinery, mining equipment and transportation vehicles	938,537	896,392
Mineral rights and reserves	413,755	464,710
Office and computer equipment	5,223	3,977
Mine development	503,430	497,439
Asset retirement obligation asset	76,737	81,520
Construction in process	44,100	80,646
	2,089,396	2,132,379
Less accumulated depreciation, depletion and amortization	556,660	499,591
Net property, plant and equipment	$1,532,736	$1,632,788

9.Goodwill and Other Intangible Assets

(a) Acquired Intangible Assets

	June 30, 2020
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Logan	15	1,642	795	847
Mining permits - Buchanan	28	4,000	529	3,471
Total intangible assets		$5,642	$1,324	$4,318

	December 31, 2019
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$840	$660
Mining permits - Logan	15	1,642	756	886
Mining permits - Buchanan	28	4,000	467	3,533
Total intangible assets		$7,142	$2,063	$5,079

Amortization expense is charged using the straight-line method over the useful lives of the respective intangible asset. The aggregate amount of amortization expense for amortizing intangible assets for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. The aggregate amount of amortization expense for amortizing intangible assets for the six months ended June 30, 2020 and 2019 was $0.2 million and $0.2 million, respectively.

Mining permit intangible asset relating to Greenbrier with a carrying value of $0.6 million was fully impaired as at June 30, 2020. Refer to Note 4 “Impairment of assets” for further disclosure.

Coronado Global Resources Inc. Form 10-Q June 30, 202013

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) Goodwill

In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. The balance of goodwill as at both June 30, 2020 and December 31, 2019 was $28.0 million.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(US$ thousands)	June 30, 2020	December 31,2019
Wages and employee benefits	$52,309	$61,008
Taxes other than income taxes	6,623	3,899
Accrued royalties	37,841	43,468
Accrued freight costs	30,248	30,416
Accrued mining fees	65,162	49,027
Cash flow hedge derivative liability	16,045	—
Acquisition related accruals	29,511	30,190
Other liabilities	13,921	20,780
Total accrued expenses and other current liabilities	$251,660	$238,788

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $29.5 million (A$43.0 million). This amount was outstanding as at June 30, 2020 and December 31, 2019 pending assessment by the Office of State Revenue in Queensland, Australia.

11.Leases

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

Information related to Company’s right-of use assets and related lease liabilities are as follows:

	Three Months Ended		Six Months Ended
(US$ thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease costs	$3,071	$6,378	$11,350	$12,861
Cash paid for operating lease liabilities	2,862	4,049	10,374	11,073

Finance lease costs:
Amortization of right of use assets	627	628	999	1,221
Interest on lease liabilities	32	52	69	108
Total finance lease costs	$659	$680	$1,068	$1,329

Coronado Global Resources Inc. Form 10-Q June 30, 202014

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ thousands)	June 30, 2020	December 31,2019
Operating leases:
Operating lease right-of-use assets	$23,313	$62,566

Finance leases:
Property and equipment	7,881	7,881
Accumulated depreciation	(6,143)	(5,144)
Property and equipment, net	1,738	2,737

Current operating lease obligations	10,146	27,204
Operating lease liabilities, less current portion	23,678	48,165
Total operating lease liabilities	33,824	75,369

Current finance lease obligations	1,838	2,481

Total Lease liability	$35,662	$77,850

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term (Years)
Weighted average remaining lease term – finance leases	0.18	0.67
Weighted average remaining lease term – operating leases	3.62	2.89

Weighted Average Discount Rate
Weighted discount rate – finance lease	6.25%	6.25%
Weighted discount rate – operating lease	7.94%	8.00%

The Company’s operating leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the terms deemed reasonable to exercise. Maturities of lease liabilities as at June 30, 2020, are as follows:

(US$ thousands)	Operating Lease	Finance Lease
Year ending December 31,
2020	$7,532	$1,857
2021	9,085	—
2022	8,911	—
2023	9,196	—
2024	2,897	—
Thereafter	1,594	—
Total lease payments	39,215	1,857
Less imputed interest	(5,391)	(19)
Total lease liability	$33,824	$1,838

12.Income Taxes

For the six months ended June 30, 2020 and 2019, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2020 estimated annual effective tax rate, including discrete items, is 14.2%. The Company had an income tax benefit of $20.4 million for the six months ended June 30, 2020, comprising a discrete income tax expense of $1.0 million and income tax benefit of $21.4 million based on a loss before tax of $143.6 million.

Income tax expense of $89.0 million for the six months ended June 30, 2019 was calculated based on an estimated annual effective tax rate of 29.4% for the period.

Coronado Global Resources Inc. Form 10-Q June 30, 202015

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company had $14.2 million of unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States and its various states, as well as Australia and its various localities. In the United States and Australia, the first tax return was lodged for the year ended December 31, 2018.

On March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, to provide certain relief as a result of the COVID-19 outbreak. The CARES Act (PL 116-136), allows for a five-year carryback for losses arising in tax years beginning in 2018, 2019 and 2020.

As there was U.S. taxable income in tax years 2018 and 2019, there is an opportunity to carryback the 2020 losses in order to receive a refund of taxes assessed in these tax years of approximately $16.7 million. By virtue of carrying back net operating losses, there will be no longer an opportunity to utilize foreign tax credits in these tax years.

13.Interest Bearing Liabilities

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

Due to the global impacts of COVID-19 on the demand and pricing for metallurgical coal and the resulting uncertainties associated with the pandemic, on May 25, 2020, the Company entered into an agreement with its lenders in the SFA to waive compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021, or the waiver period. A breach of these financial covenants at the end of, or after, the waiver period will constitute an event of default under the SFA and all amounts outstanding at that point may become due and payable. The terms of the SFA will revert to the originally agreed terms at the end of the waiver period.

As at June 30, 2020 the Company met its financial covenants and other undertakings under the SFA. The Company is pursuing a number of strategic initiatives to strengthen its liquidity and is actively engaged with its Lenders in relation to the extension of the waiver, referred to above, beyond February 28, 2021. These steps are expected to ensure the continuing availability of the SFA beyond February 28, 2021.

During the six months ended June 30, 2020, the Company borrowed a total amount of $145.0 million under the SFA for working capital and corporate purposes. Repayments of $34.0 million were made during the six months ended June 30, 2020.

The total interest bearing liabilities outstanding under the SFA was $441.0 million and $ 330.0 million as at June 30, 2020 and December 31, 2019, respectively.

14.Contract Obligations

The following is a summary of the contract obligations as of June 30, 2020:

(US$ thousands)	Current	Non-current	Total
Coal leases contract liability	$843	$21,021	$21,864
Stanwell below market coal supply agreement	34,382	165,070	199,452
	$35,225	$186,091	$221,316

The following is a summary of the contract obligations as of December 31, 2019:

(US$ thousands)	Current	Non-current	Total
Coal leases contract liability	843	21,312	22,155
Stanwell below market coal supply agreement	36,092	183,565	219,657
	$36,935	$204,877	$241,812

Coronado Global Resources Inc. Form 10-Q June 30, 202016

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Deferred Consideration Liability

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

(US$ thousands)	June 30, 2020	December 31,2019
Stanwell Reserved Area deferred consideration	$181,400	$174,605
	$181,400	$174,605

16. Earnings per Share

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
(US$ thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net (loss) income	$(114,330)	$117,506	$(123,196)	$214,326
Less: Net loss attributable to Non-controlling interest	(2)	(4)	(4)	(4)
Net (loss) income attributable to Company stockholders	$(114,328)	$117,510	$(123,192)	$214,330

Denominator (in thousands):
Weighted-average shares of common stock outstanding	96,652	96,652	96,652	96,652
Effects of dilutive shares	—	3	-	4
Weighted average diluted shares of common stock outstanding	96,652	96,655	96,652	96,656
Earnings Per Share (US$):
Basic	(1.18)	1.22	(1.27)	2.22
Dilutive	(1.18)	1.22	(1.27)	2.22

17.Derivatives and Fair Value Measurement

(a) Derivatives

The Company may use derivative financial instruments to manage its financial risks in the normal course of operations, including foreign currency risks, commodity price risk related to purchase of raw materials (such as gas or diesel) and interest rate risk. Derivatives for speculative purposes are strictly prohibited under the Treasury Risk Management Policy approved by the Board of Directors.

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

Forward fuel contracts

In 2019, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel that is used, or expects to use, at its operations in Australia, or Australian Operations, during 2020. During the six month period ended June 30, 2020, the Company entered into additional derivative contracts in relation to diesel fuel that it expects to consume at its

Coronado Global Resources Inc. Form 10-Q June 30, 202017

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Australian Operations during 2021. The aggregate notional amount for all outstanding forward diesel fuel derivative contracts designated as cash flow hedges were $82.2 million at June 30, 2020.

Unrealized losses, net of tax, recognized in “Accumulated other comprehensive income/(loss)” as at June 30, 2020, are expected to be recognized into “Cost of coal revenues” in the Unaudited Condensed Statements of Operations and Comprehensive Income, $16.0 million within the next 12 months and $4.1 million within 6 months thereafter, when the hedged transaction impacts income. Refer to Note 18 “Other comprehensive loss” for further disclosure.

Forward foreign currency contracts

The Australian Operations utilize the cash it generates from its US$ denominated coal sales revenue to fund its operating costs, which are predominantly in A$. The Company enters into forward foreign currency contracts to hedge its foreign exchange exposure on a portion of the US$ denominated coal sales revenue at Curragh, whose functional currency is A$.

The aggregated notional amount of the outstanding forward foreign currency derivative contracts designated as cash flow hedges were $57.5 million as at June 30, 2020. The unrealized loss of $0.1 million, net of tax, recognized in “Accumulated other comprehensive income/(loss)” at June 30, 2020, is expected to be recognized into “Coal revenues” in the Unaudited Condensed Statements of Operations and Comprehensive Income within the next 6 months, when the hedged transaction impacts income. Refer to Note 18 “Other comprehensive loss” for further disclosure.

During the six month period ended June 30, 2020, the Company entered into additional forward foreign currency derivative contracts to manage its exposure to US$ at the Australian Operations. The aggregate notional amount for the outstanding forward foreign currency derivative contracts was $55.1 million at June 30, 2020. The unrealized gain of $1.4 million, net of tax, was recognized in “Other, net” in the Unaudited Condensed Statements of Operations and Comprehensive Income.

The fair value of foreign currency and diesel fuel derivatives reflected in the accompanying unaudited Condensed Consolidated Balance Sheet are set forth in the table below:

		June 30, 2020		December 31, 2019
(US$ thousands)	Classification	Derivative asset	Derivative liability	Derivative asset	Derivative liability
Forward fuel contracts	Other current assets	—	—	3,180	—
	Other current liabilities	—	15,991	—	—
	Other non-current liabilities	—	4,106	—	—

Forward foreign currency contracts	Other current assets	1,510	—	953	—
	Other current liabilities	—	54	—	—

		1,510	20,151	4,133	—

The following table presents our details of foreign currency and diesel fuel outstanding contracts:

	June 30, 2020			December 31, 2019
(in thousands)	Notional amount (thousands)	Unit of measure	Varying maturity dates	Notional amount (thousands)	Unit of measure	Varying maturity dates
Forward fuel contracts	199,636	Liters	July 2020 - December 2021	121,957	Liters	January 2020 – December 2020

Forward foreign currency contracts	112,632	US$	July 2020 - December 2020	24,300	US$	January 2020 – March 2020

(b) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that will be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values of financial instruments involve uncertainty and cannot be determined with precision.

Coronado Global Resources Inc. Form 10-Q June 30, 202018

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Instruments Measured on a Recurring Basis

As of June 30, 2020, the Company has the following liabilities that are required to be measured at fair value on a recurring basis:

• Forward commodity contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

• Foreign currency forward contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

• Contingent royalty: fair value is determined using the Black-Scholes option pricing formula (Level 3)

The following tables set forth the hierarchy of the Company’s net financial liabilities positions for which fair value is measured on a recurring basis as of June 30, 2020:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$(20,097)	$—	$(20,097)
Forward foreign currency contracts	—	1,456	—	1,456
	$—	$(18,641)	$—	$(18,641)

The Company’s net financial liability positions for which fair value is measured on a recurring basis as of December 31, 2019 was as follows:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$3,180	$—	$3,180
Forward foreign currency contracts	—	953	—	953
Contingent royalty	—	—	(1,543)	(1,543)
	$—	$4,133	$(1,543)	$2,590

Coronado Global Resources Inc. Form 10-Q June 30, 202019

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Royalty Consideration

Key assumptions in the valuation include the gross sales price forecast, export volume forecast, volatility, the risk-free rate, and credit-spread of the Company.

Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands)	Fair value at June 30, 2020	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability	$—	Projected cash flows	Gross sales price forecast per ton	$67.1 to $105.2 ($81.7)
			Export volume forecast (000’s)	1,816 tons over 9 months

Given the remaining period of the Contingent Royalty obligation is short-term, the valuation technique has been changed from Black-Scholes Option model to projected cash flows.

As a result of the decline in market coal price and the increase of the agreed floor price as the agreement reaches maturity, the Company's projected cash flows resulted in no Contingent royalty liability as at June 30, 2020.

Value Share Mechanism

As part of the acquisition of Curragh on March 29, 2018, the Company agreed to pay a 25% royalty to the seller on sales from metallurgical coal mined at Curragh over a two-year period in the form of a Value Share Mechanism, or VSM. The VSM expired in March 2020. There were no VSM payments during the six months period ended June 30, 2020.

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of June 30, 2020 and December 31, 2019:

• Cash and restricted cash, accounts receivable, accounts payable, accrued expenses, lease liabilities and other current financial liabilities: The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets approximate fair value due to the short maturity of these instruments.

• Deposits and reclamation bonds, lease liabilities, interest bearing liabilities and other financial liabilities: The fair values approximate the carrying values reported in the unaudited Condensed Consolidated Balance Sheets.

18. Other Comprehensive Income

Accumulated other comprehensive loss consisted of the following at June 30, 2020:

		Net unrealized gain (loss)
(US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Cash flow foreign currency hedges	Total
Balance at December 31, 2019	(48,265)	2,378	681	(45,206)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income (loss) before reclassifications	(14,406)	(30,796)	(4,355)	(49,557)
Loss reclassified from accumulated other comprehensive income (loss)	—	9,809	3,449	13,258
Tax effects	—	6,983	264	7,247
Total net current-period other comprehensive loss	(14,406)	(14,004)	(642)	(29,052)
Balance at June 30, 2020	(62,671)	(11,626)	39	(74,258)

Coronado Global Resources Inc. Form 10-Q June 30, 202020

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2020	3,450
2021	5,373
2022	5,208
2023	5,133
2024	5,010
Thereafter	25,465
Total	49,639

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of June 30, 2020, purchase commitments for capital expenditures were $25.9 million, all of which is obligated within the next 12 months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years. In the U.S., the Company typically negotiates its rail and coal terminal access on an annual basis. As of June 30, 2020, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.5 billion, of which approximately $101.2 million is obligated within the next year.

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

Facility B of the SFA provides A$130 million for issuing multicurrency bank guarantees. At June 30, 2020, Facility B of the SFA had been utilized to issue A$68.9 million of bank guarantees on behalf of the Company.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation and workers’ compensation obligations. The Company can also use bank letters of credit to collateralize certain obligations. As of June 30, 2020, the Company had outstanding surety bonds of $40.0 million, to secure various obligations and commitments.

Curragh is a co-appellant to proceedings in the Queensland Supreme Court brought by Aurizon. Aurizon’s claim relates to costs relating to the co-defendants’ use of the Wiggins Island Coal Export Terminal Pty Ltd, or WICET, rail links, in particular, whether the “First Milestone Target Date”, which triggers certain “WIRP Fee” payments under the Wiggins Island Rail Project Deed, or WIRP Deed, has been achieved. The trial for this matter concluded in September 2018 and judgement was delivered by the Supreme Court in July 2019. Ultimately, Aurizon was successful in that trial and a determination was made that a WIRP Fee premium is payable by the defendants under the WIRP Deed. The defendants appealed the decision in the Queensland Court of Appeal and the appeal hearing was held in March 2020. Judgement has been reserved by the Court of Appeal and is not expected to be delivered before August 2020. Resolution of this dispute would also result in the Company’s below rail access to WICET (of 1.5 MMtpa) becoming a firm contractual capacity entitlement (and the subject of a 20 year take-or-pay access agreement) instead of an ad hoc entitlement only. The Company’s unaudited Condensed Consolidated Balance Sheet includes an estimated loss contingency associated with these proceedings of approximately $5.3 million as at June 30, 2020.

Should the defendant’s appeal process be unsuccessful, the amount of the WIRP Fee may materially differ from our current estimation.

Coronado Global Resources Inc. Form 10-Q June 30, 202021

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The liabilities recorded in relation to the above litigation do not include estimated future costs associated with legal representation, which, in accordance with the Company’s policy, are expensed as incurred. In management’s opinion, the Company is not currently involved in any legal proceedings, which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or liquidity of the Company.

Coronado Global Resources Inc. Form 10-Q June 30, 202022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coronado Global Resources Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Coronado Global Resources Inc. (the Company) as of June 30, 2020, the related condensed consolidated statements of operation and comprehensive income, stockholders’ equity and cash flows for the three-month and six-month periods ended June 30, 2020 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The condensed consolidated financial information of the Company for the three-month and six-month periods ended June 30, 2019, were reviewed by other auditors whose report dated August 5, 2019 stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles. The consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes (not presented herein) were audited by other auditors whose report dated February 24, 2020 expressed an unqualified opinion on those statements.

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

/s/ Ernst & Young

Brisbane, Australia

August 10, 2020.

Coronado Global Resources Inc. Form 10-Q June 30, 202023

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

Any forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance, events or outcomes to differ materially from the results, performance, events or outcomes expressed or anticipated in these statements, many of which are beyond our control. Such forward-looking statements are based on an assessment of present economic and operating conditions on a number of best estimate assumptions regarding future events and actions. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:

• uncertainty and weaknesses in global economic conditions, including the extent, duration and impact on prices caused by reduced demand. The COVID-19 pandemic led to reduced market demand and risks related to government actions with respect to trade agreements, treaties or policies;

• severe financial hardship, bankruptcy, temporary or permanent shut downs or operational challenges, due to the ongoing COVID-19 pandemic or otherwise, of one or more of our major customers, including customers in the steel industry, key suppliers/contractors, which among other adverse effects, could lead to reduced demand for our coal, increased difficulty collecting receivables and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;

• our ability to generate sufficient cash to service our indebtedness and other obligations;

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

Coronado Global Resources Inc. Form 10-Q June 30, 202024

• risks unique to international mining and trading operations, including tariffs and other barriers to trade;

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

See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the SEC and ASX on May 8, 2020, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements, as well as others made in this Quarterly Report on Form 10-Q and hereafter in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date

Coronado Global Resources Inc. Form 10-Q June 30, 202025

hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by applicable law.

Overview

We are a global producer, marketer and exporter of a full range of Met coal products. We own a portfolio of operating mines and development projects in Queensland, Australia and in Virginia, West Virginia and Pennsylvania in the United States.

Our operations in Australia, or our Australian Operations, comprise the 100%-owned Curragh producing mine complex. Our operations in the United States, or the U.S. Operations, comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned temporarily idled mine complex (Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate). In addition to Met coal, our Australian Operations sell thermal coal, which is used to generate electricity, to Stanwell Corporation Limited, or Stanwell. Our U.S. Operations primarily focuses on the production of Met coal for the North American domestic and seaborne export markets and also produce and sell some thermal coal that is extracted in the process of mining Met coal.

For the six months ended June 30, 2020, we produced 8.0 MMt and sold 8.3 MMt of coal. Met coal and thermal coal sales represented approximately 79.0% and 21.0%, respectively, of our total volume of coal sold for the six months ended June 30, 2020.

Our results for the six months ended June 30, 2020, were adversely impacted by (1) a fatal injury to an employee of one of our contractors at our Australian Operations which resulted in temporary suspension of mining activities during January and February that resulted in lower production and lower sales volumes, (2) wet weather conditions in Australia which disrupted certain mining and logistics activities, (3) a delay in resolution of the United States and China trade dispute, which limited export sales to China, (4) the impact of COVID-19 on global Met coal demand resulting in the temporary idling of the U.S. Operations in April and May 2020 and implementation of preventative measures at all our operations to protect our employees from the pandemic. These impacted operating efficiencies and resulted in lower production and lower realized prices. The Buchanan and Logan mines resumed operations on June 1, 2020, while the Greenbrier mine remains temporarily idled until market conditions improve. Despite these adverse conditions, our results benefited from lower gross cost and capital expenditure across our business. A weaker Australian dollar, the currency in which most costs are denominated for our Australian Operations, had a positive impact on performance.

From our Australian Operations, production and sales volumes were lower for the six months ended June 30, 2020 compared to the same period in 2019. Coal sales volumes decreased 0.8 MMt, or 12.6%. Lower sales volumes combined with lower average realized prices per Mt resulted in a reduction in coal revenues by 40.4% compared to the prior comparative period. Despite Operating costs for the six months ended June 30, 2020 being $55.6 million, or 10.6% favorable compared to the corresponding period in 2019, Mining cost and Operating costs per ton increased as a result of lower production and sales volumes during period.

From our U.S. Operations, production and sales volumes were lower for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the impacts of COVID-19 and subsequent idling of operations in April and May. Coal sales volumes decreased 1.2 MMt, or 31.0%. Lower sales volumes combined with lower average realized prices per Mt resulted in a reduction in coal revenues by 45.4% compared to the prior comparative period. To mitigate the revenue decline, Operating costs for the six months ended June 30, 2020 were $90.5 million, or 31.3% favorable compared to the corresponding period in 2019. These effective cost controls realized a reduction in Mining cost and Operating costs per ton compared to the prior corresponding period.

During the period ended June 30, 2020, we recognized an impairment charge of $63.1 million related to the Greenbrier mine.

COVID-19

The COVID-19 global pandemic has continued to result in a challenging working environment which has significantly impacted the demand and price for metallurgical coal. Authorities in many countries around the world have implemented numerous and varying measures to reduce the spread and limit the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, business shutdowns and closures. Many countries have also commenced implementing multi-stage policies with the goal of re-opening markets and boosting economic activity. These measures have impacted and will continue to impact our mining operations, our customers, employees, suppliers and other third parties with whom we do business. The U.S. and Australia, where our mining operations are located, are in varying stages of restrictions and re-opening in response to COVID-19. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand for metallurgical coal, increase in operating costs, impacts to our supply chain and whether measures will result in port closures or border restrictions, each or all of which can impact our ability to produce and sell our coal.

Coronado Global Resources Inc. Form 10-Q June 30, 202026

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. The Company formed a COVID-19 taskforce spanning its Australian and U.S. operations and proactively enacted stringent preventative measures to ensure the safety and well-being of employees and contractors during the pandemic. These procedures include increased screenings of employees as they arrive at the workplace as well as strict adherence to hygiene and social distancing guidelines while at work.

Our U.S. Operations were idled in April and May 2020 due to the COVID-19 induced economic downturn and decline in demand from customers in Europe, Brazil and the U.S. While the mines were idled, the Company continued to make shipments to its customers from existing inventories which allowed the Company to meet all customer commitments. On June 1, 2020, the Company resumed operations at the Buchanan and Logan mines. Whilst production at these mines has been reduced in response to lower temporary demand, both mines are operationally well positioned to increase production quickly in the event demand increases rapidly. The Greenbrier mine remains idle and the Company will continue to monitor market developments to evaluate the duration for which the mine will remain idle. Subsequent to June 30, 2020 we have had a small number of our workforce at our U.S Operations who tested positive for the virus. We have taken all necessary steps to isolate the affected workers and protect the remaining workforce. To date these efforts have not adversely affected our production.

The global economic slowdown resulting from the effects of COVID-19 has sharply reduced the demand for steel in all markets except for China, where steel production remained elevated during the second half of 2020. In Australia, our sales profile has adjusted accordingly with an increase portion of deliveries to the Chinese market in the quarter. The impact on our Australian Operations has been limited due to the Curragh mine’s unique position as a strategic supplier of ‘base load’ metallurgical coal for coke blends. While global demand remains uncertain, there are promising signs of recovery in Asia Pacific demand.

In response to the global impacts of COVID-19 on the demand for steel and the resulting impact on the price and demand for metallurgical coal, the Company has taken steps to safeguard its operations, strengthen its balance sheet and increase liquidity by reducing capital expenditures and managing operating costs in a disciplined manner.

Due to the impact of COVID-19, we expect our results of operations for fiscal year 2020 to be significantly below our historical performance.

Syndicated Facility Agreement covenant waivers

On May 25, 2020 the Company concluded an agreement with lenders under the SFA to waive compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021. The waiver provides additional flexibility to work through this period of significant uncertainty, lower demand and pricing for metallurgical coal that has been brought about by the global COVID-19 pandemic. During the waiver period the Company will have additional reporting undertakings and additional restrictions on certain terms and conditions, including in relation to divestments and new indebtedness. During the waiver period we are required to provide additional financial information to the lenders each month and have agreed to limit financial indebtedness and asset sales that is not pre-approved by lenders. See “Liquidity and Capital Resources-Liquidity-Secured Credit Facilities” below for more details.

Segment Reporting

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

Coronado Global Resources Inc. Form 10-Q June 30, 202027

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

Adjusted EBITDA, a non-GAAP measure, is defined as earnings before interest, tax, depreciation, depletion and amortization and other foreign exchange losses. Adjusted EBITDA is also adjusted for certain discrete items that we exclude in analyzing each of our segments’ operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly titled measures presented by other companies. A reconciliation of Adjusted EBITDA to its most directly comparable measure under U.S. GAAP is included below.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Summary

The financial and operational highlights for the three months ended June 30, 2020:

• Sales volume totaled 3.8 MMt for the three months ended June 30, 2020, 1.5 MMt lower than the three months ended June 30, 2019. Sales volumes were lower largely due to the idling of our U.S Operations during April and May in response to the COVID-19 market conditions.

• Net income decreased by $231.8 million for the three months ended June 30, 2020, from $117.5 million for the three months ended June 30, 2019, generating a net loss of $114.3 million for the quarter. The decrease was primarily due to lower coal sales revenues and the impact of the non-cash impairment charge at Greenbrier, partially offset by lower operating costs and an income tax benefit.

• Lower coal market prices during the three months ended June 30, 2020 resulted in lower average realized Met coal pricing of $91.6 per Mt sold, 33.5% lower compared to the three months ended June 30, 2019.

• Adjusted EBITDA for the three months ended June 30, 2020, is a loss of $10.5 million, a decrease of $232.8 million, from Adjusted EBITDA of $222.3 million for the three months ended June 30, 2019.

• As at June 30, 2020 the company had $441.0 million of external borrowings outstanding.

Coronado Global Resources Inc. Form 10-Q June 30, 202028

• As of June 30, 2020, Coronado had cash on hand of $36.1 million (excluding restricted cash).

	For Three months ended June 30,
	($ in thousands)
	2020	2019	Change	%
Revenues:
Coal revenues	295,206	630,690	(335,484)	(53.2%)
Other revenues	9,142	11,767	(2,625)	(22.3%)
Total revenues	304,348	642,457	(338,109)	(52.6%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	224,459	264,137	(39,678)	(15.0%)
Depreciation, depletion and amortization	41,547	45,508	(3,961)	(8.7%)
Freight expenses	40,504	52,035	(11,531)	(22.2%)
Stanwell rebate	24,787	45,847	(21,060)	(45.9%)
Other royalties	19,157	49,073	(29,916)	(61.0%)
Selling, general, and administrative expenses	7,158	9,242	(2,084)	(22.5%)
Total costs and expenses	357,612	465,842	(108,230)	(23.2%)
Operating (loss) income	(53,264)	176,615	(229,879)	(130.2%)
Other income (expenses):
Interest expense, net	(12,064)	(9,087)	(2,977)	32.8%
Impairment of assets	(63,111)	—	(63,111)	100.0%
Other, net	(8,537)	(2,989)	(5,548)	185.6%
Total other income (expense), net	(83,712)	(12,076)	(71,636)	593.2%
Net (loss) income before tax	(136,976)	164,539	(301,515)	(183.2%)
Income tax benefit (expense)	22,646	(47,033)	69,679	(148.1%)
Net (loss) income	(114,330)	117,506	(231,836)	(197.3%)
Less: Net loss attributable to noncontrolling interest	(2)	(4)	2	(50.0%)
Net (loss) income attributable to Coronado Global Resources, Inc.	(114,328)	117,510	(231,838)	(197.3%)

Coal Revenues

Coal revenues were $295.2 million for the three months ended June 30, 2020, a decrease of $335.5 million, compared to $630.7 million for the three months ended June 30, 2019. This decrease was driven by lower coal sales volumes and a lower average realized Met coal price for the three months to June 30, 2020, compared to the same period in 2019. Coal sales volumes were down 1.5 MMt, due to softer market conditions resulting from the impact of the COVID-19 pandemic, and import restrictions into China, which resulted in the suspension of sales from our U.S. Operations to China during the June 30, 2020 quarter. Lower sales volumes were exacerbated by lower average realized Met coal pricing of $91.6 per Mt sold, a reduction of $46.2 per Mt sold, compared to $137.8 per Mt sold as of June 30, 2019 due to difficult coal market conditions, affected by weak customer demand and pandemic restrictions.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues comprise of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues was $224.5 million for the three months ended June 30, 2020, a decrease of $39.7 million, or 15.0%, as compared to $264.1 million for the three months ended June 30, 2019. The cost of coal revenues for our U.S. Operations decreased $68.9 million due to idling of the U.S. Operations in April and May 2020 in response to COVID-19 pandemic. This decrease was partially offset by an increase in cost of coal revenues for our Australian Operations driven by operational issues impacting productivity which also resulted in lower production volumes.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $41.6 million for the three months ended June 30, 2020, a decrease of $3.9 million, as compared to $45.5 million for the three months ended June 30, 2019. The decrease was largely driven by favorable average foreign exchange rate on the translation of the Australian operations of A$/US$: 0.66 compared to 0.70 for the three months ended June 30, 2020 compared to the same period in 2019.

Coronado Global Resources Inc. Form 10-Q June 30, 202029

Freight Expenses

Freight expenses primarily relate to the Australian operations and relate to costs associated with take-or-pay commitments for rail and port providers and demurrage costs. Freight expenses totaled $40.5 million for the three months ended June 30, 2020, a decrease of $11.5 million, as compared to $52.0 million for the three months ended June 30, 2019. Curragh’s freight costs contributed $9.8 million to this decrease driven by lower production and sales volumes which in turn incurred lower railings and port charges. The remaining decrease related to our U.S. Operations where sales volumes were significantly lower due to idling of the mines during April and May.

Stanwell Rebate

The Stanwell rebate was $24.8 million for the three months ended June 30, 2020, a decrease of $21.1 million, as compared to $45.8 million for the three months ended June 30, 2019. The decrease was largely driven by lower realized coal pricing during 2020, lower sales volumes in the second quarter of 2020 and a favorable average foreign exchange rate on translation of A$/US$: 0.66 compared to 0.70 for the three months ended June 30, 2020 compared to the same period in 2019.

Other Royalties

Other royalties were $19.2 million in the three months ended June 30, 2020, a decrease of $29.9 million, as compared to $49.1 million in the three months ended June 30, 2019. Lower royalties were a product of lower average realized export pricing, a favorable average foreign exchange rate for the quarter used to translate the Australian Operations and the benefit of a mark to market write down of the Contingent Royalty Consideration obligation (payable to CONSOL) during the three months ended June 30, 2020 of $0.5 million compared to $0.7 million write up for the same period in 2019.

Interest Expense, net

Interest expense, net of $12.1 million for the three months ended June 30, 2020, increased $3.0 million, as compared to $9.1 million for the three months ended June 30, 2019. The higher interest expense in 2020 was due to increase draw down of debt in the last 12 months with $441.0 million interest-bearing liabilities outstanding as at June 30, 2020. During the three months ended June 30, 2019 an average of $25.0 million of the debt was drawn down. However, such amount was fully repaid, and no balance remained outstanding as at June 30, 2019.

Income tax benefit (expense)

Income tax benefit of $22.6 million for the three months ended June 30, 2020, increased by $69.7 million, as compared to a tax expense of $47.0 million for the three months ended June 30, 2019. An income tax benefit is realized at June 30, 2020 on account of the company incurring a net loss for the period.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Summary

The financial and operational highlights for the six months ended June 30, 2020:

• Sales volume totaled 8.3 MMt for the six months ended June 30, 2020, or 2.0 MMt lower than the six months ended June 30, 2019. Sales volumes were impacted by the idling of the U.S Operations for two months in response to the demand contractions brought on by COVID-19 and the fatality in January 2020 at our Australian Operations impacting production mainly in the first quarter, and other wet weather and sequencing issues at the Curragh mine.

• Net income decreased by $337.5 million, from $214.3 million for the six months ended June 30, 2019, to a net loss $123.2 million for the six months ended June 30, 2020. The decrease was primarily due to lower coal sales revenues and the impact of the non-cash impairment charge at Greenbrier, partially offset by lower operating costs and an income tax benefit.

• Lower coal market prices during the six months ended June 30, 2020, resulted in lower average realized Met coal pricing of $97.3 per Mt sold, 29.2% lower compared to the six months ended June 30, 2019.

• Adjusted EBITDA for the six months ended June 30, 2020, totaled $34.9 million, a decrease of $370.5 million, from Adjusted EBITDA of $405.4 million for the six months ended June 30, 2019

• Cash used in operating activities was $7.6 million for the six months ended June 30, 2020, a decrease of $308.8 million compared to cash generated of $301.2 million for the six months ended June 30, 2019.

• During the six months ended June 30, 2020, the Company paid dividends $24.2 million, which was funded by available cash and external borrowings. As at June 30, 2020 the company had $441.0 million of external borrowings outstanding.

Coronado Global Resources Inc. Form 10-Q June 30, 202030

• As of June 30, 2020, the Company had cash on hand of $36.1 million (excluding restricted cash).

	For Six months ended June 30,
	($ in thousands)
	2020	2019	Change	%
Revenues:
Coal revenues	694,817	1,212,487	(517,670)	(42.7%)
Other revenues	18,849	21,848	(2,999)	(13.7%)
Total revenues	713,666	1,234,335	(520,669)	(42.2%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	481,345	533,696	(52,351)	(9.8%)
Depreciation, depletion and amortization	86,849	85,279	1,570	1.8%
Freight expenses	82,886	89,362	(6,476)	(7.2%)
Stanwell rebate	57,415	94,674	(37,259)	(39.4%)
Other royalties	43,455	93,422	(49,967)	(53.5%)
Selling, general, and administrative expenses	13,353	18,311	(4,958)	(27.1%)
Total costs and expenses	765,303	914,744	(149,441)	(16.3%)
Operating (loss) income	(51,637)	319,591	(371,228)	(116.2%)
Other income (expenses):
Interest expense, net	(24,318)	(17,264)	(7,054)	40.9%
Impairment of assets	(63,111)	—	(63,111)	100.0%
Other, net	(4,485)	1,042	(5,527)	(530.4%)
Total other income (expense), net	(91,914)	(16,222)	(75,692)	466.6%
Net (loss) income before tax	(143,551)	303,369	(446,920)	(147.3%)
Income tax benefit (expense)	20,355	(89,043)	109,398	(122.9%)
Net (loss) income	(123,196)	214,326	(337,522)	(157.5%)
Less: Net loss attributable to noncontrolling interest	(4)	(4)	—	-
Net (loss) income attributable to Coronado Global Resources, Inc.	(123,192)	214,330	(337,522)	(157.5%)

Coal Revenues

Coal revenues were $694.8 million for the six months ended June 30, 2020, a decrease of $517.7 million, compared to $1,212.5 million for the six months ended June 30, 2019. This decrease was driven by lower coal sales volumes and a lower average realized Met coal price. Coal sales volumes were down 2.0 MMt, due to lower production stemming from the temporary suspension of mining activities at the Curragh mine following the safety incident in January 2020, the impact of the COVID-19 pandemic which resulted in the temporary idling of the U.S. Operations in April 2020 and May 2020, and the impact of import restrictions into China, which resulted in the suspension of sales from our U.S. Operations to China during the June 30, 2020 quarter. Lower sales volumes were exacerbated by lower average realized Met coal pricing of $97.3 per Mt sold, a reduction of $40.2 per Mt sold, compared to $137.5 per Mt sold as of June 30, 2019 due to softer market conditions and falling index prices.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues comprise of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues were $481.3 million for the six months ended June 30, 2020, a decrease of $52.4 million, or 9.8%, as compared to $533.7 million for the six months ended June 30, 2019. The cost of coal revenues for our U.S. Operations decreased $83.7 million due to idling of the U.S. Operations in April and May 2020 in response to the COVID-19 pandemic and associated cost control measures implemented during the period. The decrease was partially offset by an increase in cost of coal revenues for our Australian Operations of $29.2 million compared to June 30, 2019.

Freight Expenses

Freight expenses totaled $89.4 million for the six months ended June 30, 2020, a decrease of $6.5 million, as compared to $82.9 million for the six months ended June 30, 2019. The decrease was primarily driven by lower sales volume of 8.0 MMt for the six months to June 30, 2020, a reduction of 2.4 MMt, compared to sales volumes of 10.4 MMt for the six months to June 30, 2019. The decrease was partially offset by higher demurrage costs in the Australian Operations as a result of longer vessel wait times at port due to the disruptions in production in the beginning of 2020 period.

Coronado Global Resources Inc. Form 10-Q June 30, 202031

Stanwell Rebate

The Stanwell rebate was $57.4 million for the six months ended June 30, 2020, a decrease of $37.3 million, as compared to $94.7 million for the six months ended June 30, 2019. The decrease was largely driven by lower realized coal pricing and lower sales volumes in 2020.

Other Royalties

Other royalties were $43.5 million in the six months ended June 30, 2020, a decrease of $50.0 million, as compared to $93.4 million in the six months ended June 30, 2019. Lower royalties were a product of lower average realized export pricing and lower volumes for the six-month ended June 30, 2020 compared to the same period in 2019.

Selling, General, and Administrative Expenses

Selling, general and administrative costs were $13.4 million for the six months ended June 30, 2020, a decrease of $5.0 million, as compared to $18.3 million for the six months to June 30, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Interest Expense, net

Interest expense, net of $24.3 million for the six months ended June 30, 2020, increased $7.1 million, as compared to $17.3 million for the six months ended June 30, 2019. The higher interest expense in 2020 was due to increase draw down of debt in the last 12 months with $441.0 million of interest-bearing liabilities outstanding as at June 30, 2020. During the six months ended June 30, 2019 the Company had an average drawn debt of $109.0 million which was fully repaid and no balance remained outstanding as at June 30, 2019.

Income tax expense

Income tax benefit of $20.4 million for the six months ended June 30, 2020, increased by $109.4 million, as compared to a tax expense of $89.0 million for the six months ended June 30, 2019. The Company had an income tax benefit of $20.4 million for the six months ended June 30, 2020, comprising a discrete income tax expense of $1.0 million and an income tax benefit of $21.4 million based on a loss before tax of $143.5 million.

Supplemental Segment Financial Data

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Australia

	For Three Months Ended June 30,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	3.0	3.3	(0.3)	(9.7)%
Total revenues ($)	228,410	412,810	(184,400)	(44.7)%
Coal revenues ($)	219,950	403,703	(183,753)	(45.5)%
Average realized price per Mt sold ($/Mt)	73.2	121.3	(48.1)	(39.7)%
Met sales volume (MMt)	2.1	2.5	(0.4)	(14.9)%
Met coal revenues ($)	194,909	377,016	(182,107)	(48.3)%
Average realized Met price per Mt sold ($/Mt)	91.9	151.4	(59.5)	(39.3)%
Mining costs ($)	160,697	133,104	27,593	20.7%
Mining cost per Mt sold ($/Mt)	53.6	40.0	13.6	34.0%
Operating costs ($)	236,418	260,796	(24,378)	(9.3)%
Operating costs per Mt sold ($/Mt)	78.6	78.3	0.3	0.4%
Segment Adjusted EBITDA ($)	(6,804)	151,561	(158,365)	(104.5)%

Coal revenues for Australian Operations for the three months ended June 30, 2020, were $220.0 million, a decrease of $183.8 million or 45.5%, compared to $403.7 million for the three months ended June 30, 2019. This decrease was largely driven by lower average realized Met coal pricing as a result of difficult coal market conditions stemming from the COVID-19 pandemic. The average realized Met price for the current quarter was $91.9 per Mt sold, which is $59.5 per Mt lower compared to the same quarter last year. Subdued pricing was exacerbated by lower Met coal sales volumes of 2.1Mt for the three months ended June 30, 2020, 0.4Mt lower than the 2.5Mt sold during the three months ended June 30, 2019. Sales volumes during the quarter were a result of lower production caused by wet weather and operational issues at the Curragh mine impacting productivity.

Coronado Global Resources Inc. Form 10-Q June 30, 202032

Operating costs decreased by $24.4 million, or 9.3%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, slightly mitigating the impacts from lower revenue. The decrease was driven by lower royalties and Stanwell rebate (due to lower realized coal pricing), lower freight expenses (due to lower sales volume) and the benefit of a favorable average foreign exchange rate on translation of the A$ denominated Australian Operations for the three months ended June 30, 2020 of A$/US$: 0.66 compared to 0.70 for the three months ended June 30, 2019. The decrease was partially offset by higher mining associated with mine sequencing impacts.

Adjusted EBITDA decreased by $158.4 million, or 104.5%, to a loss of $6.8 million for the three months ended June 30, 2020 as compared to $151.6 million for the three months ended June 30, 2019, due to lower coal revenues partly mitigated by lower operating costs.

United States

	For Three Months Ended June 30,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	0.8	2.0	(1.2)	(59.1)%
Total revenues ($)	75,938	229,647	(153,709)	(66.9)%
Coal revenues ($)	75,256	226,987	(151,731)	(66.8)%
Average realized price per Mt sold ($/Mt)	90.2	111.1	(20.9)	(18.8)%
Met sales volume (MMt)	0.8	1.8	(1.0)	(53.7)%
Met coal revenues ($)	74,839	211,656	(136,817)	(64.6)%
Average realized Met price per Mt sold ($/Mt)	90.8	118.9	(28.1)	(23.6)%
Mining costs ($)	56,921	131,033	(74,112)	(56.6)%
Mining cost per Mt sold ($/Mt)	73.5	64.1	9.4	14.6%
Operating costs ($)	72,489	150,296	(77,807)	(51.8)%
Operating costs per Mt sold ($/Mt)	86.8	73.6	13.2	18.1%
Segment Adjusted EBITDA ($)	3,490	79,642	(76,152)	(95.6)%

Coal revenues decreased by $151.7 million, or 66.8%, to $75.3 million for the three months ended June 30, 2020 as compared to $227.0 million for the three months ended June 30, 2019. This decrease was driven by lower average realized Met coal pricing of $90.8 per Mt sold for the three months ended June 30, 2020, which was a result of softer market conditions and a decline in the benchmark coking coal market, and by lower sales volumes of 0.8 MMt as compared to 2.0 MMt for June 30, 2019 quarter. Lower sales volumes were a result of softer market conditions resulting from the impact of the COVID-19 pandemic and import restrictions into China, which resulted in the suspension of sales to China for the quarter.

Operating costs decreased by $77.8 million, or 51.8%, for the three months ended June 30, 2020 compared to operating costs of $150.3 million for the three months ended June 30, 2019. The decrease was due to lower mining costs of $74.1 million, or 56.6% as the U.S. Operations were idled in April and May of 2020 in response to the COVID-19 pandemic. The increase in mining cost per Mt sold was primarily driven by lower sales volumes of 1.2 MMt driving up mining costs by $9.4 per Mt sold compared to the same period in 2019.

For the three months ended June 30, 2020 Adjusted EBITDA decreased by $76.2 million, or 95.6%, compared to the June 30, 2019 quarter. This decrease was primarily driven by softer market conditions resulting in a lower average realized Met coal price per Mt sold and lower sales volumes. This resulted in a decrease in Total revenues of $153.7 million which was partially offset by a decrease in operating costs of $77.8 million.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Three Months Ended June 30,
	($ in thousands)
	2020	2019	Change	%
Selling, general, and administrative expenses	7,159	9,242	(2,083)	(22.5)%
Other, net	4	(330)	334	101.2%
Total Corporate and Other Adjusted EBITDA	7,163	8,912	(1,749)	(19.6)%

Corporate and other costs decreased $1.8 million to $7.2 million for the three months ended June 30, 2020, as compared to $8.9 million for the three months ended June 30, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Coronado Global Resources Inc. Form 10-Q June 30, 202033

Mining and operating costs for the Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Three Months Ended June 30, 2020
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	256,730	93,528	7,354	357,612
Less: Selling, general and administrative expense	—	—	(7,158)	(7,158)
Less: Depreciation, depletion and amortization	(20,312)	(21,039)	(196)	(41,547)
Total operating costs	236,418	72,489	—	308,907
Less: Other royalties	(17,547)	(1,610)	—	(19,157)
Less: Stanwell rebate	(24,787)	—	—	(24,787)
Less: Freight expenses	(32,882)	(7,622)	—	(40,504)
Less: Other non-mining costs	(505)	(6,336)	—	(6,841)
Total mining costs	160,697	56,921	—	217,618
Sales Volume excluding non-produced coal (MMt)	3.0	0.8	—	3.8
Mining cost per Mt sold ($)	53.6	73.5	—	57.7

	For Three Months Ended June 30, 2019
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	283,948	172,844	9,050	465,842
Less: Selling, general and administrative expense	(282)	—	(8,960)	(9,242)
Less: Depreciation, depletion and amortization	(22,870)	(22,548)	(90)	(45,508)
Total operating costs	260,796	150,296	—	411,092
Less: Other royalties	(39,209)	(9,864)	—	(49,073)
Less: Stanwell rebate	(45,847)	—	—	(45,847)
Less: Freight expenses	(42,636)	(9,399)	—	(52,035)
Total mining costs	133,104	131,033	—	264,137
Sales Volume excluding non-produced coal (MMt)	3.3	2.0	—	5.4
Mining cost per Mt sold ($)	40.0	64.1	—	49.2

Average realized Met coal revenue for the Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Three Months Ended June 30,
	($ in thousands)
	2020	2019	Change	%
Met sales volume (MMt)	2.9	4.3	(1.4)	(32.6)%
Met coal revenues ($)	269,748	588,672	(318,924)	(54.2)%
Average realized Met price per Mt sold ($/Mt)	91.6	137.8	(46.2)	(33.5)%

Coronado Global Resources Inc. Form 10-Q June 30, 202034

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Australia

	For Six Months Ended June 30,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	5.6	6.4	(0.8)	(12.6)%
Total revenues ($)	473,555	794,182	(320,627)	(40.4)%
Coal revenues ($)	458,481	775,942	(317,461)	(40.9)%
Average realized price per Mt sold ($/Mt)	82.1	121.5	(39.4)	(32.4)%
Met sales volume (MMt)	3.9	4.8	(0.9)	(18.6)%
Met coal revenues ($)	407,831	727,964	(320,133)	(44.0)%
Average realized Met price per Mt sold ($/Mt)	104.8	152.3	(47.5)	(31.2)%
Mining costs ($)	298,841	272,201	26,640	9.8%
Mining cost per Mt sold ($/Mt)	53.9	42.6	11.3	26.5%
Operating costs ($)	466,606	522,169	(55,563)	(10.6)%
Operating costs per Mt sold ($/Mt)	83.6	81.8	1.8	2.2%
Segment Adjusted EBITDA ($)	6,260	271,709	(265,449)	(97.7)%

Coal revenues for Australian Operations for the six months ended June 30, 2020, were $458.5 million, a decrease of $317.5 million or 40.9%, compared to $775.9 million for the six months ended June 30, 2019. This decrease was largely driven by a decrease in average realized Met coal price by $47.5 per Mt sold and a decrease in sales volumes of 0.8Mt due to reduced production stemming from the temporary suspension of operations at the Curragh Mine following January’s safety incident, adverse weather impacts, poor rail performance and scheduling issues with the provider and the impact of COVID-19 pandemic affecting customer demand.

Operating costs decreased by $55.6 million, or 10.6%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, partly mitigating the impacts from lower revenue. The decrease was driven by lower royalties and Stanwell rebate (mainly due to lower realized coal pricing) lower freight expenses resulting from a decrease in sales volumes and the benefit of a favorable average foreign exchange rate on translation of the A$ denominated Australian Operations for the six months ended June 30, 2020 of A$/US$: 0.66 compared to 0.71 for the six months ended June 30, 2020. Mining cost per Mt sold of $53.9 per ton was 26.5% higher compared to the six months ended June 30, 2019, impacted by lower sales volumes due to lower production as a result of suspended operations following the safety incident in January 2020 at Curragh, the lag effects of that incident, wet weather and operational issues impacting mine productivity.

Adjusted EBITDA decreased by $265.4 million, or 97.7%, to $6.3 million for the six months ended June 30, 2020 as compared to $271.7 million for the six months ended June 30, 2019, due to lower coal revenues partly mitigated by lower operating costs.

United States

	For Six Months Ended June 30,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	2.8	4.0	(1.2)	(31.0)%
Total revenues ($)	240,111	440,153	(200,042)	(45.4)%
Coal revenues ($)	236,336	436,545	(200,209)	(45.9)%
Average realized price per Mt sold ($/Mt)	85.6	109.2	(23.6)	(21.6)%
Met sales volume (MMt)	2.7	3.5	(0.8)	(22.3)%
Met coal revenues ($)	234,198	407,535	(173,337)	(42.5)%
Average realized Met price per Mt sold ($/Mt)	86.6	117.0	(30.4)	(26.0)%
Mining costs ($)	173,546	261,495	(87,949)	(33.6)%
Mining cost per Mt sold ($/Mt)	64.3	65.4	(1.1)	(1.7)%
Operating costs ($)	198,495	288,985	(90,490)	(31.3)%
Operating costs per Mt sold ($/Mt)	71.9	72.3	(0.4)	(0.5)%
Segment Adjusted EBITDA ($)	41,740	151,611	(109,871)	(72.5)%

Coal revenues decreased by $200.2 million, or 45.9%, to $236.3 million for the six months ended June 30, 2020 as compared to $436.5 million for the six months ended June 30, 2019. This decrease was driven by lower average realized Met coal pricing of $86.6 per Mt sold for the six months ended June 30, 2020, compared to $117.0 per Mt sold for the same period in

Coronado Global Resources Inc. Form 10-Q June 30, 202035

2019, which was a result of softer market conditions and a decline in the benchmark coking coal market, and by lower sales volumes of 2.8 MMt as compared to 4.0 MMt in 2019. Lower sales volumes were a result of softer market conditions and import restrictions into China, which resulted in the suspension of sales into China in the second quarter of 2020.

Operating costs decreased by $90.5 million, or 31.3%, for the six months ended June 30, 2020 compared to operating costs of $289.0 million for the six months ended June 30, 2019. The decrease was due to lower mining costs of $173.5 million, a reduction of 33.6% compared to the same period in 2019, as the U.S. Operations were idled in April and May of 2020 in response to the COVID-19 pandemic combined with stringent cost control measures implemented in the first quarter of 2020. The cost control measures resulted in slightly lower mining cost of $64.3 per Mt sold for the six months ended June 30, 2020, compared to $65.4 per Mt sold for the six months ended June 30,2019 despite a decline in sales volumes of 1.2 MMt.

For the six months ended June 30, 2020 Adjusted EBITDA decreased by $109.9 million, or 72.5%, compared to the comparative half year. This decrease was primarily driven by softer market conditions resulting in a lower average realized Met coal price per Mt sold and lower sales volumes. This resulted in a decrease in coal revenues of $200.2 million which was partially offset by a decrease in operating costs of $90.5 million.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Six Months Ended June 30,
	($ in thousands)
	2020	2019	Change	%
Selling, general, and administrative expenses	13,353	17,979	(4,626)	(25.7)%
Other, net	(297)	(14)	(283)	2,021.4%
Total Corporate and Other Adjusted EBITDA	13,056	17,965	(4,909)	(27.3)%

Corporate and other costs decreased $4.9 million to $13.1 million for the six months ended June 30, 2020, as compared to $18.0 million for the six months ended June 30, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Coronado Global Resources Inc. Form 10-Q June 30, 202036

Mining and operating costs for the Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Six Months Ended June 30, 2020
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	506,686	244,891	13,726	765,303
Less: Selling, general and administrative expense	—	—	(13,353)	(13,353)
Less: Depreciation, depletion and amortization	(40,080)	(46,396)	(373)	(86,849)
Total operating costs	466,606	198,495	—	665,101
Less: Other royalties	(37,508)	(5,947)	—	(43,455)
Less: Stanwell rebate	(57,415)	—	—	(57,415)
Less: Freight expenses	(70,220)	(12,666)	—	(82,886)
Less: Other non-mining costs	(2,622)	(6,336)	—	(8,958)
Total mining costs	298,841	173,546	—	472,387
Sales Volume excluding non-produced coal (MMt)	5.5	2.7	—	8.2
Mining cost per Mt sold ($)	53.9	64.3	—	57.3

	For Six Months Ended June 30, 2019
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	564,658	331,930	18,156	914,744
Less: Selling, general and administrative expense	(332)	—	(17,979)	(18,311)
Less: Depreciation, depletion and amortization	(42,157)	(42,945)	(177)	(85,279)
Total operating costs	522,169	288,985	—	811,154
Less: Other royalties	(77,100)	(16,322)	—	(93,422)
Less: Stanwell rebate	(94,674)	—	—	(94,674)
Less: Freight expenses	(78,194)	(11,168)	—	(89,362)
Less: Other non-mining costs	—	—	—	—
Total mining costs	272,201	261,495	—	533,696
Sales Volume excluding non-produced coal (MMt)	6.4	4.0	—	10.4
Mining cost per Mt sold ($)	42.6	65.4	—	51.4

Average realized Met price for the Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Six Months Ended June 30,
	($ in thousands)
	2020	2019	Change	%
Met sales volume (MMt)	6.6	8.3	(1.7)	(20.5)%
Met coal revenues ($)	642,029	1,135,499	(493,470)	(43.5)%
Average realized Met price per Mt sold ($/Mt)	97.3	137.5	(40.2)	(29.2)%

Coronado Global Resources Inc. Form 10-Q June 30, 202037

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(US $ thousands)
Reconciliation to Adjusted EBITDA:
Net (loss) income	(114,330)	117,506	(123,196)	214,326
Add: Depreciation, depletion and amortization	41,547	45,508	86,849	85,279
Add: Interest expense (net of income)	12,064	9,087	24,318	17,264
Add: Other foreign exchange losses (gains)	9,777	3,157	4,217	(557)
Add: Income tax (benefit) expense	(22,646)	47,033	(20,355)	89,043
Add: Impairment of assets	63,111	—	63,111	—
Adjusted EBITDA	(10,477)	222,291	34,944	405,355

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

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital and capital expenditure and debt service obligations. Based on our outlook for the next 12 months, which is subject to continued changing demand from our customers, volatility in coal prices and the uncertainty of impacts from the COVID-19 pandemic on the global economy, we believe expected cash generated from operations together with available borrowing facilities and other strategic and financial initiatives, will be sufficient to meet the needs of our existing operations and service our debt obligations.

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in this document and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the SEC and ASX on May 8, 2020. Given the current market outlook, we expect to implement additional strategic and financial initiatives to ensure there is sufficient available liquidity to meet our obligations. The business retains operating and cost flexibility, and such strategic initiatives may include further right-sizing of production at the U.S. Operations for market conditions, deferring development capex, reducing stay-in-business capex and curtailing non-essential operating costs. In addition, the Company may pursue other initiatives to improve cash flow, such as the potential for non-core asset sales or other funding measures.

Liquidity as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	($ in thousands)
Cash, excluding restricted cash	36,072	26,302
Availability under Revolving Syndicate Facility Agreement (1)	109,000	220,000
Total	145,072	246,302

(1) The availability to fully draw down under the SFA is subject to a liquidity buffer of $50 million, requiring lenders consent, during the existing covenant waiver period to February 28, 2021.

Coronado Global Resources Inc. Form 10-Q June 30, 202038

Our total indebtedness as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	($ in thousands)
Current instalments of other financial liabilities and finance lease obligations	15,106	8,375
Interest bearing liabilities, excluding current instalments	441,000	330,000
Other financial liabilities, excluding current instalments	457	1,546
Total	456,563	339,921

Liquidity

As of June 30, 2020, available liquidity was $145.1 million comprising cash and cash equivalents (excluding restricted cash) of $36.1 million and $109.0 million of available borrowing facilities under the SFA, $50 million of which is subject to a liquidity buffer agreed with the Lenders. As of December 31, 2019, available liquidity was $246.3 million comprising cash and cash equivalents of $26.3 million and $220.0 million of available borrowing facilities.

In light of the COVID-19 pandemic, the Company has taken steps to strengthen its financial position, and maintain financial flexibility, including reviewing operating and corporate expenditure, reducing capital expenditure and ensuring there is sufficient available liquidity under the SFA. As stated above, we are actively pursuing a number of strategic initiatives to increase liquidity, including extending the duration of covenant waivers, to manage operations through this period of uncertainty and volatility.

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

At June 30, 2020, Facility A was fully utilized and Facility C had $91.0 million drawn, with $109.0 million undrawn.

On May 25, 2020, the Company executed a Syndicated Facility Agreement Waiver Letter, or Waiver Letter, which, among other matters, waives compliance with certain finance covenants for the period from May 25, 2020 to February 28, 2021. The Waiver Letter provides the Company with additional flexibility to work through the current period of lower demand and pricing for metallurgical coal as a result of COVID-19.

During the waiver period the Company has agreed to additional reporting requirements and other restrictions, including on new indebtedness and asset sales. The Company has also agreed to a new review event during the waiver period that arises if a utilization notice is provided which would cause the available balance under the Facility A and Facility C, in aggregate, to be less than US$50 million. If such a utilization notice is provided, we will be required to negotiate with the Lenders on the terms on which they may consent to a drawdown of the $50 million liquidity buffer. During this period, the Company

Coronado Global Resources Inc. Form 10-Q June 30, 202039

will be under a review event such that if agreement cannot be reached on the terms under which the liquidity buffer may be drawn, the Lenders may cancel the whole or any part of the Facilities and require repayment.

See Part II, Item 1A. “Risk Factors” – “Our financial performance could be adversely affected by a prolonged deterioration in prices.” for additional information.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. Facility B is available for this purpose and as of June 30, 2020, we had issued multicurrency Bank Guarantees totaling A$68.9 million to satisfy these requirements, leaving A$61.1 million available under Facility B.

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

As discussed above under “Liquidity - Secured Credit Facilities”, on May 25, 2020, the Company executed a Waiver Letter, which waives compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021. The Waiver Letter provides the Company with additional flexibility to work through this period of lower demand and pricing for metallurgical coal as a result of COVID-19. As of June 30, 2020, we were in compliance with the SFA’s financial covenants and did not need to rely on the waiver from lenders. See Part II, Item 1A. “Risk Factors” – “Our financial performance could be adversely affected by a prolonged deterioration in prices.” for additional information.

Dividend

During the six months to June 30, 2020 we paid $24.2 million of dividends to stockholders and CDI holders on the ASX.

Capital Requirements

Our main uses of cash have historically been and are expected to continue to be the funding of our operations, working capital and capital expenditure and the payment of interest and dividends.

Historical Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019, as reported in the accompanying consolidated financial statements:

Cash Flow

	For Six months ended June 30,
	2020	2019
	($ in thousands)
Net cash (used in) provided by operating activities	(7,636)	301,216
Net cash (used in) investing activities	(61,853)	(67,336)
Net cash provided by (used in) financing activities	78,258	(312,145)
Net change in cash and cash equivalents	8,769	(78,265)
Effect of exchange rate changes on cash and restricted cash	1,002	(365)
Cash and restricted cash at beginning of period	26,553	124,881
Cash and restricted cash at end of period	36,324	46,251

Coronado Global Resources Inc. Form 10-Q June 30, 202040

Operating activities

Net cash used in operating activities was $7.6 million for the six months ended June 30, 2020, and cash provided by operating activities was $301.2 million for the six months ended June 30, 2019. The decrease in cash from operating activities was primarily due to the decline in revenues in the period partially offset by lower operating costs.

Investing activities

Net cash used in investing activities was $61.9 million for the six months ended June 30, 2020, compared to $67.4 million for the six months ended June 30, 2019. Capital expenditure for the six months ended June 30, 2020 was $61.9 million, of which $18.8 million related to the Australian Operations, $41.9 million related to the U.S. Operations and the remaining $1.2 million for other and corporate. Included in the capital expenditure for the U.S. Operations was an acquisition of new reserves of $6.0 million.

As a result of weak market conditions and the uncertainty surrounding the length and severity of the COVID-19 pandemic, we are focused on reducing our expected cost and capital expenditures for the remainder of fiscal year 2020.

Financing activities

Net cash provided by financing activities was $78.3 million for the six months ended June 30, 2020, compared to $312.1 million of net cash used in financing activities during the six months ended June 30, 2019. Included in the net cash provided in financing activities for the six months ended June 30, 2020, were proceeds from borrowings of $145.0 million, repayment of borrowings of $34.0 million, and $24.2 million for dividends paid to the shareholders of the Company.

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

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See Note 2. (a) “Newly Adopted Accounting Standards” and Note 2. (b) “Accounting Standards Not Yet Implemented” to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.

Coronado Global Resources Inc. Form 10-Q June 30, 202041

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

Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At June 30, 2020, there were $33.8 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $3.4 million. See item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control” in our Annual Report on Form 10-K filed with the SEC and ASX on February 24, 2020.

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

The fuel required for our U.S. Operations in fiscal year 2020 will be purchased under fixed-price contracts or on a spot basis. For our Australian Operations, we have entered into forward derivative contracts to purchase diesel fuel with respect to our fuel requirements at Curragh in 2020 and 2021 of which 199.6 million liters were outstanding as of June 30, 2020. The fair value of the forward derivative contracts as of June 30, 2020 was a liability of $20.1 million.

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

As of June 30, 2020, we had $15.6 million of fixed-rate borrowings and $441.0 million of variable-rate borrowings outstanding. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity,” as of June 30, 2020, the drawn debt facility of $441.0 million incurred a variable interest rate of LIBOR or BBSY bid plus a margin. As of June 30, 2020, a 10% increase in the market interest rate on our variable-rate borrowings of $441.0 million would increase our annual interest expense by $0.2 million. We currently do not hedge against interest rate fluctuations.

Coronado Global Resources Inc. Form 10-Q June 30, 202042

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

The Company entered into forward exchange contracts to manage its foreign currency exposure of the Curragh operations by selling US$ generated from export coal sales revenue at Curragh and purchasing A$ required to settle Curragh’s A$ operating costs. The fair value of the forward derivative contracts as of June 30, 2020 was an asset of $1.5 million.

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

For the unhedged portion of US$ required to purchase A$ to settle Curragh’s operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $19.6 million and $37.1 million for the three and six months ended June 30, 2020.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202043

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

Our Chief Executive Officer and Group Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at June 30, 2020, and the consolidated results of operations and cash flows for the six months period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202044

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 20. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the SEC and ASX on May 8, 2020:

Our financial performance could be adversely affected by a prolonged deterioration in prices.

As at June 30, 2020, we had $441.0 million of borrowings outstanding under the SFA. The degree to which liquidity is sufficient to meet the ongoing needs of the business may be impacted by a number of factors and could have the following consequence if sufficient liquidity is not available, including, but not limited to:

• making it more difficult for us to pay interest and satisfy our debt obligations;

• making any refinancing more difficult if the capital and lending markets are constrained;

• making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing, particularly during periods in which credit markets are weak;

• limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry; and

• causing a decline in our credit ratings.

On May 25, 2020, we concluded an agreement with lenders under the SFA to waive compliance with certain financial covenants for the period from March 25, 2020 to February 28, 2021. The waiver provides us with additional flexibility to work through the current period of lower demand and pricing for metallurgical coal that has been brought about by the global COVID-19 pandemic. We are continuing to actively engage with our Lenders in relation to the extension of the waiver beyond February 28, 2021. There can be no assurance that waivers will be extended beyond February 28, 2021 or that the Company will be in compliance with its financial covenants after February 28, 2021 if the current market conditions persist.

During the waiver period, the Company has agreed to additional reporting requirements and other restrictions, inlcuding on new indebtedness and asset sales. The Company has also agreed to a new review event during the waiver period that arises if a utilization notice is provided which would cause the available balance under Facility A and Facility C, in aggregate, to be less than US$50 million. If such a utilization notice is provided, the Company will be required to negotiate with the Lenders on the terms on which they would be prepared to continue to provide all or any of the Facilities, and if agreement cannot be reached, the Lenders may cancel the whole or any part of the Facilities and require repayment.

Any downgrade in our credit ratings could result in, among other matters, an increase in the cost of, or a limit on our access to, various forms of credit used in operating our business and the requirement by suppliers for us to provide financial assurance by way of letters of credit.

Coronado Global Resources Inc. Form 10-Q June 30, 202045

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

ITEM 5. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-Q June 30, 202046

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit No.	Description of Document
3.1

Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
15.1	Acknowledgment of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Group Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________________

Coronado Global Resources Inc. Form 10-Q June 30, 202047

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc. (Registrant)

By:	/s/ Ayten Saridas
Ayten Saridas
Group Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: August 10, 2020

Coronado Global Resources Inc. Form 10-Q June 30, 202048