Form 10-Q
period 2020-09-30
Coronado Global Resources Inc.
filed 2020-11-10
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on October 31, 2020, including shares of common stock underlying CDIs, was 138,387,890.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) September 30, 2020	December 31, 2019
Current assets:
Cash and restricted cash		$14,659	$26,553
Trade receivables		187,725	133,297
Related party trade receivables	20	92,043	86,796
Income tax receivable		—	897
Inventories	7	126,929	162,170
Other current assets		47,744	44,109
Total current assets		469,100	453,822
Non-current assets:
Property, plant and equipment, net	8	1,543,397	1,632,788
Right of use asset – operating leases, net	11	21,511	62,566
Goodwill	9	28,008	28,008
Intangible assets, net	9	4,267	5,079
Deposits and reclamation bonds		6,254	12,227
Deferred income tax assets		24,264	2,852
Other non-current assets		13,532	17,512
Total assets		$2,110,333	$2,214,854
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$40,815	$64,392
Accrued expenses and other current liabilities	10	257,447	238,788
Income tax payable		18,033	29,760
Asset retirement obligations		10,731	10,064
Contingent royalty consideration	17	—	688
Contract obligations	14	38,087	36,935
Lease liabilities	11	9,476	29,685
Other current financial liabilities		24,897	5,894
Total current liabilities		399,486	416,206
Non-current liabilities:
Asset retirement obligations		133,324	121,710
Contract obligations	14	181,611	204,877
Deferred consideration liability	15	193,753	174,605
Interest bearing liabilities	13	287,625	330,000
Other financial liabilities		2,405	1,546
Lease liabilities	11	22,120	48,165
Contingent royalty consideration	17	—	855
Deferred income tax liabilities		49,207	47,973
Other non-current liabilities		926	976
Total liabilities		1,270,457	1,346,913
Common stock $0.01 par value; 1,000,000,000 shares authorized, 138,387,890 shares are issued and outstanding as of September 30, 2020 and 96,651,692 shares issued and outstanding as of December 31, 2019		1,384	967
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of September 30, 2020 and December 31, 2019		—	—
Additional paid-in capital		992,075	820,247
Accumulated other comprehensive losses	18	(56,364)	(45,206)
(Accumulated losses) retained earnings		(97,434)	91,712
Coronado Global Resources Inc. stockholders’ equity		839,661	867,720
Noncontrolling interest		215	221
Total stockholders’ equity		839,876	867,941
Total liabilities and stockholders’ equity		$2,110,333	$2,214,854
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 20202

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three Months EndedSeptember 30,		Nine Months EndedSeptember 30,
	Note	2020	2019	2020	2019
Revenues:
Coal revenues	3	$349,686	$422,174	$955,385	$1,341,503
Coal revenues from related parties	3, 20	17,051	103,600	106,169	396,758
Other revenues	3	9,648	10,067	28,497	31,915
Total revenues		376,385	535,841	1,090,051	1,770,176
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		263,858	264,585	745,203	798,281
Depreciation, depletion and amortization		48,693	39,855	135,542	125,134
Freight expenses		50,590	36,973	133,475	126,335
Stanwell rebate		25,157	40,172	82,571	134,846
Other royalties		21,697	35,815	65,151	129,237
Selling, general, and administrative expenses		6,785	8,233	20,138	26,544
Total costs and expenses		416,780	425,633	1,182,080	1,340,377
Operating income		(40,395)	110,208	(92,029)	429,799
Other income (expenses):
Interest expense, net		(12,207)	(9,319)	(36,528)	(26,583)
Impairment of assets	4	—	—	(63,111)	—
Other, net	5	(361)	(1,172)	(4,846)	(130)
Total other income (expense), net		(12,568)	(10,491)	(104,485)	(26,713)
(Loss) income before tax		(52,963)	99,717	(196,514)	403,086
Income tax benefit (expense)	12	11,169	(30,618)	31,525	(119,661)
Net (loss) income		(41,794)	69,099	(164,989)	283,425
Less: Net loss attributable to noncontrolling interest		(2)	(2)	(6)	(6)
Net (loss) income attributable to Coronado Global Resources Inc.		$(41,792)	$69,101	$(164,983)	$283,431
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	18	14,867	(13,128)	461	(14,193)
Net gain (loss) on cash flow hedges, net of tax	18	3,027	(4,167)	(11,619)	2,305
Total other comprehensive income (loss)		17,894	(17,295)	(11,158)	(11,888)
Total comprehensive (loss) income		(23,900)	51,804	(176,147)	271,537
Less: Net loss attributable to noncontrolling interest		(2)	(2)	(6)	(6)
Total comprehensive (loss) income attributable to Coronado Global Resources Inc.		$(23,898)	$51,806	$(176,141)	$271,543

(Loss) earnings per share of common stock
Basic	16	(0.37)	0.71	(1.62)	2.93
Diluted	16	(0.37)	0.71	(1.62)	2.93

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 20203

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

	Common stock		Preferred stock		Additional	Accumulated other	(Accumulated		Total
					paid in	comprehensive	losses) Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	earnings	interest	equity
Balance December 31, 2019	$96,651,692	967	1	—	820,247	(45,206)	91,712	221	867,941
Net loss	—	—	—	—	—	—	(8,863)	(2)	(8,865)
Other comprehensive loss (net of $13,781 tax)	—	—	—	—	—	(87,759)	—	—	(87,759)
Total comprehensive loss	—	—	—	—	—	(87,759)	(8,863)	(2)	(96,624)
Share-based compensation for equity classified awards	—	—	—	—	148	—	—	—	148
Dividends paid	—	—	—	—	—	—	(24,163)	—	(24,163)
Balance March 31, 2020	$96,651,692	967	1	—	820,395	(132,965)	58,686	219	747,302
Net loss	—	—	—	—	—	—	(114,328)	(2)	(114,330)
Other comprehensive income (net of $6,534 tax)	—	—	—	—	—	58,707	—	—	58,707
Total comprehensive income (loss)	—	—	—	—	—	58,707	(114,328)	(2)	(55,623)
Share-based compensation for equity classified awards	—	—	—	—	248	—	—	—	248
Balance June 30, 2020	$96,651,692	967	1	—	820,643	(74,258)	(55,642)	217	691,927
Net income	—	—	—	—	—	—	(41,792)	(2)	(41,794)
Other comprehensive income (net of $1,107 of tax)	—	—	—	—	—	17,894	—	—	17,894
Total comprehensive income	—	—	—	—	—	17,894	(41,792)	(2)	(23,900)
Issuance of common stock, net	41,736,198	417	—	—	171,168	—	—	—	171,585
Share-based compensation for equity classified awards	—	—	—	—	264	—	—	—	264
Balance September 30, 2020	$138,387,890	1,384	1	—	992,075	(56,364)	(97,434)	215	839,876

Coronado Global Resources Inc. Form 10-Q September 30, 20204

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	earnings	interest	equity
Balance December 31, 2018	$96,651,692	967	1	—	1,107,948	(49,609)	194,220	282	1,253,808
Net income	—	—	—	—	—	—	96,820	—	96,820
Other comprehensive income (net of $2,391 tax)	—	—	—	—	—	5,021	—	—	5,021
Total comprehensive income	—	—	—	—	—	5,021	96,820	—	101,841
Dividends paid	—	—	—	—	—	—	(299,682)	—	(299,682)
Balance March 31, 2019	$96,651,692	967	1	—	1,107,948	(44,588)	(8,642)	282	1,055,967
Net income (loss)	—	—	—	—	—	—	117,510	(4)	117,506
Other comprehensive income (net of $383 tax)	—	—	—	—	—	386	—	—	386
Total comprehensive income (loss)	—	—	—	—	—	386	117,510	(4)	117,892
Share-based compensation for equity classified awards	—	—	—	—	93	—	—	—	93
Balance June 30, 2019	$96,651,692	967	1	—	1,108,041	(44,202)	108,868	278	1,173,952
Net income (loss)	—	—	—	—	—	—	69,101	(2)	69,099
Other comprehensive income (net of $1,796 tax)	—	—	—	—	—	(17,295)	—	—	(17,295)
Total comprehensive income (loss)	—	—	—	—	—	(17,295)	69,101	(2)	51,804
Share-based compensation for equity classified awards	—	—	—	—	150	—	—	—	150
Dividends paid	—	—	—	—	—	—	(108,364)	—	(108,364)
Return of capital	—	—	—	—	(288,020)	—	—	—	(288,020)
Balance September 30, 2019	$96,651,692	967	1	—	820,171	(61,497)	69,605	276	829,522

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 20205

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(164,989)	$283,425
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	135,542	125,259
Impairment of assets	63,111	—
Amortization of right of use asset - operating leases	11,092	16,978
Amortization of deferred financing costs	4,134	3,108
Non-cash interest expense	16,180	14,725
Amortization of contract obligations	(23,575)	(25,760)
Loss on disposal of property, plant and equipment	62	(267)
Decrease in contingent royalty consideration	(1,543)	(11,296)
Gain on operating lease derecognition	(1,180)	—
Equity-based compensation expense	660	243
Deferred income taxes	(13,554)	18,031
Reclamation of asset retirement obligations	(2,324)	(2,790)
Change in estimate of asset retirement obligation	—	(125)
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	(63,645)	27,668
Inventories	35,719	(73,741)
Other current assets	(2,912)	(6,310)
Accounts payable	(24,541)	7,675
Accrued expenses and other current liabilities	8,859	13,108
Operating lease liabilities	(12,607)	(18,041)
Change in other liabilities	(2,584)	66,721
Net cash (used in) provided by operating activities	(38,095)	438,611
Cash flows from investing activities:
Capital expenditures	(85,237)	(117,369)
Purchase of deposits and reclamation bonds	(52)	(947)
Redemption of deposits and reclamation bonds	6,026	5
Net cash used in investing activities	(79,263)	(118,311)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities	176,953	422,599
Debt issuance costs and other financing costs	(2,955)	(4,082)
Principal payments on interest bearing liabilities and other financial liabilities	(216,828)	(112,754)
Principal payments on finance lease obligations	(2,387)	(994)
Payment of contingent purchase consideration	—	(17,660)
Dividends paid	(24,162)	(408,046)
Shareholders' distributions	—	(288,020)
Proceeds from stock issuance, net	171,585	—
Net cash provided by (used in) financing activities	102,206	(408,957)
Net decrease in cash and restricted cash	(15,152)	(88,657)
Effect of exchange rate changes on cash and restricted cash	3,258	(1,779)
Cash and restricted cash at beginning of period	26,553	124,881
Cash and restricted cash at end of period	$14,659	$34,445
Supplemental disclosure of cash flow information:
Cash payments for interest	$17,246	$9,244
Cash paid/(Refund) for taxes	$(6,431)	$49,884
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 20206

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

The interim unaudited condensed consolidated financial statements are presented in U.S. dollars, unless otherwise stated. They include the accounts of Coronado Global Resources Inc., its wholly owned subsidiaries and subsidiaries in which it has a controlling interest. References to “US$” or “USD” are references to U.S. dollars. References to “A$” or “AUD” are references to Australian dollars, the lawful currency of the Commonwealth of Australia. The Company, or Coronado, are used interchangeably to refer to Coronado Global Resources Inc. and its subsidiaries, or to Coronado Global Resources Inc., as appropriate to the context. Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2019 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2020.

COVID-19

The COVID-19 global pandemic has continued to result in a challenging working environment which has significantly impacted the demand and price for metallurgical coal. Authorities in many countries around the world have implemented numerous and varying measures to reduce the spread and limit the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, business shutdowns and closures. Many countries have implemented multi-stage policies with the goal of re-opening markets and boosting economic activity. These measures have impacted and will continue to impact our mining operations, our customers, employees, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand for metallurgical coal, increases in operating costs or impacts to our supply chain, and whether measures will result in port closures or border restrictions, each or all of which can impact our ability to produce and sell our coal.

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. The Company formed a COVID-19 taskforce spanning its operations in Australia and the U.S. and proactively enacted stringent preventative measures to ensure the safety and well-being of employees and contractors during the pandemic. These procedures include increased screenings of employees as they arrive at the workplace, strict adherence to hygiene and social distancing guidelines while at work and also a cleaning and sanitization program for equipment and facilities.

Coronado Global Resources Inc. Form 10-Q September 30, 20207

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our operations in the United States, or U.S. Operations, were idled in April and May 2020 due to the COVID-19 induced economic downturn and decline in demand from customers in Europe, South America and North America. While the mines were idled, the Company continued to make shipments to its customers from existing inventories which allowed the Company to meet all customer commitments. On June 1, 2020, the Company resumed operations at the Buchanan and Logan mines. Production at these mines has progressively increased in line with demand, with the Buchanan mine now returning to full operating capacity. The Greenbrier mine remains idle and the Company will continue to monitor market developments to evaluate the duration for which the mine will remain idle. To date, there have been a small number of the Company’s workforce who have tested positive for COVID-19 in our U.S. Operations. The Company has taken all necessary steps to isolate the affected workers and protect the remaining workforce. There has been no material adverse impact to production.

The global economic slowdown resulting from the effects of COVID-19 has sharply reduced the demand for steel in all markets except for China, where steel production remained elevated during the second and third quarter of 2020. Steel demand in China has been supported by large infrastructure investment, with signs of improvement in discretionary steel demand (e.g. automotive) and property. Globally, steel producers in the third quarter restarted blast furnace operations as demand for steel was underpinned by the automotive and constructions sectors. Blast furnace restarts accelerated in September with numerous steel mills returning to operation in Japan, South Korea, Europe and Brazil. Demand for steel in India has risen to near pre-lockdown levels. Overall, the supply and demand constraints in respect of the global impacts of COVID-19 on our operations in Australia, or Australian Operations, has been limited due to the unique position of the Curragh mine as a strategic supplier of ‘base load’ metallurgical coal for coke blends.

In response to the global impacts of COVID-19 on the demand for steel and the resulting impact on the price and demand for metallurgical coal, the Company has taken steps to safeguard its operations, strengthen its balance sheet and increase liquidity by undertaking a capital raising by issuing additional equity on the ASX, reducing capital expenditures and managing operating costs in a disciplined manner. During the third quarter, the Company reduced its net debt by $131.7 million to $273.2 million and had $262.4 million undrawn and available under the Syndicated Facility Agreement, or SFA, subject to a modified liquidity buffer of $50.0 million, and cash balances (excluding restricted cash) of $14.4 million as at September 30, 2020. Refer to Note 6 “Capital Structure” and Note 13 “Interest Bearing Liabilities”.

Due to uncertainties surrounding the impact of the COVID-19 pandemic on global markets into the future, the Company cannot currently predict the extent of any potential material adverse impact to its business, results of operations, financial condition and ability to comply with financial covenants under the SFA.

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

For trade and related party receivables carried at amortized cost, the Company determines ECL on a forward-looking basis. The amount of ECL is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. The Company recognizes the lifetime ECL. The ECL is estimated based on the Company’s historic credit loss experience, adjusted for factors that are specific to the financial asset, general economic conditions, financial asset type, term and an assessment of both the current as well as forecast conditions at the reporting date, modified for credit enhancements such as letters of credit obtained. To measure ECL, trade and related party receivables have been grouped based on shared credit risk characteristics and the days past due.

The Company considers an event of default has occurred when a financial asset is significantly past due or other factors indicate that the debtor is unlikely to pay amounts owed to the Company. A financial asset is credit impaired when there is evidence that the counterparty is in significant financial difficulty or a breach of contract, such as default or past due event

Coronado Global Resources Inc. Form 10-Q September 30, 20208

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3.Segment Information

The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the USA. The Australian Operations comprise the 100%-owned Curragh producing mine complex. The U.S. Operations comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned temporarily idled mine complex (Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate).

Commencing on January 1, 2020, the Company updated its reportable segments to be the country in which they operate, that is Australia and the United States, in order to align with the manner in which its Chief Operating Decision Maker, or CODM, views the Company’s business for purposes of reviewing performance and allocating resources.

Coronado Global Resources Inc. Form 10-Q September 30, 20209

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reportable segment results as of and for the three and nine months ended September 30, 2020 and 2019 are presented below:

	Australia	United States	Other and Corporate	Total
	($ thousands)
Three months ended September 30, 2020
Total revenues	271,413	104,972	—	376,385
Adjusted EBITDA	2,144	14,413	(7,006)	9,551
Net loss	(28,582)	(12,016)	(1,196)	(41,794)
Total assets	1,106,518	952,167	51,648	2,110,333
Capital expenditures	14,574	8,644	92	23,310

Three months ended September 30, 2019
Total revenues	350,505	185,336	—	535,841
Adjusted EBITDA	94,860	63,051	(8,169)	149,742
Net income (loss)	56,379	27,994	(15,274)	69,099
Total assets	1,114,022	1,004,918	49,418	2,168,358
Capital expenditures	22,981	27,961	—	50,942

Nine Months Ended September 30, 2020
Total revenues	744,968	345,083	—	1,090,051
Adjusted EBITDA	8,406	56,153	(20,063)	44,496
Net loss	(51,483)	(76,889)	(36,617)	(164,989)
Total assets	1,106,518	952,167	51,648	2,110,333
Capital expenditures	33,378	50,561	1,298	85,237

Nine Months Ended September 30, 2019
Total revenues	1,144,689	625,487	—	1,770,176
Adjusted EBITDA	366,568	214,662	(26,134)	555,096
Net income (loss)	216,136	105,404	(38,115)	283,425
Total assets	1,114,022	1,004,918	49,418	2,168,358
Capital expenditures	38,407	78,957	5	117,369

Coronado Global Resources Inc. Form 10-Q September 30, 202010

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(US$ thousands)		(US$ thousands)
Net (loss) income	$(41,794)	$69,099	$(164,989)	$283,425
Depreciation, depletion and amortization	48,693	39,855	135,542	125,134
Interest expense (net of income)	12,207	9,319	36,528	26,583
Other foreign exchange losses	1,614	851	5,829	293
Income tax (benefit) expense	(11,169)	30,618	(31,525)	119,661
Impairment of assets	—	—	63,111	—
Consolidated adjusted EBITDA	$9,551	$149,742	$44,496	$555,096

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s reportable segments, as the company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Three months ended September 30, 2020
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups:
Metallurgical coal	233,063	103,401	—	336,464
Thermal coal	29,428	845	—	30,273
Total coal revenue	262,491	104,246	—	366,737
Other(1)	8,922	726	—	9,648
Total	271,413	104,972	—	376,385

	Three months ended September 30, 2019
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups:
Metallurgical coal	318,634	172,284	—	490,918
Thermal coal	23,582	11,274	—	34,856
Total coal revenue	342,216	183,558	—	525,774
Other(1)	8,289	1,778	—	10,067
Total	350,505	185,336	—	535,841

	Nine months ended September 30, 2020
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	640,893	337,599	—	978,492
Thermal coal	80,079	2,983	—	83,062
Total coal revenue	720,972	340,582	—	1,061,554
Other(1)	23,996	4,501	—	28,497
Total	744,968	345,083	—	1,090,051

Coronado Global Resources Inc. Form 10-Q September 30, 202011

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine months ended September 30, 2019
	Australia	United States	Other and Corporate	Total
	($ thousands)
Product Groups
Metallurgical coal	1,046,598	579,818	—	1,626,416
Thermal coal	71,563	40,282	—	111,845
Total coal revenue	1,118,161	620,100	—	1,738,261
Other(1)	26,528	5,387	—	31,915
Total	1,144,689	625,487	—	1,770,176

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

The following costs are reflected in “Impairment of Assets” in the unaudited Consolidated Statement of Operations and Other Comprehensive income for the nine months ended September 30, 2020:

Reportable Segment
(US$ thousands)	United States
Property, plant and equipment, net	$62,481
Right of use asset – operating leases, net	10
Intangible assets, net	620
Total	$63,111

The Company generally does not view short-term declines in metallurgical coal prices in the markets in which it sells its products as a singular indicator of impairment. However, due to the decline in metallurgical coal prices during the first six months of 2020, the resulting impact on business conditions from COVID-19 and the idling of the Greenbrier mine for an undetermined period, there were indications that the carrying value of the Greenbrier mining asset, in the U.S., exceeded its fair value. As at June 30, 2020, the Company performed an impairment assessment in accordance with the rules of ASC 360 – Property, Plant and Equipment, and determined an impairment charge of $63.1 million reducing the carrying value of Greenbrier’s long-lived assets to approximately $50.0 million. This carrying value remained unchanged as at September 30, 2020, but for ongoing depletion and depreciation charges during the quarter, and as such no further impairment charge was recognized for the three months ended September 30, 2020. The fair value of the Greenbrier mining asset was derived using Level 3 inputs and was primarily driven by estimates of future cash flows based on a combination of historical results adjusted to reflect the Company’s best estimate of future market and operating conditions, including its current life of mine plan, and reserve multiple valuation. The Company concluded that no indicators of impairment or requisite charges were required at any of the Company’s other mining assets.

Coronado Global Resources Inc. Form 10-Q September 30, 202012

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Expenses

Other, Net

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(US$ thousands)		(US$ thousands)
Other foreign exchange losses	(1,614)	(851)	(5,829)	(293)
Other income (expenses)	1,253	(321)	983	163
Total Other, net	$(361)	$(1,172)	$(4,846)	$(130)

6. Capital Structure

On August 26, 2020, the Company successfully completed a fully underwritten placement of CDIs on the ASX to institutional investors, or the Placement, together with the institutional component of a fully underwritten 2 for 11 pro-rata accelerated non-renounceable entitlement offer, or the Entitlement Offer. On completion, a total of 398,911,490 fully paid new CDIs (representing a beneficial interest in 39,891,149 shares of common stock) were issued at a price of A$0.60 per CDI, resulting in gross proceeds of $171.7 million (A$239.4 million).

On September 15, 2020, the Company successfully completed the retail component of the Entitlement Offer. On completion, a total 18,450,490 fully paid new CDIs (representing a beneficial interest in 1,845,049 shares of common stock) were issued on the ASX at a price of A$0.60 per CDI, resulting in gross proceeds of $8.1 million (A$11.1 million).

As a result of the Placement and Entitlement Offer, 41,736,198 common stock, par value of $0.01 were issued by the Company.

Total proceeds, net of share issuance costs, of $171.6 million were used to repay a portion of drawn balances under the SFA.

7.Inventories

(US$ thousands)	September 30, 2020	December 31,2019
Raw coal	$25,499	$41,127
Saleable coal	41,678	63,006
Total coal inventories	67,177	104,133
Supplies inventory	59,752	58,037
Total inventories	$126,929	$162,170

8.Property, Plant and Equipment

(US$ thousands)	September 30, 2020	December 31,2019
Land	$27,197	$27,037
Buildings and improvements	83,941	80,658
Plant, machinery, mining equipment and transportation vehicles	965,711	896,392
Mineral rights and reserves	413,755	464,710
Office and computer equipment	5,270	3,977
Mine development	526,492	497,439
Asset retirement obligation asset	82,877	81,520
Construction in process	45,727	80,646
	2,150,970	2,132,379
Less accumulated depreciation, depletion and amortization	607,573	499,591
Net property, plant and equipment	$1,543,397	$1,632,788

Coronado Global Resources Inc. Form 10-Q September 30, 202013

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Goodwill and Other Intangible Assets

(a) Acquired Intangible Assets

	September 30, 2020
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Logan	15	1,642	815	827
Mining permits - Buchanan	28	4,000	560	3,440
Total intangible assets		$5,642	$1,375	$4,267

	December 31, 2019
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$840	$660
Mining permits - Logan	15	1,642	756	886
Mining permits - Buchanan	28	4,000	467	3,533
Total intangible assets		$7,142	$2,063	$5,079

Amortization expense is charged using the straight-line method over the useful lives of the respective intangible asset. The aggregate amount of amortization expense for amortizing intangible assets for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. The aggregate amount of amortization expense for amortizing intangible assets for the nine months ended September 30, 2020 and 2019 was $0.2 million and $0.2 million, respectively.

Mining permit intangible assets relating to Greenbrier with a carrying value of $0.6 million were fully impaired as at June 30, 2020. Refer to Note 4 “Impairment of assets” for further disclosure.

(b) Goodwill

In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. The balance of goodwill as at both September 30, 2020 and December 31, 2019 was $28.0 million.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(US$ thousands)	September 30, 2020	December 31,2019
Wages and employee benefits	$58,660	$61,008
Taxes other than income taxes	8,895	3,899
Accrued royalties	36,670	43,468
Accrued freight costs	33,829	30,416
Accrued mining fees	71,556	49,027
Acquisition related accruals	30,564	30,190
Other liabilities	17,273	20,780
Total accrued expenses and other current liabilities	$257,447	$238,788

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $30.6 million (A$43.0 million). This amount was outstanding as at September 30, 2020 and December 31, 2019 pending assessment by the Office of State Revenue in Queensland, Australia.

Coronado Global Resources Inc. Form 10-Q September 30, 202014

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.Leases

From time to time, the Company enters into mining services contracts which may include embedded leases of mining equipment and other contractual agreements to lease mining equipment and facilities. Based upon the Company’s assessment of the terms of a specific lease agreement, the Company classifies a lease as either finance or operating.

On March 31, 2020, the Company amended one of its mining services contracts for mining equipment assets used to provide mining services. On execution of the amendment, right of use assets of $25.9 million and lease liabilities of $27.0 million were derecognized. These mining equipment assets were previously deemed leased assets embedded within the mining service contract.

Information related to the Company’s right-of use assets and related lease liabilities are as follows:

	Three Months Ended		Nine Months Ended
(US$ thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease costs	$3,300	$7,671	$14,650	$20,532
Cash paid for operating lease liabilities	2,233	6,968	12,607	18,041

Finance lease costs:
Amortization of right of use assets	619	627	1,618	1,848
Interest on lease liabilities	19	47	88	155
Total finance lease costs	$638	$674	$1,706	$2,003

(US$ thousands)	September 30, 2020	December 31,2019
Operating leases:
Operating lease right-of-use assets	$21,511	$62,566

Finance leases:
Property and equipment	4,402	7,881
Accumulated depreciation	(3,645)	(5,144)
Property and equipment, net	757	2,737

Current operating lease obligations	9,382	27,204
Operating lease liabilities, less current portion	22,120	48,165
Total operating lease liabilities	31,502	75,369

Current finance lease obligations	94	2,481

Total Lease liability	$31,596	$77,850

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term (Years)
Weighted average remaining lease term – finance leases	0.08	0.67
Weighted average remaining lease term – operating leases	3.47	2.89

Weighted Average Discount Rate
Weighted discount rate – finance lease	6.25%	6.25%
Weighted discount rate – operating lease	7.95%	8.00%

Coronado Global Resources Inc. Form 10-Q September 30, 202015

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s operating leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the terms deemed reasonable to exercise. Maturities of lease liabilities as at September 30, 2020, are as follows:

(US$ thousands)	Operating Lease	Finance Lease
Year ending December 31,
2020	$3,286	$94
2021	10,176	—
2022	9,061	—
2023	9,223	—
2024	2,925	—
Thereafter	1,650	—
Total lease payments	36,321	94
Less imputed interest	(4,819)	—
Total lease liability	$31,502	$94

12.Income Taxes

For the nine months ended September 30, 2020 and 2019, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2020 effective tax rate is 16.0%. The Company had an income tax benefit of $31.5 million for the nine months ended September 30, 2020, comprising a discrete income tax benefit of $4.1 million and income tax benefit of $27.4 million based on a loss before tax of $196.5 million.

Income tax expense of $119.7 million for the nine months ended September 30, 2019 was calculated based on an effective tax rate of 29.7% for the period.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company had $14.2 million of unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.

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

As there was U.S. taxable income in tax years 2018 and 2019, the Company will be able to carryback the 2020 losses in order to receive a refund of taxes assessed in these tax years of approximately $11.3 million.

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

On August 12, 2020, the Company secured a further waiver extension, or the waiver, of its financial covenants to September 30, 2021, or the waiver period. The waiver was conditional upon the successful completion of a minimum equity raising, satisfied by the completion of the Placement and the institutional component of the Entitlement Offer on August 26, 2020.

Coronado Global Resources Inc. Form 10-Q September 30, 202016

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the waiver extension agreement, the Company’s credit facility will be permanently reduced in three steps by $25.0 million each, in February, May and August 2021. At the end of, or after the waiver period, a breach of financial covenants will constitute an event of default under the SFA and all amounts outstanding at that point may become due and payable. The terms of the SFA will revert to the originally agreed terms at the end of the waiver period.

The availability to fully draw down under the SFA is subject to a modified liquidity buffer of $50.0 million, leading to a review event process if amounts within this buffer are drawn down during the extended waiver period (i.e. before 30 September 2021). However, lender consent required to access the remaining $50.0 million was removed as part of the recent waiver extension.

During the three months ended September 30, 2020, the Company completed the Placement and the Entitlement Offer comprising the issue of CDIs on the ASX raising net proceeds of $171.6 million. Refer to Note 6 “Capital Structure”. The funds raised were used to repay a portion of drawn balances under the SFA.

As at September 30, 2020 the Company met its undertakings under the SFA (as modified and waived in accordance with the terms of the waiver). The Company is continuing to pursue a number of strategic initiatives to strengthen its liquidity. These steps are expected to ensure the continuing availability of the SFA beyond September 30, 2021.

During the nine months ended September 30, 2020, the Company borrowed a total amount of $165.0 million under the SFA for working capital and corporate purposes. Repayments of $207.4 million were made during the nine months ended September 30, 2020.

The total interest bearing liabilities outstanding under the SFA was $287.6 million and $ 330.0 million as at September 30, 2020 and December 31, 2019, respectively.

14.Contract Obligations

The following is a summary of the contract obligations as of September 30, 2020:

(US$ thousands)	Current	Non-current	Total
Coal leases contract liability	$843	$20,859	$21,702
Stanwell below market coal supply agreement	37,244	160,752	197,996
	$38,087	$181,611	$219,698

The following is a summary of the contract obligations as of December 31, 2019:

(US$ thousands)	Current	Non-current	Total
Coal leases contract liability	843	21,312	22,155
Stanwell below market coal supply agreement	36,092	183,565	219,657
	$36,935	$204,877	$241,812

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

(US$ thousands)	September 30, 2020	December 31,2019
Stanwell Reserved Area deferred consideration	$193,753	$174,605
	$193,753	$174,605

Coronado Global Resources Inc. Form 10-Q September 30, 202017

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
(US$ thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net (loss) income	$(41,794)	$69,099	$(164,989)	$283,425
Less: Net loss attributable to Non-controlling interest	(2)	(2)	(6)	(6)
Net (loss) income attributable to Company stockholders	$(41,792)	$69,101	$(164,983)	$283,431

Denominator (in thousands):
Weighted-average shares of common stock outstanding	112,582	96,652	102,001	96,652
Effects of dilutive shares	—	2	-	2
Weighted average diluted shares of common stock outstanding	112,582	96,654	102,001	96,654
Earnings Per Share (US$):
Basic	(0.37)	0.71	(1.62)	2.93
Dilutive	(0.37)	0.71	(1.62)	2.93

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

Forward fuel contracts

In 2019, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel that is used, or expects to be used, at its operations in Australia, or Australian Operations, during 2020. During the nine months period ended September 30, 2020, the Company entered into additional derivative contracts in relation to diesel fuel that it expects to consume at its Australian Operations during 2021. The aggregate notional value for all outstanding forward diesel fuel derivative contracts designated as cash flow hedges were $66.4 million at September 30, 2020.

Unrealized losses, net of tax, recognized in “Accumulated other comprehensive loss” as at September 30, 2020, are expected to be recognized into “Cost of coal revenues” in the Unaudited Condensed Statements of Operations and Comprehensive Income, $15.0 million within the next 12 months and $2.4 million within 3 months thereafter, when the hedged transaction impacts income. Refer to Note 18 “Other comprehensive loss” for further disclosure.

Forward foreign currency contracts

The Australian Operations utilize the cash it generates from its US$ denominated coal sales revenue to fund its operating costs, which are predominantly in A$. The Company enters into forward foreign currency contracts to hedge its foreign exchange exposure on a portion of the US$ denominated coal sales revenue at Curragh, whose functional currency is A$.

The aggregated notional amount of the outstanding forward foreign currency derivative contracts designated as cash flow hedges were $24.6 million as at September 30, 2020. The unrealized gain of $1.0 million, net of tax, recognized in “Accumulated other comprehensive loss” at September 30, 2020, is expected to be recognized into “Coal revenues” in the

Coronado Global Resources Inc. Form 10-Q September 30, 202018

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Condensed Statements of Operations and Comprehensive Income within the next 3 months, when the hedged transaction impacts income. Refer to Note 18 “Other comprehensive loss” for further disclosure.

During the nine months period ended September 30, 2020, the Company entered into additional forward foreign currency derivative contracts to manage its exposure to US$ at the Australian Operations. The aggregate notional amount for the outstanding forward foreign currency derivative contracts was $26.5 million at September 30, 2020. The Unrealized gain of $1.6 million, net of tax, as at September 30, 2020, will be recognized in “Other, net” in the Unaudited Condensed Statements of Operations and Comprehensive Income within the next 3 months.

The fair value of foreign currency and diesel fuel derivatives reflected in the accompanying unaudited Condensed Consolidated Balance Sheet are set forth in the table below:

		September 30, 2020		December 31, 2019
(US$ thousands)	Classification	Derivative asset	Derivative liability	Derivative asset	Derivative liability
Forward fuel contracts	Other current assets	—	—	3,180	—
	Other current financial liabilities	—	14,955	—	—
	Other non-current financial liabilities	—	2,363	—	—

Forward foreign currency contracts	Other current assets	2,611	—	953	—

		2,611	17,318	4,133	—

The following table presents our details of foreign currency and diesel fuel outstanding contracts:

	September 30, 2020			December 31, 2019
	Notional amount (thousands)	Unit of measure	Varying maturity dates	Notional amount (thousands)	Unit of measure	Varying maturity dates
Forward fuel contracts	165,999	Liters	October 2020 - December 2021	121,957	Liters	January 2020 – December 2020

Forward foreign currency contracts	51,166	US$	October 2020 - December 2020	24,300	US$	January 2020 – March 2020

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

Coronado Global Resources Inc. Form 10-Q September 30, 202019

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis

As of September 30, 2020, the Company has the following liabilities that are required to be measured at fair value on a recurring basis:

• Forward fuel contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

• Foreign currency forward contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

• Contingent royalty: fair value is determined using the projected cash flow modelling technique (Level 3)

The following tables set forth the hierarchy of the Company’s net financial liabilities positions for which fair value is measured on a recurring basis as of September 30, 2020:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$(17,318)	$—	$(17,318)
Forward foreign currency contracts	—	2,611	—	2,611
	$—	$(14,707)	$—	$(14,707)

The Company’s net financial liability positions for which fair value is measured on a recurring basis as of December 31, 2019 was as follows:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$3,180	$—	$3,180
Forward foreign currency contracts	—	953	—	953
Contingent royalty	—	—	(1,543)	(1,543)
	$—	$4,133	$(1,543)	$2,590

Contingent Royalty Consideration

Key assumptions in the valuation include the gross sales price forecast, export volume forecast, volatility, the risk-free rate, and credit-spread of the Company.

Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands)	Fair value at September 30, 2020	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability	$—	Projected cash flows	Gross sales price forecast per ton	$75.3 to $91.1 ($84.5)
			Export volume forecast (000’s)	2,121 tons over 6 months

Given the remaining period of the Contingent Royalty obligation is short-term (six months to March 31, 2021), the valuation technique has been changed from Black-Scholes Option model to projected cash flows.

As a result of the decline in market coal price and the increase of the agreed floor price as the agreement reaches maturity, the Company's projected cash flows resulted in no Contingent royalty liability as at September 30, 2020.

Value Share Mechanism

As part of the acquisition of Curragh on March 29, 2018, the Company agreed to pay a 25% royalty to the seller on sales from metallurgical coal mined at Curragh over a two-year period in the form of a Value Share Mechanism, or VSM. The VSM expired at the end of March 2020. There were no VSM payments during the nine months period ended September 30, 2020.

Coronado Global Resources Inc. Form 10-Q September 30, 202020

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of September 30, 2020 and December 31, 2019:

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

18. Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consisted of the following at September 30, 2020:

		Net unrealized gain (loss)
(US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Cash flow foreign currency hedges	Total
Balance at December 31, 2019	(48,265)	2,378	681	(45,206)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	461	(33,157)	(2,284)	(34,980)
Loss reclassified from accumulated other comprehensive income (loss)	—	15,441	2,241	17,682
Tax effects	—	6,149	(9)	6,140
Total net current-period other comprehensive gain (loss)	461	(11,567)	(52)	(11,158)
Balance at September 30, 2020	(47,804)	(9,189)	629	(56,364)

19.Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2020	2,301
2021	5,402
2022	5,235
2023	5,159
2024	5,031
Thereafter	25,775
Total	48,903

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of September 30, 2020, purchase commitments for capital expenditures were $24.7 million, all of which is obligated within the next 12 months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years. In the U.S., the Company typically negotiates its rail and coal terminal access on an annual basis. As of September 30, 2020, these Australian

Coronado Global Resources Inc. Form 10-Q September 30, 202021

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and U.S. commitments under take-or-pay arrangements totaled $1.5 billion, of which approximately $111.6 million is obligated within the next year.

20. Related‑Party Transactions

Xcoal

During the three and nine months ended September 30, 2020, the Company sold coal to Xcoal Energy and Resources, or Xcoal, an entity associated with Non-Executive director, Mr. Ernie Thrasher. Revenues from Xcoal of $17.1 million and $103.6 million, respectively, are recorded as “Coal revenues from related parties” in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended September 30, 2020 and 2019. Revenues from Xcoal of $106.2 million and $396.8 million, respectively, are recorded as coal revenues in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2020 and 2019. During the three and nine months ended September 30, 2020, the Company purchased coal from Xcoal totalling $2.4 million and $10.3 million, respectively, and the corresponding payable was offset against trade receivables from Xcoal. The cost of purchasing coal from Xcoal is recorded within “Cost of coal revenues” in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

At September 30, 2020, amounts due from Xcoal in respect of coal sales were $92.0 million. At December 31, 2019, amounts due from Xcoal in respect of coal sales were $86.8 million. At September 30, 2020, the Company expects to receive all outstanding related party trade receivables amounts within twelve months and as such any ECL is regarded as insignificant. Subsequent to September 30, 2020, the Company has collected $6.8 million in respect of its related party trade receivables reducing the outstanding balance to $85.2 million as at October 31, 2020. The Company has not recognised any bad debt expense from Xcoal in the three and nine months ended September 30, 2020 and 2019.

21.Contingencies

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

Facility B of the SFA provides A$130 million for issuing multicurrency bank guarantees. At September 30, 2020, Facility B of the SFA had been utilized to issue A$93.3 million of bank guarantees on behalf of the Company.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation and workers’ compensation obligations. The Company can also use bank letters of credit to collateralize certain obligations. As of September 30, 2020, the Company had outstanding surety bonds of $32.3 million, to secure various obligations and commitments.

Coronado Curragh Pty Ltd, or Curragh, is a co-appellant to proceedings in the Queensland Supreme Court brought by Aurizon. Aurizon’s claim relates to costs relating to Curragh’s and other defendants’ liability to make “WIRP Fee” payments under the Wiggins Island Rail Project Deed, or WIRP Deed. The trial for this matter concluded in September 2018 and judgement was delivered by the Supreme Court in July 2019. Ultimately, Aurizon was successful in that trial and a determination was made that a WIRP Fee is payable by the defendants under the WIRP Deed. The defendants appealed the decision to the Queensland Court of Appeal and the appeal hearing was held in March 2020. On September 1, 2020, judgement was delivered by the Queensland Court of Appeal with a determination that the WIRP Fee is payable by Curragh (and the other co-defendants) and that the defendants are obliged to pay Aurizon’s costs of the trial and the appeal litigation. Curragh and the co-defendants have not applied for special leave to appeal the decision to the High Court of Australia which means the proceedings are now at an end. However, there remain unresolved issues between the parties about when the WIRP Fee became payable and the adjustments applicable to the calculation of the quantum of the Base WIRP Fee which may give rise to further disputes between the parties, unless agreement can be reached. Final resolution of this dispute and the above unresolved matters will also result in the Curragh’s below rail access to the Wiggins Island Coal Export Terminal (of 1.5 MMtpa) becoming a firm contractual capacity entitlement (and the subject of the take-or-pay access agreement). The Company’s unaudited Condensed Consolidated Balance Sheet includes an estimated loss contingency associated with these proceedings of approximately $5.9 million as at September 30, 2020, which is unadjusted (pending final determination or resolution) for the relevant adjustments applicable under the WIRP Deed. This estimated loss contingency includes an estimated amount in respect of Curragh’s share of the Aurizon’s legal costs relating to the proceedings, which are yet to be determined or agreed.

From time to time, the Company becomes a party to other legal proceedings in the ordinary course of business in Australia, the U.S. and other countries where the Company does business. Based on current information, the Company believes that

Coronado Global Resources Inc. Form 10-Q September 30, 202022

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Coronado Global Resources Inc. Form 10-Q September 30, 202023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coronado Global Resources Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Coronado Global Resources Inc. (the Company) as of September 30, 2020, the related condensed consolidated statements of operation and comprehensive income, stockholders’ equity and cash flows for the three-month and nine-month periods ended September 30, 2020 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The condensed consolidated financial information of the Company for the three-month and nine-month periods ended September 30, 2019, were reviewed by other auditors whose report dated November 7, 2019 stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles. The consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes (not presented herein) were audited by other auditors whose report dated February 24, 2020 expressed an unqualified opinion on those statements.

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

/s/ Ernst & Young

Brisbane, Australia

November 10, 2020.

Coronado Global Resources Inc. Form 10-Q September 30, 202024

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

• our indebtedness and ability to comply with the covenants and other undertakings under the agreements governing such indebtedness;

• our ability to collect payments from our customers depending on their creditworthiness, contractual performance or otherwise;

• the prices we receive for our coal;

• the demand for steel products, which impacts the demand for our metallurgical, or Met, coals;

• risks inherent to mining;

• the loss of, or significant reduction in, purchases by our largest customers;

Coronado Global Resources Inc. Form 10-Q September 30, 202025

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

See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC and ASX on May 8, 2020, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements, as well as others made in this Quarterly Report on Form 10-Q and hereafter in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

Coronado Global Resources Inc. Form 10-Q September 30, 202026

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

Our Australian Operations comprise the 100%-owned Curragh producing mine complex. Our U.S. Operations comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned temporarily idled mine complex (Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate). In addition to Met coal, our Australian Operations sell thermal coal domestically, which is used to generate electricity, to Stanwell Corporation Limited, or Stanwell. Our U.S. Operations primarily focuses on the production of Met coal for the North American domestic and seaborne export markets and also produce and sell some thermal coal that is extracted in the process of mining Met coal.

For the nine months ended September 30, 2020, we produced 12.6 MMt and sold 13.2 MMt of coal. Met coal and thermal coal sales represented approximately 79.5% and 20.5%, respectively, of our total volume of coal sold and approximately 92.0% and 8.0% respectively, of total coal revenues, for the nine months ended September 30, 2020.

Our results for the nine months ended September 30, 2020, were adversely impacted by (1) a fatal injury to an employee of one of our contractors at our Australian Operations which resulted in temporary suspension of mining activities during January and February that resulted in lower production and lower sales volumes, (2) wet weather conditions in Australia which disrupted certain mining and logistics activities, (3) a delay in resolution of the United States and China trade dispute, which limited export sales to China, (4) the impact of COVID-19 on global Met coal demand resulting in the temporary idling of the U.S. Operations in April and May 2020 and implementation of preventative measures at all our operations to protect our employees from the pandemic. These impacted operating efficiencies and resulted in lower production and lower realized prices. The Buchanan and Logan mines resumed operations on June 1, 2020, while the Greenbrier mine remains temporarily idled until market conditions improve. Despite these adverse conditions, our results benefited from lower gross cost and capital expenditure across our business.

From our Australian Operations, production and sales volumes were lower for the nine months ended September 30, 2020 compared to the same period in 2019. Coal sales volumes decreased 0.3 MMt, or 3.1%. Lower sales volumes combined with lower average realized prices per Mt resulted in a reduction in coal revenues by 35.5% compared to the prior comparative period. Operating costs for the nine months ended September 30, 2020 were $40.3 million, or 5.2% lower compared to the corresponding period in 2019, resulting in a favorable reduction in Operating costs per Mt sold of $1.7 per ton. Year to date results benefited from strong performance for the three months ended September 30, 2020, for which the Curragh mine realized record saleable production and sales volume tonnages from an improvement in performance and mobilization of additional fleets to recover lost production and overburden from the first half of 2020.

From our U.S. Operations, production and sales volumes were lower for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the impacts of COVID-19 and subsequent idling of operations in April and May. Coal sales volumes decreased 1.8 MMt, or 30.6%. Coal revenues decreased by 45.1% compared to the prior comparative period due to lower sales volumes and lower average realized prices per Mt sold. To mitigate the revenue decline, Operating costs for the nine months ended September 30, 2020 were $122.0 million, or 29.7% favorable compared to the corresponding period in 2019. These effective cost controls realized a reduction in Mining cost and Operating costs per Mt sold compared to the prior corresponding period.

During the nine months period ended September 30, 2020, we recognized an impairment charge of $63.1 million related to the Greenbrier mine.

COVID-19

The COVID-19 global pandemic has continued to result in a challenging working environment which has significantly impacted the demand and price for Met coal. Authorities in many countries around the world have implemented numerous and varying measures to reduce the spread and limit the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, business shutdowns and closures. Many countries have implemented multi-stage policies with the goal of re-opening markets and boosting economic activity. These measures have impacted and will continue to impact our mining operations, our customers, employees, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand for Met coal, increases in operating costs or impacts to our supply chain, and whether measures will result in port closures or border restrictions, each or all of which can impact our ability to produce and sell our coal.

Coronado Global Resources Inc. Form 10-Q September 30, 202027

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. The Company formed a COVID-19 taskforce spanning its Australian and U.S. operations and proactively enacted stringent preventative measures to ensure the safety and well-being of employees and contractors during the pandemic. These procedures include increased screenings of employees as they arrive at the workplace, strict adherence to hygiene and social distancing guidelines while at work and also a cleaning and sanitization program for equipment and facilities.

Our U.S. Operations were idled in April and May 2020 due to the COVID-19 induced economic downturn and decline in demand from customers in Europe, South America and North America. While the mines were idled, the Company continued to make shipments to its customers from existing inventories which allowed the Company to meet all customer commitments. On June 1, 2020, the Company resumed operations at the Buchanan and Logan mines. Production at these mines has progressively increased in line with demand and it is expected that operations will return to 2019 levels before the end of the year. The Greenbrier mine remains idle and the Company will continue to monitor market developments to evaluate the duration for which the mine will remain idle. To date, there have been a small number of the Company’s workforce who have tested positive for COVID-19 in our U.S. Operations. The Company has taken all necessary steps to isolate the affected workers and protect the remaining workforce. There has been no material adverse impact to production.

The global economic slowdown resulting from the effects of COVID-19 has sharply reduced the demand for steel in all markets except for China, where steel production remained elevated during the second and third quarter of 2020. Steel demand in China has been supported by large infrastructure investment, with signs of improvement in discretionary steel demand (e.g. automotive) and property. Globally, steel producers in the third quarter restarted blast furnace operations as demand for steel was underpinned by the automotive and constructions sectors. Blast furnace restarts accelerated in September with numerous steel mills returning to operation in Japan, South Korea, Europe and Brazil. Demand for steel in India has risen to near pre-lockdown levels. Overall, the supply and demand constraints in respect of the global impacts of COVID-19 on our Australian Operations has been limited due to the unique position of the Curragh mine as a strategic supplier of ‘base load’ Met coal for coke blends.

In response to the global impacts of COVID-19 on the demand for steel and the resulting impact on the price and demand for Met coal, the Company has taken steps to safeguard its operations, strengthen its balance sheet and increase liquidity by undertaking a capital raising by issuing additional equity on the ASX, reducing capital expenditures and managing operating costs in a disciplined manner.

Due to the impact of COVID-19, we expect our results of operations for fiscal year 2020 to be significantly below our historical performance.

Syndicated Facility Agreement covenant waivers

On May 25, 2020 the Company concluded an agreement with lenders under the SFA to waive compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021. On August 12, 2020, the Company executed a Second Syndicated Facility Agreement Waiver Letter, or Second Waiver Letter, which extends the waiver of its financial covenants to September 30, 2021. The extension was conditional upon the successful completion of a minimum equity raising, satisfied by the completion of the Placement and the institutional component of the Entitlement Offer on August 26, 2020. As part of the waiver extension agreement, the Company’s credit facility will be permanently reduced in three steps by $25.0 million each, in February, May and August 2021.

The waiver provides additional flexibility to work through this period of significant uncertainty, lower demand and pricing for Met coal that has been brought about by the global COVID-19 pandemic. During the waiver period the Company will have additional reporting undertakings and additional restrictions on certain terms and conditions, including in relation to divestments, dividends and new indebtedness. During the waiver period we are required to provide additional financial information to the lenders each month and have agreed to limit financial indebtedness and asset sales that are not pre-approved by lenders. See “Liquidity and Capital Resources-Liquidity-Secured Credit Facilities” below for more details.

Equity Raise on the ASX

During the quarter ended September 30, 2020, the Company undertook the Placement and the Entitlement Offer issuing CDIs on the ASX which raised net proceeds of $171.6 million. Refer to Note 6 “Capital Structure” to the unaudited condensed consolidated financial statements included in Part I, Item 1. The funds raised were used to repay a portion of drawn balances under the SFA during the three months ended September 30, 2020.

Segment Reporting

In accordance with Accounting Standards Codification, or ASC, 280, Segment Reporting, we have adopted the following reporting segments: Australia and the United States. In addition, “Other and Corporate” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 202028

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Summary

The financial and operational highlights for the three months ended September 30, 2020:

• Record quarterly saleable production of 3.6 MMt and sales volume of 3.6 MMt from the Australian Operations (Curragh Mine) in the three months ended September 30, 2020.

• Sales volume for the group totaled 4.9 MMt for the three months ended September 30, 2020, which was in line with the three months ended September 30, 2019 but represented a 1.1 MMt or 27% increase compared to the preceding three months ended June 30, 2020.

Coronado Global Resources Inc. Form 10-Q September 30, 202029

• Net income decreased by $110.9 million for the three months ended September 30, 2020, when compared to $69.1 million for the three months ended September 30, 2019, generating a net loss of $41.8 million for the current quarter. The decrease was primarily due to lower coal sales revenues due to lower market pricing, partially offset by lower operating costs and an income tax benefit.

• Lower coal market prices during the three months ended September 30, 2020 resulted in average realized Met coal pricing of $86.0 per Mt sold, 31.7% lower compared to the three months ended September 30, 2019.

• Adjusted EBITDA for the three months ended September 30, 2020, of $9.6 million, a decrease of $140.2 million, from Adjusted EBITDA of $149.7 million for the three months ended September 30, 2019.

• As at September 30, 2020 the company had $287.6 million of external borrowings outstanding and cash on hand of $14.4 million (excluding restricted cash).

	For Three months ended September 30,
	($ in thousands)
	2020	2019	Change	%
Revenues:
Coal revenues	366,737	525,774	(159,037)	(30.2%)
Other revenues	9,648	10,067	(419)	(4.2%)
Total revenues	376,385	535,841	(159,456)	(29.8%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	263,858	264,585	(727)	(0.3%)
Depreciation, depletion and amortization	48,693	39,855	8,838	22.2%
Freight expenses	50,590	36,973	13,617	36.8%
Stanwell rebate	25,157	40,172	(15,015)	(37.4%)
Other royalties	21,697	35,815	(14,118)	(39.4%)
Selling, general, and administrative expenses	6,785	8,233	(1,448)	(17.6%)
Total costs and expenses	416,780	425,633	(8,853)	(2.1%)
Operating (loss) income	(40,395)	110,208	(150,603)	(136.7%)
Other income (expenses):
Interest expense, net	(12,207)	(9,319)	(2,888)	31.0%
Other, net	(361)	(1,172)	811	(69.2%)
Total other income (expense), net	(12,568)	(10,491)	(2,077)	19.8%
Net (loss) income before tax	(52,963)	99,717	(152,680)	(153.1%)
Income tax benefit (expense)	11,169	(30,618)	41,787	(136.5%)
Net (loss) income	(41,794)	69,099	(110,893)	(160.5%)
Less: Net loss attributable to noncontrolling interest	(2)	(2)	—	—
Net (loss) income attributable to Coronado Global Resources, Inc.	(41,792)	69,101	(110,893)	(160.5%)

Coal Revenues

Coal revenues were $366.7 million for the three months ended September 30, 2020, a decrease of $159.0 million, compared to $525.8 million for the three months ended September 30, 2019. This decrease was driven by a lower average realized Met coal price for the three months to September 30, 2020, of $86.0 per Mt sold, a reduction of $39.9 per Mt sold compared to $125.9 per Mt sold for the same period in 2019, due to softer coal market conditions and lower index prices.

Sales volume of 4.9 MMt for the three months ended September 30, 2020, was in line with the three months ended September 30, 2019. Our Australian Operations realized record sales volume, on the back of record production, for the three months ended September 30, 2020, an increase of 0.5 MMt compared to same period in 2019, while sales volume at our U.S. Operations decreased by 0.5 MMt as a result softer market conditions related to COVID-19 and import restrictions into China.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues comprise of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues was $263.9 million for the three months ended September 30, 2020, a decrease of $0.1 million, or 0.3%, as

Coronado Global Resources Inc. Form 10-Q September 30, 202030

compared to $264.6 million for the three months ended September 30, 2019. The cost of coal revenues for our U.S. Operations decreased $32.8 million due to reduced operating capacity in response to the COVID-19 pandemic. This decrease was offset by an increase in cost of coal revenues of $32.1 million for our Australian Operations driven by additional fleets mobilized to partly recover lost production from the first half of 2020.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $48.7 million for the three months ended September 30, 2020, an increase of $8.8 million, as compared to $39.9 million for the three months ended September 30, 2019. The increase was largely driven by additional equipment brought into service during the twelve months since September 30, 2019.

Freight Expenses

Freight expenses primarily relate to the Australian operations and relate to costs associated with take-or-pay commitments for rail and port providers and demurrage costs. Freight expenses totaled $50.6 million for the three months ended September 30, 2020, an increase of $13.6 million, as compared to $37.0 million for the three months ended September 30, 2019. Curragh’s freight costs contributed $12.3 million to this increase driven by higher sales volumes which resulted in higher rail and port charges. The remaining increase related to our U.S. Operations where coal sales under certain contracts required delivery to port were higher in the three months ended September 30, 2020, compared to the same period in 2019.

Stanwell Rebate

The Stanwell rebate was $25.2 million for the three months ended September 30, 2020, a decrease of $15.0 million, as compared to $40.2 million for the three months ended September 30, 2019. The decrease was largely driven by lower realized coal pricing during 2020 partially offset by unfavorable average foreign exchange rate on translation of A$/US$: 0.72 for the three months ended September 30, 2020 compared 0.68 to the same period in 2019.

Other Royalties

Other royalties were $21.7 million in the three months ended September 30, 2020, a decrease of $14.1 million, as compared to $35.8 million in the three months ended September 30, 2019. Lower royalties were a product of lower coal sales revenues for the three months ended September 30, 2020, compared to the same period in 2019.

Selling, General, and Administrative Expenses

Selling, general and administrative costs were $6.8 million for the three months ended September 30, 2020, a decrease of $1.4 million, as compared to $8.2 million for the three months to September 30, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Interest Expense, net

Interest expense, net of $12.2 million for the three months ended September 30, 2020, increased $2.9 million, as compared to $9.3 million for the three months ended September 30, 2019. The increase in interest expense was due to higher average interest-bearing liabilities for the three months to September 30, 2020, compared to the same period in 2019.

Income tax benefit (expense)

Income tax benefit of $11.2 million for the three months ended September 30, 2020, increased by $41.8 million, as compared to a tax expense of $30.6 million for the three months ended September 30, 2019. An income tax benefit is realized at September 30, 2020 on account of the company incurring a net loss for the period.

Coronado Global Resources Inc. Form 10-Q September 30, 202031

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Summary

The financial and operational highlights for the nine months ended September 30, 2020:

• Sales volume totaled 13.2 MMt for the nine months ended September 30, 2020, or 2.1 MMt lower than the nine months ended September 30, 2019. Sales volumes were impacted by the idling of the U.S Operations for two months in response to the demand contractions brought on by COVID-19 and the fatality in January 2020 at our Australian Operations impacting production mainly in the first quarter, and other wet weather and sequencing issues at the Curragh mine in the first half of 2020.

• Net income decreased by $448.4 million, from $283.4 million for the nine months ended September 30, 2019, to a net loss of $165.0 million for the nine months ended September 30, 2020. The decrease was primarily due to lower coal sales revenues and the impact of the non-cash impairment charge at Greenbrier, partially offset by lower operating costs and an income tax benefit.

• Lower coal market prices during the nine months ended September 30, 2020, resulted in average realized Met coal pricing of $93.1 per Mt sold, 30.4% lower compared to the nine months ended September 30, 2019.

• Adjusted EBITDA for the nine months ended September 30, 2020, totaled $44.5 million, a decrease of $510.6 million, from Adjusted EBITDA of $555.1 million for the nine months ended September 30, 2019.

• Cash used in operating activities was $38.1 million for the nine months ended September 30, 2020, a decrease of $476.7 million compared to cash generated of $438.6 million for the nine months ended September 30, 2019.

• During the nine months ended September 30, 2020, the Company declared and paid dividends of $24.2 million in the first quarter of 2020, prior to COVID-19 pandemic, which was funded by available cash and external borrowings. As at September 30, 2020 the company had $287.6 million of external borrowings outstanding.

• As of September 30, 2020, the Company’s cash on hand was $14.4 million (excluding restricted cash).

	For Nine months ended September 30,
	($ in thousands)
	2020	2019	Change	%
Revenues:
Coal revenues	1,061,554	1,738,261	(676,707)	(38.9%)
Other revenues	28,497	31,915	(3,418)	(10.7%)
Total revenues	1,090,051	1,770,176	(680,125)	(38.4%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	745,203	798,281	(53,078)	(6.6%)
Depreciation, depletion and amortization	135,542	125,134	10,408	8.3%
Freight expenses	133,475	126,335	7,140	5.7%
Stanwell rebate	82,571	134,846	(52,275)	(38.8%)
Other royalties	65,151	129,237	(64,086)	(49.6%)
Selling, general, and administrative expenses	20,138	26,544	(6,406)	(24.1%)
Total costs and expenses	1,182,080	1,340,377	(158,297)	(11.8%)
Operating (loss) income	(92,029)	429,799	(521,828)	(121.4%)
Other income (expenses):
Interest expense, net	(36,528)	(26,583)	(9,945)	37.4%
Impairment of assets	(63,111)	—	(63,111)	100.0%
Other, net	(4,846)	(130)	(4,716)	3,627.7%
Total other income (expense), net	(104,485)	(26,713)	(77,772)	291.1%
Net (loss) income before tax	(196,514)	403,086	(599,600)	(148.8%)
Income tax benefit (expense)	31,525	(119,661)	151,186	(126.3%)
Net (loss) income	(164,989)	283,425	(448,414)	(158.2%)
Less: Net loss attributable to noncontrolling interest	(6)	(6)	—	-
Net (loss) income attributable to Coronado Global Resources, Inc.	(164,983)	283,431	(448,414)	(158.2%)

Coronado Global Resources Inc. Form 10-Q September 30, 202032

Coal Revenues

Coal revenues were $1,061.6 million for the nine months ended September 30, 2020, a decrease of $676.7 million, compared to $1,738.3 million for the nine months ended September 30, 2019. This decrease was driven by lower coal sales volumes and a lower average realized Met coal price. Coal sales volumes were down 2.1 MMt, due to lower production stemming from the temporary suspension of mining activities at the Curragh mine following the safety incident in January 2020, the impact of the COVID-19 pandemic to market demand which resulted in the temporary idling of the U.S. Operations in April and May of 2020, and the impact of import restrictions into China, related to U.S. Met exports. Lower sales volumes were exacerbated by lower average realized Met coal pricing of $93.1 per Mt sold, a reduction of $40.7 per Mt sold, compared to $133.8 per Mt sold for the nine months ended September 30, 2019, due to softer market conditions and falling index prices.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues is comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues was $745.2 million for the nine months ended September 30, 2020, a decrease of $53.1 million, or 6.6%, as compared to $798.3 million for the nine months ended September 30, 2019. Cost of coal revenues for our U.S. Operations decreased $114.6 million due to idling of the U.S. Operations in April and May 2020 in response to the COVID-19 pandemic, reduced operating capacity since June 2020 in response to the pandemic and associated cost control measures implemented during the period. The decrease was partially offset by an increase in cost of coal revenues for our Australian Operations of $61.4 million driven primarily by the mobilization of additional fleet during the three months ended September 30, 2020, to partly recover lost production from the first half of 2020.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $135.5 million for the nine months ended September 30, 2020, an increase of $10.4 million, as compared to $125.1 million for the nine months ended September 30, 2019. The increase was largely driven by additional equipment brought into service since September 30, 2019.

Freight Expenses

Freight expenses totaled $133.5 million for the nine months ended September 30, 2020, an increase of $7.1 million, as compared to $126.3 million for the nine months ended September 30, 2019. Our Australian Operations contributed to $4.4 million of the increase due to higher demurrage costs from longer vessel wait times at the port. The remainder relates to our U.S. Operations primarily driven by higher freight expenses incurred on certain contracts that did not exist in the 2019 comparative period.

Stanwell Rebate

The Stanwell rebate was $82.6 million for the nine months ended September 30, 2020, a decrease of $52.3 million, as compared to $134.8 million for the nine months ended September 30, 2019. The decrease was driven by lower realized coal pricing and lower sales volumes in 2020.

Other Royalties

Other royalties were $65.2 million in the nine months ended September 30, 2020, a decrease of $64.1 million, as compared to $129.2 million in the nine months ended September 30, 2019. Lower royalties were a product of lower average realized export pricing and lower volumes for the nine-month period ended September 30, 2020 compared to the same period in 2019.

Selling, General, and Administrative Expenses

Selling, general and administrative costs were $20.1 million for the nine months ended September 30, 2020, a decrease of $6.4 million, as compared to $26.5 million for the nine months to September 30, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Interest Expense, net

Interest expense, net of $36.5 million for the nine months ended September 30, 2020, increased $9.9 million, as compared to $26.6 million for the nine months ended September 30, 2019. The increase interest expense in 2020 was due to higher average interest-bearing liabilities outstanding during the nine months to September 30, 2020, compared to the same period in 2019.

Coronado Global Resources Inc. Form 10-Q September 30, 202033

Income tax benefit (expense)

Income tax benefit of $31.5 million for the nine months ended September 30, 2020, increased by $151.2 million, as compared to a tax expense of $119.7 million for the nine months ended September 30, 2019. The Company had an income tax benefit of $31.5 million for the nine months ended September 30, 2020, comprising a discrete income tax benefit of $4.1 million and an income tax benefit of $27.4 million based on a loss before tax of $196.5 million.

Supplemental Segment Financial Data

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Australia

	For Three Months Ended September 30,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	3.6	3.1	0.5	16.1%
Total revenues ($)	271,413	350,505	(79,092)	(22.6)%
Coal revenues ($)	262,491	342,216	(79,725)	(23.3)%
Average realized price per Mt sold ($/Mt)	72.4	109.6	(37.2)	(34.0)%
Met sales volume (MMt)	2.7	2.3	0.4	15.1%
Met coal revenues ($)	233,063	318,634	(85,571)	(26.9)%
Average realized Met price per Mt sold ($/Mt)	86.9	136.8	(49.9)	(36.5)%
Mining costs ($)	176,706	150,432	26,274	17.5%
Mining cost per Mt sold ($/Mt)	49.9	48.2	1.7	3.6%
Operating costs ($)	270,430	255,135	15,295	6.0%
Operating costs per Mt sold ($/Mt)	74.6	81.7	(7.1)	(8.7)%
Segment Adjusted EBITDA ($)	2,144	94,860	(92,716)	(97.7)%

Coal revenues for Australian Operations for the three months ended September 30, 2020, were $262.5 million, a decrease of $79.7 million or 23.3%, compared to $342.2 million for the three months ended September 30, 2019. This decrease was largely driven by lower average realized Met coal pricing as a result of difficult coal market conditions stemming from the COVID-19 pandemic. The average realized Met price for the current quarter was $86.9 per Mt sold, which is $49.9 per Mt lower compared to the same quarter last year. The impact of lower realized pricing was partially offset by record high sales of 3.6 MMt sold during the three months ended September 30, 2020 compared to 3.1 MMt for the same period in 2019. The increase in sales stems from record saleable production in the quarter from improved mining contractor performance, the mobilization of additional fleets to recover lost production and overburden from the first half of the year, in addition to improved coal handling preparation plant performance.

Operating costs increased by $15.3 million, or 6.0%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was driven by the additional fleets during the quarter which increased production and sales volumes, and in turn resulted in higher railings and port charges, combined with the impact of an unfavorable average foreign exchange rate on translation of the A$ denominated Australian Operations from the three months ended September 30, 2020 of A$/US$: 0.72 compared to 0.68 for the three months ended September 30, 2019. The increase was partially offset by lower royalties and Stanwell rebate as a result of lower realized coal pricing.

Adjusted EBITDA decreased by $92.7 million, or 97.7%, to $2.1 million for the three months ended September 30, 2020 as compared to $94.9 million for the three months ended September 30, 2019, due to lower coal revenues combined with higher operating costs.

Coronado Global Resources Inc. Form 10-Q September 30, 202034

United States

	For Three Months Ended September 30,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	1.3	1.8	(0.5)	(29.7)%
Total revenues ($)	104,972	185,336	(80,364)	(43.4)%
Coal revenues ($)	104,246	183,558	(79,312)	(43.2)%
Average realized price per Mt sold ($/Mt)	83.1	102.9	(19.8)	(19.2)%
Met sales volume (MMt)	1.2	1.6	(0.4)	(21.5)%
Met coal revenues ($)	103,401	172,284	(68,883)	(40.0)%
Average realized Met price per Mt sold ($/Mt)	84.0	109.9	(25.9)	(23.6)%
Mining costs ($)	81,249	114,138	(32,889)	(28.8)%
Mining cost per Mt sold ($/Mt)	64.8	64.0	0.8	1.2%
Operating costs ($)	90,872	122,396	(31,524)	(25.8)%
Operating costs per Mt sold ($/Mt)	72.4	68.6	3.8	5.6%
Segment Adjusted EBITDA ($)	14,413	63,051	(48,638)	(77.1)%

Coal revenues decreased by $79.3 million, or 43.2%, to $104.2 million for the three months ended September 30, 2020 as compared to $183.6 million for the three months ended September 30, 2019. This decrease was driven by lower average realized Met coal pricing of $84.0 per Mt sold for the three months ended September 30, 2020, a reduction of $25.9 per Mt sold compared to the same period in 2019, which was a result of softer market conditions and a decline in the benchmark coking coal market. The decrease was exacerbated by lower sales volumes of 1.3 MMt compared to 1.8 MMt for September 30, 2019 quarter due to reduced operating capacity in response to the COVID-19 pandemic and import restrictions into China, related to U.S. Met coal exports.

Operating costs decreased by $31.5 million, or 25.8%, for the three months ended September 30, 2020 compared to operating costs of $122.4 million for the three months ended September 30, 2019. The decrease was due to lower mining costs of $32.9 million, or 28.8% due to Buchanan and Logan mines operating at reduced capacity in response to the COVID-19 pandemic while Greenbrier remained temporarily idled. The increase in operating costs per Mt sold was primarily driven by lower sales volumes for the three months ended September 30, 2020 compared to same period in 2019.

For the three months ended September 30, 2020 Adjusted EBITDA decreased by $48.6 million, or 77.1%, compared to the September 30, 2019 quarter. This decrease was primarily driven by softer market conditions resulting in a lower average realized Met coal price per Mt sold and lower sales volumes, which was partially offset by a decrease in operating costs of $31.5 million.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Three Months Ended September 30,
	($ in thousands)
	2020	2019	Change	%
Selling, general, and administrative expenses	6,785	8,233	(1,448)	(17.6)%
Other, net	221	(64)	285	445.3%
Total Corporate and Other Adjusted EBITDA	7,006	8,169	(1,163)	(14.2)%

Corporate and other costs decreased $1.2 million to $7.0 million for the three months ended September 30, 2020, as compared to $8.2 million for the three months ended September 30, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Coronado Global Resources Inc. Form 10-Q September 30, 202035

Mining and operating costs for the Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Three Months Ended September 30, 2020
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	296,737	113,056	6,987	416,780
Less: Selling, general and administrative expense	—	—	(6,785)	(6,785)
Less: Depreciation, depletion and amortization	(26,307)	(22,184)	(202)	(48,693)
Total operating costs	270,430	90,872	—	361,302
Less: Other royalties	(18,496)	(3,201)	—	(21,697)
Less: Stanwell rebate	(25,157)	—	—	(25,157)
Less: Freight expenses	(44,168)	(6,422)	—	(50,590)
Less: Other non-mining costs	(5,903)	—	—	(5,903)
Total mining costs	176,706	81,249	—	257,955
Sales Volume excluding non-produced coal (MMt)	3.5	1.3	—	4.8
Mining cost per Mt sold ($)	49.9	64.8	—	53.8

	For Three Months Ended September 30, 2019
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	273,519	143,852	8,262	425,633
Less: Selling, general and administrative expense	(72)	—	(8,161)	(8,233)
Less: Depreciation, depletion and amortization	(18,312)	(21,456)	(87)	(39,855)
Total operating costs	255,135	122,396	14	377,545
Less: Other royalties	(32,691)	(3,124)	—	(35,815)
Less: Stanwell rebate	(40,172)	—	—	(40,172)
Less: Freight expenses	(31,840)	(5,133)	—	(36,973)
Total mining costs	150,432	114,139	14	264,585
Sales Volume excluding non-produced coal (MMt)	3.1	1.8	—	5.0
Mining cost per Mt sold ($)	48.2	64.0	—	53.9

Average realized Met coal revenue for the Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Three Months Ended September 30,
	($ in thousands)
	2020	2019	Change	%
Met sales volume (MMt)	3.9	3.9	—	—
Met coal revenues ($)	336,464	490,918	(154,454)	(31.5)%
Average realized Met price per Mt sold ($/Mt)	86.0	125.9	(39.9)	(31.7)%

Coronado Global Resources Inc. Form 10-Q September 30, 202036

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Australia

	For Nine Months Ended September 30,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	9.2	9.5	(0.3)	(3.1)%
Total revenues ($)	744,968	1,144,689	(399,721)	(34.9)%
Coal revenues ($)	720,972	1,118,161	(397,189)	(35.5)%
Average realized price per Mt sold ($/Mt)	78.3	117.6	(39.3)	(33.4)%
Met sales volume (MMt)	6.6	7.1	(0.5)	(7.5)%
Met coal revenues ($)	640,893	1,046,598	(405,705)	(38.8)%
Average realized Met price per Mt sold ($/Mt)	97.5	147.2	(49.7)	(33.8)%
Mining costs ($)	475,547	422,631	52,916	12.5%
Mining cost per Mt sold ($/Mt)	52.4	44.4	8.0	17.8%
Operating costs ($)	737,033	777,303	(40,270)	(5.2)%
Operating costs per Mt sold ($/Mt)	80.0	81.7	(1.7)	(2.1)%
Segment Adjusted EBITDA ($)	8,406	366,568	(358,162)	(97.7)%

Coal revenues for Australian Operations for the nine months ended September 30, 2020, were $721.0 million, a decrease of $397.2 million or 35.5%, compared to $1,118.2 million for the nine months ended September 30, 2019. This decrease was largely driven by a decrease in average realized Met coal price by $49.7 per Mt sold and a decrease in Met sales volumes of 0.5 Mt due to reduced production stemming from the temporary suspension of operations at the Curragh Mine following January’s safety incident, adverse weather impacts, poor rail performance and scheduling issues with the rail provider and the impact of COVID-19 pandemic affecting customer demand. The decrease was partially offset by record quarterly sales volume and saleable production during the three months ended September 30, 2020.

Operating costs decreased by $40.3 million, or 5.2%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was driven by lower royalties and Stanwell rebate (mainly due to lower realized coal pricing) partially offset by higher mining costs. Mining cost per ton of $52.4 per Mt sold was 17.8% higher compared to the nine months ended September 30, 2019, impacted by lower sales volumes and mobilization of additional fleets to recover lost production and overburden removal from the first half of the year.

Adjusted EBITDA decreased by $358.2 million, or 97.7%, to $8.4 million for the nine months ended September 30, 2020 as compared to $366.6 million for the nine months ended September 30, 2019, due to lower coal revenues outweighing lower operating costs.

United States

	For Nine Months Ended September 30,
	($ in thousands)
	2020	2019	Change	%
Sales volume (MMt)	4.0	5.8	(1.8)	(30.6)%
Total revenues ($)	345,083	625,487	(280,404)	(44.8)%
Coal revenues ($)	340,582	620,100	(279,518)	(45.1)%
Average realized price per Mt sold ($/Mt)	84.8	107.2	(22.4)	(20.9)%
Met sales volume (MMt)	3.9	5.1	(1.2)	(22.0)%
Met coal revenues ($)	337,599	579,818	(242,219)	(41.8)%
Average realized Met price per Mt sold ($/Mt)	85.8	114.8	(29.0)	(25.3)%
Mining costs ($)	254,794	375,636	(120,842)	(32.2)%
Mining cost per Mt sold ($/Mt)	64.4	65.0	(0.6)	(0.8)%
Operating costs ($)	289,367	411,382	(122,015)	(29.7)%
Operating costs per Mt sold ($/Mt)	72.1	71.1	1.0	1.3%
Segment Adjusted EBITDA ($)	56,153	214,662	(158,509)	(73.8)%

Coal revenues decreased by $279.5 million, or 45.1%, to $340.6 million for the nine months ended September 30, 2020 as compared to $620.1 million for the nine months ended September 30, 2019. This decrease was driven by lower average realized Met coal pricing of $85.8 per Mt sold for the nine months ended September 30, 2020, compared to $114.8 per Mt sold for the same period in 2019, which was a result of softer market conditions and a decline in the benchmark coking coal

Coronado Global Resources Inc. Form 10-Q September 30, 202037

market, and by lower sales volumes of 4.0 MMt as compared to 5.8 MMt in 2019. Lower sales volumes were a result of softer market conditions and import restrictions into China, related to U.S. Met coal exports.

Operating costs decreased by $122.0 million, or 29.7%, to $289.4 million for the nine months ended September 30, 2020 compared to operating costs of $411.4 million for the nine months ended September 30, 2019. The decrease was due to lower mining costs of $120.8 million, a reduction of 32.2% compared to the same period in 2019, as a result of idling the U.S. Operations in April and May of 2020 and operating at reduced capacity since June 2020 in response to the COVID-19 pandemic combined with stringent cost control measures implemented in the first quarter of 2020. The cost control measures resulted in slightly lower mining cost of $64.4 per Mt sold for the nine months ended September 30, 2020, compared to $65.0 per Mt sold for the nine months ended September 30,2019 despite a decline in sales volumes of 1.8 MMt.

For the nine months ended September 30, 2020 Adjusted EBITDA decreased by $158.5 million, or 73.8%, compared to the nine months ended September 30, 2019. This decrease was primarily driven by softer market conditions resulting in a lower average realized Met coal price per Mt sold and lower sales volumes. This resulted in a decrease in coal revenues of $279.5 million which was partially offset by a decrease in operating costs of $122.0 million.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Nine Months Ended September 30,
	($ in thousands)
	2020	2019	Change	%
Selling, general, and administrative expenses	20,138	26,544	(6,406)	(24.1)%
Other, net	(75)	(410)	335	(81.7)%
Total Corporate and Other Adjusted EBITDA	20,063	26,134	(6,071)	(23.2)%

Corporate and other costs decreased $6.1 million to $20.1 million for the nine months ended September 30, 2020, as compared to $26.1 million for the nine months ended September 30, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Coronado Global Resources Inc. Form 10-Q September 30, 202038

Mining and operating costs for the Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Nine Months Ended September 30, 2020
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	803,420	357,947	20,713	1,182,080
Less: Selling, general and administrative expense	—	—	(20,138)	(20,138)
Less: Depreciation, depletion and amortization	(66,387)	(68,580)	(575)	(135,542)
Total operating costs	737,033	289,367	—	1,026,400
Less: Other royalties	(56,003)	(9,148)	—	(65,151)
Less: Stanwell rebate	(82,571)	—	—	(82,571)
Less: Freight expenses	(114,386)	(19,089)	—	(133,475)
Less: Other non-mining costs	(8,526)	(6,336)	—	(14,862)
Total mining costs	475,547	254,794	—	730,341
Sales Volume excluding non-produced coal (MMt)	9.1	4.0	—	13.1
Mining cost per Mt sold ($)	52.4	64.4	—	56.0

	For Nine Months Ended September 30, 2019
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	838,178	475,783	26,416	1,340,377
Less: Selling, general and administrative expense	(404)	—	(26,140)	(26,544)
Less: Depreciation, depletion and amortization	(60,471)	(64,401)	(262)	(125,134)
Total operating costs	777,303	411,382	14	1,188,699
Less: Other royalties	(109,791)	(19,446)	—	(129,237)
Less: Stanwell rebate	(134,846)	—	—	(134,846)
Less: Freight expenses	(110,035)	(16,300)	—	(126,335)
Total mining costs	422,631	375,636	14	798,281
Sales Volume excluding non-produced coal (MMt)	9.5	5.8	—	15.3
Mining cost per Mt sold ($)	44.4	65.0	—	52.2

Average realized Met price for the Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Nine Months Ended September 30,
	($ in thousands)
	2020	2019	Change	%
Met sales volume (MMt)	10.5	12.2	(1.7)	(13.9)%
Met coal revenues ($)	978,492	1,626,416	(647,924)	(39.8)%
Average realized Met price per Mt sold ($/Mt)	93.1	133.8	(40.7)	(30.4)%

Coronado Global Resources Inc. Form 10-Q September 30, 202039

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(US $ thousands)
Reconciliation to Adjusted EBITDA:
Net (loss) income	(41,794)	69,099	(164,989)	283,425
Add: Depreciation, depletion and amortization	48,693	39,855	135,542	125,134
Add: Interest expense (net of income)	12,207	9,319	36,528	26,583
Add: Other foreign exchange losses (gains)	1,614	851	5,829	293
Add: Income tax (benefit) expense	(11,169)	30,618	(31,525)	119,661
Add: Impairment of assets	—	—	63,111	—
Adjusted EBITDA	9,551	149,742	44,496	555,096

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

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in this document and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC and ASX on May 8, 2020. Given the current market outlook, we expect to implement additional strategic and financial initiatives to ensure there is sufficient available liquidity to meet our obligations. The business retains operating and cost flexibility, and such strategic initiatives may include further right-sizing of production at the U.S. Operations for market conditions, deferring development capex, reducing stay-in-business capex and curtailing non-essential operating costs. In addition, the Company may pursue other initiatives to improve cash flow, such as the potential for non-core asset sales or other funding measures.

Liquidity as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	($ in thousands)
Cash, excluding restricted cash	14,408	26,302
Availability under Revolving Syndicate Facility Agreement (1)	262,375	220,000
Total	276,783	246,302

(1) The availability to fully draw down under the SFA is subject to a modified liquidity buffer of $50 million, leading to a review event process if amounts within this buffer are drawn down during the extended waiver period (i.e. before 30 September 2021). However, lender consent required to access the remaining $50 million was removed as part of the recent waiver extension.

Coronado Global Resources Inc. Form 10-Q September 30, 202040

Our total indebtedness as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	($ in thousands)
Current instalments of other financial liabilities and finance lease obligations	10,036	8,375
Interest bearing liabilities, excluding current instalments	287,625	330,000
Other financial liabilities, excluding current instalments	42	1,546
Total	297,703	339,921

Liquidity

As of September 30, 2020, available liquidity was $276.8 million comprising cash and cash equivalents (excluding restricted cash) of $14.4 million and $262.4 million of available borrowing facilities under the SFA, $50 million of which is subject to a modified liquidity buffer (described below). As of December 31, 2019, available liquidity was $246.3 million comprising cash and cash equivalents of $26.3 million and $220.0 million of available borrowing facilities.

In light of the COVID-19 pandemic, the Company has taken steps to strengthen its financial position and maintain financial flexibility.

On May 25, 2020 the Company concluded an agreement with lenders under the SFA to waive compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021. On August 12, 2020, the Company secured a further extension to the waiver of its financial covenants to September 30, 2021. See “Liquidity and Capital Resources-Liquidity-Secured Credit Facilities” below for more details.

The waiver provides additional flexibility to work through this period of significant uncertainty, lower demand and pricing for Met coal that has been brought about by the global COVID-19 pandemic. During the waiver period the Company will have additional reporting undertakings and additional restrictions on certain terms and conditions, including in relation to divestments, dividends and new indebtedness. During the waiver period we are required to provide additional financial information to the lenders each month and have agreed to limit financial indebtedness and asset sales that are not pre-approved by lenders.

During the quarter ended September 30, 2020, the Company undertook the Placement and the Entitlement Offer issuing CDIs on the ASX raising net proceeds of $171.6 million. Refer to Note 6 “Capital Structure” to the unaudited condensed consolidated financial statements included in Part I, Item 1. The funds raised were used to repay a portion of drawn balances under the SFA during the three months ended September 30, 2020.

The Company continues to actively review plans for reducing operating, corporate and capital expenditure to ensure sufficient available liquidity under the SFA during this period of uncertainty and volatility.

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

Coronado Global Resources Inc. Form 10-Q September 30, 202041

•the representations, as defined in the SFA, that are made are true in all material respects and not misleading; and

•the amount of the proposed loan will not cause the committed facility limit to be exceeded.

At September 30, 2020, the Company had $232.4 million drawn and $117.6 million undrawn under Facility A, and $ 55.2 million drawn and $144.8 million undrawn under Facility C.

On May 25, 2020, the Company executed a Syndicated Facility Agreement Waiver Letter, or First Waiver Letter, which, among other matters, waived compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021.

On August 12, 2020, the Company executed the Second Waiver Letter to further waive its financial covenants to September 30, 2021, or waiver period. The waiver extension was conditional upon the successful completion of a minimum equity raising, satisfied by the completion of the Placement and the institutional component of the Entitlement Offer on August 26, 2020, which was used to repay a portion of drawn down balances under the SFA. A further condition is a permanent reduction of $75 million to the facility limit to occur in three steps of $25.0 million each in February, May and August 2021. The net proceeds of certain permitted disposals are required to be applied towards repayment of the existing facilities and 40% of such net proceeds will contribute towards the facility limit reduction obligation.

The Second Waiver Letter provides the Company with additional flexibility to work through the current period of lower demand and pricing for Met coal as a result of COVID-19. Testing of financial covenants will occur as at September 30, 2021 with the compliance certificate to be delivered by October 31, 2021.

During the waiver period the Company has agreed to additional reporting requirements and other restrictions, including on new indebtedness and asset sales. The payment of dividends during the waiver period is also subject to additional conditions including demonstrating compliance with the financial covenants in the SFA (both historical and on a 6-month forecast basis) as if there had not been a financial covenant waiver, and no review event continuing or resulting from the payment of the dividend. In addition, under the Second Waiver Letter, availability to fully draw down under the SFA is subject to a modified liquidity buffer of $50 million leading to a review event process if amounts within this buffer are drawn down during the waiver period (i.e. before September 30, 2021). However, the lender consent previously required to access the remaining $50 million has been removed by the Second Waiver Letter. As a result, where the available balance of certain of the facilities under the SFA is less than $50 million, the Company must enter into an up to 30 day negotiation period with the lenders in relation to the terms on which the majority lenders would be prepared to continue to provide, fund or maintain the facilities. If no agreement is reached, the Company’s lenders may cancel whole or part of the facility, and require repayment.

At the end of, or after the waiver period, a breach of the financial covenants will constitute an event of default under the SFA and all amounts outstanding at that point may become due and payable, unless the lenders extend the waiver period. The terms of the SFA will revert to the originally agreed terms at the end of the waiver period.

See Part II, Item 1A. “Risk Factors” – “Our financial performance could be adversely affected by a prolonged deterioration in prices.” for additional information.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. Facility B is available for this purpose and as of September 30, 2020, we had issued multicurrency Bank Guarantees totaling A$93.3 million to satisfy these requirements, leaving A$36.7 million available under Facility B.

Secured Credit Facilities Terms

Interest Rate

Borrowings under our SFA bear interest at a floating rate which is either (i) London Interbank Offer Rate, or LIBOR, plus an applicable margin for US$ loans and (ii) Bank Bill Swap Bid Rate, or BBSY, bid plus an applicable margin for the A$ loan. The applicable margin for Facility A and C depends on the Net Debt to EBITDA ratio (as defined in the SFA).

Financial Covenants

Under the SFA we are required to comply with financial covenants, namely leverage ratio, interest coverage ratio and tangible net worth.

As discussed above under “Liquidity - Secured Credit Facilities”, on August 12, 2020, the Company executed the Second Waiver Letter, which waives compliance with certain financial covenants for the period to September 30, 2021. The Second

Coronado Global Resources Inc. Form 10-Q September 30, 202042

Waiver Letter provides the Company with additional flexibility to work through this period of lower demand and pricing for Met coal as a result of COVID-19. See Part II, Item 1A. “Risk Factors” – “Our financial performance could be adversely affected by a prolonged deterioration in prices.” for additional information.

Dividend

During the nine months to September 30, 2020 we paid $24.2 million of dividends to stockholders and CDI holders on the ASX.

Capital Requirements

Our main uses of cash have historically been and are expected to continue to be the funding of our operations, working capital, capital expenditure, the payment of interest and dividends.

Historical Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019, as reported in the accompanying consolidated financial statements:

Cash Flow

	For Nine months ended September 30,
	2020	2019
	($ in thousands)
Net cash (used in) provided by operating activities	(38,095)	438,611
Net cash (used in) investing activities	(79,263)	(118,311)
Net cash provided by (used in) financing activities	102,206	(408,957)
Net change in cash and cash equivalents	(15,152)	(88,657)
Effect of exchange rate changes on cash and restricted cash	3,258	(1,779)
Cash and restricted cash at beginning of period	26,553	124,881
Cash and restricted cash at end of period	14,659	34,445

Operating activities

Net cash used in operating activities was $38.1 million for the nine months ended September 30, 2020, and cash provided by operating activities was $438.6 million for the nine months ended September 30, 2019. The decrease in cash from operating activities was primarily due to the decline in revenues in the period partially offset by lower operating costs.

Investing activities

Net cash used in investing activities was $79.3 million for the nine months ended September 30, 2020, compared to $118.3 million for the nine months ended September 30, 2019. Capital expenditure for the nine months ended September 30, 2020 was $85.3 million, of which $33.4 million related to the Australian Operations, $50.6 million related to the U.S. Operations and the remaining $1.3 million for other and corporate. Included in the capital expenditure for the U.S. Operations was an acquisition of new reserves of $6.0 million. During the nine months ended September 30, 2020, $6.0 million of deposits and reclamation bonds were redeemed and replaced with standby letters of credit.

As a result of weak market conditions and the uncertainty surrounding the length and severity of the COVID-19 pandemic, we are focused on further reducing our expected cost and capital expenditures for the remainder of fiscal year 2020.

Financing activities

Net cash provided by financing activities was $102.2 million for the nine months ended September 30, 2020, compared to $409.0 million of net cash used in financing activities during the nine months ended September 30, 2019. Included in the net cash provided in financing activities for the nine months ended September 30, 2020, were proceeds from borrowings of $165.0 million, net proceeds from stock issuance (the Placement and Entitlement Offer) of $171.6 million, repayment of borrowings of $216.8 million, and $24.2 million for dividends paid to the shareholders of the Company.

Uses of cash from financing activities during the nine months ended September 30, 2019 included proceeds from borrowings of $414.0 million used to partially fund $696.1 million of dividends and other distributions paid to the shareholders of the Company, repayment of borrowings of $104.0 million and payments of contingent royalty consideration under the Value Share Mechanism of $17.8 million.

Coronado Global Resources Inc. Form 10-Q September 30, 202043

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

Coronado Global Resources Inc. Form 10-Q September 30, 202044

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

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries. For example, the imposition of tariffs and restrictions by China on U.S. and Australian coal imports into the country, which may have a negative impact on the profitability of the Company. An inability for metallurgical coal suppliers to access international markets, including China, would likely result in an oversupply of Met coal and may result in a decrease in prices and or the curtailment of production.

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

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At September 30, 2020, there were $18.9 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $1.9 million. See item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control” in our Annual Report on Form 10-K filed with the SEC and ASX on February 24, 2020.

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

The fuel required for our U.S. Operations in fiscal year 2020 will be purchased under fixed-price contracts or on a spot basis. For our Australian Operations, we have entered into forward derivative contracts to purchase diesel fuel with respect to our fuel requirements at Curragh in 2020 and 2021 of which 166.0 million liters were outstanding as of September 30, 2020. The fair value of the forward derivative contracts as of September 30, 2020 was a liability of $17.3 million.

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

As of September 30, 2020, we had $10.1 million of fixed-rate borrowings and $287.6 million of variable-rate borrowings outstanding. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of

Coronado Global Resources Inc. Form 10-Q September 30, 202045

Operations—Liquidity and Capital Resources—Liquidity,” as of September 30, 2020, the drawn debt facility of $287.6 million incurred a variable interest rate of LIBOR or BBSY bid plus a margin. As of September 30, 2020, a 10% increase in the market interest rate on our variable-rate borrowings of $287.6 million would increase our annual interest expense by $0.1 million. We currently do not hedge against interest rate fluctuations.

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

The Company entered into forward exchange contracts to manage its foreign currency exposure of the Curragh operations by selling US$ generated from export coal sales revenue at Curragh and purchasing A$ required to settle Curragh’s A$ operating costs. The fair value of the forward foreign currency derivative contracts as of September 30, 2020 was an asset of $2.6 million.

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

For the unhedged portion of US$ required to purchase A$ to settle Curragh’s operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $23.1 million and $59.4 million for the three and nine months ended September 30, 2020.

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

Coronado Global Resources Inc. Form 10-Q September 30, 202046

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

Our Chief Executive Officer and Group Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at September 30, 2020, and the consolidated results of operations and cash flows for the nine months period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

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

Coronado Global Resources Inc. Form 10-Q September 30, 202047

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 21. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and ASX on February 24, 2020 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC and ASX on May 8, 2020:

Our financial performance could be adversely affected by a prolonged deterioration in prices.

As at September 30, 2020, we had $287.6 million of borrowings outstanding under the SFA. The degree to which liquidity is sufficient to meet the ongoing needs of the business may be impacted by a number of factors and could have the following consequence if sufficient liquidity is not available, including, but not limited to:

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

On May 25, 2020 the Company concluded an agreement with lenders under the SFA to waive compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021. On August 12, 2020, the Company secured an extension to the waiver of its financial covenants to September 30, 2021 and a waiver of any event of default arising in connection with a material adverse effect on (i) the financial condition of the Company (ii) the ability of the obligors (taken as a whole) to perform their obligations under the SFA and related documents, which may have occurred or be continuing as at August 12, 2020 as a result of COVID-19 related events.

During the waiver period, the Company is required to comply with additional reporting requirements and restrictions, including in relation to new indebtedness and asset sales. A further condition is a permanent reduction of $75.0 million to the facility limit to occur in three steps of $25.0 million each in February, May and August 2021. The net proceeds of certain permitted disposals are required to be applied towards repayment of the existing facilities and 40% of such net proceeds will contribute towards the facility limit reduction obligation.

The payment of dividends during this waiver period is also subject to additional conditions including demonstrating compliance with the financial covenants in the SFA (both historical and on a 6-month forecast basis) as if there had not been a financial covenant waiver, and there is no review event, continuing or resulting, from the payment of the dividend.

In addition, under the Second Waiver Letter, availability to fully draw down under the SFA is subject to a modified liquidity buffer of $50 million leading to a review event process if amounts within this buffer are drawn down during the waiver period (i.e. before September 30, 2021). However, lender consent previously required to access the remaining $50 million has been removed by the Second Waiver Letter. As a result, where the available balance of certain of the facilities under the SFA is less than $50 million, the Company must enter into an up to 30 day negotiation period with the lenders in relation to the terms on which the majority lenders would be prepared to continue to provide, fund or maintain the facilities. If no agreement is reached, the Company’s lenders may cancel whole or part of the facility, and require repayment.

The waiver provides additional flexibility to work through this period of significant uncertainty, lower demand and pricing for Met coal that has been brought about by the global COVID-19 pandemic. Testing of financial covenants will occur as at September 30, 2021 with the compliance certificate to be delivered by October 31, 2021. During the waiver period the Company will have additional reporting undertakings and additional restrictions on certain terms and conditions, including in relation to divestments, dividends and new indebtedness. During the waiver period we are required to provide additional financial information to the lenders each month and have agreed to limit financial indebtedness and asset sales that are not pre-approved by lenders. There can be no assurance that waivers will be extended beyond September 30, 2021 or that the Company will be in compliance with its financial covenants under the SFA after September 30, 2021 if the current market conditions persist.

Coronado Global Resources Inc. Form 10-Q September 30, 202048

Any downgrade in our credit ratings could result in, among other matters, an increase in the cost of, or a limit on our access to, various forms of credit used in operating our business and the requirement by suppliers for us to provide financial assurance by way of letters of credit.

item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 26, 2020, we issued 398,911,490 fully paid new CDIs (representing a beneficial interest in 39,891,149 shares of common stock) in connection with the Placement and the institutional component of the Entitlement Offer. We raised a total approximately of $164.3 million, net of issuance costs of approximately $7.4 million. On September 14, 2020 we issued 18,450,490 fully paid new CDIs (representing a beneficial interest in 1,845,049 shares of common stock) in connection with the retail component of the Entitlement Offer. We raised a total approximately of $7.3 million, net of issuance costs of approximately $0.8 million. The issuances of CDIs in the Placement and Entitlement Offer were made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 903 of Regulation S under the Securities Act.

The funds raised were fully used to repay a portion our existing indebtedness. The joint lead managers for the share issuance were Credit Suisse Equities (Aust) Ltd, Citibank Global Markets Australia Pty Limited, Goldman Sachs Australia Pty Ltd and Bell Potter Securities Ltd.

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

ITEM 5. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-Q September 30, 202049

ITEM 6. EXHIBITS

The following documents are filed as exhibits hereto:

Exhibit No.	Description of Document
3.1

Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
10.1†‡	Second Waiver and Modification Agreement, dated as of August 12, 2020, by and among Coronado Finance Pty Ltd., the Company, other affiliates of the Company and Westpac Banking Corporation
15.1	Acknowledgement of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Group Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________________

†Certain annexures to this exhibit have been omitted pursuant to Item 601(a)(5) and 601(a)(6) of Regulation S-K. A copy of any omitted annexure will be furnished to the Securities and Exchange Commission upon request.

‡Portions of this exhibit have been omitted pursuant to Item 301(b)(10)(iv) of Regulation S-K, which portions will be furnished to the Securities and Exchange Commission upon request.

Coronado Global Resources Inc. Form 10-Q September 30, 202050

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc. (Registrant)

By:	/s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: November 10, 2020

Coronado Global Resources Inc. Form 10-Q September 30, 202051