Form 10-K
period 2020-12-31
Coronado Global Resources Inc.
filed 2021-02-25
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-K

___________________________________________________

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Brisbane, Queensland, Australia, 4000

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The aggregate market value of the registrant’s common stock, par value $0.01 per share, in the form of CDIs, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the CDIs were last sold on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Australian Securities Exchange, was $121,356,878.

The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on December 31, 2020, including shares of common stock underlying CDIs, was 138,387,890.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrants 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Documents incorporated by reference in this report are listed in the Exhibit Index of this Annual Report on Form 10-K.

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

•our indebtedness and ability to comply with the covenants and other undertakings under the agreements governing such indebtedness;

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 4

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 5

PART I

ITEM 1. BUSINESS.

Overview

We are a global producer, marketer and exporter of a full range of Met coals. We own a portfolio of operating mines and development projects in Queensland in Australia, and in Virginia, West Virginia and Pennsylvania in the United States. We are one of the largest Met coal producers globally by export volume.

Our operations in Australia, or our Australian Operations, consist of the 100%-owned Curragh producing mining property located in the Bowen Basin of Australia. Our operations in the United States, or our U.S. Operations, consists of two producing mining properties (Buchanan and Logan), one temporarily idled mining property (Greenbrier), two development mining properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle mining property (Amonate), primarily located in the Central Appalachian region of the United States, or CAPP, all of which are 100%-owned. Our U.S. Operations and Australian Operations are strategically located for access to transportation infrastructure. In addition to Met coal, our Australian Operations sell thermal coal under a long-term legacy contract assumed in the acquisition of Curragh, which is used to generate electricity, to Stanwell Corporation Limited, or Stanwell, a Queensland government-owned entity and the operator of the Stanwell Power Station located near Rockhampton, Queensland, and some thermal coal in the export market. Our U.S. Operations also produce and sell some thermal coal that is extracted in the process of mining Met coal.

Our core business strategy focuses on the production of Met coal for the North American and seaborne export markets. Met coal sales represented approximately 79.9% of our total volume of coal sold for the year ended December 31, 2020. The remaining 20.1% of our total sales volume is thermal coal, the majority of which is sold to Stanwell under a long-term legacy contract assumed in the acquisition of Curragh. In addition, export sales represented 81.5% of our total revenues for the year ended December 31, 2020.

To support our operations, we have proven and probable coal reserves totaling 624 MMt as of December 31, 2020. For more information regarding our coal reserves, see Item 2. “Properties.”

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

More recently, various vaccines have been developed around the world with varying degrees of efficaciousness. Health authorities in numerous countries have commenced their vaccination programs however these are in their infant stages with the success of any such program yet to be quantified.

There is uncertainty regarding how the COVID-19 pandemic will continue to impact our business including whether it will result in further changes in demand for Met coal, increases in operating costs or impacts to our supply chain, and whether measures will result in port closures or border restrictions, each or all of which can impact our ability to produce and sell our coal.

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. Our U.S. Operations are located in areas where COVID-19 rates have spiked due to high levels of community spread in the surrounding communities. The Company formed a COVID-19 Steering Team spanning its Australian Operations and U.S. Operations and proactively enacted stringent preventative measures to ensure the safety and well-being of employees and contractors during the pandemic. These procedures include increased screenings of employees as they arrive at the workplace, strict adherence to hygiene and social distancing guidelines while at work and also a cleaning and sanitization program for equipment and facilities. The COVID-19 Steering Team has now begun to focus on vaccine implementation processes. Our coal mining workers in West Virginia and Virginia have been deemed critical infrastructure workers by the U.S. health authorities and will be given priority status for vaccination. Coronado is working with the appropriate state and local agencies to provide the required employee data to aid in the distribution process once miners are able to obtain the vaccine. At our U.S. Operations, some mine rescue and Emergency Medical Technician, or EMT, employees have already received their first dose of the vaccine, and we anticipate all other interested employees at our U.S. Operations will have an opportunity to obtain the vaccine in the first quarter of 2021. Limited supplies of the vaccine

Coronado Global Resources Inc. Form 10-K December 31, 2020 6

may delay implementation, and plans will be adjusted as necessary based on supply. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.

History and Australian Public Offering

We were founded in 2011 by Garold Spindler, James Campbell and a fund affiliated with The Energy & Minerals Group, or EMG, with the intention of evaluating, acquiring and developing Met coal properties.

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

Prior to the initial public offering, Coronado Global Resources Inc., our parent company, was a wholly-owned subsidiary of Coronado Group LLC, which is currently owned by funds managed by EMG, which we refer to, collectively, as the EMG Group, and certain members of our management.

On October 23, 2018, we completed an initial public offering on the Australian Securities Exchange, or ASX, which we refer to as the Australian IPO, pursuant to which the Company issued and sold the equivalent of 16,651,692 shares of common stock in the form of CDIs and the EMG Group, through Coronado Group LLC, sold the equivalent of 2,691,896.4 shares of common stock in the form of CDIs.

On August 26, 2020, the Company successfully completed a fully underwritten placement of CDIs on the ASX to institutional investors, or the Placement, together with the institutional component of a fully underwritten 2 for 11 pro-rata accelerated non-renounceable entitlement offer, or the Entitlement Offer. On completion, a total of 398,911,490 fully paid new CDIs (representing a beneficial interest in 39,891,149 shares of common stock).

On September 15, 2020, the Company successfully completed the retail component of the Entitlement Offer. On completion, a total 18,450,490 fully paid new CDIs (representing a beneficial interest in 1,845,049 shares of common stock) were issued on the ASX.

Following the Placement and Entitlement offer, the EMG Group and management beneficially own approximately 55.9% of the issued and outstanding shares of our common stock through their ownership of Coronado Group LLC, our controlling stockholder. The remaining 44.1% is owned by public investors in the form of CDIs traded on the ASX. In addition, Coronado Group LLC holds one share of preferred stock Series A, par value $0.01 per share, of the Company, or the Series A Share, which is the only share of preferred stock issued and outstanding. The holder of the Series A Share is permitted to nominate and elect members of our Board of Directors in relation to the level of the holder’s aggregate beneficial ownership of shares of our common stock.

Organizational Structure

The following chart shows our current organizational structure:

Coronado Global Resources Inc. Form 10-K December 31, 2020 7

Overview of Operations

Met Coal

Met coals are primarily used in the manufacture of coke, which is used in the steel-making process, as well as direct injection into a blast furnace as a replacement for coke.

Sales of Met coal represented approximately 90% of our total revenues in 2020. Most of the Met coal that we produce is sold, directly or indirectly, to steel producers. The steel industry’s demand for Met coal is affected by several factors, including the cyclical nature of that industry’s business, general economic conditions and demand for steel, tariffs on steel and steel products, technological developments in the steelmaking process and the availability and cost of substitutes for steel, such as aluminum, composites and plastics. We compete based on coal quality and characteristics, price, customer service and support and reliability of supply. Seaborne Met coal import demand can be significantly impacted by the availability of indigenous coal production, particularly in the leading Met coal import countries of China and India, among others, and the competitiveness of seaborne Met coal supply, including from the leading Met coal exporting countries of Australia, the United States, Russia, Canada and Mongolia, among others.

Thermal Coal

Sales of thermal coal represented approximately 8% of our total revenues in 2020. The thermal coal that we produce is sold, directly or indirectly, to power stations, predominantly Stanwell, as an energy source in the generation of electricity. Demand for our thermal coal products is impacted by economic conditions, environmental regulation, demand for electricity, including the impact of energy efficient products, and the cost of electricity generation from alternative fuels. Our thermal coal products primarily compete with producers of other forms of electric generation, including natural gas, oil, nuclear, hydro, wind, solar and biomass, that provide an alternative to coal use.

Segments

In accordance with Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, we have adopted the following reporting segments:

•Australia; and

Coronado Global Resources Inc. Form 10-K December 31, 2020 8

•United States;

In addition, “Other and Corporate” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financials.

These segments are grouped based on geography and reflect how we currently monitor and report the results of the business to the Chief Executive Officer who is our chief operating decision maker, or CODM, the President & Chief Operating Officer and the Group Chief Financial Officer. Factors affecting and differentiating the financial performance of each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. We believe this method of segment reporting reflects the way our business segments are currently managed and the way the performance of each segment is evaluated. The two segments consist of similar operating activities as each segment produces similar products.

Overview of Australian Operations—Curragh

Curragh is located in Queensland’s Bowen Basin, one of the world’s premier Met coal regions. Curragh has been operating since 1983, and produces a variety of high-quality, low-ash Met coal products. These Met coal products are exported globally to a diverse customer base located primarily in Asia. Curragh also produces thermal coal. The thermal coal produced at Curragh is primarily sold domestically under a long-term contract to Stanwell, with a limited amount being exported.

Revenues from our Australian Operations represented 66.8% of our total revenue for the year ended December 31, 2020. Coal revenues from Met and thermal coal sales represented 88.8% and 11.2%, respectively, of coal revenues from our Australian Operations for the year ended December 31, 2020.

For the year ended December 31, 2020, 71.6% of the total volume of coal sold by our Australian Operations was Met coal and 28.4% of the total volume of coal sold by our Australian Operations was thermal coal. See Item 2. “Properties” for more information regarding Curragh.

For the twelve months ended December 31, 2020, Curragh sold 8.6 MMt of Met coal into the seaborne coal markets. The majority of customers purchase multiple grades or products and have purchased Curragh coal continuously through all stages of the coal/commodity pricing cycle. Curragh’s Met coal is typically sold on annual contracts negotiated by our Australian Operations’ sales managers, with pricing agreed to bilaterally or with reference to benchmark indices or spot indices. Our Australian Operations have maintained a high level of contract coverage against planned production. In 2020, approximately 95% of Curragh’s Met coal export sales were made under term contracts (with the balance sold on framework contracts that do not involve a binding commitment to supply, or in the spot market).

Overview of U.S. Operations—Buchanan, Logan and Greenbrier

Our producing mining properties in the United States are located in the CAPP region, specifically in Virginia and West Virginia, which is a highly-developed, active, coal-producing region. Met coal produced by our U.S. Operations is consumed regionally by North American steel producers or exported by seaborne transportation to steel producers (primarily in Europe, South America and Asia). The U.S. Operations also produce small quantities of thermal coal, which is sold predominantly to global export markets, as well as within North America.

Sales from our U.S. Operations to export markets are typically priced with reference to a benchmark index. We generally sell our seaborne coal through intermediaries Free on Rail (Incoterms 2010), or F.O.R., and, therefore, our realized price on F.O.R sales does not include transportation to the seaborne port or costs to transload into a vessel. Consistent with seaborne sales, sales to North American customers are generally sold on a F.O.R. basis where the customer arrangers for and incurs the cost of transportation to their facility.

A portion of our sales is sold to North American steel and coke producers on annual contracts at fixed prices that do not fluctuate with the benchmark index. The fixed-price nature of these annual contracts provides us with visibility on our future revenues, as compared to spot sales or sales priced with reference to a benchmark index. For 2021, we have entered into annual contracts to sell approximately 2.3 MMt Met coal with North American steel and coke producers. During periods of stable and rising prices, we strive to take advantage of the spot market. Spot export contracts are negotiated throughout the year.

Revenues from our U.S. Operations, in the aggregate, represented 33.2% of our total revenue for the year ended December 31, 2020. Coal revenues from Met and thermal coal sales represented 98.9% and 1.1%, respectively, of coal revenues from our U.S. Operations for the year ended December 31, 2020.

Coronado Global Resources Inc. Form 10-K December 31, 2020 9

For the year ended December 31, 2020, 97.6% of the total volume of coal sold by our U.S. Operations was Met coal and 2.4% was thermal coal. See Item 2. “Properties” for more information regarding Buchanan, Logan, Greenbrier and the other material mining properties that compose our U.S. Operations.

We sold 71.6% of total Met coal from our U.S. Operations into the seaborne Met coal markets for the year ended December 31, 2020.

Our U.S. Operations were idled in April and May 2020 due to the COVID-19 induced economic downturn and decline in demand from customers in Europe, South America and North America. While the mines were idled, we continued to make shipments to our customers from existing inventories which allowed us to meet all customer commitments. On June 1, 2020, we resumed operations at the Buchanan and Logan mines. The Greenbrier mine remains idle.

Customers

We sell most of our coal to steel producers, either directly or through intermediaries, such as brokers. We also sell thermal coal to electricity generators either directly or through intermediaries such as brokers. Major consumers of our seaborne Met coal in 2020 were located in India, Japan, South Korea, Taiwan, Brazil, China and Europe. These consumers are all major global steel or Met coke producers. The majority of our sales are made under contracts with terms of typically one year or on a spot basis. For the year ended December 31, 2020, our top ten customers comprised 67% of our total revenue and our top five customers comprised 47% of our total revenue. For the year ended December 31, 2020, sales to Xcoal Energy & Resources, LLC, or Xcoal, a related party, and Tata Steel Limited, or Tata Steel, represented approximately 9% and 17%, respectively, of our total revenue.

Tata Steel

Our U.S. Operations and Australian Operations are a party to a Long Term Coal Sale and Purchase Agreements with Tata Steel, or the Tata Steel Long Term Agreement, with a term ending in March 2022.

The Tata Steel Long Term Agreement provides for the sale of a minimum of 3.0 MMt of coal per contract year, consisting of certain specific quantities of Hard Coking Coal, or HCC, Semi Coking Coal and pulverized coal injection, or PCI, Coal. Pricing is re-negotiated each quarter, with coal sales priced in reference to benchmark indices. If we fail to agree on a quarterly price, the Tata Steel Long Term Agreement provides for alternative pricing based on historical market prices and the continuance of deliveries until an agreement on pricing can be reached. Coal sold pursuant to the Tata Steel Long Term Agreement is sold Free on Board (Incoterms 2010), or F.O.B., and the agreement contains industry-standard terms and conditions with respect to delivery, transportation, inspection, assignment, taxes and performance failure.

Xcoal

Our U.S. Operations predominantly access the export Met coal market through Xcoal as the intermediary. In 2020, we sold 2.0 MMt of coal to Xcoal, largely from our U.S. Operations. Coal revenues from Xcoal represented 27.3% of revenue from our U.S. Operations. Purchase orders with Xcoal are entered into primarily on an ad hoc (shipment-by-shipment) basis. Xcoal, as well as other customers, typically take ownership of coal upon loading into the rail car (F.O.R) and are responsible for handling transportation logistics to the port and beyond. Sales to Xcoal are currently on prepayment, letter of credit or cash on delivery terms.

Stanwell

We are party to contractual arrangements with Stanwell, including a Coal Supply Agreement, or the CSA, and the Curragh Mine New Coal Supply Deed, dated August 14, 2018, or the Supply Deed.

Under the CSA, we deliver thermal coal from Curragh to Stanwell at an agreed price and quantity. Stanwell may vary the quantity of thermal coal purchased each year so the total quantity to be delivered to Stanwell each year cannot be precisely forecast. The coal that we supply to Stanwell constitutes the majority of the thermal coal production from Curragh. Our cost of supplying coal to Stanwell was greater than the price paid by Stanwell for the year ended December 31, 2020. See Item 1A. “Risk Factors—Take-or-pay arrangements within the coal industry could unfavorably affect our profitability.”

Under the CSA, we also share part of the revenue earned from export Met coal sales (from particular Tenements (as defined below)) with Stanwell through various rebates. The most material rebate is the export price rebate, which is linked to the realized export coal price for a defined Met coal product, as follows:

Coronado Global Resources Inc. Form 10-K December 31, 2020 10

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

The total Stanwell rebate for the year ended December 31, 2020, was $103.0 million and has been included in the consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

The Supply Deed grants us the right to mine the coal reserves in the Stanwell Reserved Area, or the SRA. In exchange, we agreed to certain amendments to the CSA and to enter into a New Coal Supply Agreement, or the NCSA, upon the expiration of the CSA (which is expected to occur in 2027). On July 12, 2019, we entered into the NCSA with Stanwell. From the earlier of the expiry of the CSA, the date of termination of the CSA, and January 1, 2029, we will continue to supply thermal coal to Stanwell under the NCSA. The term of the NCSA is expected to be 10 years, and Coronado will supply to Stanwell 2 million ‘Tonnes Equivalent’ of thermal coal per annum (based on a nominal gross calorific value of 25.6GJ) at a fixed contract price that varies in accordance with agreed formulae, inclusive of all statutory charges and royalties in respect of coal sold and delivered under the NCSA. The export rebates which were payable under the CSA are not payable during the term of the NCSA. The supply term, the contract tonnage and the contract price under the NCSA are subject to adjustment in accordance with a financial model agreed between Stanwell and us. In summary, we have agreed that the total value of the discount received by Stanwell on coal supplied to it under the NCSA should (by the expiry date of the NCSA) be equal to the net present value of A$210 million as at the date of the Supply Deed. The net present value of the deferred consideration was $216.5 million as of December 31, 2020. On January 18, 2021, the Option Coal Supply Agreement, or the OCSA, contemplated by clause 5 of the NCSA was entered into, in respect of the supply of certain additional coal to Stanwell during the term of the NCSA.

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

Australian Operations

Our Australian Operations typically sell export coal F.O.B., with the customer paying for transportation from the outbound shipping port. The majority of Curragh’s export Met coal is railed approximately 300 kilometers to the Port of Gladstone for export via two main port terminals, RG Tanna Coal Terminal, or RGTCT, and Wiggins Island Coal Export Terminal, or WICET. Curragh also has capacity available to stockpile coal at the Port of Gladstone. For sales of thermal coal to Stanwell, Stanwell is responsible for the transport of coal to the Stanwell Power Station.

Rail Services

Curragh is linked to the Blackwater rail line of the Central Queensland Coal Network, or CQCN, an integrated coal haulage rail system owned and operated by Aurizon Network Pty Ltd., or Aurizon Network. Curragh has secured annual rail haulage capacity of up to 11.5 MMtpa (plus surge capacity) under long-term rail haulage agreements with Aurizon Operations Limited, or Aurizon Operations, and Pacific National Holdings Pty Limited, or Pacific National.

Coronado Global Resources Inc. Form 10-K December 31, 2020 11

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

The Coal Transport Services Agreement with Pacific National is for 1.0 MMtpa of haulage capacity to RGTCT. Curragh pays a minimum monthly charge (components of which are payable on a take-or-pay basis), which is calculated with reference to the below-rail access charges, haulage/freight charges, a minimum annual tonnage charge and other charges. The Coal Transport Services Agreement with Pacific National terminates on July 31, 2029.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 12

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

Rail Services

Our U.S. Operations are served by Northfork Southern and CSX Transportation railroads. In 2020, we shipped approximately 96.8% of our total shipments via rail from our U.S. mining properties.

Northfork Southern railroad serves our Buchanan mining property and transports Buchanan’s coal to Lamberts Point Coal Terminal Pier 6 and to CNX Marine Terminal for export customers and to our domestic customers either directly or indirectly via inland river dock facilities where the coal is transloaded on to barges and then transported to the customer facilities.

CSX Transportation railroad serves our Logan and Greenbrier mining properties. CSX transports Logan and Greenbrier’s coal to Kinder Morgan Pier IX Terminal or CNX Marine Terminal or Dominion Terminal Associates (DTA) for export customers and either directly to the customers or to inland river dock facilities for domestic customers.

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

Our U.S. Operations have dedicated inventory capacity and a take or pay obligation to transload one million net tons per year through Kinder Morgan’s Pier IX Terminal, which expires at the end of March 2024. Our U.S. Operations also have alternate port access through CNX Marine Terminal which is a transshipping terminal at the Port of Baltimore owned by CONSOL Energy.

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

We also depend on several major pieces of mining equipment and facilities to produce and transport coal, including, but not limited to, longwall mining systems, continuous miners, draglines, dozers, excavators, shovels, haul trucks, conveyors, coal preparation plants, or CPPs, and rail loading and blending facilities. Obtaining and repairing these major pieces of equipment and facilities often involves long lead times. We strive to extend the lives of existing equipment and facilities through maintenance practices and equipment rebuilds in order to defer the requirement for larger capital purchases. We use our global leverage with major suppliers to ensure security of supply to meet the requirements of our active mines. See Item 2. “Properties” for more information about operations at our mining properties.

We use contractors and other third parties for exploration, mining and other services, generally, and are reliant on a number of third parties for the success of our current operations and the advancement of our development projects. See Item 1A. “Risk Factors—Our profitability could be affected adversely by the failure of suppliers and/or outside contractors to perform.”

Coronado Global Resources Inc. Form 10-K December 31, 2020 13

Thiess Mining Services Contract

We currently use Thiess Pty Ltd, or Thiess, as our primary mining contractor for our Australian Operations.

We are party to a long-term mining contract with Thiess to provide hydraulic excavator overburden and coal mining, pit dewatering, run of mine rehandling services and maintenance of Coronado owned heavy mobile equipment at the Curragh North operation until December 31, 2025, referred to as Part A Services; and to provide rope shovel overburden removal using Coronado’s rope shovel and Thiess supplied ultra-class truck services until March 31, 2021, referred to as Part B Services. At any time, the services can be terminated for convenience, subject to a lump-sum termination payment.

At the end of the term of the Part B Services or upon earlier termination of the contract for the portion of the services comprised by Part B, we must purchase from Thiess all of the ultra-class trucks at a price determined in accordance with the contract.

Competition

We operate in a competitive environment. We compete with domestic and international coal producers, traders and brokers. We compete on price, coal quality, transportation, optionality, reputation and reliability. Demand for Met coal and the prices that we will be able to obtain for our Met coal are highly competitive and are determined predominantly by world markets, which are affected by numerous factors, including: general global, regional and local economic activity; changes in demand for steel and energy; industrial production levels; short-term constraints, including weather incidents; changes in the supply of seaborne coal; technological changes; changes in international freight or other transportation infrastructure rates and costs; the costs of other commodities and substitutes for coal; market changes in coal quality requirements; government regulations which restrict, or increase the cost of, using coal; tariffs imposed by countries, including the United States and Australia, on the import of certain steel products and any retaliatory tariffs by other countries; and tax impositions on the resources industry, all of which are outside of our control. In addition, coal prices are highly dependent on the outlook for coal consumption in large Asian economies, such as China, Japan, South Korea and India, as well as any changes in government policy regarding coal or energy in those countries.

In developing our business plan and operating budget, we make certain assumptions regarding future Met coal prices, coal demand and coal supply. The prices we receive for our Met coal depend on numerous market factors beyond our control. Accordingly, some underlying coal price assumptions relied on by us may materially change and actual coal prices and demand may differ materially from those expected. Our business, operating and financial performance, including cash flows and asset values, may be materially and adversely affected by short- or long-term volatility in the prevailing prices of our products.

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

Human Capital Disclosures

Our ability to attract and retain skilled, motivated and engaged employees is an essential part of our business. Investing in the skill and capabilities of our people will underwrite our long-term growth and sustainability. In both Australia and United States, we operate in regional locations with highly competitive labor markets. In each location, we are creating a high-performing workforce with a talent pipeline for future leaders, including succession planning for critical roles.

We had 1,492 employees as of December 31, 2020. In addition, as of December 31, 2020, there were 1,612 contractors supplementing the permanent workforce, primarily at Curragh.

As of December 31, 2020, approximately 14% of our total employees, all at our Australian Operations, were covered by a single, federally-certified collective Enterprise Agreement, or the EA, for mining and maintenance employees. The EA links us with; the Automotive, Food, Metals, Engineering, Printing and Kindred Industries Union; the Construction, Forestry, Maritime, Mining and Energy Union; the Communications, Electrical, Electronic, Energy, Information, Postal, Plumbing and Allied Services Union of Australia; and our employees performing mining and operational functions. In May 2019, the Australian Fair Work Commission approved the Curragh Mine Enterprise Agreement 2019. This EA has a nominal

Coronado Global Resources Inc. Form 10-K December 31, 2020 14

expiration date of May 26, 2022 and will remain in place until replaced or terminated by the Fair Work Commission. Our U.S. Operations employ a 100% non-union labor force.

Safety

Our employees and contractors are our most valuable assets and we consider their safety our number one priority. Safety is essential to all business functions and is never to be compromised, under any circumstance. The health and safety of our people is reinforced every day through our culture, behaviors, training, communication and procedures.

We manage safety and health through continuous improvement efforts and the implementation of practices and procedures that address safety risks in full compliance with the legal and regulatory frameworks of both the United States and Australia. We empower our people to consistently strive to have a safety mindset, and act by applying, managing and monitoring effective controls to prevent adverse outcomes with all activities and operations. Our programs are intended to reinforce our position that safety and health should always be front of mind for all employees and contractors. These programs are assessed on a regular basis to ensure they continue to be fit for purpose. We have robust training programs and strategic initiatives in place to ensure workers are informed about health and safety matters, including coal workers’ pneumoconiosis, or CWP, silicosis, hearing loss, and other occupational illnesses. In addition, we conduct sampling and health checks with our workers in line with health and safety legislative requirements.

Safety performance is monitored through physical observations from both internal and external parties and through the reporting of key metrics. Safety performance is assessed monthly against internal goals and on a quarterly basis is benchmarked against our peers within the mining industry.

We set targets for safety interactions which is a process where employees observe a risk behavior and provide immediate feedback if it is deemed, or has the potential to be, unsafe. This is monitored by management daily through safety meetings, site visits, employee discussions, and management observations. The process allows for greater empowerment, innovation and employee input into the mining process.

In Australia, the 12-month rolling average Total Reportable Injury Frequency Rate, or TRIFR, at the end of the December 31, 2020, was 9.40. In the United States the Total Reportable Incident Rate, or TRIR, for 12-month rolling average at the end of the December 31, 2020, was 1.34.

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. The Company formed a COVID-19 Steering Team spanning its Australian and U.S. operations and proactively enacted stringent preventative measures to ensure the safety and well-being of employees and contractors during the pandemic. Specific procedures implemented at each operation vary depending upon location and risk, but all ensure relevant government requirements are surpassed. Procedures include comprehensive screening of employees as they arrive at the workplace, strict adherence to hygiene and social distancing guidelines, and a rigorous cleaning and sanitization program for equipment and facilities.

Workforce composition and diversity

Our values (CARE – Collaboration, Accountability, Respect, Excellence) guide our policies, processes and actions as they relate to all workforce interactions and people related initiatives. As part of these values and to enable our people to excel within the workplace we are building a diverse and inclusive workforce, where unique viewpoints are heard, valued and respected. We believe this directly impacts the safety and productivity of our people. Our employees are trained to recognize and mitigate potential biases towards others. We continue to invest in training initiatives to challenge hiring managers’ unconscious bias and preconceptions. These initiatives have equipped our leaders with knowledge and tools to identify and challenge stereotypes and biased decision making. It also led to the review of policies and processes that may have inhibited the hiring and promotion of certain people. This included reviewing the wording used in job advertisements and challenging what has historically been regarded as essential experience to ensure that people entering the industry, or who have taken a career break, are not unintentionally disadvantaged.

We invest in training and development programs for both our new and long-serving employees. Investing in graduate recruitment, traineeships and internship programs through partnerships with leading education institutions has been central to accessing talent and building our brand. Further, our internal leadership development enhances succession planning and the transfer of skills and knowledge across the Group.

Coronado Global Resources Inc. Form 10-K December 31, 2020 15

As at December 31, 2020 close to 11% of Senior Managers in our U.S. Operations were female and in Australia over 24% of employees at a General Manager, Senior Manager and Senior Professional level were female.

Attracting and retaining the right people

We continued to focus our efforts on recruiting trainees and other entry level roles. We have also implemented the following initiatives:

• Comprehensive training, performance and leadership development programs.

• Competitive and flexible remuneration structure

We have continuous improvement and feedback mindset in relation to further promoting employee engagement and motivation. Across our business there is concerted effort to develop leadership skills, foster and inclusive working environment, and assist managers improve engagement and productivity.

In 2020, our total rolling turnover rate was 14.5% and 27.0% and our voluntary departure rolling turnover rate was 8.6% and 7.5% in Australia and the U.S., respectively. In 2019, our total rolling turnover rate was 13% and 18% and our voluntary departure rolling turnover rate was 8% and 12% in Australia and the U.S., respectively. The increase in overall turnover in the U.S. can be largely attributed to the idling of the Greenbrier mine.

Regulatory Matters—Australia

Our Australian Operations are regulated by the laws and regulations of the Commonwealth of Australia, or Cth, the State of Queensland, or Qld, and local jurisdictions. Most environmental laws are promulgated at the state level, but the Australian federal government has a role in approval of actions which have national environmental significance. In Queensland, the environmental laws relevant to coal mining include development legislation, pollution, waste, ecosystem protection, cultural heritage and native title land contamination and rehabilitation legislation. In addition, the Australian federal government regulates foreign investment and export approvals.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 16

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

The Mineral and Energy Resources (Financial Provisioning) Act 2018 (Qld), or the Financial Provisioning Act, which was enacted on November 15, 2018, became effective on April 1, 2019. The purpose of the Financial Provisioning Act was to amend the existing financial assurance provisions of the Environmental Protection Act 1994 (Qld) by creating a financial provisioning scheme, or the Scheme, from which the Department of Environment and Science, or the DES, sources funds to rehabilitate and remediate land subject to mining.

Under the Financial Provisioning Act, all mine operators are required to make a submission to the DES in respect of an Estimated Rehabilitation Cost, or ERC, for the mine site. The ERC is determined using the DES-approved ERC calculator. Using this information, the DES sets the ERC for the mine. The DES provides the ERC to the manager of the Scheme, or the Scheme Manager. The Scheme Manager undertakes a risk assessment of the mine, which is based upon independent advice from a scheme risk advisor. It includes detail on the mine operator’s financial soundness and credit rating, characteristics of the mining operation (e.g., life of mine, or LOM, and off-take agreements), rehabilitation history, environmental compliance history and the submission made by the company. Risk categories include high, moderate, low and very low. If the ERC and risk categories are set at moderate, low or very low for a mine, then there is a need to pay an annual contribution based on a small percentage of the ERC to the Scheme. If the category is high, then the operation provides a surety for the whole ERC and possibly a contribution to the Scheme. The risk assessment of the mine and, therefore, the amount of the contribution to the fund is assessed and paid annually in perpetuity, or until a clearance certificate is obtained.

Each year, the Scheme Manager is required to make an Annual Review Allocation to determine whether the mine give surety or pay a contribution to the Scheme depending on the value of the ERC relating to applicable environmental authorities , as follows:

1) ERC < A$100,000 - cash surety or bank guarantees

2) ERC = A$100,000 – A$450 million - pay a cash contribution into the Scheme

3) ERC > A$450 million - pay a cash contribution into the Scheme and provide bank guarantees.

Curragh has 2 environmental authorities which are covered by the Scheme, namely environmental authority number EPML00643713 and Environmental Authority Number EPVX00635313. Under the transitional arrangements for the Scheme, Curragh’s existing financial assurance arrangements were deemed to be the ERC for both environmental authority number EPML00643713 and Environmental Authority Number EPVX00635313. In September 2020, Curragh was required to apply for a new ERC in respect of environmental authority number EPML00643713 which will apply for the period from 3 November 2020 to 2 November 2022.

In November 2020, the Scheme Manager completed the assessment of the Annual Review Allocation for environmental authority number EPML00643713 and issued an Annual Review Allocation of “Moderate”. The moderate rating results in Curragh being obliged to make a financial contribution to the Scheme of 2.75% of the ERC. In December 2020, the Scheme Manager completed an assessment of the Annual Review Allocation for Environmental Authority Number EPVX00635313

Coronado Global Resources Inc. Form 10-K December 31, 2020 17

and issued an Annual Review Allocation of “High” in respect of MDL162 requiring Curragh to maintain its historical financial assurance in respect of 100% of the ERC for Environmental Authority Number EPVX00635313.

The Financial Provisioning Act also requires for a Progressive Rehabilitation and Closure Plan, or a PRC plan, with respect to mined land. This requirement will be integrated into the existing environmental authority processes for new mines, minimizing the regulatory burden on government and industry. All mining projects carried out under a ML that make a site-specific environmental authority application will be required to provide a PRC plan. If approved by the administering authority, a stand-alone PRC plan schedule will be given to the applicant together with the environmental authority. The PRC plan schedule will contain milestones with completion dates for achieving progressive rehabilitation of the mine site. The Financial Provisioning Act provides transitional arrangements for the application of the PRC plan requirement to existing mines. The requirement for a PRC plan commenced on November 1, 2019, or the PRCP start date, however all existing mining operations will only transition into the PRC plan framework once a transition notice is issued by the relevant government department. Transition notices will be issued through a three-year transition period from the PRCP start date. As at December 31, 2020, Curragh was not issued with a transition notice with respect to its PRC plan.

Environmental Protection Act 1994 (Qld)

The primary legislation regulating environmental management of mining activities in Queensland is the Environmental Protection Act 1994 (Qld). Its objective is to protect Queensland’s environment while allowing for development that improves the total quality of life, both now and in the future, in a way that maintains ecologically sustainable development. Under the Environmental Protection Act 1994 (Qld), it is an offense to carry out a mining activity unless the person holds or is acting under an environmental authority for the activity. The environmental authority imposes conditions on a project. It is an offense to contravene a condition of an environmental authority. In addition to the requirements found in the conditions of an environmental authority, the holder must also meet its general environmental duty and duty to notify of environmental harm and otherwise comply with the provisions of the Environmental Protection Act 1994 (Qld) and the regulations promulgated thereunder. For example, the following are offenses under the Environmental Protection Act 1994 (Qld):

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 18

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

With respect to MLs and MDLs granted under the Mineral Resources Act 1989 (Qld) on state land where native title has not been extinguished, a principle known as the non-extinguishment principle governs. Broadly, under this principle, native title rights are suspended while the mining tenure, as renewed from time to time, is in force. The grant (or renewal) of a mining tenure in respect of land where native title may exist must comply with the NTA to ensure the validity of the tenure. Registered native title claimants have certain notification, consultation and negotiation rights relating to mining tenures. Where native title is extinguished (i.e., freehold land), the NTA does not apply.

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

We applied for and were granted a regional interest development approval for the “Curragh Expansion Project” (for ML700006, ML 700007 and ML700008), which is subject to regional interest conditions, such as mitigation. Certain protection conditions were also imposed on us with respect to our application for ML 80171 (which has since been granted). These include an obligation to provide mitigation in the event that strategic cropping land is impacted by future operations.

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

On November 2, 2016, the Commonwealth Minister for the Department of the Environment and Energy administering the EPBC Act approved the extension of the existing Curragh mining area to include mining four additional Tenements—ML 700006, ML 700007, ML 700008 and ML 700009 (EPBC Act referral 2015/7508)—as a “controlled action,” on certain conditions. The conditions include requirements in relation to offsets and groundwater.

Coronado Global Resources Inc. Form 10-K December 31, 2020 19

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 20

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

Direct impacts on coal mining and processing operations may occur through the CAA permitting requirements and/or emission control requirements relating to particulate matter, or PM, nitrogen dioxide, ozone and sulfur dioxide, or SO2. For example, the U.S. Environmental Protection Agency, or the EPA, pursuant to the CAA, administers rules that apply PM emissions limits to emissions from coal preparation and processing plants constructed or modified after April 28, 2008. In addition, in recent years, the EPA has adopted more stringent national ambient air quality standards, or NAAQS for PM, nitrogen oxide, ozone and SO2. It is possible that these modifications as well as future modifications to NAAQS could directly or indirectly impact our mining operations in a manner that includes, but is not limited to, the EPA designating new areas of the country as being in nonattainment of applicable NAAQs or expanding existing nonattainment areas, and prompting additional local control measures pursuant to state implementation plans, or SIPs, required to address such revised NAAQS. SIPs may be state-specific or regional in scope. Under the CAA individual states have up to 12 years from the date of designation of attainment/nonattainment areas to secure reductions from emission sources.

The CAA also indirectly, but significantly, affects the U.S. coal industry by extensively regulating the SO2, nitrogen oxides, mercury, PM, greenhouse gases, and other substances emitted by coal-burning facilities, such as steel manufacturers, coke ovens and coal-fired electric power generating facilities. Over time the EPA has promulgated or proposed CAA regulations to impose more stringent air emission standards for a number of these coal-burning industries, especially the power generation sector. While the EPA under the Trump Administration moved toward repealing or loosening some of those regulations, it is unclear the extent to which the Trump Administration’s deregulatory changes for coal-burning facilities under the CAA will survive under the Biden Administration. This is particularly the case for greenhouse gas emissions from coal-fired electric generating facilities, as President Biden has called for bringing the U.S. power sector to zero greenhouse gas emissions by 2035. Collectively, CAA regulations and uncertainty around future CAA requirements could reduce the

Coronado Global Resources Inc. Form 10-K December 31, 2020 21

demand for coal and, depending on the extent of such reduction, could have a material adverse effect on our business, financial condition and operations.

NAAQS Revisions. The CAA requires the EPA to periodically review and, if appropriate, revise the NAAQS to ensure protection of public health. In recent years, the EPA has reviewed the NAAQS for PM, ozone and SO2. The PM NAAQS was last revised and made more stringent in 2012. Individual states have developed SIPs, which detail the PM emission reductions their sources must meet in order for the state to maintain or achieve the 2012 PM NAAQS. On April 14, 2020, the EPA announced its intention to retain, without changes, the 2012 PM NAAQS. This action was finalized by EPA on December 18, 2020. On January 13, 2021, the state of California along with other states and the city of New York filed a petition for review in the D.C. Circuit challenging EPA’s action. The litigation is ongoing.

In 2015, the EPA issued a final rule reducing the primary ozone NAAQS from 75 to 70 parts per billion but retaining the existing secondary ozone NAAQS. mid. States with moderate or high nonattainment areas must submit SIPs for the 2015 ozone NAAQS by October 2021. Environmental and industry groups challenged the 2015 ozone NAAQS in the U.S. Court of Appeals for the D.C. Circuit. On August 23, 2019, the court denied all the petitions for review against the 2015 primary NAAQS but concluded that the EPA had not provided a sufficient rationale for its decision on the 2015 secondary NAAQS and remanded that standard to the EPA. Prior to the court’s decision, EPA initiated another periodic review of the ozone NAAQS. This most recent review culminated in a final rule by the EPA on December 31, 2020 to retain all aspects of the 2015 ozone NAAQS, including the secondary standard with additional rationale in response to the court’s 2019 decision. It remains to be seen whether there will be legal challenges to the December 2020 final rule, or whether the EPA will reconsider the rule under the new administration. More stringent ozone or PM NAAQS, if promulgated, would require new SIPs to be developed and filed with the EPA and may trigger additional control technology for mining equipment or coal-burning facilities, or result in additional challenges to permitting and expansion efforts. This could also be the case with respect to the implementation of any new requirements triggered by any future, more stringent NAAQS for nitrogen oxide and SO2, although the EPA promulgated a final rule on March 18, 2019 that retains, without revision, the existing NAAQS for SO2 of 75 parts per billion average over an hour.

Cross State Air Pollution Rule, or CSAPR. The CAA includes a so-called Good Neighbor Provision that requires upwind states to eliminate their significant contributions to downwind states’ nonattainment of the NAAQS. On July 6, 2011, the EPA finalized the CSAPR, which was meant to satisfy this Good Neighbor Provision. CSAPR requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine particle pollution in downwind states. Following litigation in the D.C. Circuit and U.S. Supreme Court, the first phase of the nitrogen oxide and SO2 emissions reductions required by CSAPR commenced in January 2015; further reductions of both pollutants in the second phase of CSAPR became effective in January 2017.

On October 26, 2016, the EPA published the final CSAPR Update Rule to address implementation of the 2008 NAAQS for ground-level ozone. This rule imposed further reductions in nitrogen oxides emissions beginning in 2017 in 22 upwind states subject to CSAPR. According to the EPA, these reductions would reduce, but not eliminate, the upwind states’ significant contributions to downwind states’ air pollution. The CSAPR Update Rule did not include any deadline by which upwind states would have to completely eliminate their significant contributions to downwind states’ air pollution. The EPA maintained, however, that the rule would assist downwind states in bringing their areas of “moderate” nonattainment with the 2008 ozone NAAQS into compliance by the CAA-mandated July 20, 2018 deadline.

On December 6, 2018, the EPA followed up the CSAPR Update Rule with the CSAPR Close-Out. Pursuant to the CSAPR Close Out, the EPA found that it would not be feasible to impose cost-effective emissions on twenty upwind states before 2023, which was two years after the CAA-mandated 2021 deadline for states to bring their areas of “severe” nonattainment into compliance with the 2008 NAAQS. The EPA further concluded that the downwind states would achieve compliance with the 2008 NAAQS by 2023 even without further reductions by the upwind states, and the CSAPR Close-Out therefore required no further reductions from the upwind states beyond those required by the CSAPR Update Rule.

The CSAPR Update Rule and the CSAPR Close-Out were both challenged in the D.C. Circuit. On September 13, 2019, the D.C. Circuit found that upwind states had to eliminate any significant contributions to downwind states’ air pollution by the applicable 2008 NAAQS for ground-level ozone deadline, regardless of questions of feasibility. Pursuant to the D.C. Circuit’s ruling, the CSAPR Update Rule was remanded to the EPA. On October 1, 2019, the D.C. Circuit issued a judgment vacating the CSAPR Close-Out on the same basis.

On October 15, 2020, EPA proposed the Revised CSAPR Update Rule, which fully addressed twenty-one states’ outstanding interstate pollution transport obligations for the 2008 NAAQS for ozone. For nine states, EPA found that their projected

Coronado Global Resources Inc. Form 10-K December 31, 2020 22

2021 emissions do not significantly contribute to non-attainment and/or maintenance problems in downwind states. The remaining twelve states were found to contribute to the non-attainment and/or maintenance problems in downwind states. EPA proposed to issue new or amended Federal Implementation Plans requiring additional emissions reductions from electricity generating units in those states beginning in the 2021 ozone season. Additional emission reduction requirements in these states could adversely affect the demand for coal.

Mercury and Air Toxic Standards, or MATS. The EPA published the final MATS rule in the Federal Register on February 16, 2012. The MATS rule revised the New Source Performance Standards, or NSPS, for nitrogen oxides, SO2 and PM for new and modified coal-fueled electricity generating plants, and imposed Maximum Achievable Control Technology, or MACT, emission limits on hazardous air pollutants, or HAPs, from new and existing coal-fueled and oil-fueled electricity generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs. The rule provided three years for compliance with MACT standards and a possible fourth year if a state permitting agency determined that such was necessary for the installation of controls. Although the MATS rule has been and continues to be the subject of EPA review and litigation, it remains in effect and has contributed to the need for many coal-fired power plants to install addition pollution controls, convert to natural gas, or retire

Following issuance of the final MATS rule, numerous petitions for review were filed. After proceedings before the U.S. Court of Appeals for the D.C. Circuit, the U.S. Supreme Court on June 29, 2015 held that EPA interpreted the CAA unreasonably when it deemed cost irrelevant to the decision to regulate HAPs from new and existing coal-fueled and oil-fueled power plants. The Supreme Court remanded the case to the D.C. Circuit, which ultimately allowed the rule to remain in effect while EPA promulgated a series of supplemental findings on the costs and benefits of the rule in response to the Supreme Court’s ruling.

Most recently, on May 22, 2020, the EPA finalized a supplemental finding, or Supplemental Cost Finding, that health and environmental benefits not directly related to mercury pollution should not be included in the benefit portion of the analysis. Using this framework EPA found that the costs of the MATS rule “grossly outweigh” any possible benefits and, therefore, that that regulating HAPs from coal-fired and oil-fired power plants is not “appropriate and necessary” under the CAA. However, EPA determined that while it could revise the cost-benefit analysis for the MATS rule, it could not remove coal-fired plants from HAPs regulation. The MATS rule therefore remains in effect. EPA also determined in the Supplemental Cost Finding that the MATS rule is adequately protective of public health, as required by the CAA’s residual risk and technology review provisions. Westmoreland Mining Holdings, a coal company, filed a petition with the D.C. Circuit in May 2020 challenging the legality of the MATS rule. Health and medical groups and other industry groups filed a petition of review opposing the Supplemental Cost Finding, and its reversal of the previous finding that it was “appropriate and necessary” to regulate HAPs. Environmental groups also challenge the EPA’s residual risk and technology review of the MATS rule, arguing that more stringent standards are necessary. This litigation remains ongoing. While the vast majority of coal-fired power producers have already complied with the 2012 MATS rule standards, any future reductions in the standards due to the ongoing litigation or additional EPA action could increase the cost of coal-fired electric power generation and negatively impact the demand for coal.

Clean Power Plan and Affordable Clean Energy, or ACE. In 2014, the EPA proposed a sweeping rule, known as the “Clean Power Plan,” to cut carbon emissions from existing electricity generating units, including coal-fired power plants. A final version of the Clean Power Plan was adopted in August 2015. The Clean Power Plan aimed to reduce carbon dioxide emissions from electrical power generation by 32% by 2030 relative to 2005 levels through the reduction of emissions from coal-burning power plants and increased use of renewable energy and energy conservation methods. Under the Clean Power Plan, states were free to reduce emissions by various means and were to submit emissions reduction plans to the EPA by September 2016 or, with an approved extension, September 2018. If a state had not submitted a plan by then, the Clean Power Plan authorized the EPA to impose its own plan on that state. In order to determine a state’s goal, the EPA divided the country into three regions based on connected regional electricity grids. States were to implement their plans by focusing on (i) increasing the generation efficiency of existing fossil fuel plants, (ii) substituting lower carbon dioxide emitting natural gas generation for coal-powered generation and (iii) substituting generation from new zero carbon dioxide emitting renewable sources for fossil fuel powered generation. States were permitted to use regionally available low carbon generation sources when substituting for in-state coal generation and to coordinate with other states to develop multi-state plans.

Following adoption, in 2015 twenty-seven states sued the EPA in the D.C. Circuit, claiming that the EPA overstepped its legal authority in adopting the Clean Power Plan. In February 2016, the U.S. Supreme Court ordered the EPA to halt enforcement of the Clean Power Plan until the lower court ruled on the lawsuit and until the Supreme Court determined whether or not to hear the case.

Coronado Global Resources Inc. Form 10-K December 31, 2020 23

In a parallel litigation, twenty-five states and other parties filed lawsuits challenging the EPA’s final NSPS rules for carbon dioxide emissions from new, modified, and reconstructed power plants under the CAA. One of the primary issues in these lawsuits was the EPA’s establishment of standards of performance based on technologies including carbon capture and sequestration, or CCS. New coal plants could not meet the new standards unless they implement CCS. In conjunction with the EPA’s proposal to rescind the Clean Power Plan, the EPA also requested a stay of the NSPS litigation. The D.C. Circuit granted the request.

In October 2017, the EPA commenced rulemaking proceedings to rescind the Clean Power Plan, and in December 2017, the EPA published an Advanced Notice of Proposed Rulemaking announcing its intent to commence a new rulemaking to replace the Clean Power Plan with an alternative framework for regulating carbon dioxide. The rulemaking would culminate in the EPA replacing the Clean Power Plan with ACE. On September 17, 2019, the U.S. Court of Appeals for the D.C. Circuit dismissed the Clean Power Plan litigation and NSPS litigation as moot in light of the ACE rule.

On June 19, 2019, the EPA finalized the ACE rule as a replacement for the Clean Power Plan. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule has several components: a determination of the best system of emission reduction for greenhouse gas emissions from coal-fired power plants, a list of “candidate technologies” states can use when developing their plans, and new implementing regulations for emission guidelines under Section 111(d) of the CAA. Unlike the Clean Power Plan, the ACE rule only includes as candidate technologies those that increase the efficiency of individual emission units, also referred to as heat rate improvement measures; the ACE rule does not include other methods such as co-firing with natural gas or adding renewable generation facilities.

Upon finalization of the ACE rule, the rule was subject to a challenge in the D.C. Circuit in American Lung Association et al. v. EPA, et al. On January 19, 2021, the D.C. Circuit vacated the ACE rule and remanded the question of the “best system of emission reduction” for carbon dioxide emissions from existing power plants to EPA for further consideration. In reaching its decision, the court found that ACE would not be the most effective means of reducing emissions, and further rejected the idea that EPA is limited under the Clean Air Act to only regulate emissions reductions at the source. EPA has yet to respond to the court’s remand. Depending on the nature and extent of EPA’s action on remand, the demand for coal could be affected.In addition to potential CAA regulatory changes, it is possible that other future international, federal and state initiatives to control greenhouse gas emissions could increase costs associated with coal production and consumption, such as costs for additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Future regulation in the United States could occur pursuant to future treaty commitments, new domestic legislation or regulation by the EPA. On January 20, 2021, President Biden announced a return of the United States to the international climate agreement reached at the United Nations Framework Convention on Climate Change in Paris, France during December 2015, also known as the Paris Agreement. President Trump previously withdrew the United States from the Paris Agreement, beginning a four-year exit process. In a recent executive order, President Biden directed that federal agencies review recent actions that the President believes may interfere with the United States’ participation in the Paris Agreement. While the Paris Agreement sets only voluntary pledges for reducing greenhouse gas emissions, the recent executive actions signal a shift toward consideration of new or more stringent federal regulations to further reduce greenhouse gas emissions in the United States. In addition, many states, regions and governmental bodies have already adopted their own greenhouse gas emission reduction initiatives and have or are considering the imposition of fees or taxes based on the such emission by certain facilities, including coal-fired electric generating facilities. Others have announced their intent to increase the use of renewable energy sources, with the goal of displacing coal and other fossil fuels. Federal legislation along these lines is also a possibility. Depending on the particular regulatory programs or new laws enacted at the federal and state levels, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

There have also been numerous challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. For instance, various state regulatory authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with greenhouse gas emissions under future laws. In addition, several permits issued to new coal-fueled power plants without greenhouse gas emission limits have been appealed to the EPA's Environmental Appeals Board. A federal appeals court allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds. The United States Supreme Court overturned that decision in June 2011, holding that federal common law provides no basis for public nuisance claims against utilities due to their carbon dioxide emissions. The United States Supreme Court did not, however, decide whether similar claims can be brought under state common law. As a result, tort-type liabilities remain a concern. To the extent that these risks affect our current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for coal.

Coronado Global Resources Inc. Form 10-K December 31, 2020 24

Regional Haze. The EPA promulgated a regional haze program designed to protect and to improve visibility at and around Class I Areas, which are generally national parks, national wilderness areas and international parks. This program may restrict the construction of new coal-fired power plants, the operation of which may impair visibility at and around the Class I Areas. Additionally, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as SO2, nitrogen oxide and PM. States were required to submit Regional Haze SIPs to the EPA in 2007; however, many states did not meet that deadline. In 2016, the EPA finalized revisions to the Regional Haze Rule which addresses requirements for the second planning period. In September 2019, the EPA issued final regional haze guidance that indicates that a re-evaluation of sources already subject to best available retrofit technologies is likely unnecessary. The guidance also encourages states to balance visibility benefits against other factors in selecting the measures necessary to make “reasonable progress” toward natural visibility conditions. Finally, when comparing various control options to determine which ones may be “cost-effective”, the final guidance recommends comparing cost to visibility benefits. SIPs will be required by July 31, 2021. If states adopt SIPs with more stringent requirements, demand for coal could be affected.

New Source Review, or NSR. Pursuant to NSR regulations, stationary sources of air pollution must obtain an NSR permit prior to beginning construction of a new “major” source of emissions or a “major” modification of an existing major source. If a project is determined to trigger NSR, Prevention of Significant Deterioration regulations require the project to implement Best Available Control Technology and/or Non-Attainment New Source Review Lowest Achievable Emission Rate control technology.

Beginning in the late 1990’s, the EPA filed lawsuits against owners of many coal-fired power plants in the eastern U.S. alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these NSR standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants.

The remaining litigation and uncertainty around the NSR program rules could impact demand for coal. In recent years, EPA proposed and promulgated several revisions to its NSR regulations and policies concerning NSR permitting. For example, one such change, known as the Project Emissions Accounting Rule on October 22, 2020, revises the NSR regulations to clarify that recent emission decreases can be considered in part of the NSR applicability test. In addition, the EPA on November 14, 2018 issued a final rule that clarified the appropriate test for determining whether two nominally separate modifications to existing facilities should be considered in a single NSR applicability analysis. While these changes have the potential to reduce NSR permitting burdens for coal-fired power plants and other coal-burning facilities, their fate under the Biden Administration remains uncertain.

Coke Ovens. Coke Oven Batteries and Coke Ovens: Pushing, Quenching, and Battery Stacks are two source categories regulated by the CAA. The initial technology-based standards for Coke Oven Batteries were promulgated by EPA in 1993. In 2003, EPA issued technology-based standards for Coke Ovens: Pushing, Quenching, and Battery Stacks. In 2005, EPA revised the technology-based standards and issued risk-based standards following a residual risk review. On June 26, 2020, the United States District Court for the Northern District of California found EPA had violated its statutory duty to perform a technology review of its initial technology-based standards for Coke Ovens: Pushing, Quenching, and Battery Stacks and a residual risk review of those standards. The court also found that EPA had violated its statutory duty to conduct a follow-up technology review and second residual risk review of the standards for Coke Oven Batteries. The court held that EPA has 30 months to comply with its statutory duty for these two source categories. To the extent that EPA ultimately promulgates more stringent technology-based standards as a result of the court-ordered technology and residual risk reviews, it could affect our current and prospective customers and may affect long-term demand for coal.

On January 21, 2021, President Biden issued an executive order that ordered the review of certain environmental regulations promulgated under the Trump administration. Those environmental regulations include ozone and particulate matter NAAQS, the ACE rule, and other air emission rules potentially affecting coal-fired power plants and other coal-burning facilities. It is unclear what affect this order will have on the demand for coal.

Clean Water Act of 1972

The U.S. Clean Water Act of 1972, or the CWA, and corresponding state law governs the discharge of toxic and non-toxic pollutants into the waters of the United States. CWA requirements may directly or indirectly affect U.S. coal mining operations.

Water Discharge. The CWA and corresponding state laws affect coal mining operations by imposing restrictions on discharges of wastewater into waters of the United States through the National Pollutant Discharge Elimination System, or

Coronado Global Resources Inc. Form 10-K December 31, 2020 25

NPDES, or an equally stringent program delegated to a state agency. The EPA and states may develop standards and limitations for certain pollutants, including through the technology-based standard program and water quality standard program. These restrictions often require us to pre-treat the wastewater prior to discharging it. NPDES permits require regular monitoring, reporting and compliance with effluent limitations. New requirements under the CWA and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results.

Dredge and Fill Permits. Many mining activities, such as the development of refuse impoundments, fresh water impoundments, refuse fills, and other similar structures, may result in impacts to waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to such streams or wetlands. Under the CWA, coal companies are also required to obtain a Section 404 permit from the USACE prior to conducting certain mining activities, such as the development of refuse and slurry impoundments, fresh water impoundments, refuse fills and other similar structures that may affect waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to streams or wetlands. The USACE is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21, or NWP 21, generally authorize the disposal of dredged and fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. Since March 2007, permits under NWP 21 were reissued for a five-year period with new provisions intended to strengthen environmental protections. There must be appropriate mitigation in accordance with nationwide general permit conditions rather than less restricted state-required mitigation requirements, and permit holders must receive explicit authorization from the USACE before proceeding with proposed mining activities. The USACE may also issue individual permits for mining activities that do not qualify for Nationwide Permit 21.

The CWR/Navigable Waters Protection, or NWPR. Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules, collectively known as the Clean Water Rule, or the CWR, redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. These rules expanded the scope of CWA jurisdiction, making discharges into more bodies of water subject to the CWA’s permitting and other requirements. Following the CWR’s promulgation, numerous industry groups, states, and environmental groups challenged the CWR. On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit stayed the CWR’s implementation nationwide, pending further action in court. Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the CWR, and on July 27, 2017, the EPA and the USACE published a proposed rule to rescind the CWR. On January 22, 2018, the Supreme Court reversed the Sixth Circuit’s decision, ruling that jurisdiction over challenges to the CWR rests with the federal district courts and not with the appellate courts, which was followed by the dissolution of the stay by the Sixth Circuit, and on February 6, 2018, in response to the January 2018 Supreme Court decision, the agencies published a final rule to postpone the adoption of CWR and maintain the status quo (the pre-2015 rule) through February 6, 2020 pending the agencies’ review of the CWR. Multiple states and environmental groups have filed challenges to this delay. On August 16, 2018, the federal court in South Carolina enjoined the February 6, 2018 rule, effectively reinstating the CWR in Virginia and Pennsylvania (where we have operations) and in 24 other states. The injunction is being challenged on appeal. However, our West Virginia operations remain unaffected by the CWR, due to separate injunctions issued by federal courts in Georgia and North Dakota applicable to West Virginia and 23 other states.

On April 21, 2020, the EPA and the USACE published the Navigable Waters Protection Rules, or the NWPR. The NWPR revises the definition of waters of the United States and replaces the CWR. The NWPR shrinks the agencies’ jurisdiction, particularly as it relates to tributaries and adjacent waters. The NWPR went into effect on June 22, 2020. The NWPR was enjoined in Colorado, this it is not in effect in Colorado pending the outcome of judicial challenges. States and environmental groups have filed challenges to the NWPR in various federal district courts.

On April 22, 2020, in an unrelated case the Supreme Court ruled that provisions of the CWA require an NPDES permit when there is a direct discharge from a point source to navigable waters or the functionally equivalent discharge to groundwater. The NWPR, however, had excluded groundwater from the agencies’ jurisdiction. On January 21, 2021, EPA issued guidance applying the ruling of the Supreme Court to the NPDES permitting program. The guidance noted that i) an actual discharge of a pollutant to a water of the United States is a threshold condition that must be satisfied before the need for an NPDES permit is triggered; ii) the discharge of pollutants that reaches, or will reach a water of the United States must be from a point source to trigger NPDES permitting requirements and iii) only a subset of discharges of pollutants to groundwater that ultimately reach a water of the United States are the functional equivalent of a direct discharge to a water of the United States.

It remains unclear when, whether and how the NWPR will be implemented, and what NWPR litigation may result or what impact they may have on our operations.

Coronado Global Resources Inc. Form 10-K December 31, 2020 26

Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. On September 30, 2015, the EPA published a final rule setting new or additional requirements for various wastewater discharges from steam electric power plants. The rule set zero discharge requirements for some waste streams, as well as new, more stringent limits for arsenic, mercury, selenium and nitrogen applicable to certain other waste streams. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit agreed with environmental groups that the portions of the rule regulating legacy wastewater and residual combustion leachate are unlawful. The Court vacated those portions of the rule.

On August 31, 2020, the EPA finalized a rule to revise the guidelines and standards for the steam electric power generating point source category applicable to two categories of wastewater streams regulated by the 2015 rule: flue gas desulfurization wastewater, or FGD, and bottom ash transport water, or BA. With respect to FGD, selenium standards are less stringent than under the 2015 rule, and certain types of facilities, such as facilities with high FGD flow, low utilization boilers and those set to retire coal combustion units, are subject to less stringent effluent limits. The compliance deadline for FGD technology-based wastewater limits was extended from December 31, 2023 to December 31, 2025. With respect to BA, the EPA, among other things, eliminated a strict no-discharge requirement and implemented a not-to-exceed ten-percent volumetric purge. We cannot at this time predict how this rule will be enforced by the new Biden administration or if it will seek a revision.

The Biden Administration’s January 20, 2021 executive order for review of environmental regulations indicated the Biden Administration would review the NWPR amongst other CWA-related regulations. It is unclear what affect this order will have on the demand for coal.

Surface Mining Control and Reclamation Act of 1977

The Surface Mining Control and Reclamation Act of 1977, or the SMCRA, which is administered by the U.S. Office of Surface Mining Reclamation and Enforcement, or OSM, establishes operational, reclamation and closure standards for all aspects of surface mining and many aspects of underground mining in the United States. Unlike the CAA and the CWA, SMCRA is primarily concerned with the holistic regulation of coal mining as an industry. Its general environmental standards require surface operations to mine in such a way as to “maximize the utilization and conservation” of coal while using the best technology currently available to minimize land disturbance and adverse impacts on wildlife, fish, and environmental values. SMCRA requires operators to accomplish these goals by restoring the land to its approximate pre-mining condition and contour.

The SMCRA implements its environmental standards through “cooperative federalism.” Under the SMCRA, a state may submit a qualifying surface mining regulatory scheme to the OSM, and request to exert exclusive jurisdiction over surface mining activities within its territory. If OSM finds that the state’s scheme meets SMCRA’s requirements and gives approval, the state becomes the primary regulatory authority with oversight from OSM. If a state has a surface mining regulatory scheme that is less stringent than the surface mining standards under SMCRA and OSM regulations, or if mining on federal lands is involved, the OSM will impose federal regulations on surface mining in that state. Each of Virginia, West Virginia and Pennsylvania, where our Buchanan, Logan, Greenbrier and Pangburg-Shaner-Fallow Field operations are based, has adopted qualifying surface mining regulatory schemes and has primary jurisdiction over surface mining activities within their respective territories. However, even if a state gains approval for its surface mining regulatory program, the OSM retains significant federal oversight, including the ability to perform inspections of all surface mining sites to ensure state program and mine operator compliance with federal minimum standards. The OSM and its state counterparts also oversee and evaluate standards of:

•performance (both during operations and during reclamation);

•permitting (applications must describe the pre-mining environmental conditions and land use, the intended mining and reclamation standards, and the post-mining use);

•financial assurance (SMCRA requires that mining companies post a bond sufficient to cover the cost of reclaiming the site, and the bond is not released until mining is complete, the land has been reclaimed and the OSM has approved the release);

•inspection and enforcement (including the issuance of notices of violation and the placement of a mining operation, its owners and controllers on a federal database known as the Applicant Violator System, meaning that such person or entity is blocked from obtaining future mining permits); and

•land restrictions (SMCRA prohibits surface mining on certain lands and also allows citizens to challenge surface mining operations on the grounds that they will cause a negative environmental impact).

Coronado Global Resources Inc. Form 10-K December 31, 2020 27

Regulations under the SMCRA and its state analogues provide that a mining permit or modification can, under certain circumstances, be delayed, refused or revoked if we or any entity that owns or controls us or is under common ownership or control with us have unabated permit violations or have been the subject of permit or reclamation bond revocation or suspension.

Under the SMCRA and its state law counterparts, all coal mining applications must include mandatory “ownership and control” information, which generally includes listing the names of the operator’s officers and directors, and its principal stockholders owning 10% or more of its voting shares, among others. Ownership and control reporting requirements are designed to allow regulatory review of any entities or persons deemed to have ownership or control of a coal mine, and bar the granting of a coal mining permit to any such entity or person (including any “owner and controller”) who has had a mining permit revoked or suspended, or a bond or similar security forfeited within the five-year period preceding a permit application or application for a permit revision. Similarly, regulatory agencies also block the issuance of permits to applicants, their owners or their controlling persons, who have outstanding permit violations that have not been timely abated.

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

In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive activism and litigation by environmental groups. After a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts. Monetary sanctions and, in certain circumstances, even criminal sanctions may be imposed for failure to comply with the SMCRA permits. Before a SMCRA permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the performance of reclamation bonding requirements.

SMCRA provides for three categories of bonds: surety bonds, collateral bonds and self-bonds. A surety bond is an indemnity agreement in a sum certain payable to the regulatory authority, executed by the permittee as principal and which is supported by the performance guarantee of a surety corporation. A collateral bond can take several forms, including cash, letters of credit, first lien security interest in property or other qualifying investment securities. A self-bond is an indemnity agreement in a sum certain executed by the permittee or by the permittee and any corporate guarantor made payable to the regulatory authority. For our U.S. Operations, we meet our reclamation bonding requirements by posting surety bonds and participation in the state of Virginia bond pool. Our total amount of reclamation surety bonds outstanding was approximately $28.5 million as of December 31, 2020. The surety bond requirements for a mine represent the calculated cost to reclaim the current

Coronado Global Resources Inc. Form 10-K December 31, 2020 28

operations if it ceased to operate in the current period. The cost calculation for each surety bond must be completed according to the regulatory authority of each state.

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

National Environmental Policy Act of 1969

The National Environmental Policy Act of 1969, or NEPA, applies to mining operations or permitting requirements that require federal approvals, NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. NEPA requires federal agencies, such as the EPA or the OSM, to incorporate environmental considerations in their planning and decision-making. The federal agency carrying out the requirements of NEPA must prepare a detailed statement assessing the environmental impact of and alternatives to the particular action requiring agency approval. These statements are referred to as Environmental Impact Statements or Environmental Assessments. NEPA also defines the processes for evaluating and communicating environmental consequences of federal decisions and actions, such as the permitting of new mine development on federal lands. U.S. coal mining companies must provide information to agencies with respect to proposed actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. Ultimately, federal agencies may require mitigation measures pursuant to their NEPA review.

The White House Council on Environmental Quality, or the CEQ, issued an Advance Notice of Proposed Rulemaking in June 2018 seeking comment on a number of ways to streamline the NEPA process. On January 10, 2020, the Trump Administration announced a proposed rulemaking. On July 16, 2020, CEQ finalized the proposed rule, which went into effect on September 14, 2020. The new rule makes it easier to obtain approval for new projects, including by eliminating the need to evaluate so-called cumulative impacts which could ultimately limit agencies’ consideration of climate change and greenhouse gas emissions. On July 29, 2020, the final rule was challenged in the Western District of Virginia by a coalition of environmental groups and additional groups have since filed suit in various federal district courts. Moreover, we cannot at this time predict how this rule will be enforced by the new Biden administration.

Solid Waste Disposal Act of 1995 and Resource Conservation and Recovery Act of 1976

The Solid Waste Disposal Act of 1965, or SWDA, was the first federal act to target waste disposal technology. The SWDA governs disposal of both municipal and industrial waste, promotes advancement of waste management technology and sets waste management standards. The SWDA was amended by the Resource Conservation and Recovery Act of 1976, or RCRA. RCRA affects U.S. coal mining operations by establishing “cradle to grave” requirements for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. The RCRA also addresses the environmental effects of certain past hazardous waste treatment, storage and disposal practices, and may require a current or past site owner or operator to remove improperly disposed hazardous wastes. The RCRA also sets forth a framework for managing certain non-hazardous solid wastes. Part or all of the RCRA program may be delegated to a state pursuant to a state implementation plan if the state standards are at least as stringent as federal standards.

Subtitle C of the RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. On December 19, 2014, the EPA announced the final rule on disposal of coal combustion residuals, or CCR or coal ash, by electric utilities and independent power producers. As finalized, the rule continues the exemption of CCR from regulation as a hazardous waste, but does impose new requirements at existing CCR surface impoundments and landfills that will need to be implemented over a number of different time-frames in the coming months and years, as well as at new surface impoundments and landfills. On August 24, 2018, the U.S. Court of Appeals for the D.C. Circuit held that certain provisions of the EPA’s CCR rule were not sufficiently protective, and it invalidated those provisions. Since then, the EPA has finalized

Coronado Global Resources Inc. Form 10-K December 31, 2020 29

changes to its CCR regulations in response to some aspects of the court’s ruling, primarily to regulate unlined ponds but extend certain deadlines for initiating their closure, and allowing site-specific alternate liner determinations. On October 14, 2020, the EPA also issued an advanced notice of proposed rulemaking to seek comment on the extent to which it should regulate inactive surface impoundments at legacy sites. The comment period on that notice ended February 12, 2021.

The EPA regulations on CCR management and disposal exempt coal ash that is disposed of at mine sites and reserve any regulation thereof to the Office of Surface Mining Reclamation and Enforcement or "OSMRE." After proposing CCR regulations in 2007, the OSMRE suspended all rulemaking actions on CCRs, but could re-initiate them in the future. In addition, while many mining wastes such as overburden and coal cleaning wastes are exempt from RCRA hazardous waste regulations, certain wastes may be subject to the RCRA’s requirements. The RCRA also governs underground storage tanks containing hazardous substances and petroleum products, which are used in some coal mining operations, although we do not have underground storage tanks associated with our U.S. Operations.

The Biden Administration’s January 20, 2021 executive order for review of environmental regulations indicated that the Biden Administration will review environmental regulations affecting the management and disposal of CCR. It is unclear what affect this order will have on the demand for coal.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, authorizes the federal government and private parties to recover costs to address threatened or actual releases of hazardous substances (broadly defined) that may endanger public health or the environment. Current owners and operators of contaminated sites, past owners and operators of contaminated sites at the time hazardous substances were disposed, parties that arranged for the disposal or transport of the hazardous substances and transporters of hazardous substances could be potentially responsible parties, or PRPs, under CERCLA. PRPs may be liable for costs related to contaminated sites, including, but not limited to, site investigation and cleanup costs incurred by the government or other parties, damages to natural resources and costs of certain health assessments or studies. In addition, CERCLA authorizes the federal government to order PRPs to conduct investigation and cleanup of releases of hazardous substances at certain contaminated sites.

CERCLA requires that a list of contaminated sites, referred to as the National Priorities List, be compiled by EPA using certain criteria to evaluate the potential relative risk to the public health and the environment from releases or threatened releases of hazardous substances. Strict, joint and several and retroactive liability may be imposed on hazardous substance generators and facility owners and operators, regardless of fault or the legality of the original disposal activity. The failure to comply with a federal government order under CERCLA may result in civil penalties, including fines and/or punitive damages, in addition to the costs incurred by the federal government due to the party’s failure to comply with an order.

We could face liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries have previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries, sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located.

Federal Mine Safety and Health Act of 1977

The Mine Act, which was amended by the Mine Improvement and New Emergency Response Act of 2006, or the MINER Act, governs federal oversight of mine safety and authorizes the U.S. Department of Labor’s Mine Safety and Health Administration, or MSHA, to regulate safety and health conditions for employees working in mines within the United States, and to enforce various mandatory health and safety requirements. The Mine Act mandates four annual inspections of underground coal mines, two annual inspections of all surface coal mines, and permits inspections in response to employee complaints of unsafe working conditions. The statute and its regulations also mandate miner training, mine rescue teams for all underground mines, and involvement of miners and their representatives in health and safety activities. MSHA has also promulgated regulations governing a wide range of activities, including roof support, ventilation, combustible materials, electrical equipment, fire protection, explosives and blasting, and mine emergencies. MSHA has the statutory authority to issue civil penalties for non-compliance, to set the period for abatement of violations, and to seek injunctive relief requiring a company to cease operations until certain conditions are corrected. The MINER Act requires mine specific emergency response plans in underground coal mines, implemented new regulations regarding mine rescue teams and sealing of abandoned areas, requires prompt notification of mine accidents, and imposes enhanced civil and criminal penalties for violations. Various states also have enacted their own new laws and regulations addressing many of these same subjects. MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in

Coronado Global Resources Inc. Form 10-K December 31, 2020 30

February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. In the last several years, MSHA has also proposed regulations governing respirable silica, and the exposure of miners to underground diesel exhaust fumes, and testing, evaluation, and approval of electric motor-driven mine equipment and accessories. MSHA has not yet promulgated any mandatory standards in response to the COVID-19 pandemic, but instead has issued guidance for employers and workers regarding how to mitigate the risks of COVID-19. The agency may promulgate a mandatory standard in the coming months in response to the likely promulgation of an emergency temporary standard by the federal Occupational Safety and Health Administration, but it has not formally announced any intention to do so.

Black Lung (Coal Worker’s Pneumoconiosis)

The Mine Act amended the Federal Coal Mine Health and Safety Act of 1969, which is the legislation that mandates compensation for miners who were totally and permanently disabled by the progressive respiratory disease caused by coal workers’ pneumoconiosis, or black lung. Under current federal law, a U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current employees, and to claimants who are former employees who last worked for the operator after July 1, 1973, and whose claims for benefits are allowed. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on sales of U.S. production, excluding export sales, of up to $1.21 per Mt for deep-mined coal and up to $0.61 per Mt for surface-mined coal, each limited to 4.4% of the gross sales price. In 2019, these tax rates were cut in half compared to the pre-2019 level, falling to $0.61 per Mt of underground-mined coal or $0.31 per Mt of surface-mined coal, limited to 2% of the sales price. Our total excise taxes paid to this trust fund in 2020 were $0.9 million. In December 2019, President Trump signed into law a provision that restored the rate to its pre-2019 level through December 31, 2020. On December 27, 2020, then-President Trump extended the trust fund excise tax through December 31, 2021 at the pre-2019 rate. Historically, very few of the miners who sought federal black lung benefits were awarded these benefits; however, the approval rate has increased following implementation of black lung provisions contained in the Patient Protection and Affordable Care Act of 2010, or the Affordable Care Act. The Affordable Care Act introduced significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, and established a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes, we may also be liable under state laws for black lung claims. See Note 20 to the accompanying audited consolidated financial statements for further information of applicable insurance coverage.

National Labor Relations Act of 1935

The National Labor Relations Act of 1935, or the NLRA, governs collective bargaining and private sector labor and management relations. While we do not have a unionized workforce in the United States, to the extent that non-supervisory employees decide to seek representation or engage in other protected concerted labor activities, the NLRA and the rules promulgated by the National Labor Relations Board, or NLRB, set the parameters for employees’ and union activity and our response. The NLRA applies to both unionized and non-union workforces. Any employee complaints related to the pandemic and any related labor actions, if they are tied to terms and conditions of employment that affect the workforce generally, will be governed by the NLRA. In addition, recent NLRB- promulgated rules regarding joint employer status under the NLRA clarified the basis upon which contractors and vendors, as well as their employees (and the unions representing them), could allege that we are jointly and severally liable for any unfair labor practices or bargaining obligations of the third-party employer. While the rules made the joint employer test generally more employer-friendly, there is always the possibility of claims that we are a joint employer with a contractor or vendor.

Patient Protection and Affordable Care Act of 2010

The United States Patient Protection and Affordable Care Act, or the Affordable Care Act, was enacted in March 2010 and included substantial reforms to the U.S. health care system intended to increase affordability of health insurance, expand the Medicaid program and support innovative health care delivery methods designed to lower costs. The Affordable Care Act included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage. For example, the law prohibits insurers from refusing to cover preexisting conditions, requires coverage for certain types of care, and can subject certain large employers to a shared responsibility payment if they do not offer health coverage to their full-time employees. The Affordable Care Act also created government-run, taxpayer-funded health insurance marketplaces (known as “Exchanges”).

Coronado Global Resources Inc. Form 10-K December 31, 2020 31

The Affordable Care Act impacts the coal mining industry’s costs of providing health care benefits to its eligible active employees, with both short term and long term implications. It affects health care costs by, among other things, setting the maximum age for covered dependents to receive benefits at 26, requiring certain benefits for occupational disease related illnesses, and eliminating lifetime dollar limits on essential benefits per covered individual and restrictions on annual dollar limits on essential benefits per covered individual. The Affordable Care Act also included significant changes to the federal black lung program, including an automatic survivor benefit paid upon death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. The Affordable Care Act also provides lifetime benefits to certain dependents who survive the death of a miner, if the miner had been receiving the benefits before death. For additional information, please see above “––Black Lung (Coal Worker’s Pneumoconiosis).”

The Affordable Care Act has faced ongoing legal challenges, including litigation and legislation seeking to invalidate or modify some or all of the law or the manner in which it has been implemented. For example, the Further Consolidated Appropriations Act of 2020 repealed the “Cadillac tax,” which would have imposed a 40% tax on high-cost employer plans starting in 2022. The constitutionality of the individual mandate, and the entire Affordable Care Act, was challenged in the Fifth Circuit Court of Appeals, and is currently under review by the Supreme Court. The outcome of these cases is uncertain, and any change they make to the Affordable Care Act could have a significant impact on the U.S. health care industry and employers providing health coverage to their workers. Further, the fact that implementation of certain aspects of the Affordable Care Act can be affected by Executive Orders and regulations promulgated by federal governmental agencies that may change when a new President takes office also contributes to the uncertainty as to how the law will affect the U.S. health care industry and employers providing health coverage to their workers.

Safe Drinking Water Act of 1974

The Safe Drinking Water Act of 1974, or SDWA, is the federal law that protects public drinking water supplies throughout the United States. Under the SDWA, the EPA sets federal health-based standards for drinking water quality and implements technical and financial programs to ensure drinking water safety. The SDWA requires regular monitoring and reporting of water quality. The SDWA is applicable to public water systems that have at least 15 service connections or serve at least 25 people per day for 60 days of the year. Further, SDWA standards apply to water systems based on their type and size. There are four categories: i) community water systems, ii) non-community water systems, iii) non-transient, non-community water systems and iv) transient non-community water systems.

The SDWA requires the EPA to establish National Primary Drinking Water Regulations for contaminants that may cause adverse public health effects. These regulations include mandatory requirements and non-enforceable health goals. The EPA sets regulations for drinking water system concentrations of certain organic contaminants, inorganic contaminants, microbiological contaminants, disinfection byproducts, residual disinfectant levels and radionuclide levels. The EPA also sets filtration requirements for drinking water systems that vary depending on the size of the population served by the system.

The SDWA also regulates the underground injection of fluids into porous formations or rocks through wells and similar conveyance systems, and regulates the construction, operation, permitting and closure of such wells.

The SDWA can impact coal mining operations in the United States to the extent that the operations could impact drinking water supplies.

National Historic Preservation Act of 1966

The National Historic Preservation Act of 1966, or NHPA, governs the preservation of historical properties throughout the United States. The NHPA requires the Department of the Interior’s National Park Service to implement the national policy to preserve for public use historic sites, buildings and objects of national significance for the inspiration and benefit of the people of the United States. Alternatively, a state may carry out this program with oversight from the Department of the Interior if the Department of the Interior approves the state’s historic preservation program. In executing this policy, the National Park Service identifies National Historic Landmarks and places them on a National Register of Historic Places. The NHPA requires that each federal agency prior to authorizing expenditure of federal funds on a federal or federally assisted undertaking, or prior to issuing a federal license for such an undertaking, consider the effect of the undertaking on historic resources and to provide the Advisory Council on Historic Preservation with a reasonable opportunity to comment on the undertaking. Accordingly, the NHPA could create an additional level of scrutiny on a coal mining operation, particularly during the permitting process, to the extent that a mining operation could come within the scope of a historical site. The SMCRA also provides protection for historic resources that would be adversely affected by mining operations by

Coronado Global Resources Inc. Form 10-K December 31, 2020 32

requiring the OSM to comply with the NHPA. If a property is listed on the National Register of Historic Places, SMCRA requires consideration of the property’s historic values in determining issuance of a surface coal mining permit.

Endangered Species Act of 1973

The Endangered Species Act of 1973, or ESA, governs the protection of endangered species in the United States and requires the U.S. Department of the Interior’s Fish and Wildlife Service and the National Oceanic and Atmospheric Administration’s National Marine Fisheries Service to formally review any federally authorized, funded or administered action that could negatively affect endangered or threatened species. Under the ESA, the responsibilities of these agencies include listing and delisting species, designating critical habitats, developing recovery plans and conducting five-year reviews of listed species.

The Fish and Wildlife Service studies projects for possible effects to endangered species and then can recommend alternatives or mitigation measures. The OSM and state regulators require mining companies to hire a government-approved contractor to conduct surveys for potential endangered species, and the surveys require approval from state and federal biologists who provide guidance on how to minimize mines’ potential effects on endangered species. Certain endangered species are more typically at issue under the ESA with respect to mining, including the long-eared bat and Guyandotte crayfish, which are found in the Central Appalachian region, including parts of Virginia and West Virginia. Mitigation methods can cause increased costs to coal mining operators. Changes in listings or requirements under these regulations could have a material adverse effect on our costs or our ability to mine some of our properties in accordance with our current mining plans. The ESA allows landowners to receive a special permit to take listed species in some circumstances, provided they have developed a Habitat Conservation Plan approved by the Fish and Wildlife Service.

The U.S. Department of the Interior issued three proposed rules in July 2018 aiming to streamline and update the ESA, and they became effective on September 26, 2019. The rules weaken the protections afforded species listed as threatened, and make it more difficult to add species to the threatened and endangered species lists and easier to delist species. States and environmental groups, however, have challenged the rules in court, and the outcome of the litigation is unclear at this time. Moreover, despite the new rules, on January 28, 2020, a federal judge overturned a decision by the Fish and Wildlife Service to protect long-eared bats as threatened rather than, as environmental groups had argued should be the case, as endangered.

Migratory Bird Treaty Act of 1918

The Migratory Bird Treaty Act of 1918, or MBTA, as modified by the Migratory Bird Treaty Reform Act of 2004, makes it unlawful without a waiver to pursue, hunt, take, capture, kill or sell migratory birds, or any part, nest or egg of any migratory bird. A migratory bird species is included on the list of species protected by the MBTA if it meets one or more of the following criteria: i) it occurs in the United States or U.S. territories as the result of natural biological or ecological processes and is currently, or was previously listed as, a species or part of a family protected by certain international treaties, or their amendments, entered into by the United States and Canada, Mexico, Japan or Russia; ii) revised taxonomy results in it being split from a species that was previously on the list, and the new species occurs in the United States or U.S. territories as the result of natural biological or ecological processes; or iii) new evidence exists for its natural occurrence in the United States or U.S. territories resulting from natural distributional changes and the species occurs in a protected family. The Migratory Bird Treaty Reform Act of 2004 requires the Fish and Wildlife Service to publish an informational list of all nonnative, human-introduced bird species to which MBTA does not apply. The most recent list of all nonnative, human-introduced bird species was published on April 16, 2020.

Since coal mining is seen as an industry that can threaten bird populations, coal operators are required to ensure that their operations do not negatively impact migratory birds, or to take mitigation measures. Violations of the MBTA are either misdemeanor or felonies punishable by a fine or imprisonment. On January 30, 2020, the Fish and Wildlife Service issued a proposed rule that would narrow the applicability of the MBTA, only prohibiting the intentional taking of migratory birds and not incidental or unintentional takings. On January 7, 2021, the Fish and Wildlife Service finalized the rule, which was to take effect on February 8, 2021. On February 4, 2021, the White House announced that the effective date of the final rule would be delayed a month for further review. We cannot at this time predict if and/or when this rule will go into effect.

Regulation of explosives

Our surface mining operations are subject to numerous regulations relating to blasting activities, including the Federal Safe Explosives Act, or SEA. SEA applies to all users of explosives. Knowing or willful violations of the SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials. Pursuant to federal regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to strict regulatory requirements

Coronado Global Resources Inc. Form 10-K December 31, 2020 33

established by four different federal regulatory agencies. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest, including ammonium nitrate at certain threshold levels, must complete a screening review in order to help determine whether there is a high level of security risk such that a security vulnerability assessment and site security plan will be required. The Bureau of Alcohol, Tobacco and Firearms and Explosives, or ATF, regulates the sale, possession, storage and transportation of explosives in interstate commerce. In addition to ATF regulation, the U.S. Department of Homeland Security is evaluating a proposed ammonium nitrate security program rule. In 2015, the OSM also proposed a rulemaking addressing nitrogen oxide clouds from blasting; on July 30, 2019, however, the OSM withdrew the proposed rulemaking.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 34

ITEM 1A. RISK FACTORS.

An investment in our securities is speculative and involves a number of risks. We believe the risks described below are the material risks that we face. However, the risks described below may not be the only risks that we face. Additional unknown risks or risks that we currently consider immaterial, may also impair our business operations. You should carefully consider the specific risk factors discussed below, together with the information contained in this Annual Report on Form 10-K, including Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. If any of the events or circumstances described below actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline significantly.

Some of these risks include:

• Our business, financial condition and results of operations have been, and will continue to be, adversely affected by the ongoing COVID-19 pandemic;

• Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control;

• We face increasing competition, which could adversely affect profitability;

• Demand for our Met coal is significantly dependent on the steel industry;

• We may face restricted access to international markets in the future;

• If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer;

• Take-or-pay arrangements within the coal industry could unfavorably affect our profitability;

• A decrease in the availability or increase in costs of key supplies, capital equipment, commodities and purchased components, such as diesel fuel, steel, explosives and tires could materially and adversely affect our financial condition and results of operations;

• Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs;

• A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity;

• Decreases in demand for coal-fired electricity and changes in thermal coal consumption patterns of the United States and Australian electric power generators could adversely affect our business;

• Risks inherent to mining operations could impact the amount of coal produced, cause delay or suspend coal deliveries, or increase the cost of operating our business;

• Our long-term success depends upon our ability to continue discovering, or acquiring and developing assets containing, coal reserves that are economically recoverable;

• We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made;

• Our profitability could be affected adversely by the failure of suppliers and/or outside contractors to perform;

• Our inability to replace or repair damaged or destroyed equipment or facilities in a timely manner could materially and adversely affect our financial condition and results of operations;

• Our ability to operate effectively could be impaired if we lose key personnel or fail to attract qualified personnel;

• We may be unable to obtain, renew or maintain permits necessary for our operations, which would reduce coal production, cash flows and profitability;

• In times of drought and/or shortage of available water, our operations and production, particularly at Curragh, could be negatively impacted if the regulators impose restrictions on our water offtake licenses that are required for water used in the CPPs;

• We may not have adequate insurance coverage for some business risks;

• Cybersecurity attacks, natural disasters, terrorist attacks, pandemics and other similar crises or disruptions may negatively affect our business, financial condition and results of operations;

• Mining in the CAPP is more complex and involves more regulatory constraints than mining in other areas of the U.S., which could affect our mining operations and cost structures in these areas;

• The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues;

• If a substantial number of our customers fail to perform under our contracts with them, our revenues and operating profits could suffer;

• If our ability to collect payments from customers is impaired, our revenues and operating profits could suffer;

• Our financial performance could be adversely affected by a prolonged deterioration in prices and our indebtedness;

• We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our debt obligations, which may not be successful;

Coronado Global Resources Inc. Form 10-K December 31, 2020 35

• We adjust our capital structure from time to time and may need to increase our debt leverage, which would make us more sensitive to the effects of economic downturns;

• Our business may require substantial ongoing capital expenditures, and we may not have access to the capital required to reach full productive capacity at our mines;

• We may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;

• Risks related to our investment in WICET may adversely affect our financial condition and results of operations;

• Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations;

• We could be adversely affected if we fail to appropriately provide financial assurances for our obligations;

• Mine closures entail substantial costs. If we prematurely close one or more of our mines, our operations and financial performance would likely be affected adversely;

• If the assumptions underlying our provision for reclamation and mine closure obligations prove to be inaccurate, we could be required to expend greater amounts than anticipated;

• We are subject to foreign exchange risks involving certain operations in multiple countries;

• Interest rates could change substantially and have an adverse effect on our profitability;

• We may be unsuccessful in integrating the operations of acquisitions with our existing operations and in realizing all or any part of the anticipated benefits of any such acquisitions;

• Coronado Global Resources Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any;

• We are subject to extensive health and safety laws and regulations that could have a material adverse effect on our reputation and financial condition and results of operations;

• We could be negatively affected if we fail to maintain satisfactory labor relations;

• Our operations may impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us;

• Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are resulting in increased regulation of coal combustion and coal mining in many jurisdictions, which could significantly affect demand for our products or our securities;

• Changes in and compliance with government policy, regulation or legislation may adversely affect our financial condition and results of operations;

• Failure to comply with applicable anti-corruption and trade laws, regulations and policies could result in fines and criminal penalties, causing a material adverse effect on our business, operating and financial prospects or performance;

• We are subject to extensive forms of taxation, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal competitively;

• We may be subject to litigation, the disposition of which could negatively affect our profitability and cash flow in a particular period, or have a material adverse effect on our business, financial condition and results of operations; and

• We have no registered trademarks for our Company name or other marks used by us in the United States or any other countries, and failure to obtain those registrations could adversely affect our business.

Economic, Competitive and Industry Risks

Our business, financial condition and results of operations have been, and will continue to be, adversely affected by the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic has had a significant impact on the global economy and the ability of businesses to operate. Our business has been and will continue to be adversely affected by the global outbreak of COVID-19 and the impact may be material. The pandemic continues to evolve rapidly, as do the measures and recommendations introduced by governments in the countries in which we operate and our customers and suppliers are located, such as orders restricting movement and public gatherings and the implementation of social distancing protocols, orders for residents to stay at home with a limited range of exceptions, orders restricting travelling overseas or across borders (including interstate), and orders for all non-essential businesses to close, including certain mine sites, factories and office shutdowns. These restrictions have caused disruptions to mining operations (including Coronado's operations), manufacturing operations and supply chains around the world.

The key impacts of the COVID-19 pandemic on Coronado include the following:

Coronado Global Resources Inc. Form 10-K December 31, 2020 36

•The COVID-19 pandemic is affecting all of the key markets to which we sell our products, including Japan, South Korea, Taiwan, India, Europe, Brazil and North America. For example, seaborne Met coal exports from the U.S. Operations have decreased due to the measures and recommendations implemented by United States, European and Brazilian governments in response to the impact of COVID-19.The pandemic has also impacted the steel industry and resulted in a reduction of demand for steel, particularly in the automotive and construction sectors, which has in turn impacted the demand for our Met coal;

•The nature of our business is such that much of the work cannot be done remotely. As a result of the government measures and recommendations, we temporarily idled our operations at our U.S. Operations on March 30, 2020. On June 1, 2020, we resumed operations at the Buchanan and Logan Mines. The Greenbrier mine remains idle. We may need to extend the temporary idling of operations at our Greenbrier mine or need to temporarily idle certain other operations as a result of government-imposed shutdowns or restrictions in the future, which could adversely impact our financial performance and profitability;

•Cases of COVID-19 linked to a mine site or corporate office in which we operate, or nearby community could result in further restrictions, closures, additional costs and negative public perceptions for the Company. If we do not respond appropriately to the COVID-19 pandemic, or if our customers or the relevant regulatory and governmental bodies do not perceive our response to be adequate, we could suffer damage to our reputation, which could further adversely affect our business;

•Our customers or suppliers may seek to excuse their performance under existing contracts by claiming that the ongoing COVID-19 pandemic, and government measures and recommendations, constitute a force majeure event;

•Our customers’ ability to pay may be impacted by the COVID-19 pandemic as such customers may have to curtail or shutdown their operations, potentially leading to increased credit risks if the current economic downturn and the measures to curb the spread of the pandemic continue for an extended period of time;

•Uncertainty about the effects of COVID-19 has resulted in significant disruption to the capital and securities markets, which, if continued, may affect our ability to raise new capital and refinance our existing debt;

Further, there have been and may be other changes in the domestic and global macroeconomic environment associated with the events relating to COVID-19 that are beyond our control and may be exacerbated in an economic recession or downturn. These include, but are not limited to, changes in inflation, interest rates, foreign currency exchange rates, increased unemployment and labor costs, changes in aggregate investment and economic output and changes in customer and consumer behaviors to those that existed prior to the pandemic.

In light of COVID-19, we have taken steps to safeguard our operations, strengthen our balance sheet and increase liquidity by undertaking a capital raising by issuing additional equity on the ASX, reducing capital expenditures, managing operating costs in a disciplined manner and ensuring there is sufficient available liquidity via a number of strategic initiatives.

We are not able to predict how long the current disruption caused by the COVID-19 pandemic will last or whether additional restrictions on our operations will be required. Although we remain optimistic that our industry will rebound as the restrictive measures and recommendations introduced by governments in the countries in which we operate are lifted, especially with the introduction of effective vaccines, we cannot guarantee that we will recover as rapidly as other industries or at the same rate as any of our competitors, or that its industry will recover to pre-pandemic levels. Further, events such as those experienced in Victoria, Australia, in early July 2020 demonstrate that the easing of restrictions can be reversed quickly and without warning.

There can also be no assurance that our plans to address existing and potential disruptions in operations will partially or completely mitigate the adverse impacts related to COVID-19, if at all. Addressing the disruptions has also required our staff, senior management team and Board of Directors to devote extensive resources which is likely to continue into the near future and which may negatively affect our ability to implement our business plan and respond to other issues and opportunities.

To the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening the materiality of the other risks described in this “Item 1A. Risk factors” section.

Coronado Global Resources Inc. Form 10-K December 31, 2020 37

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

Sales by our U.S. Operations to the export market are typically priced with reference to a benchmark index. Sales by our Australian Operations have typically been contracted on an annual basis and are priced with reference to benchmark indices or bilaterally negotiated term prices and spot indices. As a result, a significant portion of our revenue is exposed to movements in coal prices and any weakening in Met or thermal coal prices would have an adverse impact on our financial condition and results of operations.

The expectation of future prices for coal depends upon many factors beyond our control, including the following:

•the current market price of coal;

•overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal, coke and steel;

•the consumption pattern of industrial consumers, electricity generators and residential users;

•weather conditions in our markets that affect the ability to produce Met coal or affect the demand for thermal coal;

•competition from other coal suppliers;

•technological advances affecting the steel production process and/or energy consumption;

•the costs, availability and capacity of transportation infrastructure; and

•the impact of domestic and foreign governmental policy, laws and regulations, including the imposition of tariffs, environmental and climate change regulations and other regulations affecting the coal mining industry, including regulations and measures introduced in response to the COVID-19 pandemic.

Met coal has been a volatile commodity over the past ten years. The Met coal industry faces concerns with oversupply from time to time. There are no assurances that oversupply will not occur, that demand will not decrease or that overcapacity will not occur, which could cause declines in the prices of coal, which could have a material adverse effect on our financial condition and results of operations.

In addition, coal prices are highly dependent on the outlook for coal consumption in large Asian economies, such as China, India, South Korea and Japan, as well as any changes in government policy regarding coal or energy in those countries. Seaborne Met coal import demand can also be significantly impacted by the availability of local coal production, particularly in the leading Met coal import countries of China and India, among others, and the competitiveness of seaborne met coal supply, including from the leading Met coal exporting countries of Australia, the United States, Russia, Canada and Mongolia, among others. Met and thermal coal indices have also substantially declined resulting from the impact of the COVID-19 pandemic.

We face increasing competition, which could adversely affect profitability.

Competition in the coal industry is based on many factors, including, among others, world supply, price, production capacity, coal quality and characteristics, transportation capability and costs, blending capability, brand name and diversified operations. We are subject to competition from Met coal producers from Australia, the United States, Canada, Russia, Mongolia and other Met coal producing countries. Should those competitors obtain a competitive advantage in comparison to us (whether by way of an increase in production capacity, higher realized prices, lower operating costs, export/import tariffs, being comparatively less impacted as a result of COVID-19 or otherwise), such competitive advantage may have an adverse impact on our ability to sell, or the prices at which we are able to sell coal products. In addition, some of our competitors may have more production capacity as well as greater financial, marketing, distribution and other resources than we do.

Coronado Global Resources Inc. Form 10-K December 31, 2020 38

The consolidation of the global Met coal industry in recent years has contributed to increased competition, and our competitive position may be adversely impacted by further consolidation among market participants or by further competitors entering into and exiting bankruptcy proceedings under a lower cost structure. Similarly, potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States and Australia. Other coal producers may also develop or acquire new projects to increase their coal production, which may adversely impact our competitiveness. Some of our global competitors have significantly greater financial resources, such that increases in their coal production may affect domestic and foreign Met coal supply into the seaborne market and associated prices and impact our ability to retain or attract Met coal customers. In addition, our ability to ship our Met coal to non-U.S. and non-Australian customers depends on port and transportation capacity. Increased competition within the Met coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, as well as transport capacity, could cause the rates for such services to increase to a point where it is not economically feasible to export our Met coal.

Increased competition, or a failure to compete effectively, in the markets in which we participate may result in losses of market share and could adversely affect our financial condition and results of operations.

Demand for our Met coal is significantly dependent on the steel industry.

The majority of the coal that we produce is Met coal that is sold, directly or indirectly, to steel producers and is used in blast furnaces for steel production. Met coal, specifically high-quality HCC and low-volatile PCI, which is produced at most of our assets, has specific physical and chemical properties which are necessary for efficient blast furnace operation. Therefore, demand for our Met coal is correlated to demands of the steel industry. The steel industry’s demand for Met coal is influenced by a number of factors, including: the cyclical nature of that industry’s business; general economic and regulatory conditions and demand for steel; and the availability and cost of substitutes for steel, such as aluminum, composites and plastics, all of which may impact the demand for steel products. Similarly, if new steelmaking technologies or practices are developed that can be substituted for Met coal in the integrated steel mill process, then demand for Met coal would be expected to decrease.

Although conventional blast furnace technology has been the most economic large-scale steel production technology for a number of years, there can be no assurance that over the longer term, competitive technologies not reliant on Met coal would not emerge, which could reduce the demand and price premiums for Met coal. A significant reduction in the demand for steel products would reduce the demand for Met coal, which could have a material adverse effect on our financial condition and results of operations.

Additionally, tariffs imposed by the United States on the import of certain steel products may impact foreign steel producers to the extent their production is imported into the United States. On March 8, 2018, the Former President of the United States, Donald Trump, signed an executive order establishing a 25% tariff on imports of steel into the United States, which adversely impacted the economic value of coal previously sourced for sale in China. Future tariffs could further reduce imports of steel and increase U.S. Met coal demand. This additional U.S. Met coal demand could be met by reducing exports of Met coal and redirecting that volume to domestic consumption.

On May 17, 2019, the Trump administration agreed to lift the steel and aluminum tariffs on Mexico and Canada. Currently, Argentina, Australia, Brazil, Canada, Mexico and South Korea are exempt from the additional tariffs on derivative steel products, while Argentina, Australia, Canada and Mexico are exempt from the additional duties on derivative aluminum products.

The tariffs established by the United States have prompted retaliatory tariffs from key trading partners, notably Europe and China. Any further retaliatory tariffs by these or other countries to these tariffs may limit international trade and adversely impact global economic conditions. As at the date of this Annual Report on Form 10-K, U.S. Met coal is subjected to a total of 30.5% tariffs and duties from China. The total tariffs comprise a 3% import duty and an imposition of a 25% tariff. An additional 5% tariff was also imposed on September 1, 2019, but his has since been reduced to 2.5% following China’s tariff adjustment took effect on February 14, 2020. See “—We may face restricted access to international markets in the future.”

We cannot anticipate the impact the COVID-19 pandemic will have on steel production in Japan, Korea, Taiwan, India, Europe, Brazil, China and North America. A significant reduction in steel production would reduce the demand for Met coal, which could have a material adverse effect in our financial condition and results of operations.

Coronado Global Resources Inc. Form 10-K December 31, 2020 39

We may face restricted access to international markets in the future.

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. For example, the current imposition of tariffs and import quota restrictions by China on U.S. and Australian coal imports respectively, may in the future have a negative impact on our profitability. We may or may not be able to access alternate markets for our coal should additional interruptions and trade barriers occur in the future. An inability for Met coal suppliers to access international markets, including China, would likely result in an oversupply of Met coal and may result in a decrease in prices and or the curtailment of production.

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

•failure or delay in the construction of new rail or port capacity; and

•terrorist attacks, natural disasters, the impact from the ongoing COVID-19 pandemic or other events.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 40

Take-or-pay arrangements within the coal industry could unfavorably affect our profitability.

Our Australian Operations generally contract port and rail capacity via long-term take-or-pay contracts for transport, currently with Aurizon Operations Limited and Pacific National Pty Ltd, to and export from the Port of Gladstone via two main port terminals, RGTCT and WICET. At our U.S. Operations, we also have a take-or-pay agreement in connection with the Kinder Morgan Pier IX Terminal in Hampton Roads, Virginia. We may enter into other take-or-pay arrangements in the future.

Where we have entered into take-or-pay contracts, we will generally be required to pay for our contracted port or rail capacity, even if it is not utilized by us or other shippers. Although the majority of our take-or-pay arrangements provide security over minimum port and rail infrastructure availability, unused port or rail capacity can arise as a result of varying unforeseen circumstances, including insufficient production from a given mine, a mismatch between the timing of required port and rail capacity for a mine, or an inability to transfer the used capacity due to contractual limitations, such as required consent of the provider of the port or rail services, or because the coal must emanate from specified source mines or be loaded onto trains at specified load points. Paying for unused transport capacity could materially and adversely affect our cost structures and financial performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our expected future obligations under take-or-pay arrangements as of December 31, 2020.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 41

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

Our performance and operations depend on, among other things, being able to obtain on a timely basis, and maintain, all necessary regulatory approvals, including any approvals arising under applicable mining laws, environmental regulations and other laws, for our current operations, expansion and growth projects. Examples of regulatory approvals that we must obtain and maintain include mine development approvals, environmental permits and, in Australia, tenure and approvals relating to native title and indigenous cultural heritage. In addition, our operations depend on our ability to obtain and maintain consents from private land owners and good relations with local communities.

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

In particular, certain of our activities require a dredge and fill permit from the USACE under Section 404 of the CWA. In recent years, the Section 404 permitting process has been subject to increasingly stringent regulatory and administrative requirements and a series of court challenges, which have resulted in increased costs and delays in the permitting process. In addition, in 2015, the EPA and the USACE issued the CWR, under the CWA that would further expand the circumstances when a Section 404 permit is needed. The CWR is the subject of extensive ongoing litigation and administrative proceedings, as a result of which the CWR has been enjoined in certain states (including West Virginia) and reinstated in others (including Virginia and Pennsylvania), and its current and future impact on our operations are the subject of significant uncertainty. On April 21, 2020, the EPA and the USACE published the NWPR, replacing the CWR. The NWPR revises the definition of waters of the United States and replaces the CWR. The NWPR shrinks the agencies’ jurisdiction, particularly as it relates to tributaries and adjacent waters, such as wetlands, that were previously covered by the definition under the CWR. The NWPR went into effect on June 22, 2020. States and environmental groups have filed challenges to the NWPR in various federal district courts. We cannot at this time predict how this rule will be enforced by the new Biden administration.

Coronado Global Resources Inc. Form 10-K December 31, 2020 42

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

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. Any reduced availability or future shortage of skilled labor in the Australian and U.S. mining industries (including, but not limited to, as a result of the impact of COVID-19 pandemic) could result in our having insufficient personnel to operate our business, or expand production, particularly in the event there is an increase in the demand for our coal, which could adversely affect our financial condition and results of operations.

Decreases in demand for coal-fired electricity and changes in thermal coal consumption patterns of the United States and Australian electric power generators could adversely affect our business.

In addition to Met coal, our Australian Operations and U.S. Operations produce some thermal coal. Sales of thermal coal represented 28.4% of tons sold by our Australian Operations and 7.2% of our total revenues for the year ended December 31, 2020. The majority of the thermal coal produced by our Australian Operations is sold on a long-term supply arrangement to Stanwell. Sales of thermal coal by our Australian Operations to domestic and export buyers are exposed to fluctuations in the global demand for thermal coal or electricity. However, coal sold to Stanwell is not directly exposed to fluctuations in the global demand for electricity or thermal coal. Under the Stanwell supply contract, Stanwell can set volumes, and pricing is set at significantly below-market rates. Our cost of supplying coal to Stanwell has been and may continue to be greater than the price paid by Stanwell. See “—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations.”

For the year ended December 31, 2020, sales of thermal coal represented 2.4% of tons sold by our U.S. Operations and 0.4% of our total revenues for the year ended December 31, 2020. As such, any changes in coal consumption by electric power generators in the United States could impact our business over the long term.

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

Further reductions in the demand for coal-fired electricity generation and the growth of alternative energy options, such as renewables, and alternate power generation technologies, as well as any reduction in demand for electricity generally as a result of the impact of the ongoing COVID-19 pandemic could materially reduce the demand for thermal coal, which may have a material adverse effect on our financial condition and results of operations.

Operational and Technology Risks

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 43

•a failure to achieve the Met qualities anticipated from exploration activities;

•variations in mining and geological conditions from those anticipated, such as variations in coal seam thickness and quality, and geotechnical conclusions;

•operational and technical difficulties encountered in mining, including equipment failure, delays in moving longwall equipment, drag-lines and other equipment and maintenance or technical issues;

•adverse weather conditions or natural or man-made disasters, including hurricanes, cyclones, tornadoes, floods, droughts, bush fires, seismic activities, ground failures, rock bursts, structural cave-ins or slides and other catastrophic events (such as the ongoing COVID-19 pandemic that has caused significant disruption across nearly all industries and markets, including global supply chain shortages, the impact of which, continues to be uncertain);

•insufficient or unreliable infrastructure, such as power, water and transport;

•industrial and environmental accidents, such as releases of mine-affected water and diesel spills (both of which have affected our Australian Operations in the past);

•industrial disputes and labor shortages;

•mine safety accidents, including fires and explosions from methane and other sources;

•competition and conflicts with other natural resource extraction and production activities within overlapping operating areas, such as natural gas extraction or oil and gas development;

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

Our U.S. Operations are concentrated in a small number of mines in the CAPP and our Australian Operations include one mine in the Bowen Basin of Australia. As a result, the effects of any of these conditions or events may be exacerbated and may have a disproportionate impact on our results of operations and assets. Any such operational conditions or events could also result in disruption to key infrastructure (including infrastructure located at or serving our mining activities, as well as the infrastructure that supports freight and logistics). These conditions and events could also result in the partial or complete closure of particular railways, ports or significant inland waterways or sea passages, potentially resulting in higher costs, congestion, delays or cancellations on some transport routes. Any of these conditions or events could adversely impact our business and results of operations.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 44

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

•employee health and safety; and

Coronado Global Resources Inc. Form 10-K December 31, 2020 45

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

We use contractors and other third parties for exploration, mining and other services generally, and are reliant on several third parties for the success of our current operations and the development of our growth projects. While this is normal for the mining industry, problems caused by third parties may arise, which may have an impact on our performance and operations. In particular, the majority of workers at our Australian Operations are employed by contractors, including Thiess, Golding Contractors Pty Ltd, and Wolff Mining Pty Ltd.

Operations at our mines may be interrupted for an extended period in the event that we lose any of our key contractors (because their contract is terminated or expires) and are required to replace them. There can be no assurance that skilled third parties or contractors will continue to be available at reasonable rates. As we do not have the same control over contractors as we do over employees, we are also exposed to risks related to the quality or continuation of the services of, and the equipment and supplies used by, our contractors, as well as risks related to the compliance of our contractors with environmental and health and safety legislation and internal policies, standards and processes. Any failure by our key contractors to comply with their obligations under our operating agreements with them (whether as a result of financial, safety or operational difficulties or otherwise), any termination or breach of our operating agreements by our contractors, any protracted dispute with a contractor, any inability to perform due to the impact of the ongoing COVID-19 pandemic, any material labor dispute between our contractors and their employees or any major labor action by those employees against our contractors, could have a material adverse effect on our financial condition and results of operations.

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

We depend on several major pieces of mining equipment and facilities to produce and transport coal, including, but not limited to, longwall mining systems, continuous miners, draglines, dozers, excavators, shovels, haul trucks, conveyors, CPPs and rail loading and blending facilities. Obtaining and repairing these major pieces of equipment often involves long lead times. If any of these pieces of equipment and facilities suffers major damage or is destroyed by fire, abnormal wear and tear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and could materially and adversely affect our financial condition and results of operations. Our ability to replace or repair damaged or destroyed equipment or facilities may also be dependent on suppliers or manufactures remaining operational and having the relevant equipment or services available for us. Suppliers and manufactures may be unable to provide such service or equipment for a range or reasons, including but not limited to their business suffering adverse effects as a result of the ongoing COVID-19 pandemic.

Additionally, regulatory agencies sometimes make changes with regard to requirements for pieces of equipment. Such changes can impose costs on us and can cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.

Coronado Global Resources Inc. Form 10-K December 31, 2020 46

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 47

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

Mining in the CAPP is more complex and involves more regulatory constraints than mining in other areas of the United States, which could affect our mining operations and cost structures in these areas. The geological characteristics of coal reserves in the CAPP, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available or, if available, may not be able to be mined at costs comparable to those of the depleting mines. In addition, compared to mines in the other areas of the United States, permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers’ ability to use coal produced by, our mining properties in the CAPP.

Financial and Strategic Risks

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the year ended December 31, 2020, our top ten customers comprised 67% of our total revenue and our top five customers comprised 47% of our total revenue. For the year ended December 31, 2020, sales to Xcoal and Tata Steel represented approximately 9% and 17%, respectively, of our total revenue. The majority of our sales are made on a spot basis or under contracts with terms of typically one year. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any customer as a result of competition, creditworthiness, inability to negotiate extensions, replacement of contracts or the impact of the ongoing COVID-19 pandemic or otherwise, may adversely affect our business, financial condition and results of operations. As a result of the COVID-19 pandemic, some of our customers have delayed and/or revised their shipping orders.

For the year ended December 31, 2020, sales to Xcoal represented 27.3% of revenue from our U.S. Operations and represented our U.S. Operations’ predominant means of access to the export Met coal market. The loss of, or deterioration of, our relationship with Xcoal could impact our business, financial condition and results of operations adversely. We derive the following benefits from the Xcoal relationship:

Coronado Global Resources Inc. Form 10-K December 31, 2020 48

•Historically, Xcoal has extensively marketed our U.S. coal in international markets. Purchase orders with Xcoal are entered into primarily on an ad hoc (shipment-by-shipment) basis (as is customary in our U.S. Operations) and there is a risk that, in the future, the number of sales to Xcoal could decrease, which would require us to procure alternative brokers or market the coal directly to the export market. Currently, we have a domestically focused coal marketing team for our U.S. Operations and have not to date focused on bringing international relationships for the marketing or our U.S. coal into its existing international marketing capabilities;

•Xcoal provides a combination of U.S. domestic rail and port logistics, as well as seaborne logistics, which in turn supports our U.S. Operations, given our limited ability to access domestic storage options. Xcoal purchases coal from us upon landing into the rail car, or free-on-rail, or F.O.R, at our U.S. Operations, which means that:

- We have not been required to procure additional infrastructure capacity to support our U.S. Operations;

- Xcoal’s storage capacity provides us with flexibility in stockpile management; and

- We typically do not need to manage transportation logistics to the port and beyond.

If our arrangements with Xcoal were to cease or materially decrease, we might be required to procure additional infrastructure capacity to support some of our U.S. Operations, and develop greater capability to transport coal to end market customers, manage international customer relationships and associated risks.

If a substantial number of our customers fail to perform under our contracts with them, our revenues and operating profits could suffer.

A significant portion of the sales of our Met coal is to customers with whom we have had long-term relationships. The success of our business depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including having our mines operational, having the type and quantity of coal available, the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face.

In addition, our sales contracts generally contain provisions that allow customers to suspend or terminate if we commit a material breach of the terms of the contract, a change in law restricts or prohibits a party from carrying out its material obligations under the contract or a material adverse change occurs in our financial standing or creditworthiness. If customers suspend or terminate existing contracts, or otherwise refuse to accept shipments of our Met coal for which they have an existing contractual obligation, our revenues will decrease, and we may have to reduce production at our mines until our customers’ contractual obligations are honored.

If our customers do not honor contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance during specified events beyond the parties’ control, including the ongoing COVID-19 pandemic and we are unable to replace the contract, our financial condition and results of operations could be materially and adversely affected.

If our ability to collect payments from customers is impaired, our revenues and operating profits could suffer.

Our ability to receive payment for coal sold and delivered will depend on the continued contractual performance and creditworthiness of our customers and counterparties. For certain customers, we require the provision of a letter of credit as security for payment. A sustained payment default by one or more of our largest customers could have a material adverse effect on our financial condition and results of operations. The inability of key customers to procure letters of credit (due to general economic conditions or the specific circumstances of the customer) may restrict our ability to contract with such customers or result in fewer sales contracts being executed, which could materially adversely affect our financial condition and results of operations. For certain of our large customers in Australia who have not provided letters of credit or other form of security, we maintain an insurance policy to cover for any failure in payment.

If non-payment occurs, we may decide to sell the customer’s Met coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. If our customers’ and counterparties’ creditworthiness deteriorate, our business could be adversely affected.

Coronado Global Resources Inc. Form 10-K December 31, 2020 49

Our financial performance could be adversely affected by a prolonged deterioration in prices and our indebtedness.

As of December 31, 2020, we had $327.6 million of borrowings outstanding under our Syndicated Facility Agreement. The degree to which we are leveraged in the future could have consequences, including, but not limited to:

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

In addition, the Syndicated Facility Agreement (including as modified by the Second Waiver Letter (defined below) during the waiver period up to September 30, 2021) has certain restrictive covenants that can limit our ability to engage in activities that may be in our long-term best interests. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our result in amounts outstanding thereunder to be immediately due and payable.

We are rated by external credit rating agencies and any downgrade in our credit ratings could result in, among other matters, an increase in the cost of, or a limit on our access to, various forms of credit used in operating our business and the requirement by suppliers for us to provide financial assurance by way of letters of credit. In July 2020, Moody’s downgraded our corporate rating to “B1” from “Ba3”, and changed the outlook on our rating to negative, and Standard and Poor’s downgraded our credit rating to “B” from “B+”, and placed our rating on a negative watch. In January 2021, Moody’s further downgraded our corporate rating to “B2”.

No assurance can be given that the rating assigned to us will not be further lowered or withdrawn entirely by the relevant agency if in its judgement circumstances in the future so warrant. Circumstances that may result in downgrade of our credit ratings include if the relevant rating agency anticipates that persistently weak market conditions will continue to strain our liquidity position, and extended period of low Met coal prices, and inability to maintain our available liquidity through cash flows from operations, assets sales or further debt issuances, failure to obtain a further waiver of compliance if needed with respect to our financial covenants under our Syndicated Facility Agreement and/or engaging in aggressive shareholder distributions or investments, thereby reducing our available liquidity.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 50

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

On May 25, 2020, we executed a Syndicated Facility Agreement Waiver Letter, or First Waiver Letter, which, among other matters, waived compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021. On August 12, 2020, we executed the Second Syndicated Facility Agreement Waiver Letter, or Second Waiver Letter, to further waive our financial covenants to September 30, 2021, or waiver period, and a waiver of any event of default arising in connection with a material adverse effect on (i) our financial condition (ii) the ability of the obligors (taken as a whole) to perform their obligations under the Syndicated Facility Agreement and related documents, which may have occurred or be continuing as at August 12, 2020 as a result of COVID-19 related events.

During the waiver period, we are required to comply with additional reporting requirements and restrictions, including in relation to new indebtedness and asset sales. A further condition is a permanent reduction of $75.0 million to the facility limit to occur in three steps of $25.0 million each in February, May and August 2021. The net proceeds of certain permitted disposals are required to be applied towards repayment of the existing facilities and 40% of such net proceeds will contribute towards the facility limit reduction obligation.

The payment of dividends during this waiver period is also subject to additional conditions including demonstrating compliance with the financial covenants in the Syndicated Facility Agreement (both historical and on a 6-month forecast basis) as if there had not been a financial covenant waiver, and there is no review event, continuing or resulting, from the payment of the dividend.

In addition, under the Second Waiver Letter, availability to fully draw down under the Syndicated Facility Agreement is subject to a modified liquidity buffer of $50 million leading to a review event process if amounts within this buffer are drawn down during the waiver period (i.e. before September 30, 2021). However, lender consent previously required to access the remaining $50 million has been removed by the Second Waiver Letter. As a result, where the available balance of certain of the facilities under the Syndicated Facility Agreement is less than $50 million, we must enter into an up to 30 day negotiation period with the lenders in relation to the terms on which the majority lenders would be prepared to continue to provide, fund or maintain the facilities. If no agreement is reached, our lenders may cancel whole or part of the facility, and require repayment.

The waiver provides additional flexibility to work through this period of significant uncertainty, lower demand and pricing for Met coal that has been brought about by the global COVID-19 pandemic. Testing of financial covenants will occur as at September 30, 2021 with the compliance certificate to be delivered by October 31, 2021. During the waiver period, we will have additional reporting undertakings and additional restrictions on certain terms and conditions, including in relation to divestments, dividends and new indebtedness. During the waiver period, we are required to provide additional financial information to the lenders each month and have agreed to limit financial indebtedness and asset sales that are not pre-approved by lenders. There can be no assurance that waivers will be extended beyond September 30, 2021 or that we will be in compliance with our financial covenants under the Syndicated Facility Agreement after September 30, 2021, if the current market conditions persist.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 51

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

Global credit markets have been severely constrained in the past, such as during global financial crisis and the European sovereign debt crisis, and during the ongoing COVID-19 pandemic, and the ability to obtain new funding or refinance in the future may be significantly reduced. If we are unable to obtain sufficient funding, either due to banking and capital market conditions, generally, or due to factors specific to our business, we may not have sufficient cash to meet our ongoing capital requirements, which in turn could materially and adversely affect our financial condition. Failure to obtain sufficient financing could cause delays or abandonment of business development plans and have a material adverse effect on our business, operations and financial condition.

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

Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of Met coal reserves, mining costs, the maintenance of machinery, facilities and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. Any decision to increase production at our existing mines or to develop the high-quality Met coal recoverable reserves at our development properties in the future could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates. We cannot assure that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and on our present levels or levels achieved prior to the COVID-19 pandemic and on our current or projected timelines, and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition may be materially adversely affected if we cannot make such capital expenditures.

To fund our capital expenditures, we will be required to use cash from our operations, incur debt or raise new equity. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings, on the other hand, may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. If cash flow generated by our operations or available borrowings under our bank financing arrangements are insufficient to meet our capital requirements and we are unable to access the capital markets on acceptable terms or at all, we could be forced to curtail the expansion of our existing mines and the development of our properties which, in turn, could lead to a decline in our production and could materially and adversely affect our business, financial condition and results of operations.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 52

As a result of the ongoing COVID-19 pandemic and resulting market conditions, we recognized a non-cash impairment charge of $78.1 million in relation the Greenbrier mining asset in our financial results for the year ended December 31, 2020.

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

In addition, in July 2019, we were assigned export capacity of 1.6 Mtpa at WICET from another shipper on a take-or-pay basis for a term to June 30, 2022, at prevailing market rates. This assignment increases our total terminal handling charge costs for access to WICET. The terms under this take-or-pay arrangement differ from those in our original WICET Take-or-Pay Agreement. Under the terms and conditions of this take-or-pay arrangement, the other shipper has transferred their assigned capacity at the port and in exchange we will be paying a terminal handling charge that will reflect the operating cost. The finance cap or debt component of the terminal handling charge is still at the original shipper’s account.

Given the operation of the finance cap (which has been reached, subject to further adjustment for Consumer Price Index, or CPI) there is a limit to the recovery by WICET of its financing costs from shippers. Accordingly, prior defaults referred to above have resulted in only minor increases to the terminal handling charges payable by the remaining shipper shareholders (including us). These increases have related to higher A$/ton (or U$/ton) charge for operating costs resulting from a lower contract base. If any of the remaining shipper shareholders becomes insolvent and/or defaults under its take-or-pay agreement, the terminal handling charges for the remaining shipper shareholders, including us, may increase proportionately to pay the defaulting shipper’s share of WICET’s operating and financing costs going forward (noting that the finance cap applies in respect of the financing costs component of the terminal handling charges).

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

In the event of WICET Pty Ltd defaulting on its external debt obligations, external lenders to WICET Pty Ltd may enforce their rights to the security over the assets of WICET and appoint a receiver to take steps to recover outstanding debt. The external lenders do not have direct recourse to the shippers to recover outstanding debt and shipper take-or-pay agreements would remain on foot and access to the port would continue to be available to us.

In the event of a permanent cessation of operations at WICET, we may be required to procure additional port capacity elsewhere, as well as be liable for a termination payment under our take-or-pay agreement.

Coronado Global Resources Inc. Form 10-K December 31, 2020 53

Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations.

Curragh has a CSA, as amended from time to time, with Stanwell to supply thermal coal to the Stanwell Power Station. The CSA restricted Curragh from mining the SRA which was reserved for the benefit of Stanwell and could not be mined without Stanwell’s consent. Under the CSA, in addition to supplying thermal coal at a price below the cost to Curragh of mining and processing the coal, Curragh pays certain rebates to Stanwell on Met coal exported from certain parts of Curragh, which represents the deferred purchase cost of the right to mine some areas at Curragh. Our cost of supplying coal to Stanwell has been and may continue to be greater than the price paid by Stanwell.

On August 14, 2018, Curragh entered into the Supply Deed with Stanwell. The Supply Deed grants Curragh the right to mine the coal reserves in the SRA. In exchange for these rights Curragh has agreed to certain amendments to the CSA and to enter into the NCSA, which will commence on or around the expiration of the CSA (currently expected to expire in 2027). On July 12, 2019, Curragh entered into the NCSA with Stanwell. Curragh agreed that the total value of the discount received by Stanwell on coal supplied to it under the NCSA should (by the expiry date of the NCSA) be equal to the net present value of A$210 million as at the date of the Supply Deed. No export rebates are payable during the term of the NCSA. The amortized cost of the deferred consideration was $216.5 million (A$281.1 million) as of December 31, 2020.

We could be adversely affected if we fail to appropriately provide financial assurances for our obligations.

Australian laws and U.S. federal and state laws require us to provide financial assurances related to requirements to reclaim lands used for mining, to pay federal and state workers’ compensation, to provide financial assurances for coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations in the United States are to provide a third-party surety bond or provide a letter of credit. As of December 31, 2020, we provided $32.3 million of third-party surety bonds in connection with our U.S. Operations. There are no cash collateral requirements to support any of the outstanding bonds.

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

In Australia, the Mineral and Energy Resources (Financial Provisioning) Act 2018 (Qld) (Financial Provisioning Act) amends the financial assurance provisions of the Environmental Protection Act 1994 (Qld), and impacts the way that our Australian Operations must provision for and manage associated costs of providing financial assurances related to mine rehabilitation obligations.

The Financial Provisioning Act:

•amends the financial assurance arrangements for resource activities under the Environmental Protection Act 1994 (Qld) with a new financial provisioning scheme, and changes how the ERC for an environmental authority is calculated; and

•amends the Environmental Protection Act 1994 (Qld) to introduce new requirements for the progressive rehabilitation and closure of mined land.

Since April 1, 2019, any financial assurance currently held for environmental approvals already held in Australia are treated as surety under the new Financial Provisioning Act. There will be a transition period of three years commenced in early 2019 during which all miners in Queensland were assessed and received an initial risk allocation decision based on a formulaic calculation of their ERC. Our ERC is the cost estimated by the government department of rehabilitating the land on which our operation is carried out. This allocation will put our resource activity at Curragh into a risk category under the Financial Provisioning Act based on the regulator’s assessment of both the amount of our ERC and our financial capacity to carry out and discharge the rehabilitation liability and obligation at the time our mining operations cease. This risk assessment is reviewed annually, and assessment fees are payable each time there is an allocation decision for our operations in Queensland.

Coronado Global Resources Inc. Form 10-K December 31, 2020 54

The new financial provisioning scheme is managed by the Scheme Manager and financial assurance is provided by paying a contribution to the Scheme and/or the giving of surety to the Scheme Manager. Our contribution is calculated as the prescribed percentage (dependent on risk allocation decision) of Curragh’s ERC. The prescribed percentages for each category are: (1) Very low: 0.5%; (2) Low: 1.0%; and (3) Moderate: 2.75%. In the event Curragh’s ERC is allocated a high risk allocation, we will be required to negotiate the percentage of surety to be provided with the Scheme Manager. The Scheme Manager is a statutory officer and manages the Scheme contributions and the sureties on behalf of the Queensland State Government.

In November 2020, the Scheme Manager completed the assessment of the Annual Review Allocation for environmental authority number EPML00643713 and issued an Annual Review Allocation of “Moderate”. The moderate rating results in Curragh being obliged to make a financial contribution to the Scheme of 2.75% of the ERC. In December 2020, the Scheme Manager completed an assessment of the Annual Review Allocation for Environmental Authority Number EPVX00635313 and issued an Annual Review Allocation of “High” in respect of MDL162 requiring Curragh to maintain its historical financial assurance in respect of 100% of the ERC for Environmental Authority Number EPVX00635313.

There can be no assurance that our risk category allocation will not change in future years.

Our financial assurance obligations may increase due to a number of factors, including but not limited to:

• any change that increases ERC or area of disturbance;

• any major Environmental Authority amendment;

• compliance with existing Environmental Authority obligations; and

• major changes to financial soundness of EA Holder.

For more information on the Financial Provisioning Act, see Item 1. “Business—Regulatory Matters—Australia—Environmental Protection Act 1994 (Qld).”

Mine closures entail substantial costs. If we prematurely close one or more of our mines, our operations and financial performance would likely be affected adversely.

Federal and state regulatory agencies have the authority following significant health and safety incidents, such as fatalities, to order a facility to be temporarily or permanently closed. We could also be required to close or discontinue operations at particular mines before the end of their mine life due to environmental, geological, geotechnical, commercial, leasing or other issues. Such closure or discontinuance of operations could result in significant closure and rehabilitation expenses, employee redundancy costs, contractor demobilization costs and other costs or loss of revenues. If and when incurred, these closure and rehabilitation costs could exceed our current estimates. If one or more of our mines is closed earlier than anticipated, we would be required to fund the reclamation and closure costs on an expedited basis and potentially lose revenues and, for some of our operations, pay for take-or-pay arrangements that we no longer use, which would have an adverse impact on our operating and financial performance. Many of these costs could also be incurred if a mine was unexpectedly placed on care and maintenance before the end of its planned mine life such as our mines in the U.S. Operations, which were temporarily idled, from March 30, 2020 to June 1, 2020 in the case of the Buchanan and Logan mines, and from March 30, 2020, until Met coal prices recover, subject to regular assessment in line with market demand, in the case of the Greenbrier mine, each as a result of the ongoing COVID-19 pandemic.

If the assumptions underlying our provision for reclamation and mine closure obligations prove to be inaccurate, we could be required to expend greater amounts than anticipated.

The Environmental Protection Act 1994 (Qld) and the SMCRA establish operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities totaled $122.1 million as of December 31, 2020, based upon permit requirements and the historical experience at our operations, and depend on a number of variables involving assumptions and estimation and therefore may be subject to change, including the estimated future asset retirement costs and the timing of such costs, estimated proven reserves, assumptions involving third-party contractors, inflation rates and discount rates. If these accruals are insufficient or our liability in a future year is greater than currently anticipated, our future operating results and financial position could be adversely affected. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Coronado Global Resources Inc. Form 10-K December 31, 2020 55

We are subject to foreign exchange risks involving certain operations in multiple countries.

Loss sustained from adverse movements in currency exchange rates can impact our financial performance and financial position and the level of additional funding required to support our businesses. Our financial results are reported in US$ and certain parts of our liabilities, earnings and cash flows are influenced by movements in exchange rates, especially movements in A$ to US$ exchange rate. For example, costs relating to our Australian Operations are generally denominated in A$. In addition, foreign currency exposures arise in relation to coal supply contracts, procurement of plant and equipment and debt, which may be priced in A$ or other foreign currencies other than US$.

The impact of currency exchange rate movements will vary depending on factors such as the nature, magnitude and duration of the movements, the extent to which currency risk is hedged under forward exchange contracts or other hedging instruments and the terms of these contracts. We may enter into forward exchange contracts to hedge a portion of our foreign currency exposure of our Australian Operations from time to time. The unhedged portion of our non-US$ exposures against exchange rate fluctuations will be at the risk of any adverse movement in exchange rates, which may affect our operating results, cash flows and financial condition.

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

•the diversion of management’s attention from other operations; and

•timing, and whether the acquisition or business expansion is occurring during adverse economic, social and regulatory periods.

Coronado Global Resources Inc. Form 10-K December 31, 2020 56

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

Legal, Compliance and Sustainability Risks

We are subject to extensive health and safety laws and regulations that could have a material adverse effect on our reputation and financial condition and results of operations.

We are subject to extensive laws and regulations governing health and safety at coal mines in the United States and Australia. As a result of increased stakeholder focus on health and safety issues (such as black lung disease or coal workers’ pneumoconiosis), there is a risk of legislation and regulatory change that may increase our exposure to claims arising out of current or former activities or result in increased compliance costs (e.g., through requiring improved monitoring standards or contribution to an industry-pooled fund). Regulatory agencies also have the authority, following significant health and safety incidents, such as fatalities, to order a facility be temporarily or permanently closed. For example, the tire and wheel rim fitting activities at our Australian Operations were temporarily suspended in January 2020 by the Queensland Mine Inspectorate, or QMI, when an employee of Thiess was fatally injured during a tire change activity. The QMI subsequently issued a directive that required all relevant tire and wheel rim fitting activities be suspended until the QMI was satisfied those activities could recommence safely, which directive was lifted on February 14, 2020. If serious safety incidents were to occur at any of our mining facilities in the future, it is possible that a regulator might impose a range of conditions on re-opening of a facility, including requiring capital expenditures, which could have an adverse effect on our reputation, financial condition and results of operations.

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

As of December 31, 2020, we had 1,492 employees. In addition, as of December 31, 2020, there were 1,612 contractors supplementing the permanent workforce, primarily at Curragh. As of December 31, 2020, approximately 14% of our total employees, all at our Australian Operations, were represented by organized labor unions and covered by the EA. In May 2019, the Australian Fair Work Commission approved the Curragh Mine Enterprise Agreement 2019. This EA has a nominal expiration date of May 26, 2022 and will remain in place until replaced or terminated by the Fair Work Commission. Our U.S. Operations employ a 100% non-union labor force.

Future industrial action by our employees or mining contractors’ employees or involving trade unions could disrupt operations and negatively impact mine productivity, production and profitability.

Coronado Global Resources Inc. Form 10-K December 31, 2020 57

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

We maintain extensive Met coal refuse areas and slurry impoundments at our mining properties. At Curragh, our slurry impoundments are below surrounding topography and there is minimal possibility of failure. At our U.S. Operations, refuse areas and impoundments are frequently inspected and subject to extensive governmental regulation. Slurry impoundments have been known to fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as create liability for related personal injuries, property damages and injuries to natural resources and plant and wildlife. Of the six refuse areas among our U.S. mining properties, only three impound slurry; the other facilities are combined refuse and do not impound slurry. Four of our impoundments in the U.S. overlie mined out areas, which can pose a heightened risk of failure and the assessment of damages arising out of such failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for related fines and penalties.

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

There are three primary sources of GHGs associated with the coal industry. First, the end use of our coal by our customers in coal-fired electricity generation, coke plants, and steelmaking. Second, combustion of fuel by equipment used in coal production and to transport our coal to our customers. Third, coal mining itself can release methane, which is considered to be a more potent GHG than carbon dioxide, directly into the atmosphere. These emissions from coal consumption, transportation and production are subject to pending and proposed regulation, in the jurisdictions in which we operate as part of initiatives to address global climate change.

Coronado Global Resources Inc. Form 10-K December 31, 2020 58

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

The absence of regulatory certainty, global policy inconsistencies and direct regulatory impacts (such as carbon taxes or other charges) each have the potential to adversely affect our operations—either directly or indirectly, through suppliers and customers. Collectively, these initiatives and developments could result in higher electricity costs to us or our customers or lower the demand for coal used in electric generation, which could in turn adversely impact our business.

At present, we are principally focused on Met coal production, which is not used in connection with the production of coal-fired electricity generation. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, particularly if they directly or indirectly impact the Met coal industry, or if our ability to obtain capital for operations is materially reduced.

We and our customers may also have to invest in CCUS technologies in order to burn thermal coal and comply with future GHG emission standards. The potential direct and indirect financial impact on us of future laws, regulations, policies and technology developments may depend upon the degree to which any such laws, regulations and developments force reduced reliance on coal as a fuel source. Such developments could result in adverse impacts on our financial condition or results of operations. See Item 1. “Business—Regulatory Matters—Australia” and “Business—Regulatory Matters—United States.”

Changes in and compliance with government policy, regulation or legislation may adversely affect our financial condition and results of operations.

The coal mining industry is subject to regulation by federal, state and local authorities in each relevant jurisdiction with respect to a range of industry specific and general matters. Any future legislation and regulatory change imposing more constraints or more stringent requirements may affect the coal mining industry and may adversely affect our financial condition and results of operations. Examples of such changes are, future laws or regulations that may limit the emission of GHGs or the use of thermal coal in power generation, more stringent workplace health and safety laws, more rigorous environmental laws, and changes to existing taxation and royalty legislation.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 59

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

We are subject to extensive forms of taxation, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal competitively.

Federal, state or local governmental authorities in nearly all countries across the global coal mining industry impose various forms of taxation on coal producers, including production taxes, sales-related taxes, royalties, environmental taxes and income taxes.

Included within acquisition related accruals in our Consolidated Balance Sheet, included in this Annual Report on Form 10-K, is an amount outstanding for stamp duty payable on the Curragh Acquisition of $33.1 million (A$ 43.0 million). This amount was outstanding as at December 31, 2020 and December 31, 2019, respectively, pending assessment by the Office of State Revenue, or OSR, in Queensland, Australia. The OSR has not yet provided any formal assessment of the stamp duty amount, although it has indicated that in its view, stamp duty may be assessed on the Curragh Acquisition, unencumbered by the Stanwell arrangements. As a result, the assessment of the stamp duty payable could potentially be higher than the amount provided for. The Company considers its position at December 31, 2020, as accounted for, is appropriate and the Company will vigorously challenge any assessment on the above basis.

If new legislation or regulations related to various forms of coal taxation or income or other taxes generally, which increase our costs or limit our ability to compete in the areas in which we sell coal, or which adversely affect our key customers, are adopted, or if the basis upon which such duties or taxes are assessed or levied, changes or is different from that provide by us, our business, financial condition or results of operations could be adversely affected.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 60

We have no registered trademarks for our Company name or other marks used by us in the United States or any other countries, and failure to obtain those registrations could adversely affect our business.

Although we have filed a trademark application for use of the stylized mark “CORONADO STEEL STARTS HERE” in the United States and Australia, our applications are still pending and the corresponding mark has not been registered in the United States or Australia. We have not filed for this or other trademarks in any other country. During trademark registration proceedings, we may receive rejections. If so, we will have an opportunity to respond, but we may be unable to overcome such rejections. In addition, Intellectual Property Australia and the United States Patent and Trademark Office and comparable agencies in many foreign jurisdictions may permit third parties to oppose pending trademark applications and to seek to cancel registered trademarks. If opposition or cancellation proceedings are filed against our trademark application, our trademark may not survive such proceedings, and/or we may be required to expend significant additional resources in an effort to defend ourselves in the proceedings or identify a suitable substitute mark for future use.

Risks Specific to Our Common Stock

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 61

As of December 31, 2020, the EMG Group indirectly held 55.9% of our outstanding shares of common stock. Therefore, the EMG Group has effective control over the outcome of votes on all matters requiring approval by stockholders. There is a risk that the interests of the EMG Group could conflict with or differ from our interests or the interests of other stockholders. In addition, pursuant to the terms of the Stockholder’s Agreement that we and Coronado Group LLC have entered into, so long as it beneficially owns in the aggregate at least 25% of the outstanding shares of our common stock, the EMG Group will have the ability to exercise substantial control over certain of our transactions, including change of control transactions, such as mergers and capital and debt raising transactions. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of the Stockholder’s Agreement.

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

The EMG Group has the right, subject to certain conditions, to require us to cooperate in a sale of shares of our common stock held by it (including in the form of CDIs) under the Securities Act.

Pursuant to the Registration Rights and Sell-Down Agreement, dated as of September 24, 2018, between us and Coronado Group LLC, or the Registration Rights and Sell-Down Agreement, Coronado Group LLC (or its successors or permitted assigns or transferees) has the right, subject to certain conditions, to require us to cooperate in a sell-down of shares of our common stock or CDIs held by it. By virtue of its majority ownership, exercising its registration rights and selling a large number of shares or CDIs, Coronado Group LLC could cause undue volatility in the prevailing market price of our common stock. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 62

These provisions enable a corporate opportunity that would otherwise be available to us to be taken by or used for the benefit of the non-employee directors or their respective affiliates, which include the EMG Group as a result of the rights granted to it under the Stockholder’s Agreement.

General Risk Factors

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

During the course of the preparation of our financial statements, we evaluate and correct any deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of disclosure or internal controls over financial reporting, including satisfaction of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to report accurately or timely on our financial results or adequately identify and reduce fraud. Therefore, the financial condition of our business could be adversely affected, current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our CDIs, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

The requirements of being a public company in the United States and Australia may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

Our CDIs are currently listed on the ASX and we are registered as a foreign company in Australia. As such we need to ensure continuous compliance with relevant Australian laws and regulations, including the ASX Listing Rules and certain provisions of the Corporations Act 2001, or the Corporations Act.

As a U.S. public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities laws, rules, and regulations. Compliance with these laws, rules, and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In the absence of a waiver from the ASX Listing Rules, these SEC periodic reports will be in addition to our periodic filings required by the ASX Listing Rules. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations, all of which could be magnified during the ongoing COVID-19 pandemic. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 63

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

•changes in accounting principles;

Coronado Global Resources Inc. Form 10-K December 31, 2020 64

•announcements concerning us or our competitors;

•changes in government policy, legislation or regulation;

•inclusion of our securities in or removal from particular market indices (including S&P/ASX indices); and

•the nature of the markets in which we operate.

Other factors that may negatively affect investor sentiment and influence us, specifically, or the stock market, more generally, include acts of terrorism, an outbreak of international hostilities, fires, floods, earthquakes, labor strikes, civil wars, natural disasters, outbreaks of disease, such as the ongoing COVID-19 pandemic, or other man-made or natural events.

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

The payment of dividends in respect of our common stock is impacted by several factors, including our profitability, retained earnings, capital requirements and free cash flow. Any future dividends will be determined by our Board of Directors having regard to these factors, among others. Further, as mentioned in “Our financial performance could be adversely affected by prolonged price deterioration and our indebtedness” above, during the waiver period, payment of dividends is also subject to additional conditions including demonstrating compliance with the financial covenants in the Syndicated Facility Agreement (both historical and on a 6-month forecast basis) as if there had not been a financial covenant waiver, and no review event continuing or resulting from the payment of the dividend. There is no guarantee that any dividend will be paid, or repurchases will be made, by us, or if paid, paid at historic levels. From time to time, our Board of Directors may also cancel previously announced dividends.

Coronado Global Resources Inc. Form 10-K December 31, 2020 65

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Coronado Global Resources Inc. Form 10-K December 31, 2020 66

ITEM 2. PROPERTIES

We had an estimated 624 MMt of proven and probable coal reserves as of December 31, 2020. An estimated 226 MMt and 398 MMt of our proven and probable coal reserves are in Australia and the United States, respectively. Approximately 75% of our Australian Operations’ proven and probable coal reserves, or 170 MMt, are Met coal, composed of hard coking coal, or HCC, semi-hard coking coal, or SHCC, and pulverized coal injection, or PCI, coal. The remainder of our Australian Operations’ coal reserves are thermal coal. Approximately 99% of our U.S. Operations’ proven and probable coal reserves, or 394 MMt, are Met coal, composed of coal with high volatile content, or High-Vol (including sub-category A of High-Vol, or HVA, and sub-category B of High-Vol, or HVB), coal with medium volatile content, or Mid-Vol, and coal with low volatile content, or Low-Vol. The remainder of our U.S. Operations’ coal reserves are thermal coal.

The following maps show the locations of our mining properties in Australia and the United States, respectively.

Coronado Global Resources Inc. Form 10-K December 31, 2020 67

Coronado Global Resources Inc. Form 10-K December 31, 2020 68

The following is a summary of general characteristics about our mining properties as of December 31, 2020.

Mining Property (Status)	Location	Mine Type	Mining Method	Coal Type	Coal Seams of Economic Interest (Formation)	Average Coal Seam Thickness (Meters)
Curragh (Production)	Queensland, Australia (14 km north of the town of Blackwater)	Surface	Open-pit	HCC, SHCC, PCI, Thermal	Various (Rangal Coal Measures)	1.5 - 6.5
Buchanan (Production)	Buchanan County, VA (6.4 km southeast of Oakwood, VA)	Underground	Longwall	Low-Vol	Pocahontas #3 (Pocahontas Formation)	1.9
Logan (Production)	Boone, Logan and Wyoming Counties, WV (encompasses towns of Lorado, Pardee, Cyclone and Lacoma, WV)	Surface, Underground	Contour, Highwall, Bord-and-pillar	HVA, HVB, Thermal	Various (Kanawha Formation)	0.3 - 1.8
Greenbrier (Production - temporarily idled)	Greenbrier and Nicholas Counties, WV (27 km northwest of Lewisburg, WV)	Surface, Underground	Auger, Contour, Highwall, Bord-and-pillar	Mid-Vol, PCI, Thermal	Pocahontas #6, #7, #8 (Pocahontas Formation); Various (New River Formation)	0.3 - 1.8
Pangburn-Shaner-Fallowfield (Development)	Allegheny, Washington and Westmoreland Counties, PA (22.5 km southeast of Pittsburgh, PA)	Underground(1)	Bord-and-pillar(1)	High-Vol, Thermal	Upper Freeport (Freeport Formation)	1.9
Amonate (Idle)	Tazewell County, VA and McDowell County, WV (16 km northwest of Tazewell, VA)	Underground	Bord-and-pillar	High-Vol, Mid-Vol, Low-Vol	Pocahontas #11 (Middle Lee Formation); Pocahontas #3, #4, #5 and Squire Jim (Pocahontas Formation)	0.8 - 1.8
Russell County (Development)	Russell and Tazewell Counties, VA (just north and west of Raven, VA)	Underground(1)	Bord-and-pillar(1)	High-Vol	Lower Castle (Norton Formation); Upper Horsepen (Middle Lee Formation)	0.8 - 1.8

(1) Proposed mine type and mining method.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 69

Subject to the exercise of our renewal rights thereunder, most of the leases at our U.S. mining properties expire upon exhaustion of the relevant reserves, which is expected to occur in 2050 at Buchanan; 2053 at Logan; 2041 at Greenbrier; 2098 at Pangburn-Shaner-Fallowfield; 2050 at Amonate; and 2055 at Russell County. One lease at Logan expires in 2032, but we expect to have mined the relevant reserves prior thereto. One lease at Greenbrier, covering approximately 2.4% of the total estimated reserves at Greenbrier, expired in 2020, and we are in negotiations with the lessor to extend this lease term.

Our right to commercially mine and recover coal reserves at Buchanan overlaps with the right of CNX Gas, LLC to commercially recover and develop coal gas interests from the mine area. We have entered into certain agreements with CNX Gas, LLC to regulate the interaction between, and coordinate, our respective operations.

We are not aware of any significant encumbrances or defects in title with respect to any of our mining properties. We believe we have secured all applicable environmental licenses and permits under applicable law and have all necessary permits and licenses regarding cultural heritage, native title and various other social issues to support current mining operations. See Item 1. “Business—Regulatory Matters—Australia” for a discussion of the permitting conditions applicable to Curragh. See Item 1. “Business—Regulatory Matters—United States” for a discussion of the permitting conditions applicable to our U.S. Operations’ mining properties.

The following table provides information about the principal equipment and facilities at, and infrastructure available to, our mining properties as of December 31, 2020.

			Transportation
Mining Property (Status)	Mining Equipment	Coal Preparation Plant Capacity (Raw Mt per Hour)
			Source of Power	Primary	Other	Export Facilities
Curragh (Production)	Draglines, Dozers, Excavators, Shovels, Trucks	1,200 and 1,300	On-site substation connected to main grid	Aurizon-operated Blackwater rail link	Pacific National (second rail operator)	RG Tanna Coal Terminal, WICET (Port of Gladstone)
Buchanan (Production)	Longwall Mining System, Continuous Miners	1,270	Electric utility company	Norfolk Southern rail line	Truck, Barge	Lamberts Point Coal Terminal Pier 6 (Hampton Roads, VA); CNX Terminal (Port of Baltimore)
Logan (Production)	Surface: Loaders, Shovel, Dozers, Trucks, Highwall Miner; Underground: Continuous Miners	1,089	Electric utility company	CSX rail line	Truck, Barge	Kinder Morgan Pier IX Terminal, DTA Terminal (Hampton Roads, VA); CNX Terminal (Port of Baltimore)
Greenbrier (Production - temporarily idled)	Surface: Loaders, Dozers, Excavators, Trucks, Highwall Miner; Underground: Continuous Miner	544	Electric utility company	CSX rail line	Truck, Barge	Kinder Morgan Pier IX Terminal, DTA Terminal (Hampton Roads, VA); CNX Terminal (Port of Baltimore)
Pangburn-Shaner-Fallowfield (Development)	N/A	N/A	Electric utility company	Barge	CSX rail line, Truck	Kinder Morgan Pier IX Terminal (Hampton Roads, VA)

Coronado Global Resources Inc. Form 10-K December 31, 2020 70

Amonate (Idle)	Continuous Miners	508	Electric utility company	Norfolk Southern rail line	Truck	Lamberts Point Coal Terminal Pier 6 (Hampton Roads, VA); CNX Terminal (Port of Baltimore)
Russell County (Development)	N/A	N/A	Electric utility company	Norfolk Southern rail line	Truck	Lamberts Point Coal Terminal Pier 6 (Hampton Roads, VA); CNX Terminal (Port of Baltimore)

Generally, the mining equipment and facilities at our mining properties are in good condition. We focus on the long-term potential of each mining property and regularly monitor developments in the mining industry for technology improvements and new equipment that could help us increase efficiency and lower our costs. From time to time, we also update and improve other equipment and facilities to maintain their usefulness and optimize our competitiveness. We also partner with major vendors to replace equipment on a scheduled basis to maximize equipment productivity. As of December 31, 2020, the total book value for each of our operating mining properties and its associated plant and equipment, calculated in accordance with U.S. GAAP, was $891 million for Curragh; $385 million for Buchanan; $220 million for Logan; and $30 million for Greenbrier.

The following table shows total coal production at our operating mining properties for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(MMt)
Curragh	12.0	12.5	12.1 (1)
Buchanan	3.4	4.5	4.7
Logan	1.6	2.7	2.6
Greenbrier	0.1	0.6	0.7
Total	17.0	20.2	20.2

(1) Reflects production for the full year ended December 31, 2018. For the period following our acquisition of Curragh on March 29, 2018 through December 31, 2018, total coal production at Curragh was 9.3 MMt.

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

We anticipate conducting further exploration at each of the development and idle mining properties. Because each property has been extensively explored, however, we do not expect that any exploration program will require multiple phases. Currently, we have developed a detailed ongoing exploration plan at the Pangburn property. Under the plan, most of the exploration will be focused on geotechnical and coalbed methane assessments of the reserves. Continuous core drilling combined with downhole geophysical surveys will be the primary method of exploration. We anticipate that further exploration of the reserve at the Pangburn property will be necessary.

Other than with respect to the Pangburn portion of the Pangburn-Shaner-Fallowfield development mining property, the Company has not developed any current detailed plans or budget to conduct further exploration on its development and idle mining properties. Presently, the Company has conceptual exploration plans for these properties, which include continuous core drilling combined with downhole geophysical surveys. The Company expects to conduct minimal exploration with respect to these properties prior to production.

Coronado Global Resources Inc. Form 10-K December 31, 2020 71

The exploration programs at all of our U.S. Operations’ development and idle properties will be funded through a corporate development budget and will be conducted under the supervision of Coronado’s Chief Geologist, Joe Wickline, BS (Geol.), West Virginia University; PBACC (Mining Eng.), University of Pittsburgh; PG—Pennsylvania (PG005198); SME Registered Member (4264656). Mr. Wickline plans and supervises all exploration projects and conducts geologic and geotechnical evaluations on reserves for Coronado’s U.S. Operations. His experience includes geologic modeling, quality forecasting and reserve calculations using Datamine’s MineScape computer software. Mr. Wickline also provides direct support to the U.S. Operations through roof scoping, in-mine geologic mapping and hazard identification.

At our operating Curragh mine, we have planned a drilling and 2-D seismic exploration program to define a potential underground resource on existing MLs and/or MDL162 for use in a feasibility study. Exploration works commenced in the fourth quarter of 2019 and are planned to continue through 2021, with a budget of $2,000,000 for all activity, including: drilling and logging; coal quality and washability assessment; geotechnical and coalbed methane assessments; and geological and structural modeling.

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

The following table provides a summary of our proven and probable coal reserves as of December 31, 2020. With respect to the U.S. Operations, the U.S. QPs (as defined below) derived the reserve estimates as of December 31, 2020 based on depletion at active complexes, economic impairments at Greenbrier and Logan. Reduction in reserves at Pangburn-Shaner-Fallowfield is due to eliminating thermal coal holdings. No development has occurred at Amonate, Russell County or Pangburn-Shaner-Fallowfield. An immaterial reduction was made at Logan for one of the projected No. 2 Gas seam mines being deemed uneconomical. A small reduction was made at Greenbrier associated with mine plan reduction west of sandstone channel at Mountaineer No. 1 mine. A reduction was made at Amonate due to lease reconciliation. Changes to the reserve estimates for the U.S. Operations as of December 31, 2020, when compared to the reserve estimates as of December 31, 2019, are in line with management expectations. With respect to the Australian operations the reserve estimates as of December 31, 2020 was derived through depletion due to mining in 2020.

	Demonstrated Coal Reserves							Quality
	(Moist Basis, Washed or Direct Shipped, MMt)(1)(2)(3)							(Air-Dried Basis)
	Total	Proven(4)	Probable(5)	Owned	Leased	Assigned(6)	Unassigned(7)	Ash%	Sulfur%	VM%(8)
Australian Operations
Curragh	226	200	26	-	226	202	24	10.5%	0.4%	18.9%
	226	200	26	-	226	202	24
U.S. Operations
Buchanan	101	90	11	19	82	101	-	6.0%	0.7%	20.0%
Logan	75	54	21	-	75	75	-	7.0%	0.9%	34.0%
Greenbrier	6	4	2	-	6	6	-	8.0%	1.0%	26.0%
Pangburn-Shaner-Fallowfield (9)	134	78	56	133	1	-	134	8.0%	1.1%	35.0%
Amonate	53	23	30	47	6	43	10	8.0%	0.7%	23.0%
Russell County	29	24	5	-	29	-	29	8.0%	0.9%	31.0%
Total	398	273	125	199	199	225	173
Grand Total	624	473	151	199	425	427	197

(1) Reported on a 10.0% moisture basis at Curragh and a 4.5% - 6.0% moisture basis at the mining properties within the U.S. Operations, in each case including a combination of surface moisture and inherent moisture.

(2) Reported on a recoverable basis, after giving effect to estimated dilution and losses during mining and processing, assuming 100% longwall mining recovery, 40% - 70% continuous miner recovery and 95% CPP efficiency for the US operations, the CPP efficiency factor at Curragh is based on industry best practice.

Coronado Global Resources Inc. Form 10-K December 31, 2020 72

(3) The range of coal sales prices used to estimate proven and probable reserves is derived from an independent third-party’s long term index price forecast as of December 18, 2020 for all mine sites.

(4) Estimated coal reserves were classified as proven reserves if they lay within 0.4 kilometers and 1.0 kilometers of a valid point of observation for our U.S. Operations. Australian sites use a maximum of 0.5 kilometers for proven, resulting in an accuracy of plus or minus 10%.

(5) Estimated coal reserves were classified as probable reserves if they lay between 0.4 - 1.2 kilometers and 1.0 - 2.0 kilometers from a valid point of observation for our U.S. Operations. Australian sites use a range of 0.4 to 1.2Km for Probable, resulting in an accuracy of plus or minus 20%.

(6) Assigned reserves represent recoverable coal reserves that were controlled and accessible at our operations as of December 31, 2020.

(7) Unassigned reserves represent coal reserves at currently non-producing locations that would require new mine development, mining equipment, or CPP facilities before operations could begin at the property.

(8) Volatile matter, or VM, percentage represents the mass of the components of coal, except for moisture, that are liberated from coal at high temperatures in the absence of air.

(9) Reduction in reserves at Pangburn-Shaner-Fallowfield is due to eliminating thermal coal holdings. Life-of-mine sulfur for Pangburn is an estimated 1.21%; however, overall Pennsylvania Complex reserve average is 1.36% sulfur.

Reserves are defined by Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

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

Barry Lay, B.Sc. (Hons Geology); MAusIMM, Director of Resology Pty Ltd prepared a coal resource estimate for Curragh. From this, Johan Ballot, B. Eng.; MAusIMM(CP), who is employed full-time as the Vice President Sales and Operations Australia of our subsidiary, Coronado Curragh, prepared the estimates of proven and probable coal reserves at Curragh. Together, we refer to them as the Australian QPs. Colin A. Henkes, CPG, Michael G. McClure, CPG, John W. Eckman, CPG, and Justin S. Douthat, PE, MBA, of Marshall Miller & Associates, Inc., whom we refer to as the U.S. QPs, prepared the estimates of proven and probable coal reserves at each of the U.S. Operations’ mining properties as of December 31, 2020. We refer to the Australian QPs and the U.S. QPs, collectively, as the QPs.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 73

Metallurgical. Several factors can influence Met coal supply and demand and pricing. Demand is impacted by economic conditions and demand for steel and is also impacted by competing technologies used to make steel, some of which do not use coal as a manufacturing input. Competition from other types of coal is also a key price consideration and can be impacted by coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support and reliability of supply.

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

The cost information that the QPs used to estimate our proven and probable reserves were generally internal projected future costs based on historical costs and expected future trends. The estimated costs normally include mining, processing, transportation, royalty, tax and other mining-related costs. Our estimated mining and processing costs reflect projected changes in prices of consumable commodities (mainly diesel fuel, natural gas, explosives and steel), labor costs, geological and mining conditions, targeted product qualities and other mining-related costs. Estimates for other sales-related costs (mainly transportation, royalty and tax) are based on contractual prices or fixed rates. Specific factors that may impact the cost at our various operations include:

• Geological settings. The geological characteristics of each mine are among the most important factors that determine the mining cost. Our geology department conducts the exploration program and provides geological models for the life-of-mine process. Coal seam depth, thickness, dipping angle, partings and quality constrain the available mining methods and size of operations. Shallow coal is typically mined by surface mining methods by which the primary cost is overburden removal. Deep coal is typically mined by underground mining methods where the primary costs include coal extraction, conveyance and roof control.

• Scale of operations and the equipment sizes. For surface mines, our dragline systems generally have a lower unit cost than truck-and-shovel systems for overburden removal. The longwall operations generally are more cost effective than bord-and-pillar operations for underground mines.

• Commodity prices. For surface mines, the costs of diesel fuel and explosives are major components of the total mining cost. For underground mines, the steel used for roof bolts represents a significant cost. Commodity price forecasts are used to project those costs in the financial models we use to establish our reserves.

• Target product quality. By targeting a premium quality, product, our mining and processing processes may experience more coal losses. By lowering product quality, the coal losses can be minimized and therefore a lower cost per Mt can be achieved. In our mine plans, the product qualities are estimated to correspond to existing contracts and forecasted market demands.

Coronado Global Resources Inc. Form 10-K December 31, 2020 74

• Transportation costs. We have entered into arrangements with third parties to gain access to transportation infrastructure and services where required, including rail carriers and port owners. Where coal is exported or sold other than at the mine gate, the costs associated with these arrangements represent a significant portion of both the total cost of supplying coal to customers and of our production costs. As a result, the cost of transportation is not only a key factor in our cost base but also in the purchasing decision of customers. Our transportation costs vary by region. Our U.S. Operations’ domestic contracts are generally priced F.O.R. at the mine with customers bearing the transportation costs from the mine to the applicable end user. For direct sales from our U.S. Operations to export customers, we hold the transportation contract and are responsible for the cost to the export facility, and the export customer is responsible for the transportation/freight cost from the export facility to the destination. For sales of Curragh thermal coal to Stanwell, Stanwell is responsible for the transport of coal to the Stanwell Power Station. Our Australian Operations typically sell export Met coal F.O.B., with the customer paying for transportation from the outbound shipping port. Our Australian Operations generally contract for port and rail capacity via long-term take-or-pay contracts. Our U.S. Operations generally enter into quarterly or spot contracts for port and rail access; however, we do have a long-term take-or-pay agreement for terminal services at Kinder Morgan Pier IX Terminal in Hampton Roads, Virginia. See Item 1. “Business—Transportation” for more information regarding these agreements.

• Royalty costs. As conditions to certain of the Tenements, Curragh is subject to royalties payable to the Queensland government of 7.0% of revenues from coal sales to Stanwell (which could increase as described in Item 1. “Business—Regulatory Matters—Australia—Mineral Resources Act 1989 (Qld)”) and 8.22% - 10.42% of revenues from exported coal. These royalties are in addition to the Stanwell rebate, as described in Item 1. “Business—Customers—Australia Sales and Marketing—Stanwell.” Additionally, if MDL 162 advances from development to production, we would be required to pay under a private royalty deed a base royalty of A$0.50 per Mt of coal and a royalty of A$0.70 for every Mt of SHCC produced above 2.5 MMt per year. Royalty costs at our U.S. Operations are based upon contractual agreements for the coal leased from private owners and vary from property to property and by the type of mine (i.e., surface or underground). The royalty rates under leases at our U.S. Operations range between 3% - 9% of revenues from coal sales. Under some of the leases, we are required to pay minimum royalties, regardless of production, and/or “wheelage fees” (i.e., fees payable on coal mined and removed from properties other than the particular leasehold and hauled across the leasehold premises). Additionally, as part of the agreement we reached with CONSOL Energy to acquire Buchanan and certain other assets in 2016, we agreed to pay CONSOL Energy a royalty of 20% of the gross sales price on all coal mined from the Buchanan mine complex and sold or shipped to a location outside the United States and Canada, where the actual sales price that we receive exceeds certain agreed benchmarks. The royalty payments are triggered where the gross sales price per Mt of coal exceeds the following thresholds: from April 1, 2016 to March 30, 2017, $82.67; from March 31, 2017 to March 30, 2018, $86.81; from March 31, 2018 to March 30, 2019, $91.15; from March 31, 2019 to March 30, 2020, $95.70; and from March 31, 2020 to March 31, 2021, $100.49.

• Black lung, severance and reclamation taxes. Our U.S. Operations are subject to a federal black lung excise tax on coal sold domestically. As of December 31, 2019, the federal black lung excise tax is $0.50 per Mt for underground mining and $0.61 per Mt for surface and highwall mining. Our U.S. Operations are also subject to a federal reclamation tax of $0.13 per Mt for underground mining and $0.31 per Mt for surface and highwall mining. Additionally, Buchanan is, and Amonate and Russell County would be, subject to a Virginia reclamation tax of $0.05 per Mt (which amount is contributed to a state-funded bond pool) and a Virginia severance tax of 2% for all coal sold. Logan and Greenbrier are subject to a West Virginia reclamation tax of $0.31 per Mt and a West Virginia severance tax of 1.0% - 5.0% of revenues for all coal produced. Amonate would also be subject to West Virginia reclamation and severance taxes to the extent that it produces any coal from those parts of the property that lie within West Virginia. Pangburn-Shaner-Fallowfield would not be subject to state reclamation or severance taxes, as neither are required under Pennsylvania law.

• Exchange rates. Costs related to our Australian Operations are predominantly denominated in A$, while the coal that our Australian Operations export is sold in US$. As a result, A$-US$ exchange rates impact the U.S. dollar cost of our Australian Operations’ production.

Coronado Global Resources Inc. Form 10-K December 31, 2020 75

Based on their mine-by-mine and product-by-product evaluations of the estimated prices for our coal, and the costs and expenses of mining and selling our coal, the QPs concluded our reserves were economically recoverable. With respect to the U.S. Operations, the U.S. QPs derived the reserve estimates as of December 31, 2020 based on depletion at active complexes, economic impairments at Greenbrier and Logan. Reduction in reserves at Pangburn-Shaner-Fallowfield is due to eliminating thermal coal holdings. No development has occurred at Amonate, Russell County or Pangburn-Shaner-Fallowfield. An immaterial reduction was made at Logan for one of the projected No. 2 Gas seam mines being deemed uneconomical. A small reduction was made at Greenbrier associated with mine plan reduction west of sandstone channel at Mountaineer No. 1 mine. A reduction was made at Amonate due to lease reconciliation. We periodically update our coal reserve estimates to reflect production of coal from those reserves and new drilling or other data received. Accordingly, our coal reserve estimates will change from time to time to reflect the effects of our mining activities, analysis of new engineering and geological data, changes in coal reserve holdings, modification of mining methods and other factors. With respect to the Australian operations the reserve estimates as of December 31, 2020 was derived through depletion due to mining in 2020.

During 2018, the SEC adopted amendments to modernize the property disclosure requirements for mining registrants and related guidance under the Securities Act and the Exchange Act. The final rules provide a three-year transition period, and we will be required to comply with the new rules for the fiscal year beginning on January 1, 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2020 76

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect our consolidated financial position, results of operations or cash flows.

The Company is subject to a wide variety of laws and regulations within the legal jurisdiction in which it operates. See “Part I, Item 1. Business—Regulatory Matters” for additional information. The Company believes that it is in substantial compliance with federal, state and local laws and regulations.

Coronado Global Resources Inc. Form 10-K December 31, 2020 77

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 78

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

Holders

As of December 31, 2020, we had 138,387,890 shares of our common stock issued and outstanding with 6,136 holders of record. The holders included CHESS Depositary Nominees Pty Limited, which held 61,079,786 shares of our common stock in the form of CDIs on behalf of the CDI holders; there were 6,136 registered owners of our CDIs on December 31, 2020.

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

Dividends

The payment of dividends is at the discretion of the Board of Directors. The decision as to whether or not a dividend will be paid will be subject to a number of considerations including the general business environment, operating results, cash flows, future capital requirements, regulatory and contractual restrictions and any other factors the Board of Directors may consider relevant. On August 12, 2020, the Company entered into a Second Syndicated Facility Agreement Waiver Letter, or the Second Waiver Letter, which, among other things, includes certain conditions with respect to payment of dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information of the Second Waiver Letter.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, we did not issue any shares of our common stock in a transaction that was not registered under the Securities Act during the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We had no repurchases of equity securities for the three months ended December 31, 2020.

Coronado Global Resources Inc. Form 10-K December 31, 2020 79

ITEM 6. SELECTED FINANCIAL DATA.

The following tables present the selected consolidated financial and operating data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 of the Company. We derived the selected consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 from our audited consolidated financial statements. The financial and operating data for the year ended December 31, 2018 includes the data for Coronado Curragh Pty Ltd, or Coronado Curragh, since the date of the acquisition, March 29, 2018. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in Item 8. “Financial Statements and Supplementary Data”.

Statement of operations data:	Year Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands, except per share amounts)
Revenue	1,462,262	2,215,748	1,980,504	768,244	437,251
Total costs and expenses	1,610,213	1,758,945	1,647,424	616,479	401,197
Operating income (loss)	(147,951)	456,803	333,080	151,765	36,054
Interest income (expense), net	(50,585)	(39,294)	(57,978)	(9,955)	(98)
Impairment of assets	(78,111)	—	—	—	—
Provision for discounting and credit losses	(9,298)	—	—	—	—
Other, net	(608)	2,649	(27,216)	473	376
Loss on debt extinguishment	—	—	(58,085)	—	—
Total other income, net	(138,602)	(36,645)	(143,279)	(9,482)	278
Net (loss) income before tax	(286,553)	420,158	189,801	142,283	36,332
Income tax benefit/(expense)	60,016	(114,681)	(75,212)	—	—
Net (loss) income	(226,537)	305,477	114,589	142,283	36,332
Less: Net loss attributable to noncontrolling interest	(69)	(61)	(92)	(70)	(133)
Net (loss) income attributable to stockholders	(226,468)	305,538	114,681	142,353	36,465
Net (loss) income per share—basic and diluted	(2.04)	3.16	0.21	—	—
Cash dividend declared per share—basic and diluted	0.25	4.22	—	—	—

Balance Sheet Data:	December 31,
	2020	2019	2018	2017	2016
	December 31,
Total assets	2,148,476	2,214,854	2,209,564	951,792	1,050,292
Asset retirement obligations	122,144	131,774	125,791	56,429	51,849
Long term obligations	953,867	930,707	577,355	238,207	104,455
Total equity	806,863	867,941	1,253,808	633,300	874,126

The 2018 earnings per share of common stock and weighted average shares of common stock outstanding is for the period following the initial public offering, on October 24, 2018.

Coronado Global Resources Inc. Form 10-K December 31, 2020 80

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

Our results for the year ended December 31, 2020, were adversely impacted by (1) a fatal injury to an employee of one of our contractors at our Australian Operations which resulted in temporary suspension of mining activities during January and February that resulted in lower production and lower sales volumes, (2) wet weather conditions in Australia which disrupted certain mining and logistics activities, (3) a delay in resolution of the United States and China trade dispute, which limited export sales to China for a significant part of the year, (4) decline in Australian benchmark pricing during the fourth quarter driven by the import restrictions on Australian coal by China, and (5) the impact of COVID-19 on global Met coal demand resulting in the temporary idling of the U.S. Operations in April and May 2020 and implementation of preventative measures at all our operations to protect our employees and contractors from the pandemic. These impacted operating efficiencies and resulted in lower production and lower realized prices. The Buchanan and Logan mines resumed operations on June 1, 2020. Despite these adverse conditions, our operations performed strongly over the second half of the year with the Buchanan and Logan mines ramping up to full production by first quarter of 2021. Our results benefited from lower gross cost and reduction with capital expenditure across our business

For the year ended December 31, 2020, we produced 17.0 MMt and sold 18.2 MMt of coal. Met coal and thermal coal sales represented approximately 79.9% and 20.1%, respectively, of our total volume of coal sold and approximately 92.2% and 7.8% respectively, of total coal revenues, for the year ended December 31, 2020.

From our Australian Operations, production and sales volumes were lower for the year ended December 31, 2020 compared to the same period in 2019. Coal sales volumes decreased 0.4 MMt, or 3.4%. Lower sales volumes combined with lower average realized prices per Mt resulted in a reduction in coal revenues by 34.1% compared to the prior comparative period. Operating costs for the year ended December 31, 2020 were $59.9 million, or 5.7% lower compared to 2019, resulting in a favorable reduction in Operating costs per Mt sold of $2.0 per Mt sold. The Curragh mine had strong performance during the second half of 2020 with the mine realizing record production and sales volumes in the third quarter from the mobilization of additional fleets to recover lost production and overburden from the first half of 2020.

From our U.S. Operations, production and sales volumes were lower for the year ended December 31, 2020 compared to the same period in 2019 primarily due to the impacts of COVID-19 and subsequent idling of operations in April and May. Coal sales volumes decreased 1.3 MMt, or 19.1%. Coal revenues decreased by 35.3% compared to the prior comparative period due to lower sales volumes and lower average realized prices per Mt sold. Intense focus on controlling Operating costs for the year ended December 31, 2020 resulted $97.8 million, or 19.5% lower costs compared to 2019. The implementation of significant cost control measures realized a reduction in Mining cost and Operating costs per Mt sold compared to the prior year. During the quarter ended December 31, 2020, the U.S. Operations showed improvement in production in line with the recovery in steel and Met coal markets, particularly in Asia.

Due to the decline in Met coal prices in 2020, the resulting impact on business conditions from COVID-19 and the continued idling of the Greenbrier mine, there were indications that the carrying value of the Greenbrier mine asset, included in our U.S. Operations exceeded its recoverable amount. As a result, we have recognized a non-cash impairment charge of $78.1 million related to the Greenbrier mine in the year ended December 31, 2020.

During the fourth quarter of 2020, we commenced a plan to sell certain non-core assets included in our U.S. segment. These non-core assets have been reclassified as assets and liabilities held for sale as at December 31, 2020.

Xcoal

At December 31, 2020 amounts due from Xcoal in respect of coal sales are $91.0 million, of which $85.2 million was past due and $5.8 million was secured by a letter of credit. Sales to Xcoal are currently on prepayment, letter of credit or cash on delivery terms. During the quarter ended December 31, 2020, Xcoal did not make any payments in respect of their past due receivables. Subsequent to December 31, 2020, the Company has collected $20.1 million against the past due account receivable reducing the outstanding past due balance to $65.1 million at February 25, 2021. The Company expects to receive all outstanding trade receivables amounts from Xcoal by September 30, 2021. To account for the expected timing of collection, a provision for discounting and credit losses of $9.0 million was recognized at December 31, 2020. The carrying value of related party trade receivables from Xcoal, net of the provision for discounting and credit losses, as at December 31, 2020, was $82.0 million.

Coronado Global Resources Inc. Form 10-K December 31, 2020 81

COVID-19

Our U.S. Operations were idled in April and May 2020 due to the COVID-19 induced economic downturn and decline in demand from customers in Europe, South America and North America. While the mines were idled, the Company continued to make shipments to its customers from existing inventories which allowed the Company to meet all customer commitments. On June 1, 2020, the Company resumed operations at the Buchanan and Logan mines. Production at these mines has progressively increased in line with demand and drawdown of coal inventories, with the Buchanan mine returned to full operating capacity. The Greenbrier mine remains idle. The Company has taken all necessary steps to isolate the affected workers and protect the remaining workforce, which ensured minimal lost production during the year.

The global economic slowdown resulting from the effects of COVID-19 reduced the demand for steel in all markets except for China, where steel production remained elevated during the majority of 2020. Steel demand in China has been supported by large infrastructure investment, with signs of improvement in discretionary steel demand (e.g. automotive) and property. Globally, steel producers continue to ramp up steel production underpinned by the automotive and construction sectors. Blast furnace restarts accelerated in September with numerous steel mills returning to operation in Japan, South Korea, Europe and Brazil. Demand for steel in India has risen to near pre-lockdown levels.

In the fourth quarter of 2020, Chinese steel mills were directed to suspend imports of Australian coal. Although our Australian operations do not regularly supply coal to China, it nevertheless has been impacted by a fall in the Australian benchmark index pricing due to the short-term oversupply of coal in the Australian seaborne export market. To supplement Australian imports, Chinese steel mills have sourced metallurgical coal in alternative markets, such as North America and Russia, at prices significantly above the Australian benchmark index pricing. Our U.S. Operations have been the main beneficiary of the recent increase in pricing from Chinese steel mills. The nature and duration of import restrictions are unclear at this point and may have, in part, reflected that 2020 import quotas from Australia were largely fulfilled. Although this decision has had a negative effect on global pricing, over the longer term the impact may be offset by the positive effect of global steel producers restarting. Our Australian Operations continue to experience strong volume demand from the customer base as industrial production in Japan, South Korea, and India continues to recover post the COVID-19 pandemic.

In response to the global impacts of COVID-19 on the demand for steel and the resulting impact on the price and demand for Met coal, the Company has taken steps to safeguard its operations, strengthen its balance sheet and increase liquidity by completing a capital raising by issuing additional equity on the ASX, reducing capital expenditures, reducing inventory levels and managing operating costs in a disciplined manner.

Syndicated Facility Agreement covenant waivers

On May 25, 2020 the Company concluded an agreement with lenders under the SFA to waive compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021. On August 12, 2020, the Company executed the Second Waiver Letter, which extends the waiver of certain financial covenants to September 30, 2021. The extension was conditional upon the successful completion of a minimum equity raising, satisfied by the completion of the Placement and the institutional component of the Entitlement Offer on August 26, 2020. As part of the waiver extension agreement, the Company’s credit facility will be permanently reduced in three steps by $25.0 million each, in February, May and August 2021.

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

Equity Raise on the ASX

During the quarter ended September 30, 2020, the Company undertook the Placement and the Entitlement Offer issuing CDIs on the ASX which raised net proceeds of $171.6 million. Refer to Note 8 “Capital Structure” to the consolidated financial statements included in Part I, Item 8 “Financial Statements and Supplementary Data”. The funds raised were used to repay a portion of drawn balances under the SFA.

Segment Reporting

In accordance with Accounting Standards Codification, or ASC, 280, Segment Reporting, we have adopted the following reporting segments: Australia and the United States. In addition, “Other and Corporate” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2020 82

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

Adjusted EBITDA, a non-GAAP measure, is defined as earnings before interest, tax, depreciation, depletion and amortization and other foreign exchange losses. Adjusted EBITDA is also adjusted for certain discrete non-recurring items that we exclude in analyzing each of our segments’ operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly titled measures presented by other companies. A reconciliation of Adjusted EBITDA to its most directly comparable measure under U.S. GAAP is included below.

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Summary

The financial and operational highlights for the year ended December 31, 2020:

• Sales volume totaled 18.2 MMt for the year ended December 31, 2020, or 1.7 MMt lower than the year ended December 31, 2019. Sales volumes were impacted by the idling of the U.S Operations for two months during the second quarter of 2020 in response to the demand contractions brought on by COVID-19 and the fatality in January 2020 at our Australian Operations impacting production mainly in the first quarter, and other wet weather and sequencing issues at the Curragh mine during the year.

Coronado Global Resources Inc. Form 10-K December 31, 2020 83

• Net income decreased by $532.0 million, from $305.5 million for the year ended December 31, 2019, to a net loss of $226.5 million for the year ended December 31, 2020. The decrease was primarily due to lower coal sales revenues and the impact of the non-cash impairment charge at Greenbrier, partially offset by lower operating costs and an income tax benefit.

• Lower coal market prices during the year ended December 31, 2020, resulted in average realized Met coal pricing of $90.5 per Mt sold, 29.7% lower compared to the year ended December 31, 2019.

• Adjusted EBITDA for the year ended December 31, 2020, totaled $53.8 million, a decrease of $580.4 million, from Adjusted EBITDA of $634.2 million for the year ended December 31, 2019.

• Cash used in operating activities was $3.0 million for the year ended December 31, 2020, a decrease of $480.4 million compared to cash generated of $477.4 million for the year ended December 31, 2019.

• During the year ended December 31, 2020, the Company declared and paid dividends of $24.2 million in the first quarter of 2020, prior to the COVID-19 pandemic, which was funded by available cash and external borrowings. As at December 31, 2020 the company had $327.6 million of external borrowings outstanding.

• As of December 31, 2020, the Company had cash of $45.5 million (excluding restricted cash) and $222.4 million of availability under the Syndicated Facility Agreement, subject to a modified liquidity buffer of $50.0 million.

	For Year Ended December 31,
	($ in thousands)
	2020	2019	Change	%
Revenues:
Coal revenues	1,423,599	2,174,339	(750,740)	(34.5%)
Other revenues	38,663	41,409	(2,746)	(6.6%)
Total revenues	1,462,262	2,215,748	(753,486)	(34.0%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	1,014,879	1,047,359	(32,480)	(3.1%)
Depreciation, depletion and amortization	191,189	176,461	14,728	8.3%
Freight expenses	185,863	166,729	19,134	11.5%
Stanwell rebate	103,039	175,318	(72,279)	(41.2%)
Other royalties	84,891	157,016	(72,125)	(45.9%)
Selling, general, and administrative expenses	30,352	36,062	(5,710)	(15.8%)
Total costs and expenses	1,610,213	1,758,945	(148,732)	(8.5%)
Operating income	(147,951)	456,803	(604,754)	(132.4%)
Other income (expenses):
Interest expense, net	(50,585)	(39,294)	(11,291)	28.7%
Impairment of assets	(78,111)	—	(78,111)	100.0%
Provision for discounting and credit losses	(9,298)	—	(9,298)	100.0%
Other, net	(608)	2,649	(3,257)	(123.0%)
Total other income (expense), net	(138,602)	(36,645)	(101,957)	278.2%
Net (loss) income before tax	(286,553)	420,158	(706,711)	(168.2%)
Income tax benefit (expense)	60,016	(114,681)	174,697	(152.3%)
Net (loss) income	(226,537)	305,477	(532,014)	(174.2%)
Less: Net loss attributable to noncontrolling interest	(69)	(61)	(8)	13.1%
Net (loss) income attributable to Coronado Global Resources Inc.	(226,468)	305,538	(532,006)	(174.1%)

Coal Revenues

Coal revenues were $1,423.6 million for the year ended December 31, 2020, a decrease of $750.7 million, compared to $2,174.3 million for the year ended December 31, 2019. This decrease was driven by lower coal sales volumes and a lower average realized Met coal price. Coal sales volumes were down 1.7 MMt, due to lower production stemming from the temporary suspension of mining activities at the Curragh mine following the safety incident in January 2020, the impact of the COVID-19 pandemic to market demand which resulted in the temporary idling of the U.S. Operations in April and May of 2020, and the impact of import restrictions into China, related to U.S. Met exports in the first half of the year. Lower sales volumes were exacerbated by lower average realized Met coal pricing of $90.5 per Mt sold, a reduction of $38.3 per Mt

Coronado Global Resources Inc. Form 10-K December 31, 2020 84

sold, compared to $128.8 per Mt sold for the year ended December 31, 2019, due to softer market conditions and falling index prices.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues is comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues was $1,014.9 million for the year ended December 31, 2020, a decrease of $32.5 million, or 3.1%, as compared to $1,047.4 million for the year ended December 31, 2019. Cost of coal revenues for our U.S. Operations decreased $106.0 million due to idling of the U.S. Operations in April and May 2020 in response to the COVID-19 pandemic and associated cost control measures implemented during the year. The U.S. Operations ramped production in the fourth quarter with the Buchanan mine returning to full capacity and the Logan mine expected to be at full capacity in the first quarter of 2021.The decrease was partially offset by an increase in cost of coal revenues for our Australian Operations of $73.6 million driven primarily by the mobilization of additional fleet during the year to recover lost production from the first half of 2020.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $191.2 million for the year ended December 31, 2020, an increase of $14.7 million, as compared to $176.5 million for the year ended December 31, 2019. The increase was largely driven by additional equipment brought into service since December 31, 2019.

Freight Expenses

Freight expenses totaled $185.9 million for the year ended December 31, 2020, an increase of $19.1 million, as compared to $166.7 million for the year ended December 31, 2019. Our U.S. Operations contributed to $14.8 million of the increase driven by higher freight expenses incurred on certain contracts for which we arrange and pay for transportation costs that did not exist to the same extent in the 2019 year. The remainder relates to our Australian Operations driven by higher demurrage costs from longer vessel wait times at the port.

Stanwell Rebate

The Stanwell rebate, which relates to our Australian Operations, was $103.0 million for the year ended December 31, 2020, a decrease of $72.3 million, as compared to $175.3 million for the year ended December 31, 2019. The decrease was driven by lower realized coal pricing and lower sales volumes in 2020.

Other Royalties

Other royalties were $84.9 million for the year ended December 31, 2020, a decrease of $72.1 million, as compared to $157.0 million in the year ended December 31, 2019. Lower royalties were a product of lower average realized export pricing and lower volumes for the year ended December 31, 2020 compared to 2019.

Selling, General, and Administrative Expenses

Selling, general and administrative costs were $30.4 million for the year ended December 31, 2020, a decrease of $5.7 million, as compared to $36.1 million for the year ended December 31, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Interest Expense, net

Interest expense, net of $50.6 million for the year ended December 31, 2020, increased $11.3 million, as compared to $39.3 million for the year ended December 31, 2019. The increase interest expense in 2020 was due to higher average interest-bearing liabilities outstanding during the year ended December 31, 2020, compared to the same period in 2019.

Impairment of assets

During the year ended December 31, 2020, our U.S. Operations recorded an impairment charge of $78.1 million related to the Greenbrier mine. The Greenbrier mine remains idle due to the adverse impacts of the COVID-19 induced economic downturn and decline in demand.

Provision for discounting and credit losses

We recognized a provision for discounting and credit losses of $9.3 million as at December 31, 2020, largely in respect of related party trade receivables from Xcoal.

Coronado Global Resources Inc. Form 10-K December 31, 2020 85

Income tax benefit (expense)

Income tax benefit of $60.0 million for the year ended December 31, 2020, increased by $174.7 million, as compared to a tax expense of $114.7 million for the year ended December 31, 2019. The 2020 income tax expense is based on an effective tax rate of 20.9%.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Factors Affecting Comparability of our Financial Statements

Due to several factors, our historical results of operations for the year ended December 31, 2018, are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief description of the key factors impacting the comparability of our results of operations.

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

Summary

The financial and operational highlights for the Year Ended December 31, 2019:

• Sales volume totaled 19.9 MMt for the year ended December 31, 2019, 2.5 MMt higher than the year ended December 31, 2018, predominantly due to the acquisition of Curragh on March 29, 2018 and realizing a full year of operations in 2019 from Curragh. Sales volumes in the second half of 2019, were impacted by reduced production due to scheduled mine and rail maintenance at Curragh and by reduced shipments from Buchanan to China due to increased import tariffs on U.S. coal.

• Net income increased by $190.9 million, from $114.6 million for the year ended December 31, 2018, to $305.5 million for the year ended December 31, 2019, reflecting increases in operating income, predominantly due to a full years operation of Curragh, lower interest expense, no loss on debt extinguishment of $58.1 million in 2018 and lower selling, general and administrative and other expenses, partially offset by higher income tax expense.

• Adjusted EBITDA for the year ended December 31, 2019 totaled $634.2 million, an increase of $157.2 million, from Adjusted EBITDA of $477.0 million for the year ended December 31, 2018, predominantly due to the full year operation of Curragh since acquisition.

Coronado Global Resources Inc. Form 10-K December 31, 2020 86

• Cash generated from operating activities of $477.4 million for the year ended December 31, 2019, an increase of $112.6 million from $364.8 million for the year ended December 31, 2018 predominately due to the full twelve-month contribution of earnings from Curragh. This was partially offset by an increase in capital expenditures to $183.3 million from $114.3 million for the years ended December 31, 2019 and 2018, respectively.

• During the year ended December 31, 2019, the Company paid dividends and other distributions of $696.1 million, which was funded by available cash and external borrowings. As at December 31, 2019 the Company had $330.0 million of external borrowings outstanding.

• As of December 31, 2019, Coronado had cash of $26.3 million (excluding restricted cash) and $220.0 million of availability under the Syndicated Facility Agreement.

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
Coronado Global Resources Inc. Form 10-K December 31, 2020 87

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 88

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

Supplemental Segment Financial Data

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Australian Operations

	For Year Ended December 31,
	($ in thousands)
	2020	2019	Change	%
Sales Volume (MMt)	12.4	12.8	(0.4)	(3.4)%
Total revenues ($)	976,369	1,465,957	(489,588)	(33.4)%
Coal revenues ($)	942,226	1,430,288	(488,062)	(34.1)%
Average realized price per Mt sold ($/Mt)	76.1	111.6	(35.5)	(31.8)%
Met sales volume (MMt)	8.9	9.5	(0.6)	(6.3)%
Met coal revenues ($)	836,545	1,327,421	(490,876)	(37.0)%
Average realized Met price per Mt sold ($/Mt)	94.4	140.4	(46.0)	(32.8)%
Mining costs ($)	640,113	560,620	79,493	14.2%
Mining costs per Mt sold ($/Mt)	52.9	44.5	8.4	18.9%
Operating costs ($)	985,077	1,045,023	(59,946)	(5.7)%
Operating costs per Mt sold ($/Mt)	79.6	81.6	(2.0)	(2.5)%
Segment Adjusted EBITDA ($)	(8,586)	421,660	(430,246)	(102.0)%

Coal revenues for Australian Operations for the year ended December 31, 2020, were $942.2 million, a decrease of $488.1 million, or 34.1%, compared to $1,430.3 million for the year ended December 31, 2019. This decrease was largely driven by a decrease in average realized Met coal price by $46.0 per Mt sold and a decrease in Met sales volumes of 0.6 Mt due to reduced production stemming from the temporary suspension of operations at the Curragh Mine following January’s safety incident, adverse weather impacts, poor rail performance and scheduling issues with the rail provider and the impact of COVID-19 pandemic affecting customer demand. The lower average realized Met price was largely driven by the impact of COVID-19 on global Met coal demand exacerbated by import restrictions on Australian coal imposed by China during the fourth quarter of 2020.

Operating costs decreased by $59.9 million, or 5.7%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was driven by lower royalties and Stanwell rebate (mainly due to lower realized coal pricing) partially offset by higher mining costs. Mining cost per ton of $52.9 per Mt sold was 18.9% higher compared to the year ended December 31, 2019, impacted by lower sales volumes and mobilization of additional fleets in the second half of the year to recover lost production and overburden removal from the first half.

Adjusted EBITDA decreased by $430.2 million, or 102.0%, to a loss of $8.6 million for the year ended December 31, 2020 as compared to $421.7 million for the year ended December 31, 2019, due to lower coal revenues outweighing lower operating costs.

Coronado Global Resources Inc. Form 10-K December 31, 2020 89

United States

	For Year Ended December 31,
	($ in thousands)
	2020	2019	Change	%
Sales Volume (MMt)	5.8	7.1	(1.3)	(19.1)%
Total revenues ($)	485,893	749,791	(263,898)	(35.2)%
Coal revenues ($)	481,373	744,051	(262,678)	(35.3)%
Average realized price per Mt sold ($/Mt)	83.3	104.2	(20.9)	(20.1)%
Met sales volume (MMt)	5.6	6.3	(0.7)	(9.9)%
Met coal revenues ($)	476,222	696,541	(220,319)	(31.6)%
Average realized Met price per Mt sold ($/Mt)	84.4	111.3	(26.9)	(24.1)%
Mining costs ($)	350,886	457,794	(106,908)	(23.4)%
Mining costs per Mt sold ($/Mt)	61.4	64.9	(3.5)	(5.4)%
Operating costs ($)	403,595	501,374	(97,779)	(19.5)%
Operating costs per Mt sold ($/Mt)	69.9	70.2	(0.3)	(0.4)%
Segment Adjusted EBITDA ($)	92,801	248,647	(155,846)	(62.7)%

Coal revenues decreased by $262.7 million, or 35.3%, to $481.4 million for the year ended December 31, 2020 as compared to $744.1 million for the year ended December 31, 2019. This decrease was largely driven by lower average realized Met coal pricing of $84.4 per Mt sold, $26.9 per Mt sold lower for the year ended December 31, 2020, compared to $111.3 per Mt sold for the same period in 2019, resulting from softer market conditions and a decline in the benchmark coking coal market, and by lower sales volumes of 1.3 MMt as compared to 7.1 MMt in 2019. Lower sales volumes were a result of softer market conditions and import restrictions into China, for a large part of the year, related to U.S. Met coal exports.

Operating costs decreased by $97.8 million, or 19.5%, to $403.6 million for the year ended December 31, 2020 compared to operating costs of $501.4 million for the year ended December 31, 2019. The decrease was due to lower mining costs of $106.9 million, a reduction of 23.4% compared to the same period in 2019, as a result of idling the U.S. Operations in April and May of 2020, reduced operating capacity since June in response to the COVID-19 pandemic combined with stringent cost control measures implemented in the first quarter of 2020. The cost control measures resulted in slightly lower mining cost of $61.4 per Mt sold for the year ended December 31, 2020, compared to $64.9 per Mt sold for the year ended December 31, 2019 despite a decline in sales volumes of 1.3 MMt. The U.S. Operations ramped production in the fourth quarter with the Buchanan mine returning to full capacity and the Logan mine expected to be at full capacity in the first quarter of 2021.

For the year ended December 31, 2020 Adjusted EBITDA decreased by $155.8 million, or 62.7%, compared to the year ended December 31, 2019. This decrease was primarily driven by softer market conditions resulting in a lower average realized Met coal price per Mt sold and lower sales volumes. This resulted in a decrease in coal revenues of $262.7 million which was partially offset by a decrease in operating costs of $97.8 million.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Year Ended December 31,
	($ in thousands)
	2020	2019	Change	%
Selling, general, and administrative expenses	30,352	36,062	(5,710)	15.8%
Other, net	64	77	(13)	16.9%
Total Corporate and Other Adjusted EBITDA	30,416	36,139	(5,723)	15.8%

Corporate and other costs decreased $5.7 million to $30.4 million for the year ended December 31, 2020, as compared to $36.1 million for the year ended December 31, 2019. The decrease is primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2020 compared to the 2019 comparative period.

Coronado Global Resources Inc. Form 10-K December 31, 2020 90

Mining and operating costs for the Twelve Months Ended December 31, 2020 compared to Twelve Months Ended December 31, 2019

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Twelve Months Ended December 31, 2020
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	1,082,640	496,462	31,111	1,610,213
Less: Selling, general and administrative expense	—	—	(30,352)	(30,352)
Less: Depreciation, depletion and amortization	(97,563)	(92,867)	(759)	(191,189)
Total operating costs	985,077	403,595	—	1,388,672
Less: Other royalties	(71,317)	(13,574)	—	(84,891)
Less: Stanwell rebate	(103,039)	—	—	(103,039)
Less: Freight expenses	(153,064)	(32,799)	—	(185,863)
Less: Other non-mining costs	(17,544)	(6,336)	—	(23,880)
Total mining costs	640,113	350,886	—	990,999
Sales Volume excluding non-produced coal (MMt)	12.1	5.7	-	17.8
Mining cost per Mt sold ($/Mt)	52.9	61.4	-	55.6

	For Twelve Months Ended December 31, 2019
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	1,132,790	590,131	36,024	1,758,945
Less: Selling, general and administrative expense	(495)	—	(35,567)	(36,062)
Less: Depreciation, depletion and amortization	(87,272)	(88,757)	(432)	(176,461)
Total operating costs	1,045,023	501,374	25	1,546,422
Less: Other royalties	(136,858)	(20,158)	—	(157,016)
Less: Stanwell rebate	(175,318)	—	—	(175,318)
Less: Freight expenses	(148,769)	(17,960)	—	(166,729)
Less: Other non-mining costs	(23,458)	(5,462)	—	(28,920)
Total mining costs	560,620	457,794	25	1,018,439
Sales Volume excluding non-produced coal (MMt)	12.6	7.0	-	19.6
Mining cost per Mt sold ($/Mt)	44.5	64.9	-	51.8

Average realized Met price for the Twelve Months Ended December 31, 2020 compared to Twelve Months Ended December 31, 2019

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Year Ended December 31,
	($ in thousands)
	2020	2019	Change	%
Met sales volume (MMt)	14.5	15.7	(1.2)	7.6%
Met coal revenues ($)	1,312,767	2,023,962	(711,195)	35.1%
Average realized met price per Mt sold ($/Mt)	90.5	128.8	(38.3)	29.7%

Coronado Global Resources Inc. Form 10-K December 31, 2020 91

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For year ended December 31,
	2020	2019	2018
	(US $ thousands)
Reconciliation to Adjusted EBITDA:
Net (loss) income	(226,537)	305,477	114,589
Add: Depreciation, depletion and amortization	191,189	176,461	162,117
Add: Interest expense (net of income)	50,585	39,294	57,978
Add: Other foreign exchange (gains) losses	1,175	(1,745)	9,004
Add: Loss on retirement of debt	—	—	58,085
Add: Income tax expense	(60,016)	114,681	75,212
Add: Impairment of assets	78,111	—	—
Add: Losses on idled assets held for sale	9,994	—	—
Add: Provision for discounting and credit losses	9,298	—	—
Adjusted EBITDA	53,799	634,168	476,985

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

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in Item 1A. “Risk Factors”. The Company is continuing to pursue a number of strategic initiatives to strengthen its liquidity and ensure compliance with its financial covenants when the waiver period expires on September 30, 2021. These initiatives include, among other things, further operating and capital cost control measures, potential for non-core asset sales or other funding measures and, if required, engagement on further extensions to the waiver. These steps are expected to ensure the continuing availability of the SFA beyond September 30, 2021.

Liquidity as of December 31, 2020 and December 31, 2019 was as follows:

	December 31,
	2020	2019
	($ in thousands)
Cash, excluding restricted cash	45,485	26,302
Availability under Revolving Syndicate Facility Agreement (1)	222,375	220,000
Total	267,860	246,302

(1) The availability to fully draw down under the SFA is subject to a modified liquidity buffer of $50 million, leading to a review event process if amounts within this buffer are drawn down during the extended waiver period (i.e. before 30 September 2021). However, lender consent required to access the remaining $50 million was removed as part of the current waiver arrangement.

Coronado Global Resources Inc. Form 10-K December 31, 2020 92

Our total indebtedness as of December 31, 2020 and December 31, 2019 consisted of the following:

	2020	2019
	($ in thousands)
Current instalments of other financial liabilities and finance lease obligations	4,231	8,375
Interest bearing liabilities, excluding current instalments	327,625	330,000
Other financial liabilities, excluding current instalments	—	1,546
Total	331,856	339,921

Liquidity

As of December 31, 2020, available liquidity was $267.9 million comprising cash and cash equivalents (excluding restricted cash) of $45.5 million and $222.4 million of available borrowing facilities under the SFA, $50 million of which is subject to a modified liquidity buffer (described below). As of December 31, 2019, available liquidity was $246.3 million comprising cash and cash equivalents of $26.3 million and $220.0 million of available borrowing facilities.

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

During the year ended December 31, 2020, the Company undertook the Placement and the Entitlement Offer issuing CDIs on the ASX raising net proceeds of $171.6 million. Refer to Note 8 “Capital Structure” to the consolidated financial statements included in Part I, Item 1. The funds raised were used to repay a portion of drawn balances under the SFA.

On January 6, 2021, we raised financing of $23.5 million (A$30.2 million) post completion of sale and leaseback arrangements with a third-party financier for selected Heavy Mining Equipment, or HME, assets at our Australian Operations. In accordance with the Second Waiver Letter, all the proceeds we received from the transaction were used to repay a portion of drawn balances under the SFA and the total SFA credit facility limit was reduced from $550.0 million to $540.6 million.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 93

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

At December 31, 2020, the Company had $272.4 million drawn and $77.6 million undrawn under Facility A, and $55.2 million drawn and $144.8 million undrawn under Facility C.

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

See Part I, Item 1A. “Risk Factors” – “Our financial performance could be adversely affected by a prolonged deterioration in prices and our indebtedness.” for additional information.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. Facility B is available for this purpose and as of December 31, 2020, we had issued multicurrency Bank Guarantees totaling A$94.6 million to satisfy these requirements, leaving A$35.4 million available under Facility B.

Secured Credit Facilities Terms

Interest Rate

Borrowings under our Syndicated Facility Agreement bear interest at a floating rate which is either (i) LIBOR plus an applicable margin for US$ loans and (ii) BBSY bid plus an applicable margin for the A$ loan. The applicable margin for Facility A and C depends on the Net Debt to EBITDA ratio (as defined in the Syndicated Facility Agreement).

Coronado Global Resources Inc. Form 10-K December 31, 2020 94

Financial Covenants

Under the SFA we are required to comply with financial covenants, namely leverage ratio, interest coverage ratio and tangible net worth.

As discussed above under “Liquidity - Secured Credit Facilities”, on August 12, 2020, the Company executed the Second Waiver Letter, which waives compliance with certain financial covenants for the period to September 30, 2021. The Second Waiver Letter provides the Company with additional flexibility to work through this period of lower demand and pricing for Met coal as a result of COVID-19. See Part I, Item 1A. “Risk Factors” – “Our financial performance could be adversely affected by a prolonged deterioration in prices and our indebtedness.” for additional information.

Events of Default

The Syndicated Facility Agreement contains a number of customary events of default provisions, including (amongst other things) breaching the financial covenants, failing to make payments when due that have not been remedied during the remedy period, cross-default, certain bankruptcy and insolvency events, cessation of business and any event that may have a material adverse effect.

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

Dividend

During the year ended December 31, 2020 we paid $24.2 million of dividends to stockholders and CDI holders on the ASX.

Intercreditor Deed

The intercreditor deed regulates the priority of security interests and provides that our security interests granted in connection with the intercompany loans are subordinate in priority to the SFA lenders and to Stanwell.

Capital Requirements

Our main uses of cash have historically been and are expected to continue to be the funding of our operations, working capital and capital expenditure, debt service obligations and the payment of dividends.

Coronado Global Resources Inc. Form 10-K December 31, 2020 95

Historical Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2020, 2019 and 2018 as reported in the accompanying consolidated financial statements:

Cash Flow

	For Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net cash (used in) provided by operating activities	(3,000)	477,426	364,753
Net cash (used in) investing activities	(114,128)	(183,730)	(666,417)
Net cash (used in) provided by financing activities	137,526	(391,029)	407,275
Net change in cash and cash equivalents	20,398	(97,333)	105,611
Effect of exchange rate changes on cash and restricted cash	(1,215)	(995)	(8,799)
Cash and restricted cash at beginning of period	26,553	124,881	28,069
Cash and restricted cash at end of period	45,736	26,553	124,881

Operating activities

Net cash used in operating activities was $3.0 million and provided by operating activities was $477.4 million for the year ended December 31, 2020 and 2019 respectively. The decrease in cash from operating activities was primarily due to the decline in revenues in the period partially offset by lower operating costs.

Net cash provided by operating activities was $477.4 million and $364.8 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash provided by operating activities during 2019 was primarily due to the additional cash contributed by Curragh for the full year since it was acquired on March 29, 2018, offset partially by a decline in operating performance of our U.S. Operations and cash outflows for working capital.

Investing activities

Net cash used in investing activities was $114.1 million for the year ended December 31, 2020, compared to $183.7 million for the year ended December 31, 2019. Capital expenditure for the year ended December 31, 2020 was $117.9 million, of which $47.5 million related to the Australian Operations, $68.9 million related to the U.S. Operations and the remaining $1.5 million for other and corporate. Included in the capital expenditure for the U.S. Operations was an acquisition of new reserves of $6.0 million. During the year ended December 31, 2020, a net of $3.7 million of deposits and reclamation bonds were redeemed and replaced with standby letters of credit.

As a result of weak market conditions and the uncertainty surrounding the length and severity of the COVID-19 pandemic, we are focused on further reducing our expected cost and capital expenditures.

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

Financing activities

Net cash provided by financing activities was $137.5 million for the year ended December 31, 2020, compared to $391.0 million of net cash used in financing activities during the year ended December 31, 2019. Included in the net cash provided in financing activities for the year ended December 31, 2020, were proceeds from borrowings of $205.0 million, net proceeds from stock issuance (the Placement and Entitlement Offer) of $171.6 million, repayment of borrowings of $207.4 million, and $24.2 million for dividends paid to the shareholders of the Company.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 96

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2020:

	Payments Due By Year
		Less than	1 ‑ 3	3 ‑ 5	More than
	Total	1 Year	Years	Years	5 Years
	($ in thousands)
Long‑term debt obligations(1)	4,231	4,231	—	—	—
Mineral lease commitments(2)	51,188	6,193	10,251	9,574	25,170
Operating and finance lease commitments	33,076	10,063	18,255	3,890	868
Unconditional purchase obligations(3)	24,931	24,931	—	—	—
Take‑or‑pay contracts(4)	1,425,531	119,152	244,643	247,597	814,139
Total contractual cash obligations	1,538,957	164,570	273,149	261,061	840,177

(1)Represents financial obligation relating to amounts outstanding from financing equipment purchases and insurance premiums.

(2)Represents future minimum royalties and payments under mineral leases. Refer to Note 26. “Commitments” in the accompanying audited consolidated financial statements for additional discussion.

(3)Represents firm purchase commitments for capital expenditures (based on order to suppliers for capital purchases) for 2021.

(4)Represents various short- and long-term take-or-pay arrangements in Australia and the United States associated with rail and port commitments for the delivery of coal.

This table does not include our estimated Asset Retirement Obligations, or ARO. As discussed in “—Critical Accounting Policies and Estimates—Carrying Value of Asset Retirement Obligations” below, the current and non-current carrying amount of our ARO involves several estimates, including the amount and timing of the payments required to satisfy these obligations. The timing of payments is based on numerous factors, including projected mine closure dates. Based on our assumptions, the carrying amount of our ARO as determined in accordance with U.S. GAAP was $122.1 million as of December 31, 2020.

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

For our U.S. Operations in order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and workers’ compensation obligations. We can also use bank letters of credit to collateralize certain obligations. As of December 31, 2020, we had outstanding surety bonds with a total face amount of $32.3 million and standby letters of credit of $17.8 million issued from our multicurrency bank guarantees facility, to secure various obligations and commitments. There are no cash collateral requirements to secure these surety bond obligations.

For our Australian Operations, we are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations.

In order to satisfy some of the above obligations, we had issued multicurrency bank guarantees totaling A$94.6 million, leaving A$35.4 million available under Facility B as of December 31, 2020.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 97

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

Goodwill Impairment

We had a balance of goodwill of $28.0 million recorded at December 31, 2020, which was generated upon the acquisition of Buchanan in 2016. We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year. We utilize a qualitative assessment for determining whether the quantitative goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis, we review the business performance of the Buchanan segment (the only segment with a goodwill balance) and evaluate other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicator of impairment exists at Buchanan. We consider whether there are any negative macroeconomic conditions, industry specific conditions,

Coronado Global Resources Inc. Form 10-K December 31, 2020 98

market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, we also consider fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes to ensure there is no contrary evidence to our analysis. At December 31, 2020, we did not perform a quantitative impairment assessment as we determined, based on our qualitative assessment, that no impairment indicators existed.

Fair Value of Contingent Consideration

As part of the acquisition of the Buchanan business on March 31, 2016, we agreed to additional contingent royalty consideration payable to the seller, CONSOL Energy. This payment is in the form of a share of the revenues on export coal sold out of Buchanan if it is above a certain floor price until March 2021 when the arrangement expires. The valuation is updated quarterly using a projected cash flows technique with fluctuations recorded in the statement of operations. This model uses assumptions such as our gross sales price forecast, export volume forecast, volatility, the U.S. risk-free rate, and credit-spread.

Carrying Value of Asset Retirement Obligations

The Company is required to maintain a liability (and associated asset) for the expected value of future retirement obligations on their mines, in line with ASC 410, Asset Retirement and Environmental Obligations.

Reclamation of areas disturbed by mining operations must be performed by us in accordance with approved reclamation plans and in compliance with state and federal laws in the states of West Virginia and Virginia in the U.S., and Queensland in Australia. For areas disturbed, a significant amount of the reclamation will take place in the future, when operations cease. There were no assets that were legally restricted for purposes of settling asset retirement obligations as of December 31, 2020. In addition, state agencies monitor compliance with the mine plans, including reclamation.

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

Expected Credit Losses

For trade and related party receivables carried at amortized cost, the Company determines expected credit losses, or ECL, on a forward-looking basis. The amount of ECL is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. The Company recognizes the lifetime ECL. ECL is estimated based on the Company’s historic credit loss experience, adjusted for factors that are specific to the financial asset, general economic conditions, financial asset type, term and an assessment of both the current as well as forecast conditions, including expected timing of collection, at the reporting date, modified for credit enhancements such as letters of credit obtained. To measure ECL, trade and related party receivables have been grouped based on shared credit risk characteristics and the days past due.

The Company considers an event of default has occurred when a financial asset is significantly past due or other factors indicate that the debtor is unlikely to pay amounts owed to the Company. A financial asset is credit impaired when there is evidence that the counterparty is in significant financial difficulty or a breach of contract, such as default or past due event has occurred. The Company writes off a financial asset when there is information indicating there is no realistic prospect of recovery of the asset from the counterparty. The amount of the impairment loss is recognized in the consolidated statement of operations and other comprehensive income within “provision for discounting and credit losses”. Subsequent recoveries of amounts previously written off are credit against “provision for discounting and credit losses” in the consolidated statement of operations and other comprehensive income

Recoverable Coal Reserves

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 99

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 100

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

We may use derivative financial instruments such as forward fixed price commodity contracts, interest rate swaps and foreign exchange rate contracts to hedge certain risk exposures. Derivatives for speculative purposes is strictly prohibited by the Treasury Risk Management Policy approved by our Board of Directors. We use different methods to measure the extent to which we are exposed to various financial risks. These methods include sensitivity analysis in the case of interest rate, foreign exchange and other price risks and aging analysis for credit risk.

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

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At December 31, 2020, there were $37.4 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $3.4 million. See Item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control.”

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

The fuel required for our U.S. Operations in fiscal year 2021 will be purchased under fixed-price contracts or on a spot basis. For our Australian Operations, we have entered into forward derivative contracts to purchase 135.1 million liters of diesel fuel with respect to our fuel requirements at Curragh in 2021. The fair value of the forward derivative contracts as of December 31, 2020 was a liability of $2.9 million.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 101

As of December 31, 2020, we had $4.2 million of fixed-rate borrowings and $327.6 million of variable-rate borrowings outstanding. As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity,” as of December 31, 2020, the drawn debt facility of $327.6 million has a variable interest rate of LIBOR or BBSY bid plus a margin. As of December 31, 2020, a 10% increase in the market interest rate on our variable-rate borrowings of $327.6 million would increase our annual interest expense by $0.1 million. We currently do not hedge against interest rate fluctuations.

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 90% of expenses incurred at Curragh are denominated in A$. Approximately 10% of Curragh’s purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums). A 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $82.5 million for the year ended December 31, 2020.

From time to time the Company enters into forward exchange contracts to manage its foreign currency exposure of the Curragh operations by selling US$ generated from export coal sales revenue at Curragh and purchasing A$ required to settle Curragh’s A$ operating costs. As of December 31, 2020, there were no outstanding foreign currency forward contracts.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 102

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Coronado Global Resources Inc. Form 10-K December 31, 2020 103

IConsolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	December 31, 2020	December 31, 2019
Current assets:
Cash and restricted cash		$45,736	$26,553
Trade receivables, net		175,206	133,297
Related party trade receivables, net	28	81,970	86,796
Income tax receivable	23	20,325	897
Inventories	9	110,135	162,170
Other current assets	12	44,006	44,109
Assets held for sale	5	52,524	—
Total current assets		529,902	453,822
Non-current assets:
Property, plant and equipment, net	10	1,521,508	1,632,788
Right of use asset – operating leases, net	14	19,498	62,566
Goodwill	11	28,008	28,008
Intangible assets, net	11	4,217	5,079
Deposits and reclamation bonds		8,425	12,227
Deferred income tax assets	23	24,654	2,852
Other non-current assets	12	12,264	17,512
Total assets		$2,148,476	$2,214,854
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$74,651	$64,392
Accrued expenses and other current liabilities	13	234,526	238,788
Income tax payable	23	—	29,760
Asset retirement obligations	15	6,012	10,064
Contingent royalty consideration	24	—	688
Contract obligations	18	40,295	36,935
Lease liabilities	14	8,414	29,685
Other current financial liabilities	17	7,129	5,894
Liabilities held for sale	5	16,719	—
Total current liabilities		387,746	416,206
Non-current liabilities:
Asset retirement obligations	15	116,132	121,710
Contract obligations	18	185,823	204,877
Deferred consideration liability	19	216,513	174,605
Interest bearing liabilities	16	327,625	330,000
Other financial liabilities	17	—	1,546
Lease liabilities	14	20,582	48,165
Contingent royalty consideration	24	—	855
Deferred income tax liabilities	23	64,366	47,973
Other non-current liabilities		22,826	976
Total liabilities		1,341,613	1,346,913
Common stock $0.01 par value; 1,000,000,000 shares authorized, 138,387,890 shares are issued and outstanding as of December 31, 2020 and 96,651,692 shares issued and outstanding as of December 31, 2019		1,384	967
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of December 31, 2020 and December 31, 2019		—	—
Additional paid-in capital		993,052	820,247
Accumulated other comprehensive losses	25	(28,806)	(45,206)
(Accumulated losses) retained earnings		(158,919)	91,712
Coronado Global Resources Inc. stockholders’ equity		806,711	867,720
Noncontrolling interest		152	221
Total stockholders’ equity		806,863	867,941
Total liabilities and stockholders’ equity		$2,148,476	$2,214,854

See accompanying notes to consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2020 104

Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Year ended December 31,
	Note	2020	2019	2018
Revenues:
Coal revenues	4	$1,289,010	$1,705,442	$1,500,730
Coal revenues from related parties	4, 28	134,589	468,897	444,870
Other revenues	4	38,663	41,409	34,904
Total revenues		1,462,262	2,215,748	1,980,504
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		1,014,879	1,047,359	991,994
Depreciation, depletion and amortization		191,189	176,461	162,117
Freight expenses		185,863	166,729	117,699
Stanwell rebate		103,039	175,318	127,692
Other royalties		84,891	157,016	181,715
Selling, general, and administrative expenses		30,352	36,062	66,207
Total costs and expenses		1,610,213	1,758,945	1,647,424
Operating income		(147,951)	456,803	333,080
Other income (expenses):
Interest expense, net		(50,585)	(39,294)	(57,978)
Loss on debt extinguishment		—	—	(58,085)
Impairment of assets	6	(78,111)	—	—
Provision for discounting and credit losses	28	(9,298)	—	—
Other, net	7	(608)	2,649	(27,216)
Total other income (expense), net		(138,602)	(36,645)	(143,279)
(Loss) Income before tax		(286,553)	420,158	189,801
Income tax benefit (expense)	23	60,016	(114,681)	(75,212)
Net (loss) income		(226,537)	305,477	114,589
Less: Net loss attributable to noncontrolling interest		(69)	(61)	(92)
Net (loss) income attributable to Coronado Global Resources Inc.		$(226,468)	$305,538	$114,681
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	25	21,488	(2,438)	(45,827)
Net gain (loss) on cash flow hedges, net of tax	25	(5,088)	6,841	(3,782)
Total other comprehensive income (loss)		16,400	4,403	(49,609)
Total comprehensive (loss) income		(210,137)	309,880	64,980
Less: Net loss attributable to noncontrolling interest		(69)	(61)	(92)
Total comprehensive (loss) income attributable to Coronado Global Resources Inc.		$(210,068)	$309,941	$65,072

(Loss) earnings per share of common stock(1)
Basic		(2.04)	3.16	0.21
Diluted		(2.04)	3.16	0.21

Pro Forma earnings per share of common stock(2)
Basic				0.97
Diluted				0.97

(1) The 2018 earnings per share of common stock and weighted average shares of common stock outstanding is for the period following the initial public offering, on October 24, 2018. See Note 8(c).

(2) The 2018 pro forma financial information presented has been computed to reflect income tax expense assuming our initial public offering occurred on January 1, 2018. See Note 8(c).

See accompanying notes to consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2020 105

Consolidated Statements of Stockholders’ Equity/Members’ Capital

(In US$ thousands, except share data)

				Common stock		Preferred stock		Additional	Accumulated other comprehensive (losses) income	(Accumulated losses) Retained earnings		Total
	Members’	Retained	Noncontrolling					paid in			Noncontrolling	stockholders
	capital	earnings	interest	Shares	Amount	Series A	Amount	capital			interest	equity
Balance December 31, 2017	$553,524	79,539	237	—	—	—	—	—	—	—	—	633,300
Members’ distributions before Reorganization Transactions	(69,074)	—	—	—	—	—	—	—	—	—	—	(69,074)
Members’ contributions before Reorganization Transactions	181,610	—	137	—	—	—	—	—	—	—	—	181,747
Reorganization Transactions	(666,060)	(79,539)	(374)	80,000,000	800	1	—	665,260	—	79,539	374	—
Proceeds from initial public offering, net	—	—	—	16,651,692	167	—	—	442,147	—	—	—	442,314
Net income (loss)	—	—	—	—	—	—	—	—	—	114,681	(92)	114,589
Other comprehensive loss (net of $1,529 deferred income tax)	—	—	—	—	—	—	—	—	(49,609)	—	—	(49,609)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(49,609)	114,681	(92)	64,980
Share based compensation for equity classified awards	—	—	—	—	—	—	—	541	—	—	—	541
Balance December 31, 2018	$—	—	—	96,651,692	967	1	—	1,107,948	(49,609)	194,220	282	1,253,808
Net income (loss)	—	—	—	—	—	—	—	—	—	305,538	(61)	305,477
Other comprehensive loss (net of $2,932 deferred income tax)	—	—	—	—	—	—	—	—	4,403	—	—	4,403
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	4,403	305,538	(61)	309,880
Share-based compensation for equity classified awards	—	—	—	—	—	—	—	319	—	—	—	319
Dividends paid	—	—	—	—	—	—	—	—	—	(408,046)	—	(408,046)
Return of capital	—	—	—	—	—	—	—	(288,020)	—	—	—	(288,020)
Balance December 31, 2019	$—	—	—	96,651,692	967	1	—	820,247	(45,206)	91,712	221	867,941
Net loss	—	—	—	—	—	—	—	—	—	(226,468)	(69)	(226,537)
Other comprehensive loss (net of $2,108 deferred income tax)	—	—	—	—	—	—	—	—	16,400	—	—	16,400
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	16,400	(226,468)	(69)	(210,137)
Issuance of common stock, net	—	—	—	41,736,198	417	—	—	171,168	—	—	—	171,585
Share-based compensation for equity classified awards	—	—	—	—	—	—	—	1,637	—	—	—	1,637
Dividends paid	—	—	—	—	—	—	—	—	—	(24,163)	—	(24,163)
Balance December 31, 2020	$—	—	—	138,387,890	1,384	1	—	993,052	(28,806)	(158,919)	152	806,863

	See accompanying notes to consolidated financial statements

Coronado Global Resources Inc. Form 10-K December 31, 2020 106

Consolidated Statements of Cash Flows
(In US$ thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(226,537)	$305,477	$114,589
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	197,162	176,461	162,351
Impairment of Assets	78,111	—	—
Amortization of right of use asset - operating leases	13,285	24,403	—
Amortization of deferred financing costs	5,546	4,497	5,181
Non-cash interest expense	22,410	19,885	9,919
Amortization of contract obligations	(33,172)	(34,794)	(31,870)
Loss on disposal of property, plant and equipment	131	(1,238)	122
(Decrease) increase in contingent royalty consideration	(1,543)	(13,646)	8,825
Gain on operating lease derecognition	(1,184)	—	—
Loss on interest rate swap	—	—	3,239
Equity-based compensation expense	1,637	321	541
Deferred income taxes	(11,247)	14,803	55,123
Reclamation of asset retirement obligations	(2,859)	(3,456)	(4,743)
Change in estimate of asset retirement obligation	(5,973)	—	(234)
Provision for discounting and credit losses	9,298	—	—
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables, net	(38,025)	20,205	(63,126)
Inventories	53,652	(67,388)	23,419
Other current assets	(1,921)	(5,062)	(15,057)
Accounts payable	6,833	21,351	12,684
Accrued expenses and other current liabilities	(27,829)	(4,336)	81,593
Operating lease liabilities	(15,329)	(25,877)	—
Change in other liabilities	(25,446)	45,820	2,197
Net cash (used in) provided by operating activities	(3,000)	477,426	364,753
Cash flows from investing activities:
Capital expenditures	(117,856)	(183,283)	(114,302)
Proceeds from the disposal of property, plant, and equipment	—	145	66
Purchase of deposits and reclamation bonds	(2,302)	(1,074)	(9,789)
Redemption of deposits and reclamation bonds	6,030	482	1,443
Acquisition of Curragh, net of cash acquired	—	—	(537,207)
Payment of contingent purchase considerations	—	—	(6,628)
Net cash used in investing activities	(114,128)	(183,730)	(666,417)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities	216,953	474,223	720,083
Proceeds from interest rate swap	—	—	28,251
Payments on interest rate swap	—	—	(31,490)
Debt issuance costs and other financing costs	(2,955)	(4,293)	(42,075)
Principal payments on interest bearing liabilities and other financial liabilities	(221,414)	(148,583)	(815,758)
Principal payments on finance lease obligations	(2,481)	(1,308)	(1,801)
Payment of contingent purchase consideration	—	(15,002)	(4,922)
Dividends paid	(24,162)	(408,046)	—
Shareholders’/Members’ contributions (distributions), net	—	(288,020)	112,536
NCI member’s contributions	—	—	137
Proceeds from stock issuance, net	171,585	—	—
Proceeds from initial public offering, net	—	—	442,314
Net cash provided by (used in) financing activities	137,526	(391,029)	407,275
Net (decrease) increase in cash and restricted cash	20,398	(97,333)	105,611
Effect of exchange rate changes on cash and restricted cash	(1,215)	(995)	(8,799)
Cash and restricted cash at beginning of period	26,553	124,881	28,069
Cash and restricted cash at end of period	$45,736	$26,553	$124,881
Supplemental disclosure of cash flow information:
Cash payments for interest	$23,538	$5,235	$39,821
Cash paid for taxes	$1,955	$67,863	$23,612

See accompanying notes to consolidated financial statements
Coronado Global Resources Inc. Form 10-K December 31, 2020 107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation

(a) Nature of operations

Coronado Global Resources Inc. (together with its subsidiaries, the “Company” or “Coronado”) is a global producer, marketer, and exporter of a full range of metallurgical coals, an essential element in the production of steel. The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the USA. Refer to Note 8 “Capital Structure” for further information .

(b) Basis of Presentation

The consolidated financial statements have been prepared in accordance with requirements of the U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in US dollars, unless otherwise stated.

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

More recently, various vaccines have been developed around the world with varying degrees of efficaciousness. Health authorities in numerous countries have commenced their vaccination programs however these are in their infant stages with the success of any such program yet to be quantified.

There is uncertainty regarding how the COVID-19 pandemic will continue to impact our business including whether it will result in further changes in demand for Met coal, increases in operating costs or impacts to our supply chain, and whether measures will result in port closures or border restrictions, each or all of which can impact our ability to produce and sell our coal.

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. The U.S. operates in areas where COVID-19 rates have spiked due to high levels of community spread in the surrounding communities. The Company formed a COVID-19 Steering Team spanning its Australian and U.S. operations and proactively enacted stringent preventative measures to ensure the safety and well-being of employees and contractors during the pandemic. These procedures include increased screenings of employees as they arrive at the workplace, strict adherence to hygiene and social distancing guidelines while at work and also a cleaning and sanitization program for equipment and facilities. The COVID-19 Steering Team has now begun to focus on vaccine implementation processes. Our coal mining workers in West Virginia and Virginia have been deemed critical infrastructure workers by the U.S. health authorities and will be given priority status for vaccination. Coronado is working with the appropriate state and local agencies to provide the required employee data to aid in the distribution process once miners are able to obtain the vaccine. Some mine rescue and Emergency Medical Technician, or EMT, employees have already received their first dose of the vaccine, and we anticipate all interested employees will have an opportunity to obtain the vaccine in the first quarter of 2021. Limited supplies of the vaccine may delay implementation, and plans will be adjusted as necessary based on supply.

Our U.S. Operations were idled in April and May 2020 due to the COVID-19 induced economic downturn and decline in demand from customers in Europe, South America and North America. While the mines were idled, the Company continued to make shipments to its customers from existing inventories which allowed the Company to meet all customer commitments. On June 1, 2020, the Company resumed operations at the Buchanan and Logan mines. Production at these mines has progressively increased in line with demand, with the Buchanan mine returned to full operating capacity. The Greenbrier mine remains idle.

Coronado Global Resources Inc. Form 10-K December 31, 2020 108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The global economic slowdown resulting from the effects of COVID-19 reduced the demand for steel in all markets except for China, where steel production remained elevated during the majority of 2020. Steel demand in China has been supported by large infrastructure investment, with signs of improvement in discretionary steel demand (e.g. automotive) and property. Globally, steel producers continue to ramp up steel production underpinned by automotive and construction sectors. Blast furnace restarts accelerated in September with numerous steel mills returning to operation in Japan, South Korea, Europe and Brazil. Demand for steel in India has risen to near pre-lockdown levels.

In the fourth quarter of 2020, Chinese steel mills were directed to suspend imports of Australian coal. Although our Australian operations do not regularly supply coal to China, it nevertheless has been impacted by a fall in the Australian benchmark index pricing due to the short-term oversupply of coal in the Australian seaborne export market. To supplement Australian imports, Chinese steel mills continues to source metallurgical coal in alternative markets, such as North America and Russia, at prices significantly above the Australian benchmark index pricing. Our U.S. Operations have been the main beneficiary of the recent increase in pricing from Chinese steel mills. The nature and duration of import restrictions are unclear at this point. Although this decision has had a negative effect on global pricing, over the longer term the impact may be offset by the positive effect of global steel producers restarting. Our Australian Operations continue to experience strong volume demand from the customer base as industrial production in Japan, South Korea, and India continues to recover post the COVID-19 pandemic.

In response to the global impacts of COVID-19 on the demand for steel and the resulting impact on the price and demand for Met coal, the Company has taken steps to safeguard its operations, strengthen its balance sheet and increase liquidity by completing a capital raising by issuing additional equity on the Australian Securities Exchange, or ASX, reducing capital expenditures and managing operating costs in a disciplined manner. During the year ended December 31, 2020, the Company reduced its net debt by $21.6 million to $281.9 million and had $222.4 million undrawn and available under the Syndicated Facility Agreement, or SFA, subject to a modified liquidity buffer of $50.0 million, and cash balances (excluding restricted cash) of $45.5 million. Refer to Note 8 “Capital Structure” and Note 16 “Interest Bearing Liabilities”.

The Company is continuing to pursue a number of strategic initiatives to strengthen its liquidity and ensure compliance with its financial covenants when the waiver period expires on September 30, 2021. These initiatives include, among other things, further operating and capital cost control measures, potential for non-core asset sales or other funding measures and, if required, engagement on further extensions to the waiver. These steps are expected to ensure the continuing availability of the SFA beyond September 30, 2021.

Due to uncertainties surrounding the impact of the COVID-19 pandemic on global markets into the future, the Company cannot currently predict the extent of any potential material adverse impact to its business, results of operations, financial condition and ability to comply with financial covenants under the SFA.

(c) Certain Significant Risks and Uncertainties

External factors, including general economic conditions, international events and circumstances, competitor actions, governmental actions and regulations are beyond the Company’s control and can cause fluctuations in demand for coal and volatility in the price of commodities. This in turn may adversely impact on the Company’s future operating results, purchase or investment opportunities in the coal mining industry.

Concentration of customers

For the year ended December 31, 2020 $671.9 million, or 47.1% of total revenues, were attributable to five customers. In comparison, for the year ended December 31, 2019, $1,198.2 million, or 55% of total revenues were attributable to five customers and for the year ended December 31, 2018, $980.8 million, or 51% of total revenues were attributable to five customers. As of December 31, 2020, the Company had four customers that accounted for $157.6 million, or 61.5%, of accounts receivable. As of December 31, 2019, the Company had four customers that accounted for $171.5 million, or 78%, of accounts receivable.

One of the Company’s major customers is a related party. Refer to Note 28 “Related‑Party Transactions”.

Concentration of labor

Out of the Company’s total employees, 14% are subject to the Curragh Mine Operations Enterprise Bargaining Agreement 2019. This agreement covers work carried out by permanent, full-time, temporary, and casual coal mining employees engaged by Curragh to fulfil production, maintenance and processing activities. Other than the Curragh Mine Operations Enterprise Bargaining Agreement 2019, there are no other collective bargaining agreements or union contracts covering employees of the Company.

Coronado Global Resources Inc. Form 10-K December 31, 2020 109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

(a)Newly Adopted Accounting Standards

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

ASU No. 2016-02 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases. Such disclosures are included in Note 14 “Leases”.

Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income.

On January 1, 2020, the Company adopted ASU 2016-13. The cumulative-effect adjustment upon adoption was not material to the Company’s results of operations and its cash flows. Changes to the Company’s accounting policies as a result of adoption are discussed in note 2(g).

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements.

On January 1, 2020, the Company adopted ASU 2018-13. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty were applied prospectively for only the most recent interim period presented. All other amendments were applied retrospectively to all periods presented. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company defines reporting units at the mining asset level. For purposes of testing goodwill for impairment, goodwill has been allocated to the reporting units to the extent it relates to each reporting unit.

(b)Accounting Standards Not Yet Implemented

“Income Taxes - Simplifying the Accounting for Income Taxes” - In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. The adoption of ASU 2019-12 will not have material impact on the Company’s consolidated financial statements.

(c)Reclassification

Certain amounts in the prior period Notes to Consolidated Financial Statements have been reclassified to conform to the presentation of the current period financial statements. These related to the reclassification of four reportable segments into the current two reportable segments discussed in Note 4 “Segment information”. These reclassifications had no effect on the previously reported net income.

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

Functional currency is determined by the primary economic environment in which an entity operates. The functional currency of the Company and its subsidiaries is the US$, with the exception of two foreign operating subsidiaries, Curragh and its immediate parent CAH, whose functional currency is the Australian dollar (“A$”) since Curragh’s predominant sources of operating expenses are denominated in that currency.

Assets and liabilities are translated at the year-end exchange rate and items in the statement of operations are translated at average rates with gains and losses from translation recorded in other comprehensive losses.

Foreign Currency Transactions

Monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates.

Coronado Global Resources Inc. Form 10-K December 31, 2020 111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains and losses from foreign currency remeasurement related to Curragh’s US dollar receivables are included in coal revenues. All other gains and losses from foreign currency remeasurement and realized gains and losses on settlement of foreign currency swaps are included in Other, net, with exception of foreign currency gains or losses on long-term intercompany loan balances which are classified within accumulated other comprehensive losses. The total aggregate impact of foreign currency transaction gains or losses on the consolidated statements of operations was a net loss of $3.2 million, $1.9 million and $17.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total impact of foreign currency transactions related to US dollar coal sales in Australia (included in the total above) was a net loss of $4.0 million, a net loss of $2.9 million and a net gain $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(f)Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash at bank and short-term highly liquid investments with an original maturity date of three months or less. At December 31, 2020 and 2019, the Company had no cash equivalents.

“Cash and Restricted Cash”, as disclosed in the accompanying consolidated balance sheet includes $0.3 million of restricted cash at December 31, 2020 and $0.3 million at 2019.

(g)Trade and Related Party Accounts Receivables

The Company extends trade credit to its customers in the ordinary course of business. Trade receivables and related party receivables are recorded initially at fair value and subsequently at amortized cost, less any ECL. Trade receivables from provisionally priced sales are carried at fair value to profit or loss.

For trade and related party receivables carried at amortized cost, the Company determines ECL on a forward-looking basis. The amount of ECL is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. The Company recognizes the lifetime ECL. The ECL is estimated based on the Company’s historic credit loss experience, adjusted for factors that are specific to the financial asset, general economic conditions, financial asset type, term and an assessment of both the current as well as forecast conditions, including expected timing of collection, at the reporting date, modified for credit enhancements such as letters of credit obtained. To measure ECL, trade receivables have been grouped based on shared credit risk characteristics and the days past due. Related party trade receivables have been assessed separately due to different credit risk characteristics and the days past due.

The amount of credit loss is recognized in the consolidated statement of operations and other comprehensive income within “provision for discounting and credit losses”. The Company writes off a financial asset when there is information indicating there is no realistic prospect of recovery of the asset from the counterparty. Subsequent recoveries of amounts previously written off are credit against “provision for discounting and credit losses” in the consolidated statement of operations and other comprehensive income.

Based on the Company’s assessment of ECL, a credit loss allowance of $0.3 for non-related party trade accounts receivable was recognized at December 31, 2020. The Company recognized a discounting and credit losses allowance on related party accounts receivable of $9.0 million at December 31, 2020. Refer to Note 28 “Related-Party Transactions”. No discounting and credit losses allowance was recognized on trade and related party accounts receivables at December 31, 2019.

(h)Inventories

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(i)Property, Plant and Equipment, Impairment of Long-Lived Assets and Goodwill

Property, Plant, and Equipment

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units of production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage.

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

Impairment of long-lived assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Refer to Note 6 “Impairment of assets” for further disclosure.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. Goodwill is not amortized but is reviewed for impairment annually or when circumstances or other events indicate that impairment may have occurred. The Company follows the guidance in Accounting Standards Update 2017-04 “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include but are not limited to: a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; and a significant restructuring charge within a reporting unit. If a quantitative assessment is determined to be necessary, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds its fair value to the extent of the amount of goodwill allocated to that reporting unit.

The Company defines reporting units at the mining asset level. For purposes of testing goodwill for impairment, goodwill has been allocated to the reporting units to the extent it relates to each reporting unit.

(j)Asset Retirement Obligations

The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimates of surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the US and Australia as defined by each mining permit.

Coronado Global Resources Inc. Form 10-K December 31, 2020 113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(k)Borrowing costs

Borrowing costs are recognized as an expense when they are incurred, except for interest charges attributable to major projects with substantial development and construction phases which are capitalized as part of the cost of the asset. There was no interest capitalized during the year ended December 31, 2020 and 2019.

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

Finance leases

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

Operating leases

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(m)Royalties

Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. The Company had advance mining royalties of $4.4 million and $4.9 million respectively, included in prepaid expenses and other current assets as of December 31, 2020 and 2019.

(n)Stanwell Rebate

The Stanwell rebate relates to a contractual arrangement entered into by Curragh with Stanwell Corporation Limited, a State of Queensland owned electricity generator, which requires payment of a rebate for export coal sold from some of Curragh’s mining tenements. The rebate obligation is accounted for as an executory contract and the expense is recognized as incurred.

(o)Revenue Recognition

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

For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price is determined at each contract inception using an adjusted market assessment approach. This approach focuses on the amount that the Company believes the market is willing to pay for a good or service, considering market conditions, such as benchmark pricing competitor pricing, market awareness of the product and current market trends that affect the pricing.

Warranties provided to customers are assurance-type of warranties on the fitness of purpose and merchantability of the Company’s goods and services. The Company does not provide service-type of warranties to customers.

Revenue is recognized at a point in time and therefore there are no unsatisfied and/or partially satisfied performance obligations at December 31, 2020 and 2019.

Coronado Global Resources Inc. Form 10-K December 31, 2020 115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(p)Commodity Price Risk

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

The Company is also exposed to commodity price risk related to diesel fuel purchases. The Company may periodically enter into arrangements that protect against the volatility in fuel prices as follows:

• enter into fixed price contracts to purchase fuel for the U.S. Operations.

• enter into derivative financial instruments to hedge exposures to fuel price fluctuations. Refer to Note 24 “Derivatives and Fair Value Measurement. ”

(q)Income Taxes

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(r)Fair Value Measurements

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

See Note 24(b), “Derivatives and Fair Value Measurement” for detailed information related to the Company’s fair value policies and disclosures.

(s)Derivative accounting

The Company recognizes at fair value all contracts meeting the definition of a derivative as assets or liabilities in the consolidated balance sheet.

With respect to derivatives used in hedging activities, the Company assesses, both at inception and at least quarterly thereafter, whether such derivatives are highly effective at offsetting the changes in the anticipated exposure of the hedged item. The change in the fair value of derivatives designated as a cash flow hedge and deemed highly effective is recorded in “Accumulated other comprehensive losses” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to earnings. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes changes in the fair value of the instrument in earnings in the period of the change. The potential for hedge ineffectiveness is present in the design of certain of the Company’s cash flow hedge relationships.

The Company’s asset and liability derivative positions are offset on a counterparty-by-counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract.

(t)Share-based Compensation

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

The expense for these equity-based incentives is based on their fair value at date of grant and is amortized over the requite service period, generally the vesting period. The Company accounts for forfeitures as and when they occur.

See Note 22, “Share-Based Compensation” for detailed information related to the Company’s share-based compensation plans.

(u)Earnings per Share

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions

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

Contingent consideration recognized on the date of the Curragh acquisition, specifically the Value Share Mechanism, or VSM, of $26.6 million associated with the Curragh acquisition represented the fair value of a two-year, 25% royalty on sales from metallurgical coal mined at Curragh. The royalty only applied to the realized price on metallurgical coal sales above $145 per ton. The VSM liability was marked-to-market at each reporting date, with any fluctuations included as an operating expense in the Consolidated Statement of Operations. The payout structure of the royalty could be replicated through a probability weighted discounted cash flow approach using a Monte Carlo simulation over a 24-month period from acquisition date. On acquisition date, the Company developed a fair value of the royalty using a Monte Carlo simulation. The VSM expired on March 29, 2020.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following pro forma summary reflects comparative consolidated results of the Company’s operations as if the Curragh acquisition had occurred on January 1, 2018 (unaudited).

Year Ended December 31,
2018
(US$ thousands)
Revenue	$2,296,661
Net Income	192,281

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results for the years ended December 31, 2020, 2019 and 2018 are presented below:

	Australia	United States	Other and Corporate	Total
	(US$ thousands)
Year ended December 31, 2020
Total revenues	976,369	485,893	—	1,462,262
Adjusted EBITDA	(8,586)	92,801	(30,416)	53,799
Net income (loss)	(66,645)	(77,853)	(82,039)	(226,537)
Total assets	1,307,745	908,361	(67,630)	2,148,476
Capital expenditures	47,456	74,881	1,519	123,856

Year ended December 31, 2019
Total revenues	1,465,957	749,791	—	2,215,748
Adjusted EBITDA	421,660	248,647	(36,139)	634,168
Net income (loss)	246,668	120,921	(62,112)	305,477
Total assets	1,137,290	1,023,770	53,794	2,214,854
Capital expenditures	77,607	105,675	1	183,283

Year ended December 31, 2018
Total revenues	1,165,580	814,924	—	1,980,504
Adjusted EBITDA	314,227	243,022	(80,264)	476,985
Net income (loss)	164,331	94,417	(144,159)	114,589
Total assets	1,187,851	905,939	115,774	2,209,564
Capital expenditures	47,208	67,061	481	114,750

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(US$ thousands)
Net (loss) income	$(226,537)	305,477	114,589
Depreciation, depletion and amortization	191,189	176,461	162,117
Interest expense (net of income)	50,585	39,294	57,978
Other foreign exchange losses (gains)	1,175	(1,745)	9,004
Loss on retirement of debt	—	—	58,085
Income tax expense	(60,016)	114,681	75,212
Impairment of assets	78,111	—	—
Losses on idled assets held for sale(1)	9,994	—	—
Provision for discounting and credit losses	9,298	—	—
Consolidated adjusted EBITDA	$53,799	634,168	476,985

Coronado Global Resources Inc. Form 10-K December 31, 2020 120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) These losses relate to idled non-core assets that the Company has classified as held for sale with the view that these will be sold within the next twelve months.

The reconciliation of Capital expenditures per the Company’s segment information to capital expenditures disclosed on the consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(US$ thousands)
Capital expenditures per Consolidated Statement of Cash flows	$117,856	183,283	114,302
Accruals for capital expenditures	6,000	—	—
Capital expenditures financed through other financial liabilities	—	—	870
Other adjustments	—	—	(422)
Capital expenditures per segment detail	123,856	183,283	114,750

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s segments, as the company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows.

	Year ended December 31, 2020
	Australia	United States	Total
	($ thousands)
Product Groups
Metallurgical coal	836,545	476,222	1,312,767
Thermal coal	105,681	5,151	110,832
Total coal revenue	942,226	481,373	1,423,599
Other	34,143	4,520	38,663
Total	976,369	485,893	1,462,262

	Year ended December 31, 2019
	Australia	United States	Total
	($ thousands)
Product Groups
Metallurgical coal	1,327,421	696,541	2,023,962
Thermal coal	102,867	47,510	150,377
Total coal revenue	1,430,288	744,051	2,174,339
Other	35,669	5,740	41,409
Total	1,465,957	749,791	2,215,748

	Year ended December 31, 2018
	Australia	United States	Total
	($ thousands)
Product Groups
Metallurgical coal	1,061,402	757,704	1,819,106
Thermal coal	74,656	51,837	126,493
Total coal revenue	1,136,058	809,541	1,945,599
Other	29,522	5,383	34,905
Total	1,165,580	814,924	1,980,504

Further explanation to tables above:

The following is a description of the principal activities by reportable segments.

Coronado Global Resources Inc. Form 10-K December 31, 2020 121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•The Company primarily offers two types of products to its customers: metallurgical coal and thermal coal of varying qualities. Metallurgical coal can be further distinguished by its volatility, defined as high, mid, or low.

•The Australian Operations reportable segment includes the Curragh mine. Coronado acquired Curragh mine on March 29, 2018, from Wesfarmers Limited. The Australian Operations is a separate reportable segment due to having separate management, location, assets, and operations. Curragh mine, included in the Australian Operations, is located in central Queensland, Australia and produces a wide variety of metallurgical coal.

•The United States reportable segment includes the Buchanan, Logan and Greenbrier coal mine facilities in Virginia and West Virginia, United States. It produces high, mid and low volatility hard coking coal.

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

The following table summarizes any customer whose revenue individually represented 10% or more of the Company’s total revenue in the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Xcoal	9%	22%	23%
Tata Steel	17%	16%	12%

The following table presents revenues as a percent of total revenue from external customers by geographic region:

	Year Ended December 31,
	2020	2019	2018
North America	13%	15%	20%
Australia	6%	5%	4%
Asia	50%	52%	46%
Europe	13%	6%	6%
South America	4%	—	1%
Brokered sales	14%	22%	23%
Total	100%	100%	100%

The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered transactions at a point that does not reflect the end usage point, they are reflected as exports, and attributed to an end delivery point if that knowledge is known to the Company. Brokered sales includes transactions with a related party that sells coal to various steel producers globally.

5. Assets Held for Sale

The Company classifies assets and liabilities as held for sale (disposal group) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. An impairment test is performed when a disposal group is classified as held for sale and an impairment charge is recorded when the carrying value of the disposal group exceeds the its estimated fair value, less cost to sell. Depreciation and amortization for assets classified as held for sale are ceased.

Coronado Global Resources Inc. Form 10-K December 31, 2020 122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2020, the Company committed to a plan to sell the Greenbrier and Amonate mining assets and determined that all of the criteria to classify assets and liabilities as held for sale were met. These assets are part of our U.S. segment and are located in the States of Virginia and West Virginia in the United States. The Amonate mining asset has been idled since its acquisition in 2016 and Greenbrier has been idled since April 1, 2020. These assets do not form part of the Company’s core business strategy and their carrying value will likely be realized through a potential sale in the next 12 months.

The following table provides the major classes of assets and liabilities classified as held for sale as of December 31, 2020:

December 31,
(US$ thousands)	2020
Trade receivables, net	$55
Inventories, net	5,910
Other current assets	653
Property, plant and equipment, net	45,831
Other noncurrent assets	75
Total assets of disposal group	$52,524
Total assets held for sale	$52,524
Accounts payable	271
Accrued expenses and other current liabilities	1,516
Current asset retirement obligations	3,199
Other financial liabilities	1,384
Noncurrent asset retirement obligations	10,349
Total liabilities held for sale	$16,719

6. Impairment of Assets

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

The following costs are reflected in “Impairment of Assets” in the Consolidated Statement of Operations and Other Comprehensive income for the year ended December 31, 2020:

Reportable Segment
(US$ thousands)	United States
Property, plant and equipment, net	$77,481
Right of use asset – operating leases, net	10
Intangible assets, net	620
Total	$78,111

The Company generally does not view short-term declines in metallurgical coal prices in the markets in which it sells its products as a singular indicator of impairment. However, due to the decline in metallurgical coal prices throughout 2020, the resulting impact on business conditions from COVID-19 and the idling of the Greenbrier mine for an undetermined period, there were indications that the carrying value of the Greenbrier mining asset, in the U.S., exceeded its fair value.

Coronado Global Resources Inc. Form 10-K December 31, 2020 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As at June 30, 2020, the Company performed an impairment assessment in accordance with ASC 360 – Property, Plant and Equipment, and determined that the sum of the estimated undiscounted pre-tax future cash flows of Greenbrier long-lived assets exceeded its carrying value. As a result, an impairment charge of $63.1 million was recorded, reducing the carrying value of Greenbrier’s long-lived assets to its fair value of approximately $50.0 million. A further impairment analysis was performed as at December 31, 2020, which indicated that the fair value had declined and an additional impairment charge of $15.0 million was recorded reducing the carrying value of Greenbrier’s long-lived assets to its fair value of $30.0 million, which does not include any associated ARO liabilities.

The fair value of the Greenbrier mining asset was primarily driven by non-binding indicative offers, following an active program to sell the asset initiated in the fourth quarter of 2020, and Level 3 inputs such as reserve multiple valuation, comparable transactions and estimates of future cash flows based on a combination of historical results adjusted to reflect the Company’s best estimate of future market and operating conditions, including its current life of mine plan. The life of mine plan includes assumptions in relation to coal price forecasts, projected mine production volumes, operating costs, capital costs and discount rate. The Company concluded that no indicators of impairment or requisite charges were required at any of the Company’s other mining assets.

7. Other, net

Other, net consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(US$ thousands)
Loss on foreign exchange swap	$—	$—	$(15,695)
Other foreign exchange gains (losses)	(1,175)	1,745	(9,004)
Other income (expenses)	567	904	(2,517)
Total Other, net	$(608)	$2,649	$(27,216)

8. Capital Structure

(a) Stockholders’ Equity

Coronado was incorporated on August 13, 2018 pursuant to the laws of the State of Delaware by conversion of Coronado Group HoldCo LLC, from a limited liability company to a corporation. Coronado Group HoldCo LLC was a wholly-owned subsidiary of Coronado Group LLC, a Delaware limited liability company.

Coronado Group LLC was formed on April 1, 2015 to consolidate Coronado Coal LLC and Coronado II LLC under common ownership. The consolidation was completed on July 31, 2015 through the contribution of the membership interests of Coronado Coal LLC and Coronado II LLC, in exchange for membership interest in Coronado Group LLC. On June 30, 2016, Coronado IV LLC contributed its membership interest in exchange for membership interest in Coronado Group LLC. Coronado Coal LLC, Coronado II LLC and Coronado IV LLC are referred to herein as the “US LLC’s”

Reorganization Transaction

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

Immediately following the Reorganization Transaction, the Company held all the interests of Coronado Australia Holdings Pty Ltd and Coronado Coal Corporation and remained a subsidiary of Coronado Group LLC, owned by funds managed by The Energy & Minerals Group (“EMG”) and certain members of the Company’s management

Authorized capital stock

The Company’s Articles of Incorporation, as amended, authorize the Company to issue 1,100,000,000 shares of $0.01 par value capital stock consisting of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock.

Coronado Global Resources Inc. Form 10-K December 31, 2020 124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issued Stock

Following the Reorganization Transaction, 80,000,000 common shares and one Series A preferred Share were issued by the Company and held by Coronado Group LLC. The holders of Series A Preferred Stock are permitted to nominate and elect 10% of the Company’s Board of Directors. All common shares and preferred shares have a par value of $0.01.

On October 23, 2018, the Company completed an initial public offering, or IPO, on the Australian Securities Exchange, or ASX. Upon completion of the IPO on the ASX, the Company issued 16,651,692 new shares of common stock (166,516,920 CDIs), raising cash proceeds of $473.4 million, prior to issuance costs of $30.6 million. Coronado Group LLC sold 2,691,896.4 shares of common stock (26,918,964 CDIs) and the Company did not receive any proceeds from the sale of these securities. A portion of the proceeds from the IPO were used to repay all outstanding borrowings and to pay fees and expenses related to the IPO.

On July 28, 2019, the Company registered its common stock pursuant Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Proceeds from the Placement and Entitlement offer, net of share issuance costs, of $171.6 million were used to repay a portion of drawn balances under the Syndicated Facility Agreement.

The Company issued a total of 41,736,198 shares of common stock, with a par value per share of $0.01 during the year ended December 31, 2020.

The common stock is publicly traded on the ASX under the ticker “CRN,” in the form of CHESS Depositary Interests (“CDIs). CDIs are units of beneficial ownership in shares of common stock held by CHESS Depositary Nominees Pty Limited (“CDN”), a wholly-owned subsidiary of ASX Limited, the company that operates the ASX.

As of December 31, 2020, Coronado Group LLC beneficially owns 773,081,036 CDIs (representing a beneficial interest in 77,308,104 shares of common stock) representing 55.9% of the total 1,383,878,900 CDIs (representing a beneficial interest in 138,387,890 shares of common stock) outstanding. The remaining 610,797,864 CDIs (representing a beneficial interest in 61,079,786 shares of common stock) are owned by investors in the form of CDIs publicly traded on the ASX. As of December 31, 2019, 966,516,920 CDIs (representing a beneficial interest in 96,651,692 shares of common stock) were outstanding.

Each share of common stock (share) is equivalent to 10 CDIs.

Refer to Note 22 “Share-Based Compensation” for options to purchase common stock issued and outstanding as of December 31, 2020 and 2019.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) Dividends

The dividend policy and the payment of future cash dividends are subject to the discretion of the Company’s Board of Directors.

During the year ended December 31, 2020, the Company declared a dividend to stockholders and CDI holders on the ASX of $24.2 million, or $0.025 per CDI ($0.25 per share of common stock). The dividend was paid on March 31, 2020.

During the year ended December 31, 2019, the Company paid the following dividends to stockholders and CDI holders on the ASX:

•Dividends of $299.7 million, or $0.31 per CDI ($3.1 per share of common stock), on March 29, 2019;

•Dividends of $108.2 million, or $0.112 per CDI ($1.12 per share of common stock), on September 20, 2019; and

•Return of capital of $288.0 million, or $0.298 per CDI ($2.98 per share of common stock), on September 20, 2019.

(c) Earnings per Share

Basic earnings per share of common stock is computed by dividing net income attributable to the Company for the period, by the weighted-average number of shares of common stock outstanding during the same period. Diluted earnings per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive. There were no traded shares of common stock outstanding prior to October 23, 2018, therefore no earnings per share information has been presented for any period prior to that date.

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
(US$ thousands, except per share data)	2020	2019	2018
Numerator:
Net Income	(226,537)	305,477	20,746
Less: Net income attributable to Non-controlling interest	(69)	(61)	(17)
Net Income attributable to Company stockholders	(226,468)	305,538	20,763
Net Income			114,681
Pro forma income tax expense			(21,190)
Pro Forma net income attributable to Company stockholders			93,491
Denominator (in thousands):
Weighted-average shares of common stock outstanding	111,073	96,652	96,652
Effects of dilutive shares	—	3	4
Weighted average diluted shares of common stock outstanding	111,073	96,655	96,656
Earnings Per Share (US$) (1):
Basic	(2.04)	3.16	0.21
Dilutive	(2.04)	3.16	0.21
Pro forma earnings per share (US$)(2):
Basic			0.97
Dilutive			0.97

(1) The 2018 earnings per share of common stock and weighted average shares of common stock outstanding is for the period following the initial public offering, on October 24, 2018. See Note 8(c).

(2) The 2018 pro forma financial information presented has been computed to reflect income tax expense assuming our initial public offering occurred on January 1, 2018. See Note 8(c).

Coronado Global Resources Inc. Form 10-K December 31, 2020 126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.Inventories

	December 31,
(US$ thousands)	2020	2019
Raw coal	$19,557	$41,127
Saleable coal	26,581	63,006
Total coal inventories	46,138	104,133
Supplies inventory	63,997	58,037
Total inventories	$110,135	$162,170

10. Property, Plant and Equipment

The following table indicates the carrying value of each of the major classes of our consolidated depreciable assets:

	December 31,
(US$ thousands)	2020	2019
Land	$27,985	$27,037
Buildings and improvements	89,726	80,658
Plant, machinery, mining equipment and transportation vehicles	939,521	896,392
Mineral rights and reserves	374,340	464,710
Office and computer equipment	4,316	3,977
Mine development	577,631	497,439
Asset retirement obligation asset	81,603	81,520
Construction in process	38,321	80,646
	2,133,443	2,132,379
Less accumulated depreciation, depletion and amortization	611,935	499,591
Net property, plant and equipment	$1,521,508	$1,632,788

The amount of depreciation and depletion expense for property, plant and equipment for the years ended December 31, 2020, 2019 and 2018 was $187.7 million, $167.2 million and $152.7 million, respectively.

Coronado Global Resources Inc. Form 10-K December 31, 2020 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.Goodwill and Other Intangible Assets

(a) Acquired Intangible Assets

	December 31, 2020
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Logan	15	$1,642	$834	$808
Mining permits - Buchanan	28	4,000	591	3,409
Total intangible assets		$5,642	$1,425	$4,217

	December 31, 2019
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Greenbrier	14	$1,500	$840	$660
Mining permits - Logan	15	1,642	756	886
Mining permits - Buchanan	28	4,000	467	3,533
Total intangible assets		$7,142	$2,063	$5,079

Amortization expense is charged using the straight-line method over the useful lives of the respective intangible asset. The aggregate amount of amortization expense for amortizing intangible assets for the years ended December 31, 2020, 2019 and 2018, were $0.2 million, $0.3 million and $0.3 million, respectively. Estimated amortization expense for each of the next five years is $0.2 million.

Mining permit intangible assets relating to Greenbrier with a carrying value of $0.6 million were fully impaired as at June 30, 2020. Refer to Note 6 “Impairment of assets” for further disclosure.

(b) Goodwill

In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. The Company performed a qualitative assessment to determine if impairment was required at December 31, 2020 or 2019. Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the reporting unit is greater than the carrying value at December 31, 2020 and 2019. The Company has not noted any indicators of impairment since the acquisition date. As a result, no impairment was recorded, and the balance of goodwill at both December 31, 2020 and 2019 was $28.0 million.

Coronado Global Resources Inc. Form 10-K December 31, 2020 128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.Other Assets

	December 31,
(US$ thousands)	2020	2019
Other current assets:
Prepayments	$24,112	19,119
Long service leave receivable	10,990	9,027
Other	8,904	15,963
Total other current assets	$44,006	44,109

Other non-current assets:
Favorable mineral leases	$3,925	3,982
Deferred debt issue costs	7,475	12,796
Long service leave receivable	864	734
Total other non-current assets	$12,264	17,512

The Company has other assets which includes favorable mineral leases, deferred debt issue costs, and long service leave receivable. The favorable mineral leases are amortized based on the coal tonnage removed from the lease property relative to the total estimated reserves on that property. The deferred debt issue costs were incurred to establish and amend the syndicated facility and are accordingly amortized over the life of the facility on a straight-line basis. Long service leave is paid when leave is taken, with a subsequent reimbursement received from the Coal Mining Industry (Long Service Leave Funding) Corporation in Australia. The reimbursement is recognized in other assets and is measured as the present value of expected future reimbursements to be received.

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the:

	December 31,
(US$ thousands)	2020	2019
Wages and employee benefits	$32,386	$61,008
Taxes other than income taxes	7,024	3,899
Accrued royalties	36,149	43,468
Accrued freight costs	29,199	30,416
Accrued mining fees	76,044	49,027
Acquisition related accruals	33,119	30,190
Other liabilities	20,605	20,780
Total accrued expenses and other current liabilities	$234,526	$238,788

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $33.1 million (A$43.0 million). This amount was outstanding as at December 31, 2020 and 2019 pending financial assessment to be made by the Office of State Revenue in Queensland, Australia.

Coronado Global Resources Inc. Form 10-K December 31, 2020 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Leases

On March 31, 2020, the Company amended one of its mining services contracts for mining equipment assets used to provide mining services. On execution of the amendment, right of use assets of $25.9 million and lease liabilities of $27.0 million were derecognized. These mining equipment assets were previously deemed leased assets embedded within the mining service contract.

Information related to Company’s right-of use assets and related lease liabilities are as follows:

	Year ended December 31,
(US$ thousands)	2020	2019
Operating lease costs	$17,257	$30,236
Cash paid for operating lease liabilities	15,329	25,877

Finance lease costs:
Amortization of right of use assets	1,867	2,230
Interest on lease liabilities	88	197
Total finance lease costs	$1,955	$2,427
	December 31,
(US$ thousands)	2020	2019
Operating leases:
Operating lease right-of-use assets	$19,498	$62,566

Finance leases:
Property and equipment	822	7,881
Accumulated depreciation	(641)	(5,144)
Property and equipment, net	181	2,737

Current operating lease obligations	8,414	27,204
Operating lease liabilities, less current portion	20,582	48,165
Total Operating lease liabilities	28,996	75,369

Current finance lease obligations	—	2,481

Total Lease liability	$28,996	$77,850

	December 31,
	2020	2019
Weighted Average Remaining Lease Term (Years)
Weighted average remaining lease term – finance leases	-	0.67
Weighted average remaining lease term – operating leases	3.35	2.89

Weighted Average Discount Rate
Weighted discount rate – finance lease	-	6.25%
Weighted discount rate – operating lease	7.94%	8.00%

Coronado Global Resources Inc. Form 10-K December 31, 2020 130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s operating leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the terms deemed reasonable to exercise. Maturities of lease liabilities are as follows:

(US$ thousands)	Operating Lease
Year ending December 31,
2021	$10,063
2022	8,965
2023	9,290
2024	2,970
2025	920
Thereafter	868
Total lease payments	33,076
Less imputed interest	(4,080)
Total lease liability	$28,996

15. Asset Retirement Obligations

Reclamation of areas disturbed by mining operations must be performed by the Company in accordance with approved reclamation plans and in compliance with state and federal laws in the states of West Virginia, Virginia, and Queensland Australia. For areas disturbed, a significant amount of the reclamation will take place in the future when operations cease. There were no assets that were legally restricted for purposes of settling asset retirement obligations as of December 31, 2020 and 2019. In addition, state agencies monitor compliance with the mine plans, including reclamation.

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

Changes in the asset retirement obligations for the year ended December 31, 2020 were as follows:

(US$ thousands)
Total asset retirement obligations at January 1, 2020	$131,774
ARO liability additions	7,044
Accretion	9,418
Reclamation performed in the year	(2,859)
Change in estimate recorded to operations	(5,973)
Change in estimate recorded to assets	(11,139)
Foreign currency translation adjustment	7,427
ARO liability reclassified to liabilities held for sale	(13,548)
Total Asset retirement obligations at December 31, 2020	122,144
Less current portion	(6,012)
Asset retirement obligation, excluding current portion	116,132

Changes in the asset retirement obligations for the year ended December 31, 2019 were as follows:

Coronado Global Resources Inc. Form 10-K December 31, 2020 131

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

16. Interest Bearing Liabilities

The Company’s Multicurrency Revolving Syndicated Facility Agreement, or SFA, dated September 15, 2018 and amended on September 11, 2019, comprises of Facility A ($350 million loan facility), Facility B (A$130 million bank guarantee facility) and Facility C ($200 million loan facility). The SFA has a termination date of February 15, 2023.

The SFA is a revolving credit facility under which the Company may borrow funds from Facility A and/or Facility C for a period of one, two, three or six months, each referred to as a Term. The interest rate is set at the commencement of each Term. At the end of each Term, the Company may elect to repay the loan or extend any loan amount outstanding for a further period of one, two, three or six months. The Term of the loan cannot extend beyond the termination date of the SFA. The SFA is secured by a fixed and floating charge over the Company’s assets.

Due to the global impacts of COVID-19 on the demand and pricing for metallurgical coal and the resulting uncertainties associated with the pandemic, on May 25, 2020, the Company entered into an agreement with its lenders in the SFA to waive compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021.

On August 12, 2020, the Company executed a Second Syndicated Facility Agreement Waiver Letter, or the waiver, which extends the waiver of certain financial covenants to September 30, 2021, or the waiver period. The waiver was conditional upon the successful completion of a minimum equity raising, satisfied by the completion of the Placement and the institutional component of the Entitlement Offer on August 26, 2020.

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

The availability to fully draw down under the SFA is subject to a modified liquidity buffer of $50.0 million, leading to a review event process if amounts within this buffer are drawn down during the extended waiver period (i.e. before 30 September 2021). However, lender consent is not required to access the remaining $50.0 million.

During the year ended December 31, 2020, the Company completed the Placement and the Entitlement Offer comprising the issue of CDIs on the ASX raising net proceeds of $171.6 million. Refer to Note 8 “Capital Structure”. The funds raised were used to repay a portion of drawn balances under the SFA.

As at December 31, 2020 the Company met its undertakings under the SFA (as modified and waived in accordance with the terms of the waiver). The Company is continuing to pursue a number of strategic initiatives to strengthen its liquidity and ensure compliance with its financial covenants when the waiver period expires on September 30, 2021. These initiatives include, among other things, further operating and capital cost control measures, potential for non-core asset sales or other funding measures and, if required, engagement on further extensions to the waiver. These steps are expected to ensure the continuing availability of the SFA beyond September 30, 2021.

During the year ended December 31, 2020, the Company borrowed a total amount of $205.0 million under the SFA for working capital and corporate purposes. Repayments of $207.4 million were made during the year ended December 31, 2020.

The total interest bearing liabilities outstanding under the SFA was $327.6 million and $ 330.0 million as at December 31, 2020 and December 31, 2019, respectively.

Coronado Global Resources Inc. Form 10-K December 31, 2020 132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Other Financial Liabilities

The following is a summary of other financial liabilities at December 31, 2020:

(US$ thousands)	Principal
Collateralized notes payable to equipment financing companies, payable in aggregate monthly instalments ranging from $6 to $124 through September 19, 2021. Interest is payable at fixed rates ranging up to 5.5% per annum	$162
Unsecured notes payable to insurance premium finance company, payable in aggregate monthly instalments ranging from $474 to $543 with a fixed rate ranging up to 2.80% per annum	4,069
Other current financial liabilities	4,231
Derivative liability(1)	2,898
Total other current financial liabilities	$7,129

(1) Refer to Note 24(a) “Derivatives” for further disclosure.

The following is a summary of other financial liabilities at December 31, 2019:

(US$ thousands)	Principal
Collateralized notes payable to equipment financing companies, payable in aggregate monthly instalments ranging from $4 to $124 through September 19, 2021. Interest is payable at fixed rates ranging up to 5.5% per annum	$4,039
Unsecured notes payable to insurance premium finance company, payable in aggregate monthly instalments ranging from $372 to $467 with a fixed rate ranging up to 3.80% per annum	3,401
Total other financial liabilities	7,440
Less current instalments	5,894
Other financial liabilities, excluding current instalments	$1,546

*See Note 12, Other Assets, for debt issuance costs related to the revolving credit facility.

The other financial liabilities to equipment financing companies are collateralized by the equipment being financed plus certain other equipment owned by the Company.

18. Contract Obligations

In connection with the acquisition of the Logan assets, the Company assumed certain non-market contracts related to various coal leases. The non-market coal leases require royalty payments based on a percentage of the realization from the sale of the respective coal under lease. The Company recorded $27.3 million related to the non-market portion of the coal leases and is amortizing it ratably over the respective estimated coal reserves as they are mined and sold.

In connection with the acquisition of Curragh, the Company assumed the Stanwell non-market coal supply agreement (CSA) with a fixed pricing component that was effectively below the market price at the date of acquisition. The Company recorded $307.0 million related to the unfavorable pricing of the Stanwell CSA and is amortizing it ratably based on the tons sold through the contract. The amortization of this liability for the year ended December 31, 2020 and 2019 were $32.6 million and $33.9 million, respectively, and was recorded as other revenues in the statement of comprehensive income.

The following is a summary of the contract obligations as of December 31, 2020:

(US$ thousands)	Short-term	Long-term	Total
Coal leases contract liability	$843	20,667	21,510
Stanwell below market coal supply agreement	39,452	165,156	204,608
	$40,295	185,823	226,118

The following is a summary of the contract obligations as of December 31, 2019:

Coronado Global Resources Inc. Form 10-K December 31, 2020 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ thousands)	Short-term	Long-term	Total
Coal leases contract liability	843	21,312	22,155
Stanwell below market coal supply agreement	36,092	183,565	219,657
	$36,935	204,877	241,812

19. Deferred Consideration Liability

On August 14, 2018 the Company completed the purchase of the Stanwell Reserved Area, or the SRA, adjacent to the current Curragh mining tenements. This area was acquired on a deferred consideration basis and on acquisition the Company recognized a “Right-to-mine-asset” and a corresponding deferred consideration liability of $155.2 million (A$210.0 million), calculated using a pre-tax discount rate of 13% representing fair value of the arrangements and the date of acquisition. The deferred consideration liability will reflect passage of time changes by way of an annual accretion at the pre-tax discount rate of 13% and will be settled as a discount to the price of thermal coal supplied to Stanwell over the term of a new coal supply agreement which is expected to commence in 2027. The accretion of deferred consideration is recognized in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income. The right-to-mine-asset will be amortized over the coal reserves mined from the SRA.

	December 31,
(US$ thousands)	2020	2019
Stanwell Reserved Area deferred consideration	$216,513	$174,605
	$216,513	$174,605

20. Workers’ Compensation and Pneumoconiosis (“Black Lung”) Obligations

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

The Company obtained workers compensation insurance for work related injuries, including black lung, through a third-party commercial insurance company for the years ended December 31, 2020, 2019 and 2018. The insurance policy covers claims that exceed $0.5 million per occurrence for all years, or aggregate claims in excess of $15.0 million, $17.0 million and $18.0 million for policy years ending May 2021, May 2020 and May 2019. Per the contractual agreements, the Company was required to provide a collateral deposit of $28.0 million for policy years 2017 through 2021 ending to May 31, 2021, which is accomplished through providing a combination of surety bonds, letters of credit and cash collateral in an escrow account. As of December 31, 2020, the Company has provided $2.3 million of surety bonds, $16.8 million of letters of credit and $6.9 million of cash collateral totaling $26.0 million. The remaining collateral is required to be provided by March 31, 2021.

For the years ended December 31, 2020, 2019 and 2018, the consolidated statements of operations included Company incurred claims, premium expenses and administrative fees related to worker’s compensation benefits of $9.5 million, $13.8 million and $18.7 million, respectively. As of December 31, 2020, and December 31, 2019, the estimated workers’ compensation liability was $24.4 million and $20.9 million, respectively, representing claims incurred but not paid based on the estimate of the outstanding claims under the coverage limits and the actuarially determined retained liability under the aggregate claim amount. The Company’s estimated workers’ compensation liabilities are recorded within accrued expenses and other current liabilities in the consolidated balance sheets.

21. Employee Benefit Plans

The Company has a 401(k)-defined contribution plan in which all US full time employees are eligible to participate upon their date of hire. Employees generally may contribute up to 100% of their qualifying compensation subject to statutory limitations. The Company matches up to 100% up to the first 4% of the participant’s annual compensation for all employees except for those employed at Buchanan. For employees at Buchanan, the Company matches up to 100% of the first 6% of the participant’s annual compensation. The Company’s contributions immediately vest. Total Company contributions for the years ended December 31, 2020, 2019 and 2018 amounted to $2.7 million, $3.3 million and $3.6 million, respectively.

Coronado Global Resources Inc. Form 10-K December 31, 2020 134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the United States, the Company is self-insured for employee health care claims up to the lesser of $0.2 million per covered person or an aggregate amount depending on the various coverages provided to employees throughout the plan year for all employees. The Company has purchased coverage from a commercial insurance carrier to provide for any claims in excess of these amounts. At December 31, 2020 and 2019, the Company had provided accruals of $1.6 million and $2.2 million, respectively, for claims incurred but not paid based on management’s estimate of the Company’s self-insured liability. For the years ended December 31, 2020, 2019 and 2018, the Company incurred claims, premium expenses and administrative fees related to this plan totaling $23.9 million, $28.0 million and $23.7 million respectively.

22.Share-Based Compensation

Total stock-based compensation expense was $1.6 million, $0.3 million and $0.5 for the years ended December 31, 2020, 2019 and 2018 respectively, and was included as a component of selling, general, and administrative expenses in the Company’s consolidated statements of operations. The stock-based compensation expense includes compensation expense recognized in full at the grant date for employees that meet certain retirement eligibility criteria per the 2018 Plan.

As of December 31, 2020, the Company had $1.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. This cost is expected to be recognized over a weighted-average period of 2.25 years for the 2018 grant and 3.25 years for the 2020 grant as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

(a) 2018 Equity Incentive Plan

In connection with the completion of the Company’s initial public offering of common stock, the Company implemented the Coronado Global Resources Inc. 2018 Equity Incentive Plan, or the 2018 Plan, which is designed to align compensation for certain key executives with the performance of the Company. Since its approval, there have been no updates to the 2018 Plan or issuance of a new plan.

The 2018 Plan provides for the grant of awards including stock options, or Options; stock appreciation rights; restricted stock units, or RSUs; and restricted stock, valued in whole or in part with reference to shares of the Company’s CDIs or common stock, as well as performance-based awards, including performance stock units, or PSUs, denominated in CDIs or shares of common stock. The Company has granted Options, RSUs and PSUs, all in CDIs with 10 CDIs representing 1 share of common stock.

The Company measures the cost of all stock-based compensation, including stock options, at fair value on the grant date and recognizes such costs within “Selling, general and administrative expense” in the Consolidated Statements of Operations and Comprehensive Income. The Company recognizes compensation expense related to Options and PSUs that cliff vest using the straight-line method during the requisite service period. For stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals during the performance period. The Company accounts for forfeitures as and when they occur.

All awards require the grantee to be employed by the Company at either the vesting date or settlement date except for grantees who meet certain retirement criteria under the 2018 Plan.

As of December 31, 2020, the following awards were granted under the 2018 Plan:

Grant year	Vesting date	Performance period	Stock Options	PSUs
2020	31/03/2024	01/01/2020 - 31/12/2022	-	3,203,988
2018	31/03/2023	01/01/2019 - 31/12/2021	1,336,454	1,001,914

Relative TSR Awards: For the Options and PSUs granted, the Company included a relative total shareowner return, or TSR, modifier to determine the number of shares which will vest at the end of the performance period. The TSR is deemed a market condition under Financial Accounting Standard Board Codification Topic “Compensation – Stock Compensation”, or FASB Topic 718. These awards are determined based on the Company’s percentile ranking of TSR over the performance period relative to a predefined comparator group of companies. For 55.56% of the PSUs granted in 2020 and 25% of Options and PSUs granted in 2018 that will vest, will be determined based on TSR.

Awards subject to TSR vest based on service and market conditions. The fair value of relative TSR was estimated on the grant date using a Monte Carlo simulation model.

Coronado Global Resources Inc. Form 10-K December 31, 2020 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scorecard Awards: The number of Options and PSUs, that will ultimately vest is based on the certified achievement of predefined scorecard performance metrics, or the Scorecard. The Scorecard are deemed a performance condition under FASB Topic 718. For 44.44% of the PSUs granted in 2020 the number of awards that will ultimately vest will be determined based on the Scorecard relating to safety and cash flow. For 75% of Options and PSUs granted in 2018 that will ultimately vest will be determined based on the Scorecard relating to safety, production volumes and production costs.

Awards subject to Scorecard vest based on service and performance conditions. The fair value of the Options Scorecard was estimated on the grant date using a Black-Sholes-Merton option-pricing model.

Performance metrics applicable to the awards granted as summarized below:

Grant year	Relative TSR	Scorecard
	TSR	Safety	TSR	Cashflow	Production	Production costs
2020	33.0%	22.0%	22.0%	22.0%	-	-
2018	25.0%	25.0%	-	-	25.0%	25.0%

Stock Option Awards

The Company’s 2018 stock option awards were granted on the date of the IPO with an exercise price of $2.84 per CDI (A$4.00 per CDI) which was equal to the Company’s IPO Price.

The Company’s Stock Option activity is summarized below:

Stock Option Plan Activity	2020	2019	2018
Opening at the beginning of the year	1,292,476	1,336,454	—
Granted	—	—	1,336,454
Forfeited	(209,375)	(43,978)	—
Outstanding at the end of the year	1,083,101	1,292,476	1,336,454
Exercisable at the end of the year	—	—	—

	2020	2019	2018
Weighted-average exercise price per CDI (US$)	$2.54	$2.54	$2.84
Weighted-average remaining contractual term (in years)	2.25	3.25	4.25

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

No stock option awards vested during the year ended December 31, 2020.

The assumptions used to determine the Options fair value on grant date were as follows:

2018 Grant
Expected term of the stock options (in years) (i)	7.22
Dividend yield (ii)	10%
Expected volatility (iii)	35%
Risk-free interest rate (iv)	2.46%

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
Coronado Global Resources Inc. Form 10-K December 31, 2020 136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(iii)Expected volatility was estimated using comparable public company’s volatility for similar terms as the Company does not have a long enough operating period as a public company to estimate its own volatility. Over time as the Company develops its own volatility history it will begin to incorporate that history into its expected volatility estimates.

(iv)Risk-free interest rate is based on an interpolated Australian Government Bond Rate at the time of the grant for periods corresponding with the expected term of the option.

The applicable assumptions in determining the fair value of market and performance conditions of the Options awards were the same.

Performance Stock Unit Awards

Activity of the Company’s PSUs that are ultimately payable in the Company’s CDI’s or the equivalent number of shares of common stock granted under the 2018 Plan is summarized below:

Performance Stock Units Plan Activity	2020	2019	2018
Nonvested at the beginning of the year	988,721	1,001,914	—
Granted	3,203,988	—	1,001,914
Forfeited	(189,926)	(13,193)	—
Nonvested at the end of the year	4,002,783	988,721	1,001,914

	2020	2019	2018
Weighted-average grant date fair value (per CDI)	$0.79	$1.83	$1.83
Weighted-average remaining term (in years)	3.01	3.25	4.25

The weighted average grant date fair value of all PSU Awards granted in 2020 was $0.48 (A$0.67). No PSUs vested during the year ended December 31, 2020.

The assumptions used to determine the PSUs fair value on each grant date were as follow:

	2020 Grant	2018 Grant
Time to maturity (in years) (i)	3.49	4.52
Dividend yield (ii)	1.6%	10.0%
Expected volatility (iii)	60.0%	35.0%
Risk-free interest rate (iv)	0.18%	2.23%

(i)Time to maturity represents the period that the Company’s stock-based awards will vest. All awards cliff vest at the end of the requisite service period.

(ii)Dividend yield is the expected average yield of dividends expected over the vesting period.

(iii)For the 2018 grant, the expected volatility was estimated using comparable public company’s volatility for similar terms as the Company does not have a long enough operating period as a public company to estimate its own volatility. For the 2020 grant, the volatility was estimated using comparable public company’s volatility and the Company’s own volatility for similar terms.

(iv)Risk-free interest rate is based on an interpolated Australian Government Bond Rate at the time of the grant for periods corresponding with the expected term of the PSUs.

The above inputs were consistent to determine the fair value of the market and performance conditions of the PSUs awards.

(b)Non-Executive Director Plan

Restricted Stock Units

The Company granted 54,687 RSUs during the year ended December 31, 2018, in lieu of a salary to a non-executive director. These RSU’s vested at the end of December 31, 2019. The RSU’s are granted for nil consideration, as they form part of the participant’s remuneration package.

Coronado Global Resources Inc. Form 10-K December 31, 2020 137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each RSU represents the right to receive one CDI. The fair value of such awards was determined using the weighted average closing CDI price on the grant date and compensation expense is recorded over the requisite service period. Awards vest in full on the grant date.

No RSUs were issued to directors in lieu of their salary during the year ended December 31, 2020.

Activity of the Company’s restricted stock units (RSUs) that are ultimately payable in CDIs stock granted under the Coronado Global Resources Inc. 2018 Non-Executive Director Plan is summarized below:

Restricted Stock Units Plan Activity	2019	2018
Nonvested at the beginning of the year	43,750	—
Granted	—	54,687
Vested	(43,750)	(10,937)
Nonvested at the end of the year	—	43,750

	2019	2018
Weighted-average grant date fair value (per CDI)	$—	$2.84
Weighted-average remaining term (in years)	—	1.00

(c)Short Term Incentive Plan

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

During the year ended December 31, 2020, the Company granted 552,129 RSUs to eligible participants under the 2019 STI Plan. The weighted average grant date fair value of all RSUs granted under this plan was $1.29 (A$1.93) per CDI. These RSUs were not vested at December 31, 2020.

23. Income Taxes

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

As there was U.S. taxable income in tax years 2018 and 2019, the Company will be able to carryback the 2020 losses in order to receive a refund of taxes assessed in these tax years of approximately $7.9 million.

The Company has tax losses carried forward in the U.S. of $10.9 million, which are indefinite lived.

Coronado Global Resources Inc. Form 10-K December 31, 2020 138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On 6 October 2020, the Australian Government, as part of the 2020–21 Australian Federal Government Budget, announced that it will target support to businesses and encourage new investment through a loss carry back regime. Eligible corporate entities that previously paid corporate income taxes in a relevant year and have subsequently made taxable losses can claim a refundable tax offset up to the amount of their previous income tax liabilities.

As the Australian operations made a taxable loss in the current year and paid taxes both the previous year the Australian group will be able to utilize the tax loss carry back regime to receive a refund of approximately $6.9 million.

The Australian Operations has tax losses carried forward of $46.7 million, which are indefinite lived.

Income (loss) from continuing operations before income taxes for the periods presented below consisted of the following:

	December 31,
(US$ thousands)	2020	2019	2018
U.S.	$(116,354)	138,411	133,120
Non-U.S.	(170,199)	281,747	56,681
Total	$(286,553)	420,158	189,801

Total income tax expense for the periods presented below consisted of the following:

	December 31,
(US$ thousands)	2020	2019	2018
Current:
U.S. federal	$(28,959)	16,518	12,613
Non-U.S.	(18,967)	79,228	7,493
State	(1,034)	3,737	1,885
Total current	(48,960)	99,483	21,991
Deferred:
U.S. federal	18,353	3,733	33,190
Non-U.S.	(18,757)	6,030	11,728
State	(10,652)	5,435	8,303
Total deferred	(11,056)	15,198	53,221
Total income tax expense	$(60,016)	114,681	75,212

Coronado Global Resources Inc. Form 10-K December 31, 2020 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the expected statutory federal income tax expense (benefit) to the Company’s income tax benefit for the periods presented below:

	December 31,
(US$ thousands)	2020	2019	2018
Current:
Expected income tax expense (benefit) at U.S. federal statutory rate	$(60,176)	88,233	39,858
Non-taxable income	—	—	(21,777)
Permanent differences	(3,144)	3,246	147
Initial recognition of deferred taxes	—	—	40,557
Foreign tax deductions method change and prior year amendments	28,952	—	—
Australian branch impact on US taxes	(21,398)	15,956	13,236
State income taxes, net of federal benefit	(4,250)	7,246	3,191
Total income tax expense	(60,016)	114,681	75,212
Effective tax rate	20.9%	27.3%	39.6%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes using the enacted tax rates and laws currently in effect. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2020 were as follows:

Coronado Global Resources Inc. Form 10-K December 31, 2020 140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ thousands)	2020	2019
Deferred income tax assets:
Accruals and provisions	$35,523	26,572
Contract obligations	157,446	156,929
Asset retirement obligation	42,475	25,992
Goodwill	7,491	7,491
Tax losses	56,340	—
Interest limitation carried forward	—	—
Other	20,286	37,406
Gross deferred income tax assets	319,561	254,390
Valuation allowance (1)	(26,523)	(19,988)
Total deferred income tax assets, net of valuation allowance	293,038	234,402
Deferred income tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	(272,450)	(258,816)
Warehouse stock	(15,886)	(13,570)
U.S. liability on foreign deferred taxes	(17,254)	(1,993)
Other	(27,160)	(5,144)
Total deferred income tax liabilities	(332,750)	(279,523)

Net deferred income tax liability	(39,712)	(45,121)

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

The Company first recorded unrecognized tax benefits of 14.2 million during the year ended December 31, 2019. During the year, the Company assessed these tax positions and resolved the uncertainty related to those positions. Accordingly, the position of $14.2 million related to the uncertain tax benefits, related to prior periods, was released. The Company did not enter into any new uncertain tax positions during the year ending December 31, 2020, and as a result the Company does not have any recorded uncertain tax positions as of December 31, 2020. The release of uncertain tax positions during the year ending December 31, 2020 did not impact the Company’s provision for income taxes.

We recorded no amounts related to interest and penalties for 2020, 2019 and 2018 and these years remain open to examination by U.S. and Australian tax authorities.

24. Derivatives and Fair Value Measurement

(a) Derivatives

The Company may use derivative financial instruments to manage its financial risks in the normal course of operations, including foreign currency risks, commodity price risk related to purchase of raw materials (such as gas or diesel) and interest rate risk. Derivatives for speculative purposes is strictly prohibited under the Treasury Risk Management Policy approved by the Board of Directors.

The financing counterparties to the derivative contracts potentially expose the Company to credit-related risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of the financial instrument. The Company mitigates credit risk by entering into derivative contracts with high credit quality counterparties, limiting the amount of exposure to each counterparty and frequently monitoring their financial.

Coronado Global Resources Inc. Form 10-K December 31, 2020 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forward fuel contracts

In 2019, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel that is used, or expects to use, at its Australian Operations during 2020. During year ended December 31, 2020, the Company entered into additional derivative contracts in relation to fuel it expects to consume at its Australian Operations in 2021. The aggregate notional amount for all outstanding derivative contracts had a purchase value of $51.9 million at December 31, 2020, and $57.2 million at December 31, 2019.

Unrealized losses, net of tax, recognized in “Accumulated other comprehensive loss” as at December 31, 2020, are expected to be recognized into “Cost of coal revenues” in the Consolidated Statement of Operations and Comprehensive Income, $2.9 million within the next 12 months when the hedged transaction impacts income. Refer to Note 25 “Accumulated Other Comprehensive losses” for further disclosure.

Forward foreign currency contracts

The Australian Operations utilize the cash it generates from its US$ denominated coal sales revenue to fund its operating costs, which are predominantly in A$. The Company enters into forward foreign currency contracts to hedge its foreign exchange exposure on a portion of the US$ denominated coal sales revenue at Curragh, whose functional currency is A$. As at December 31, 2019, the aggregated notional amount of the outstanding forward currency contracts designated was cash flow hedges were $24.3 million. As at December 31, 2020, there were no outstanding forward foreign currency derivative contracts.

The fair value of foreign currency and diesel fuel derivatives reflected in the accompanying Consolidated Balance Sheet are set forth in the table below:

		December 31, 2020	December 31, 2019
(US$ thousands)	Classification	Derivative liability	Derivative asset
Forward fuel contracts	Other current assets	—	3,180
	Other current financial liabilities	2,898	—

Forward foreign currency contracts	Other current assets	—	953

		2,898	4,133

The following table presents our details of foreign currency and diesel fuel outstanding hedge contracts:

	December 31, 2020			December 31, 2019
(in thousands)	Notional amount (thousands)	Unit of measure	Varying maturity dates	Notional amount (thousands)	Unit of measure	Varying maturity dates
Designated forward fuel contracts	135,114	Liters	January 2020 – December 2021	121,957	Liters	January 2020 – December 2020

Designated forward foreign currency contracts	—	—	—	24,300	US$	January 2020 - March 2020

Other derivatives

During year ended December 31, 2018 the Company entered into a foreign exchange swap contract to hedge against the exposure fluctuations in the Australian Dollar against the U.S. Dollar on the purchase price of Curragh between the Agreement date and the completion date. The Company elected not to formally designate the swaps as cash flow hedges. As such, the Company accounted for the foreign exchange swaps as an economic hedge and recorded at fair value at the end of each reporting period. Pursuant with ASC 815, the foreign exchange swaps were initially recorded at fair value and all subsequent changes were recorded to “Other, net” (see Note 7 “Other, net”) within the Consolidated Statements of Operations.

Coronado Global Resources Inc. Form 10-K December 31, 2020 142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Instruments Measured on a Recurring Basis

As of December 31, 2020, the Company has the following financial instruments that are required to be measured at fair value on a recurring basis:

• Forward commodity contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

• Contingent royalty: fair value is determined using the projected cash flow modelling technique (Level 3)

The following tables set forth the hierarchy of the Company’s net financial liabilities positions for which fair value is measured on a recurring basis as of December 31, 2020:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$2,898	$—	$2,898
	$—	$2,898	$—	$2,898

The Company’s net financial liability positions for which fair value is measured on a recurring basis as of December 31, 2019 was as follows:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$3,180	$—	$3,180
Forward foreign currency contracts	—	953	—	953
Contingent royalty	—	—	(1,543)	(1,543)
	$—	$4,133	$(1,543)	$2,590

Coronado Global Resources Inc. Form 10-K December 31, 2020 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Royalty Consideration

Key assumptions in the valuation include the gross sales price forecast, export volume forecast, volatility, the risk-free rate, and credit-spread of the Company.

Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands, except weighted average)	Fair value at December 31, 2020	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability	$—	Projected cash flows	Gross sales price forecast per ton	$88.3 to $93.3 ($91)
			Export volume forecast (000’s)	829 tons over 3 months

Given the remaining period of the Contingent Royalty obligation is short-term (three months to March 31, 2021), the valuation technique has been changed from Black-Scholes Option model to projected cash flows.

As a result of the decline in market coal price and the increase of the agreed floor price as the agreement reaches maturity, the Company’s projected cash flows resulted in no Contingent royalty liability as at December 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements
(US$ thousands, except weighted average)	Fair value at December 31, 2019	Valuation technique	Unobservable input	Range (Weighted Avg.)
Contingent Royalty Liability(1)	$1,543	Black-Scholes Option model	Gross sales price forecast per ton	$87.26 to $104.73 ($94.76)
			Export volume forecast (000’s)	4445 tons over 15 months
			Volatility	15.60%
			Risk-free rate	1.59% to 1.91% (1.81%)
			Company credit spread	6.35%

(1) $0.69 million of this amount is classified as a current liability with the remainder of $0.86 million being classified as a non-current liability.

Other than the estimated fair values of the assets acquired, and liabilities assumed in connection with the acquisitions described in Note 3 “Acquisitions” and Note 6 “Impairment of assets”, which are level 3 fair value measurements, there are no other fair value measurements of assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2020 and December 31, 2019.

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Refer to Note 6 “Impairment of Assets” for valuation technique used for measuring fair value.

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of December 31, 2020 and 2019:

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

25. Accumulated Other Comprehensive Losses

The Company’s Accumulated Other Comprehensive Losses consists of foreign currency translation adjustment from subsidiaries not using the U.S. dollar as their functional currency and net gains or losses on certain derivatives instruments accounted for as cash flow hedges.

Coronado Global Resources Inc. Form 10-K December 31, 2020 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Net unrealized gain (loss)
(US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Cash flow foreign currency hedges	Total
Balance at December 31, 2018	$(45,827)	$(3,782)	$—	$(49,609)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income (loss) before reclassifications	(2,438)	9,826	(474)	6,914
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	(1,026)	1,447	421
Tax effects	—	(2,640)	(292)	(2,932)
Total net current-period other comprehensive income (loss)	(2,438)	6,160	681	4,403
Balance at December 31, 2019	(48,265)	2,378	681	(45,206)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income (loss) before reclassifications	(11,204)	(26,661)	(1,424)	(39,289)
Gain on long-term intra-entity foreign currency transactions	32,692	—	—	32,692
Loss reclassified from accumulated other comprehensive income (loss)	—	20,432	457	20,889
Tax effects	—	1,822	286	2,108
Total net current-period other comprehensive income (loss)	21,488	(4,407)	(681)	16,400
Balance at December 31, 2020	$(26,777)	$(2,029)	$—	$(28,806)

26. Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2021	$6,193
2022	5,140
2023	5,111
2024	4,922
2025	4,652
Thereafter	25,170
Total	$51,188

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of December 31, 2020, purchase commitments for capital expenditures were $24.9 million, all of which is obligated within the next 12 months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years. In the U.S., the Company typically negotiates its rail and coal terminal on an annual basis. As of December 31, 2020, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.4 billion, of which approximately $119.2 million is obligated within the next year.

Coronado Global Resources Inc. Form 10-K December 31, 2020 146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Contingencies

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

Facility B of the SFA provides A$130.0 million for issuing multicurrency bank guarantees and bank letters of credit. At December 31, 2020, Facility B of the SFA had been utilized to issue A$94.6 million of bank guarantees and bank letters of credit on behalf of the Company. A significant portion of these bank guarantees have been issued in respect of certain rail and port arrangements of the Company.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation and workers’ compensation obligations. The Company can also use bank letters of credit to collateralize certain obligations. As of December 31, 2020, the Company had outstanding surety bonds of $32.3 million, to secure various obligations and commitments.

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

28. Related‑Party Transactions

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

In connection with the JEP Variable Interest Entity, the Company issued a note receivable to their partner in JEP, SYR in 2013. The note provides additional capital to SYR to aid them in funding JEP. At December 31, 2020, the note had a balance of $0.6 million with related interest receivable of $0.2 million. As of December 31, 2019, the note had a balance of $0.6 million with related interest receivable of $0.2 million. These balances are included in related party receivables.

X-Coal

During the year the company sold coal to Xcoal Energy and Resources (“Xcoal”), an entity associated with Non-Executive director, Mr. Ernie Thrasher. Revenue from Xcoal of $134.6 million, $468.9 million and $444.9 million, respectively, are recorded as coal revenues on the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2020, the Company purchased coal from Xcoal totalling $10.3 million and the corresponding payable was offset against trade receivables from Xcoal. The cost of purchasing coal from Xcoal is recorded within “Cost of coal revenues” in the Consolidated Statement of Operations and Comprehensive Income.

At December 31, 2020 amounts due from Xcoal in respect of coal sales are $91.0 million, of which $85.2 million was past due and $5.8 million was secured by a letter of credit. As of December 31, 2019, amounts due from Xcoal in respect of coal sales were $86.8 million. These balances are included in related party receivables. Sales to Xcoal are currently on prepayment, letter of credit or cash on delivery terms. During the quarter ended December 31, 2020, Xcoal did not make any payments in respect of their past due receivables. Subsequent to December 31, 2020, the Company has collected $20.1 million against the past due account receivable reducing the outstanding past due balance to $65.1 million at February 25, 2021. The Company expects to receive all outstanding trade receivables amounts from Xcoal by September 30, 2021. To account for the expected timing of collection, a provision for discounting and credit losses of $9.0 million was recognized at December 31, 2020. The carrying value of related party trade receivables from Xcoal, net of the provision for discounting and credit losses, as at December 31, 2020, was $82.0 million.

Coronado Global Resources Inc. Form 10-K December 31, 2020 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As described in Note 6, Coronado Coal LLC and Coronado II LLC merged to form Coronado Group LLC in July 2015. Coronado IV LLC was merged into Coronado Group LLC on June 30, 2016. Under the updated formation agreement dated June 30, 2016, the 2,500 designated and authorized units under the initial formation of Coronado Group LLC were replaced by these new units. At December 31, 2020 and 2019, 2,900 management incentive units were outstanding.

The new incentive units are comprised of three tiers, which entitle the holders to receive distributions from Coronado Group LLC subordinate to the distributions to be received by Members. As of December 31, 2020, a portion of the authorized units have been allocated to various members of the Company’s management including Mr. Garold Spindler, CEO, and Mr. James Campbell, President and COO, both of whom are also members of Coronado Group LLC.

Stockholder’s Agreement and Registration Rights and Sell-Down Agreement

As of December 31, 2020, Coronado Group LLC has beneficial ownership in the aggregate of 55.9% of the Company’s Shares. On September 24, 2018, Coronado Group LLC and the Company entered into a Stockholder’s Agreement and a Registration Rights and Sell-Down Agreement which governs the relationship between Coronado Group LLC and the Company while the EMG Group beneficially owns in the aggregate at least 50% of our outstanding shares of common stock (including shares of common stock underlying CDIs), including certain governance matters relating to the Company. Under this Agreement, Coronado Group LLC has the ability to require the Company to register its shares under the US Securities Exchange Act of 1934 and to provide assistance to Coronado Group LLC in selling some or all of its shares (including in the form of CDIs).

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

29. Subsequent Events

On January 6, 2021, the Company entered into an agreement with a third party financier to sell and leaseback items of property, plant and equipment owned by Curragh, a wholly owned subsidiary of the Company. The transaction did not satisfy the sale criteria under ASC 606 – Revenues with Contracts with Customers. As a result, the transaction was deemed a financing arrangement and the Company continued to recognize the underlying property, plant and equipment on its consolidated balance sheet. The proceeds received from the transaction of $23.5 million (A$30.2 million) was recognized as other financial liabilities. The term of the financing arrangement ranges up to five years with an implied interest rate up to 7.8% per annum.

Under the terms of the second waiver agreement with the SFA lenders on August 12, 2020, 40% all funds received from the transaction were used to repay a portion of drawn balances under the SFA and the total SFA credit facility was reduced from $550.0 million to $540.6 million.

30.Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
(in US$ thousands, except per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$409,317	$304,348	$376,385	$372,212
Operating income (loss)	1,626	(53,264)	(40,395)	(55,918)
Net loss	(8,863)	(114,330)	(41,794)	(61,550)
Earnings per share of common stock	(0.09)	(1.18)	(0.37)	(0.44)

	Three Months Ended
(in US$ thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$591,879	$642,457	$535,841	$445,571
Operating income	142,978	176,615	110,208	27,002
Net income	96,820	117,506	69,099	22,052
Earnings per share of common stock	1.00	1.22	0.71	0.23

Coronado Global Resources Inc. Form 10-K December 31, 2020 149

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Coronado Global Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheet of Coronado Global Resources, Inc. (the Company) as of December 31, 2020, the related Consolidated Statements of Operation and Comprehensive Income, Stockholder’s Equity, and Cash Flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of ASU 2016-13: Financial Instruments—Credit Losses (Topic 326)

As discussed in Note 2(a) to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020, due to the adoption of ASU 2016-31: Financial Instruments—Credit Losses (Topic 326). See below for discussion of our related critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Coronado Global Resources Inc. Form 10-K December 31, 2020 150

Impairment of Greenbrier
Description of the matter

As disclosed in Note 6 to the consolidated financial statements the Company recorded an impairment charge of US$78.1 million related to the Greenbrier mine for the year ended December 31, 2020.

Long-lived assets, such as property, plant, and equipment are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360 – Property, Plant, and Equipment. The Company first compares undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value exceeds the undiscounted cash flows an impairment is recognized to the extent the carrying value exceeds its fair value. In determining fair value, the Company used various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals.

Following the idling of the Greenbrier mine for an undetermined period due to the COVID-19 induced economic downturn and associated declines in metallurgical coal prices throughout 2020, the Company identified impairment indicators existed, and performed an assessment in accordance with ASC 360.

Auditing the measurement of the impairment loss was complex due to the judgment involved in selecting an appropriate method to determine fair value of the asset and the degree of subjectivity involved in selecting appropriate assumptions about future coal market and economic conditions. At December 31, 2020, the Company’s fair value estimation process involved evaluating the evidence provided by its ongoing marketing process for the asset, including non-binding offers from third parties (“indicative offer”). The Company also performed a discounted cash flow analysis to evaluate the reasonability of the fair value point estimate provided by the indicative offer. Significant assumptions used in the Company’s discounted cash flow analysis included coal price forecasts, projected mine production volumes, operating costs and capital costs (included in its life of mine plan) and discount rate.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the asset group and to measure the impairment loss, including controls over management’s review of the impairment calculations and the approval of significant assumptions and data inputs described above.

Our testing of the Company’s impairment measurement also included evaluating relevant documents relating to the marketing process. As the Company’s fair value at December 31, 2020 was estimated based on the indicative offer, we inspected the indicative offer and evaluated its suitability as an estimate of fair value for the Greenbrier mine. We recalculated the impairment charge as the difference between the carrying amount of the asset group and its fair value (implied by the indicative offer).

With the assistance of our valuation specialists, we evaluated the forecast coal prices and discount rate used in the Company’s discounted cash flow model. In addition, we compared projected mine production volumes, operating costs and capital costs to those in the life of mine plans. In addition, we recalculated the fair value implied by the Company’s discounted cash flow and compared it against the valuation implied by the indicative offer.

Coronado Global Resources Inc. Form 10-K December 31, 2020 151

Related Party Receivable
Description of the matter

As disclosed in Note 28 to the consolidated financial statements the Company sells coal to a related party, Xcoal Energy & Resources, LLC, (Xcoal), which represented $135 million or 9% of total revenue for the year.

The Company assesses its outstanding coal sales receivables from customers, including Xcoal, for collectability in accordance with ASC 326 Financial Instruments — Credit Losses. As discussed above and in Note 2(a) to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 on adoption of the new standard. At December 31, 2020, the Group had an outstanding receivable with Xcoal of $91.0 million, of which $85.2 million was past due. During the year the Company changed its credit terms with Xcoal, requiring all coal sales from April 2020 to be secured by letter of credit or cash be received prior to delivery of coal. The Company expected a staged reduction in the past due receivable balance through to December 31, 2020. During the quarter ended December 31, 2020, Xcoal did not make any payments in respect of past due receivables. Subsequent to December 31, 2020, Xcoal has made further payments totaling $20.1 million in respect of past due receivables.

In completing its December 31, 2020 assessment of current expected credit loss (“CECL”) the Company continues to assess Xcoal’s probability of default as low. However, given observed payment delays, the Company concluded uncertainty exists in respect of the timing of cash receipts for the outstanding balance. The Company has recorded a provision for discounting and credit losses for its estimate of the present value discount associated with the timing of its forecast cash receipts for Xcoal of $9.0 million at December 31, 2020.

The determination of provision for discounting and credit losses or CECL is subjective, and requires judgment in relation to: the selection of the most appropriate estimation technique; consideration of historical loss data and expectations regarding future events, including the probability of default; timing of future payments by the customer, and the appropriate discount rate to be applied in determining the present value of the receivable. The assessment is also subject to estimation uncertainty due to the non-public status of Xcoal and limited market data available regarding its credit risk and available funding.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s credit risk approval and monitoring processes, including controls over the review and approval of significant judgments and data inputs described above.

In auditing the Company’s provision for discounting and credit losses our procedures included, among others, considering the appropriateness of the method adopted by the Company for measuring its provision and assessing the appropriateness of the assumptions used by management, both quantitative and qualitative, to determine its estimate.

For quantitative and qualitative assumptions, we considered significant changes from prior estimates and evaluated the consistency between assumptions used with that in the Company’s budgets and cash flow forecasts. We inspected Board minutes and other analyses prepared by the Company in respect of its expectations of staged payments and the ongoing assessment of creditworthiness of the customer. We evaluated the assumptions used, such as the probability of default, expected timing of receipts and the discount factor applied for consistency with other evidence obtained during our audit. We recalculated the present value of the receivable performed by management in estimating the provision for discounting and credit losses.

/s/ Ernst & Young

We have served as the Company’s auditor since 2020.

Brisbane, Australia

February 25, 2021

Coronado Global Resources Inc. Form 10-K December 31, 2020 152

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coronado Global Resources Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Coronado Global Resources Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity/members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2013 to 2019.

Richmond, Virginia
February 24, 2020, except as to note 4,

which is as of February 25, 2021

Coronado Global Resources Inc. Form 10-K December 31, 2020 153

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Coronado Global Resources Inc. Form 10-K December 31, 2020 154

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Group Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and concluded that such disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020, using the framework specified in Internal Control – Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Our Independent Registered Public Accounting Firm, Ernst & Young, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

Coronado Global Resources Inc. Form 10-K December 31, 2020 155

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Coronado Global Resources, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Coronado Global Resources, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, Coronado Global Resources, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 31, 2020, the related Consolidated Statements of Operation and Comprehensive Income, Stockholders’ Equity and Cash Flows for the year ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young

Brisbane, Australia

February 25, 2021

Coronado Global Resources Inc. Form 10-K December 31, 2020 156

ITEM 9B. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-K December 31, 2020 157

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished by this Item will be set forth in our definitive proxy statement for the 2021 Annual Meeting of Shareholders, or the Proxy Statement, under the heading “Executive Officers and Corporate Governance”, and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished by this Item will be set forth in the Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be furnished by this Item will be set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be furnished by this Item will be set forth in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

Coronado Global Resources Inc. Form 10-K December 31, 2020 158

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
4.1

Stockholder’s Agreement, dated as of September 24, 2018, by and between the Company and Coronado Group (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

4.2

Registration Rights and Sell-Down Agreement, dated as of September 24, 2018, by and between the Company and Coronado Group (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

4.3

Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 000-56044) filed on February 24, 2020 and incorporated herein by reference)

10.1

Relationship Deed, dated as of September 24, 2018, by and among the Company, Coronado Group, certain EMG Group entities and their affiliates (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.2†‡

Syndicated Facility Agreement, dated as of September 15, 2018, by and among Coronado Finance Pty Ltd, other affiliates of the Company and Westpac Banking Corporation (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 28, 2019 and incorporated herein by reference)

10.3†‡

Amendment Agreement to Syndicated Facility Agreement, dated as of September 11, 2019, by and among Coronado Finance Pty Ltd, other affiliates of the Company, Westpac Banking Corporation, and Westpac Administration Pty Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on November 7, 2019 and incorporated herein by reference)

10.4†‡

Second Waiver and Modification Agreement, dated as of August 12, 2020, by and among Coronado Finance Pty Ltd. The Company, other affiliates of the Company and Westpac Banking Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on November 10, 2020 and incorporated herein by reference).

10.5>‡

Coronado Global Resources Inc. 2019 Short-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.6>‡

Coronado Global Resources Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.7>‡

Coronado Global Resources Inc. 2018 Non-Executive Director Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.8>‡

Employment Agreement dated as of September 21, 2018, by and between Coronado Global Resources Inc. and Garold Spindler (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31, 2020 159

10.9>‡

Employment Agreement dated as of July 7, 2020, by and between Curragh Queensland Mining Pty Ltd and Gerhard Ziems (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-56044) filed on July 7, 2020 and incorporated herein by reference).

10.10>‡

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

10.12>‡

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

10.18>	Summary of Non-Executive Director Compensation (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 000-56044) filed on February 24, 2020 and incorporated herein by reference)
10.19>

Form of Agreement of Indemnity, Insurance and Access (filed as Exhibit 10.18 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.20‡

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

10.22‡

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

Coronado Global Resources Inc. Form 10-K December 31, 2020 160

10.26†‡

New Coal Supply Agreement, dated as of July 12, 2019, by and between Stanwell Corporation Limited and Coronado Curragh Pty Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on November 7, 2019 and incorporated herein by reference.

21.1	List of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101

The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity/Members’ Capital, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

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

>Management contract, compensatory plan or arrangement

Coronado Global Resources Inc. Form 10-K December 31, 2020 161

ITEM 16. FORM 10-K SUMMARY

None.

Coronado Global Resources Inc. Form 10-K December 31, 2020 162

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

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Garold Spindler	Managing Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2021
Garold Spindler

/s/ Gerhard Ziems	Group Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
Gerhard Ziems

/s/ William Koeck	Director	February 25, 2021
William Koeck

/s/ Philip Christensen	Director	February 25, 2021
Philip Christensen

/s/ Greg Pritchard	Director	February 25, 2021
Greg Pritchard

/s/ Ernie Thrasher	Director	February 25, 2021
Ernie Thrasher

/s/ Laura Tyson	Director	February 25, 2021
Laura Tyson

/s/ Sir Michael Davis	Director	February 25, 2021
Sir Michael Davis

Coronado Global Resources Inc. Form 10-K December 31, 2020 163