Form 10-Q
period 2021-03-31
Coronado Global Resources Inc.
filed 2021-05-10
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐ No☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on April 30, 2021, including shares of common stock underlying CDIs, was 138,387,890.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) March 31, 2021	December 31, 2020
Current assets:
Cash and restricted cash		$33,700	$45,736
Trade receivables		140,023	175,206
Related party trade receivables	15	57,843	81,970
Income tax receivable		19,261	20,325
Inventories	5	113,240	110,135
Other current assets		43,361	44,006
Assets held for sale		51,320	52,524
Total current assets		458,748	529,902
Non-current assets:
Property, plant and equipment, net	6	1,483,334	1,521,508
Right of use asset – operating leases, net		19,146	19,498
Goodwill		28,008	28,008
Intangible assets, net		4,166	4,217
Deposits and reclamation bonds		12,800	8,425
Deferred income tax assets		38,784	24,654
Other non-current assets		10,743	12,264
Total assets		$2,055,729	$2,148,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$48,689	$74,651
Accrued expenses and other current liabilities	7	205,768	234,526
Asset retirement obligations		5,949	6,012
Contract obligations		40,229	40,295
Lease liabilities		9,341	8,414
Other current financial liabilities		5,188	7,129
Liabilities held for sale		15,872	16,719
Total current liabilities		331,036	387,746
Non-current liabilities:
Asset retirement obligations		117,218	116,132
Contract obligations		174,833	185,823
Deferred consideration liability		220,240	216,513
Interest bearing liabilities	9	324,113	327,625
Other financial liabilities		17,646	—
Lease liabilities		18,781	20,582
Deferred income tax liabilities		62,227	64,366
Other non-current liabilities		24,818	22,826
Total liabilities		1,290,912	1,341,613
Common stock $0.01 par value; 1,000,000,000 shares authorized, 138,387,890 shares are issued and outstanding as of March 31, 2021 and December 31, 2020		1,384	1,384
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of March 31, 2021 and December 31, 2020		—	—
Additional paid-in capital		991,811	993,052
Accumulated other comprehensive losses	13	(28,489)	(28,806)
Accumulated losses		(199,889)	(158,919)
Coronado Global Resources Inc. stockholders’ equity		764,817	806,711
Noncontrolling interest		—	152
Total stockholders’ equity		764,817	806,863
Total liabilities and stockholders’ equity		$2,055,729	$2,148,476
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20212

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three Months EndedMarch 31,
	Note	2021	2020
Revenues:
Coal revenues	3	$299,161	$319,492
Coal revenues from related parties	3, 15	68,041	80,118
Other revenues	3	8,909	9,707
Total revenues		376,111	409,317
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		274,103	256,887
Depreciation, depletion and amortization		53,081	45,302
Freight expenses		52,141	42,381
Stanwell rebate		15,819	32,628
Other royalties		20,947	24,298
Selling, general, and administrative expenses		5,775	6,195
Total costs and expenses		421,866	407,691
Operating (loss) income		(45,755)	1,626
Other income (expense):
Interest expense, net		(15,135)	(12,253)
Unwind of discounting and credit losses	15	3,778	—
Other, net	4	(2,928)	4,053
Total other income (expense), net		(14,285)	(8,200)
Loss before tax		(60,040)	(6,574)
Income tax benefit (expense)	8	19,068	(2,291)
Net loss		(40,972)	(8,865)
Less: Net loss attributable to noncontrolling interest		(2)	(2)
Net loss attributable to Coronado Global Resources Inc.		$(40,970)	$(8,863)
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	13	(4,609)	(53,567)
Net gain (loss) on cash flow hedges, net of tax	13	4,926	(34,192)
Total other comprehensive income (loss)		317	(87,759)
Total comprehensive loss		(40,655)	(96,624)
Less: Net loss attributable to noncontrolling interest		(2)	(2)
Total comprehensive loss attributable to Coronado Global Resources Inc.		$(40,653)	$(96,622)

Loss per share of common stock
Basic	11	(0.30)	(0.09)
Diluted	11	(0.30)	(0.09)

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20213

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	(Accumulated	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	losses)	interest	equity
Balance December 31, 2020	$138,387,890	1,384	1	—	993,052	(28,806)	(158,919)	152	806,863
Net loss	—	—	—	—	—	—	(40,970)	(2)	(40,972)
Other comprehensive loss (net of $2,111 tax)	—	—	—	—	—	317	—	—	317
Total comprehensive loss	—	—	—	—	—	317	(40,970)	(2)	(40,655)
Share-based compensation for equity classified awards	—	—	—	—	(538)	—	—	—	(538)
Acquisition of noncontrolling interest	—	—	—	—	(703)	—	—	(150)	(853)
Balance March 31, 2021	$138,387,890	1,384	1	—	991,811	(28,489)	(199,889)	—	764,817

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	earnings	interest	equity
Balance December 31, 2019	$96,651,692	967	1	—	820,247	(45,206)	91,712	221	867,941
Net loss	—	—	—	—	—	—	(8,863)	(2)	(8,865)
Other comprehensive loss (net of $13,781 tax)	—	—	—	—	—	(87,759)	—	—	(87,759)
Total comprehensive loss	—	—	—	—	—	(87,759)	(8,863)	(2)	(96,624)
Share-based compensation for equity classified awards	—	—	—	—	148	—	—	—	148
Dividends paid	—	—	—	—	—	—	(24,163)	—	(24,163)
Balance March 31, 2020	$96,651,692	967	1	—	820,395	(132,965)	58,686	219	747,302

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20214

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,972)	$(8,865)
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	53,081	45,302
Amortization of right of use asset - operating leases	2,246	7,074
Amortization of deferred financing costs	1,379	1,364
Non-cash interest expense	6,647	5,060
Amortization of contract obligations	(8,509)	(6,530)
Loss on disposal of property, plant and equipment	101	75
Decrease in contingent royalty consideration	—	(1,051)
Gain on operating lease derecognition	—	(1,180)
Equity-based compensation expense	(555)	148
Deferred income taxes	(18,437)	(176)
Reclamation of asset retirement obligations	(557)	(759)
Unwind of discounting and credit losses	(3,778)	—
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	59,690	(103,280)
Inventories	(4,701)	11,522
Other current assets	2,255	5,187
Accounts payable	(19,849)	10,262
Accrued expenses and other current liabilities	(26,790)	(8,481)
Operating lease liabilities	(2,758)	(7,512)
Change in other liabilities	6,746	(8,147)
Net cash provided by (used in) operating activities	5,239	(59,987)
Cash flows from investing activities:
Capital expenditures	(28,604)	(41,420)
Purchase of deposits and reclamation bonds	(4,550)	(27)
Redemption of deposits and reclamation bonds	250	—
Net cash used in investing activities	(32,904)	(41,447)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities	53,489	145,000
Debt issuance costs and other financing costs	(1,266)	(72)
Principal payments on interest bearing liabilities and other financial liabilities	(38,110)	(23,156)
Principal payments on finance lease obligations	—	(319)
Dividends paid	—	(24,162)
Net cash provided by financing activities	14,113	97,291
Net decrease in cash and restricted cash	(13,552)	(4,143)
Effect of exchange rate changes on cash and restricted cash	1,516	(3,967)
Cash and restricted cash at beginning of period	45,736	26,553
Cash and restricted cash at end of period	$33,700	$18,443
Supplemental disclosure of cash flow information:
Cash payments for interest	$7,111	$5,906
Cash paid for taxes	$—	$1,448
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20215

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

(b) Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and with the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial reporting issued by the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC and the Australian Securities Exchange, or the ASX, on February 25, 2021.

The interim unaudited condensed consolidated financial statements are presented in U.S. dollars, unless otherwise stated. They include the accounts of Coronado Global Resources Inc., its wholly owned subsidiaries and subsidiaries in which it has a controlling interest. References to “US$” or “USD” are references to U.S. dollars. References to “A$” or “AUD” are references to Australian dollars, the lawful currency of the Commonwealth of Australia. The Company, or Coronado, are used interchangeably to refer to Coronado Global Resources Inc. and its subsidiaries, or to Coronado Global Resources Inc., as appropriate to the context. Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests. All intercompany balances and transactions have been eliminated upon consolidation.

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2020 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2021.

2. Summary of Significant Accounting Policies

Please see Note 2 “Summary of Significant Accounting Policies” contained in the audited consolidated financial statements for the year ended December 31, 2020 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February 25, 2021.

(a) Newly Adopted Accounting Standards

“Income Taxes - Simplifying the Accounting for Income Taxes” - In December 2019, the FASB issued ASU 2019-12, which simplified various aspects related to accounting for income taxes. ASU 2019-12 removed certain exceptions to the general principles in Topic 740 and clarifies and amended existing guidance to improve consistent application. ASU 2019-12.

The adoption of ASU 2019-12 on January 1, 2021 did not have material impact on the Company’s consolidated financial statements

.

3.Segment Information

The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the USA. The Australian Operations comprise the 100%-owned Curragh producing mine complex. The U.S. Operations comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned idled mine complex (Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate).

The Company operates its business along two reportable segments: Australia and the United States. The organization of the two reportable segment reflects how the Company’s chief operating decision maker, or CODM, manages and allocate resources to the various components.

Coronado Global Resources Inc. Form 10-Q March 31, 20216

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reportable segment results as of and for the three months ended March 31, 2021 and 2020 are presented below:

	Australia	United States	Other and Corporate	Total
	($ thousands)
Three months ended March 31, 2021
Total revenues	238,293	137,818	—	376,111
Adjusted EBITDA	(23,059)	36,530	(5,830)	7,641
Net (loss) income	(42,331)	10,391	(9,032)	(40,972)
Total assets	1,082,586	855,527	117,616	2,055,729
Capital expenditures	7,032	14,538	1,034	22,604

Three months ended March 31, 2020
Total revenues	245,142	164,175	—	409,317
Adjusted EBITDA	13,065	38,250	(5,893)	45,422
Net income (loss)	(5,967)	9,130	(12,028)	(8,865)
Total assets	967,809	1,122,521	47,749	2,138,079
Capital expenditures	5,269	35,522	629	41,420

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended
	March 31,
	2021	2020
	(US$ thousands)
Net loss	$(40,972)	$(8,865)
Depreciation, depletion and amortization	53,081	45,302
Interest expense (net of income)	15,135	12,253
Other foreign exchange losses (gains)	1,749	(5,559)
Income tax (benefit) expense	(19,068)	2,291
Losses on idled assets held for sale(1)	1,494	—
Unwind of discounting and credit losses	(3,778)	—
Consolidated adjusted EBITDA	$7,641	$45,422

(1) These losses relate to idled non-core assets that the Company has classified as held for sale with the view that these will be sold within the next twelve months.

The reconciliation of capital expenditures per the Company’s segment information to capital expenditures disclosed on the unaudited consolidated statement of cash flows for the three months ended March 31, 2021 and 2020, are as follows:

Coronado Global Resources Inc. Form 10-Q March 31, 20217

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended March 31,
	2021	2020
	($ thousands)
Capital expenditures per Consolidated Statement of Cash flows	28,604	41,420
Payment for capital acquired in prior periods	(6,000)	—
Capital expenditures per segment detail	22,604	41,420

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s reportable segments, as the company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Three months ended March 31, 2021
	Australia	United States	Total
	($ thousands)
Product Groups:
Metallurgical coal	206,452	136,984	343,436
Thermal coal	22,998	768	23,766
Total coal revenue	229,450	137,752	367,202
Other(1)	8,843	66	8,909
Total	238,293	137,818	376,111

	Three months ended March 31, 2020
	Australia	United States	Total
	($ thousands)
Product Groups:
Metallurgical coal	212,922	159,361	372,283
Thermal coal	25,606	1,721	27,327
Total coal revenue	238,528	161,082	399,610
Other(1)	6,614	3,093	9,707
Total	245,142	164,175	409,317

(1) Other revenue for Curragh includes the amortization of the Stanwell non-market coal supply contract obligation liability.

4. Expenses

Other, Net

	Three months ended
	March 31,
	2021	2020
	(US$ thousands)
Other foreign exchange (losses) gains	(1,749)	5,559
Other expenses	(1,179)	(1,506)
Total Other, net	$(2,928)	$4,053

Coronado Global Resources Inc. Form 10-Q March 31, 20218

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.Inventories

(US$ thousands)	March 31, 2021	December 31,2020
Raw coal	$9,371	$19,557
Saleable coal	40,996	26,581
Total coal inventories	50,367	46,138
Supplies inventory	62,873	63,997
Total inventories	$113,240	$110,135

6.Property, Plant and Equipment

(US$ thousands)	March 31, 2021	December 31,2020
Land	$27,801	$27,985
Buildings and improvements	90,712	89,726
Plant, machinery, mining equipment and transportation vehicles	953,067	939,521
Mineral rights and reserves	374,310	374,340
Office and computer equipment	4,302	4,316
Mine development	575,599	577,631
Asset retirement obligation asset	80,775	81,603
Construction in process	33,587	38,321
	2,140,153	2,133,443
Less accumulated depreciation, depletion and amortization	656,819	611,935
Net property, plant and equipment	$1,483,334	$1,521,508

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(US$ thousands)	March 31, 2021	December 31,2020
Wages and employee benefits	$32,523	$32,386
Taxes other than income taxes	7,732	7,024
Accrued royalties	28,823	36,149
Accrued freight costs	32,312	29,199
Accrued mining fees	60,334	76,044
Acquisition related accruals	32,689	33,119
Other liabilities	11,355	20,605
Total accrued expenses and other current liabilities	$205,768	$234,526

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $32.7 million (A$43.0 million). This amount is outstanding as at March 31, 2021 and December 31, 2020 pending assessment by the Office of State Revenue in Queensland, Australia.

8.Income Taxes

For the three months ended March 31, 2021 and 2020, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2021 effective tax rate is 31.8%. The Company had an income tax benefit of $19.1 million for the three months ended March 31, 2021 on a loss before tax of $60.0 million.

Income tax expense of $2.3 million for the three months ended March 31, 2020, was calculated based on an effective tax rate of 34.8% for the period.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company had no unrecognized tax benefits.

Coronado Global Resources Inc. Form 10-Q March 31, 20219

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As there was U.S. taxable income in tax years 2018 and 2019, the Company will be able to carryback the 2020 losses in order to receive a refund of taxes assessed in these tax years of approximately $11.3 million, which is in “Income tax receivable” in the unaudited consolidated balance sheet.

The Australian group was in a tax loss position for 2020 and will choose to apply the tax loss carryback tax offset rules in order to receive refunds of taxes assessed in 2019 of approximately $7.9 million, which is in “Income tax receivable” in the unaudited consolidated balance sheet.

On April 9, 2021, West Virginia Gov. Jim Justice signed into law House Bill 2026, adopting significant changes to the state’s income tax code including market-based sourcing, single-sales factor apportionment and limitations on temporary or mobile worker withholding. Although no material impact is expected, the Company is currently evaluating the effect it will have on its consolidated financial statements.

9.Interest Bearing Liabilities

The Company’s Multicurrency Revolving Syndicated Facility Agreement, or SFA, dated September 15, 2018 and amended on September 11, 2019, comprises of Facility A ($334 million loan facility), Facility B (A$130 million bank guarantee facility) and Facility C ($191 million loan facility). The SFA has a termination date of February 15, 2023.

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

During 2020, due to the global impacts of COVID-19 on the demand and pricing for metallurgical coal and the resulting uncertainties associated with the pandemic, the Company executed the First Syndicated Facility Agreement Waiver Letter and the Second Syndicated Facility Agreement Waiver Letter, or the waiver, to waive compliance with certain financial covenants to September 30, 2021, or the waiver period.

As part of the waiver extension agreement, the Company’s credit facility permanently reduced by $25.0 million in February 2021 and will permanently reduce in a further two steps by $25.0 million each, in May and August 2021.

At the end of, or after the waiver period, a breach of financial covenants will constitute an event of default under the SFA and all amounts outstanding at that point may become due and payable. The terms of the SFA will revert to the originally agreed terms (but not amounts) at the end of the waiver period.

The availability to fully draw down under the SFA is subject to a modified liquidity buffer of $50.0 million, leading to a review event process if amounts within this buffer are drawn down during the extended waiver period (i.e. before 30 September 2021). However, lender consent required to access the remaining $50.0 million was removed as part of the recent waiver extension.

As at March 31, 2021, the Company met its undertakings under the SFA (as modified and waived in accordance with the terms of the waiver which expires on September 30, 2021). The Company is continuing to pursue a number of strategic initiatives to strengthen its liquidity. These initiatives include, among other things, further operating and capital cost control measures, potential for non-core asset sales and other funding measures. Subsequent to March 31, 2021, the Company announced a proposed refinancing package comprising a new senior secured notes offering and a new asset-based revolving credit facility in conjunction with an equity raise. A portion of the proceeds from these proposed note and equity transactions are intended to repay all the outstanding obligations under the SFA and to terminate such agreement. See note 17 “Subsequent Events.”

Due to uncertainties surrounding the impact of the COVID-19 pandemic on global markets into the future, the Company cannot currently predict the extent of any potential material adverse impact to its business, results of operations, financial condition and ability to comply with financial covenants under the SFA.

Coronado Global Resources Inc. Form 10-Q March 31, 202110

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2021, the Company borrowed a total amount of $30.0 million under the SFA for working capital and corporate purposes. Repayments of $33.5 million were made during the three months ended March 31, 2021.

The total interest bearing liabilities outstanding under the SFA was $324.1 million and $327.6 million as at March 31, 2021 and December 31, 2020, respectively.

10. Other Financial Liabilities

On January 6, 2021, the Company entered into an agreement with a third-party financier to sell and leaseback items of property, plant and equipment owned by Curragh, a wholly owned subsidiary of the Company. The transaction did not satisfy the sale criteria under ASC 606 – Revenues from Contracts with Customers. As a result, the transaction was deemed a financing arrangement and the Company has continued to recognize the underlying property, plant and equipment on its consolidated balance sheet. The proceeds received from the transaction of $23.5 million (A$30.2 million) was recognized as other financial liabilities on the balance sheet. The term of the financing arrangement ranges up to five years with an implied interest rate up to 7.8% per annum. The carrying value of this financial liability, net of issuance costs, was $21.6 million as at March 31, 2021, $3.9 million of which is classified as a current liability.

11. Earnings per Share

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three Months Ended
(US$ thousands, except per share data)	March 31, 2021	March 31, 2020
Numerator:
Net (loss) income	$(40,972)	$(8,865)
Less: Net loss attributable to Non-controlling interest	(2)	(2)
Net (loss) income attributable to Company stockholders	$(40,970)	$(8,863)

Denominator (in thousands):
Weighted-average shares of common stock outstanding	138,388	96,652
Weighted average diluted shares of common stock outstanding	138,388	96,652
Earnings Per Share (US$):
Basic	(0.30)	(0.09)
Dilutive	(0.30)	(0.09)

12.Derivatives and Fair Value Measurement

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

The financing counterparties to the derivative contracts potentially expose the Company to credit-related risk. Credit risk is the risk that a third party might fail to fulfill its performance obligations under the terms of the financial instrument. The Company mitigates such credit risk by entering into derivative contracts with high credit quality counterparties, limiting the amount of exposure to each counterparty and frequently monitoring their financial condition.

Forward fuel contracts

In 2020, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel that is used, or expects to be used, at its operations in Australia, or Australian Operations, during 2021. The aggregate notional amount for all outstanding derivative contracts had a purchase value of $39.2 million at March 31, 2021.

Coronado Global Resources Inc. Form 10-Q March 31, 202111

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized gains, net of tax, recognized in “Accumulated other comprehensive loss” of $4.1 million as at March 31, 2021, are expected to be recognized into “Cost of coal revenues” in the Unaudited Condensed Statements of Operations and Comprehensive Income within the next nine months when the hedged transaction impacts income. Refer to Note 13 “Accumulated Other Comprehensive Losses” for further disclosure.

The fair value of diesel fuel derivatives reflected in the accompanying unaudited Condensed Consolidated Balance Sheet are set forth in the table below:

		March 31, 2021	December 31, 2020
(US$ thousands)	Classification	Derivative asset	Derivative liability
Forward fuel contracts (Level 2)	Other current assets	4,139	—
	Other current financial liabilities	—	2,898

		4,139	2,898

The following table presents our details of foreign currency and diesel fuel outstanding contracts:

	March 31, 2021			December 31, 2020
	Notional amount (thousands)	Unit of measure	Varying maturity dates	Notional amount (thousands)	Unit of measure	Varying maturity dates
Forward fuel contracts (Level 2)	102,068	Liters	April 2021 - December 2021	135,114	Liters	January 2021 – December 2021

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

Coronado Global Resources Inc. Form 10-Q March 31, 202112

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis

As of March 31, 2021, the Company has the following liabilities that are required to be measured at fair value on a recurring basis:

• Forward fuel contracts: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2)

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of March 31, 2021 and December 31, 2020:

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

13. Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consisted of the following at March 31, 2021:

		Net unrealized gain (loss)
(US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Total
Balance at December 31, 2020	(26,777)	(2,029)	(28,806)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(445)	8,010	7,565
Loss on long-term intra-entity foreign currency transactions	(4,164)	—	(4,164)
Gains reclassified from accumulated other comprehensive income (loss)	—	(973)	(973)
Tax effects	—	(2,111)	(2,111)
Total net current-period other comprehensive gain (loss)	(4,609)	4,926	317
Balance at March 31, 2021	(31,386)	2,897	(28,489)

Coronado Global Resources Inc. Form 10-Q March 31, 202113

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2021	4,934
2022	5,389
2023	5,211
2024	5,174
2025	4,754
Thereafter	26,095
Total	51,557

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of March 31, 2021, purchase commitments for capital expenditures were $20.1 million, all of which is obligated within the next 12 months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years. In the U.S., the Company typically negotiates its rail and coal terminal access on an annual basis. As of March 31, 2021, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.4 billion, of which approximately $109.3 million is obligated within the next year.

15. Related‑Party Transactions

Xcoal

During the three months ended March 31, 2021, the Company sold coal to Xcoal Energy and Resources, or Xcoal, an entity associated with Non-Executive director, Mr. Ernie Thrasher. Revenues from Xcoal of $68.0 million and $80.1 million, respectively, are recorded as “Coal revenues from related parties” in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2021 and 2020.

At March 31, 2021, amounts due from Xcoal in respect of coal sales were $63.1 million, of which $57.8 million was past due and $5.3 million was secured by letter of credit. At December 31, 2020, amounts due from Xcoal in respect of coal sales were $91.0 million. These balances are included in related party receivables. Sales to Xcoal are currently on prepayment, letter of credit or cash on delivery terms. During the quarter ended March 31, 2021, the Company collected $27.4 million from Xcoal in respect of their past due receivables. Subsequent to March 31, 2021, Xcoal has reduced its past due account receivable by $4.3 million to $53.5 million at April 30, 2021. The Company expects to receive all outstanding trade receivables amounts from Xcoal by September 30, 2021. To account for the expected timing of collection, a provision for discounting and credit losses of $9.0 million was recognized at December 31, 2020. During the three months ended March 31, 2021, the provision for discounting and credit losses was unwound to account for passage of time and payments made by Xcoal during the quarter resulting in a benefit of $3.8 million recorded in the Company’s unaudited condensed consolidated statement of operations and comprehensive income. The carrying value of related party trade receivables from Xcoal, net of the provision for discounting and credit losses, as at March 31, 2021, was $57.8 million.

16.Contingencies

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

Coronado Global Resources Inc. Form 10-Q March 31, 202114

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility B of the SFA provides A$130 million for issuing multicurrency bank guarantees. At March 31, 2021, Facility B of the SFA had been utilized to issue A$87.3 million of bank guarantees on behalf of the Company.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation. The Company can also use bank letters of credit to collateralize certain obligations. As of March 31, 2021, the Company had outstanding surety bonds of $30.0 million, to secure various obligations and commitments.

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

17.Subsequent Events

On May 3, 2021 the Company entered into an underwriting agreement, whereby it has agreed to issue approximately 29.26 million shares of its common stock in the form of CHESS Depositary Interests, or CDIs, each of which represents a beneficial interest of 1/10th of a fully paid share of the Company’s common stock, in a transaction including a pro rata non-renounceable entitlement offer to eligible existing CDI holders, or the Equity Offering. The Equity offering will raise gross proceeds of $100 million and will be conducted at a price of A$0.45 per CDI.

On May 4, 2021, a wholly-owned subsidiary of the Company, Coronado Finance Pty Ltd, priced an offering for $350 million aggregate principal amount of 10.750% Senior Secured Notes due 2026, or the Notes. The Notes will bear interest at an annual rate of 10.750 percent and will be issued at a price of 98.112 percent of their principal amount.

The issuances of CDIs in the Equity Offering and the offering of the Notes will be made in transactions that are exempt from the registration requirements of the Securities Act.

Concurrent with the issuance of the Notes, the Company intends to enter into a senior secured asset-based revolving credit agreement in an initial aggregate principal amount of $100.0 million, or the ABL Facility. The Company intends to use the proceeds from the offering of the Notes, along with the proceeds from the Equity Offering to (i) repay all outstanding obligations under the SFA and to terminate such agreement; (ii) cash collateralize one or more credit support facilities with approximately $70.0 million in cash which will be used to replace and/or provide back-to-back support for bank guarantees which have been issued under the SFA or to temporarily cash collateralize some or all such bank guarantees to allow for their orderly replacement under a credit support facility (the transactions in clauses (i) and (ii) are referred to as the Refinancing); (iii) pay discounts, fees and expenses related to the offering of the Notes, the ABL Facility, the Equity Offering and the Refinancing; and (iv) fund working capital and other general corporate needs. The Notes will contain customary covenants for high yield bonds, including, but not limited to, limitations on investments, liens, indebtedness, asset sales, transactions with affiliates and restricted payments, including payment of dividends on common stock. The Company expects that the ABL Facility will have substantially the same covenants as the Notes. However, the covenants under the ABL Facility are expected to contain certain additional covenants.

The Company does not intend to draw on the ABL Facility in connection with the closing of the transactions. The Company expects the offering of Notes to close prior to the consummation of the Equity Offering and, as a result, the gross proceeds from the sale of the Notes, less initial purchasers’ discounts and commissions, will be deposited into a separate escrow account for the benefit of the trustee and the holders of the Notes. The closing of the offering of the Notes will be subject to closing of the ABL Facility, and the release of the escrow proceeds will be subject to certain conditions, including the consummation of the institutional portion of the Equity Offering, provided that the escrow proceeds, together with the proceeds of the institutional portion of the Equity Offering, are used for the Refinancing. The availability of commitments under the ABL Facility will be subject to, among other conditions, the closing of the offering of the Notes and the institutional portion of the Equity Offering as well as the consummation of the Refinancing. In addition, the institutional portion of the Equity Offering will be subject to the closing of the ABL Facility and the placement of proceeds from the sale of Notes in escrow.

The Notes will be guaranteed on a senior secured basis by the Company’s wholly owned subsidiaries (subject to certain exceptions and permitted liens), and secured by (i) a first-priority lien on substantially all of the Company’s assets and the assets of the guarantors (other than accounts receivable and other rights to payment, inventory, intercompany indebtedness, certain general intangibles and commercial tort claims, commodities accounts, deposit accounts, securities accounts and other related assets and proceeds and products of each of the foregoing, or collectively, the “ABL Collateral) and (ii) a second-priority lien on the ABL Collateral, which is junior to a first-priority lien, for the benefit of the lenders under the ABL Facility.

Coronado Global Resources Inc. Form 10-Q March 31, 202115

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coronado Global Resources Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Coronado Global Resources Inc. (the Company) as of March 31, 2021, the related condensed consolidated statements of operation and comprehensive income, stockholders’ equity and cash flows for the three-month period ended March 31, 2021 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operation and comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes (not presented herein), and in our report dated February 25, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young

Brisbane, Australia

May 10, 2021.

Coronado Global Resources Inc. Form 10-Q March 31, 202116

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes to those statements included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for year ended December 31, 2020 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission, or SEC, and the Australian Securities Exchange, or the ASX, on February 25, 2021.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations, financial performance and condition, the coal, steel and other industries, the effect of COVID-19 and related governmental and economic responses thereto, as well as our plans, objectives and expectations for our business, operations, financial performance and condition. Forward-looking statements may be identified by words such as “may,” “could,” “believes,” “estimates,” “expects,” “likely,” “intends,” “considers” and other similar words.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202117

• risks unique to international mining and trading operations, including tariffs and other barriers to trade;

• unfavorable economic and financial market conditions;

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

See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and ASX on February 25, 2021, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements, as well as others made in this Quarterly Report on Form 10-Q and hereafter in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

Coronado Global Resources Inc. Form 10-Q March 31, 202118

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

Our Australian Operations comprise the 100%-owned Curragh producing mine complex. Our U.S. Operations comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned idled mine complex (Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate). In addition to Met coal, our Australian Operations sell thermal coal domestically, which is used to generate electricity, to Stanwell Corporation Limited, or Stanwell, and some thermal coal in the export market. Our U.S. Operations primarily focuses on the production of Met coal for the North American domestic and seaborne export markets and also produce and sell some thermal coal that is extracted in the process of mining Met coal.

For the three months ended March 31, 2021, we produced 4.6 MMt and sold 4.4 MMt of coal. Met coal and thermal coal sales represented approximately 82.6% and 17.4%, respectively, of our total volume of coal sold and approximately 93.5% and 6.5% respectively, of total coal revenues, for the three months ended March 31, 2021.

Our results for the three months ended March 31, 2021, were adversely impacted by (1) seasonal wet weather conditions in Australia which disrupted certain mining and logistics activities, (2) China’s ban on Australian coal imports, in place since October 2020, which continues to distort the global metallurgical coal market with higher CFR China prices drawing in additional spot supply from U.S., Canada, Russia and Mongolia replacing traditional Australian imports, (3) operational issues at the Australian Operations from a three week breakdown of certain mining equipment, (4) cost of additional fleets deployed at Curragh to accelerate overburden removal which will increase coal availability in subsequent quarters, and (5) labor shortages and adverse geological conditions in certain mines of our U.S. Operations. Despite these adverse conditions, our results benefited from lower capital expenditure across our business and the continued ramp up of production at our U.S. Operations driven by increased demand from China for U.S. sourced metallurgical coals. As a global supplier of metallurgical coal, our geographic diversification has helped us withstand the negative impact on benchmark pricing stemming from Chinese import restrictions on Australian coal. Our U.S. Operations have successfully taken advantage of the policy shift by increasing sales volumes directly into the country during the quarter.

From our Australian Operations, production and sales volumes were higher for the three months ended March 31, 2021 compared to the same period in 2020 as a result of the steel market recovery to pre-pandemic levels. Coal sales volumes increased 0.3 MMt, or 14.0%, while averaged realized met coal pricing decreased from $120.3 to $94.2 per Mt sold, resulting in a reduction in coal revenues by 3.8% compared to the prior comparative period. Operating costs for the three months ended March 31, 2021 were $29.7 million, or 12.9%, higher compared to March 31, 2020, resulting in an unfavorable increase in Operating costs of $0.8 per Mt sold.

From our U.S. Operations, production and sales volumes were lower for the three months ended March 31, 2021 compared to the same period in 2020. Production decreased by 0.3 MMt due to labor shortages and adverse geological conditions incurred at certain operations in the first quarter of 2021 as well as no production from the idled Greenbrier operations. Coal sales volumes decreased by 0.4 MMt, or 23.6%, as a result of poor rail service which delayed timing of certain shipments. Coal revenues decreased by 14.5% compared to the prior comparative period due to lower sales volumes partially offset by higher average realized Met prices per Mt sold. Operating costs for the three months ended March 31, 2021 were $22.9 million, or 18.1% favorable compared to the corresponding period in 2020 driven by continued cost controls measures implemented in response to COVID-19.

COVID-19 response

The COVID-19 Steering Committee continues to monitor the effect of the pandemic across our Australian Operations and U.S. Operations and has implemented proactive preventative measures to ensure the safety and well-being of employees and contractors. The Steering Committee has successfully established a roll-out of vaccinations at our U.S. Operations to ensure the continued health and safety of our workforce and mitigate future impacts to production at our U.S. Operations from the pandemic. The Committee has partnered with local vaccine providers in West Virginia and Virginia to inoculate those employees who have requested the vaccination. To date, 392 employees have received the first shot with 222 of those employees being fully vaccinated. The partnerships with vaccine providers allowed most of our employees to be vaccinated on site. The supply of the three vaccinations (Pfizer, Moderna, and Johnson & Johnson) remain plentiful, and as additional employees request the vaccination, they will be directed to the providers in their area who can distribute the vaccine usually within 24-hours of the request. We aim to have the majority of the workforce at our U.S. Operations vaccinated as soon as possible and the workforce at our Australian Operations will be vaccinated according to the Australian Federal government’s vaccination program.

Coronado Global Resources Inc. Form 10-Q March 31, 202119

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

Coal revenues are shown on our statement of operations and comprehensive income exclusive of other revenues. Generally, export sale contracts for our Australian Operations require us to bear the cost of freight from our mines to the applicable outbound shipping port, while freight costs from the port to the end destination are typically borne by the customer. The majority of the export sales from our U.S. Operations are recognized at the mine load out when title to the coal passes to the customer similar to a domestic sale. However, for certain U.S. export sales title passes to the customer when the coal is loaded into the vessel at the port, accordingly we bear the cost of freight from our mines to the applicable outbound shipping port as well as the port costs. For our domestic sales, customers typically bear the cost of freight, therefore there are no freight expenses included in the cost of coal revenues.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202120

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Summary

The financial and operational highlights for the three months ended March 31, 2021:

• Sales volume totaled 4.4 MMt for the three months ended March 31, 2021, compared to 4.5 MMt for the three months ended March 31, 2020.

• Net loss increased by $32.1 million, from $8.9 million for the three months ended March 31, 2020, to $41.0 million for the three months ended March 31, 2021. The higher net loss was primarily due to lower coal sales revenues and higher operating costs, partially offset by an income tax benefit.

• Lower coal market prices during the three months ended March 31, 2021 resulted in average realized Met coal pricing of $94.3 per Mt sold, 7.5% lower compared to $102.0 per Mt sold for the three months ended March 31, 2020.

• Adjusted EBITDA for the three months ended March 31, 2021, of $7.6 million, a decrease of $37.8 million, from Adjusted EBITDA of $45.4 million for the three months ended March 31, 2020.

• Cash provided by operating activities was $5.2 million for the three months ended March 31, 2021, an improvement of $65.2 million compared to cash used of $60.0 million for the three months ended March 31, 2020.

• As of March 31, 2021, the Company had cash of $33.4 million (excluding restricted cash) and $200.9 million of availability under the Syndicated Facility Agreement, subject to a modified liquidity buffer of $50.0 million.

	For Three months ended March 31,
	($ in thousands)
	2021	2020	Change	%
Revenues:
Coal revenues	367,202	399,610	(32,408)	(8.1%)
Other revenues	8,909	9,707	(798)	(8.2%)
Total revenues	376,111	409,317	(33,206)	(8.1%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	274,103	256,887	17,216	6.7%
Depreciation, depletion and amortization	53,081	45,302	7,779	17.2%
Freight expenses	52,141	42,381	9,760	23.0%
Stanwell rebate	15,819	32,628	(16,809)	(51.5%)
Other royalties	20,947	24,298	(3,351)	(13.8%)
Selling, general, and administrative expenses	5,775	6,195	(420)	(6.8%)
Total costs and expenses	421,866	407,691	14,175	3.5%
Operating (loss) income	(45,755)	1,626	(47,381)	(2,914.0%)
Other income (expenses):
Interest expense, net	(15,135)	(12,253)	(2,882)	23.5%
Unwind of discounting and credit losses	3,778	—	3,778	100.0%
Other, net	(2,928)	4,053	(6,981)	(172.2%)
Total other income (expense), net	(14,285)	(8,200)	(6,085)	74.2%
Net (loss) income before tax	(60,040)	(6,574)	(53,466)	813.3%
Income tax benefit (expense)	19,068	(2,291)	21,359	(932.3%)
Net (loss) income	(40,972)	(8,865)	(32,107)	362.2%
Less: Net loss attributable to noncontrolling interest	(2)	(2)	—	—
Net (loss) income attributable to Coronado Global Resources, Inc.	(40,970)	(8,863)	(32,107)	362.3%

Coal Revenues

Coal revenues were $367.2 million for the three months ended March 31, 2021, a decrease of $32.4 million, compared to $399.6 million for the three months ended March 31, 2020. This decrease was driven by lower sales volumes and lower average realized Met coal price for the three months to March 31, 2021, of $94.3 per Mt sold, a reduction of $7.7 per Mt sold compared to $102.0 per Mt sold for the same period in 2020. The negative impact of Chinese import restrictions on

Coronado Global Resources Inc. Form 10-Q March 31, 202121

Australian sourced coal and subsequent pricing were partially offset by the benefits of increased realized Met prices at our U.S. Operations from increased Chinese demand.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues comprise of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues was $274.1 million for the three months ended March 31, 2021, an increase of $17.2 million, or 6.7%, as compared to $256.9 million for the three months ended March 31, 2020.

The cost of coal revenues for our U.S. Operations decreased $27.2 million due to lower sales and production volumes. This decrease was offset by an increase in cost of coal revenues for our Australian Operations of $44.4 million driven by, higher production and sales volumes, higher seasonal wet weather, an equipment breakdown, additional fleet mobilized to accelerate overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the three months ended March 31, 2021 of A$/US$: 0.77 compared to 0.66 for the three months ended March 31, 2020.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $53.1 million for the three months ended March 31, 2021, an increase of $7.8 million, as compared to $45.3 million for the three months ended March 31, 2020. The increase was largely driven by depreciation on additional equipment brought into service during the twelve months since March 31, 2020 and unfavorable average foreign exchange rate on translation of the Australian Operations.

Freight Expenses

Freight expenses primarily relate to the Australian operations and relate to costs associated with take-or-pay commitments for rail and port providers and demurrage costs. Freight expenses totaled $52.1 million for the three months ended March 31, 2021, an increase of $9.8 million, as compared to $42.4 million for the three months ended March 31, 2020. Curragh’s freight costs contributed $5.8 million to this increase driven by higher sales volumes which resulted in higher rail and port charges and unfavorable average foreign exchange rate on translation of the Australian Operations. The remaining increase related to our U.S. Operations driven by certain contracts for which we arrange and pay for transportation costs that did not exist to the same extent in the three months ended March 31, 2020, partially offset by lower sales volumes in the period.

Stanwell Rebate

The Stanwell rebate was $15.8 million for the three months ended March 31, 2021, a decrease of $16.8 million, as compared to $32.6 million for the three months ended March 31, 2020. The decrease was largely driven by lower realized coal pricing during 2021 partially offset by unfavorable average foreign exchange rate on translation of the Australian Operations.

Other Royalties

Other royalties were $20.9 million in the three months ended March 31, 2021, a decrease of $3.4 million, as compared to $24.3 million in the three months ended March 31, 2020. Lower royalties were a product of lower coal sales revenues for the three months ended March 31, 2021, compared to the same period in 2020.

Interest Expense, net

Interest expense, net of $15.1 million for the three months ended March 31, 2021, increased $2.9 million, as compared to $12.3 million for the three months ended March 31, 2020. The increase in interest expense was due to higher average interest rate for the three months ended March 31, 2021, compared to the same period in 2020, partially offset by lower average interest-bearing liabilities period on period.

Unwind of discounting and credit losses

We recognized a provision for discounting and credit losses of $9.3 million as at December 31, 2020, largely in respect of related party trade receivables from Xcoal. During the three months ended March 31, 2021, the provision for discounting and credit losses was partially unwound to account for passage of time and payments made by Xcoal during the quarter resulting in a benefit of $3.8M recorded in the Company’s results of operations.

Income tax benefit (expense)

Income tax benefit of $19.1 million for the three months ended March 31, 2021, increased by $21.4 million, as compared to a tax expense of $2.3 million for the three months ended March 31, 2020. The 2021 income tax benefit is based on an effective tax rate of 31.8%

Coronado Global Resources Inc. Form 10-Q March 31, 202122

Supplemental Segment Financial Data

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Australia

	For Three Months Ended March 31,
	($ in thousands)
	2021	2020	Change	%
Sales volume (MMt)	2.9	2.6	0.3	14.0%
Total revenues ($)	238,293	245,142	(6,849)	(2.8)%
Coal revenues ($)	229,450	238,528	(9,078)	(3.8)%
Average realized price per Mt sold ($/Mt)	78.1	92.6	(14.5)	(15.7)%
Met sales volume (MMt)	2.2	1.8	0.4	23.9%
Met coal revenues ($)	206,452	212,922	(6,470)	(3.0)%
Average realized Met price per Mt sold ($/Mt)	94.2	120.3	(26.1)	(21.7)%
Mining costs ($)	178,977	138,144	40,833	29.6%
Mining cost per Mt sold ($/Mt)	62.9	54.3	8.6	15.8%
Operating costs ($)	259,862	230,188	29,674	12.9%
Operating costs per Mt sold ($/Mt)	88.5	89.3	(0.8)	(0.9)%
Segment Adjusted EBITDA ($)	(23,059)	13,065	(36,124)	(276.5)%

Coal revenues for Australian Operations for the three months ended March 31, 2021, were $229.5 million, a decrease of $9.1 million or 3.8%, compared to $238.5 million for the three months ended March 31, 2020. This decrease was largely driven by lower average realized Met coal pricing as a result of China’s import restrictions on Australian coal leading to lower Australian seaborne benchmark pricing. The average realized Met price for the current quarter was $94.2 per Mt sold, which is $26.1 per Mt lower compared to the same quarter last year. The impact on the Australian Operations from a volume perspective is minimal. Our Australian Operations do not have term volume contracts with Chinese counterparts and only sell into this market sporadically. Sales volumes were 0.3 MMt higher in the three months ended March 31, 2021, compared to the same period last year, primarily due to the impact of temporary suspension of operations at the Curragh Mine following safety incident in the first quarter of 2020.

Operating costs increased by $29.7 million, or 12.9%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was driven by higher mining costs and freight costs, partially offset by lower royalties and Stanwell rebate (mainly due to lower realized coal pricing). Mining cost per ton of $62.9 per Mt sold was 15.8% higher compared to the three months ended March 31, 2020, impacted by higher seasonal wet weather, mine equipment breakdown, additional fleet mobilized to accelerate overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the three months ended March 31, 2021 of A$/US$: 0.77 compared to 0.66 for the three months ended March 31, 2020, partially offset by higher sales volumes.

Adjusted EBITDA decreased by $36.1 million, to a loss of $23.1 million for the three months ended March 31, 2021 as compared to Adjusted EBITDA $13.1 million for the three months ended March 31, 2020, due to lower coal revenues and higher operating costs.

Coronado Global Resources Inc. Form 10-Q March 31, 202123

United States

	For Three Months Ended March 31,
	($ in thousands)
	2021	2020	Change	%
Sales volume (MMt)	1.5	1.9	(0.4)	(23.6)%
Total revenues ($)	137,818	164,175	(26,357)	(16.1)%
Coal revenues ($)	137,752	161,082	(23,330)	(14.5)%
Average realized price per Mt sold ($/Mt)	93.6	83.6	10.0	12.0%
Met sales volume (MMt)	1.4	1.9	(0.5)	(22.9)%
Met coal revenues ($)	136,984	159,361	(22,377)	(14.0)%
Average realized Met price per Mt sold ($/Mt)	94.5	84.7	9.8	11.6%
Mining costs ($)	89,206	116,625	(27,419)	(23.5)%
Mining cost per Mt sold ($/Mt)	60.7	60.5	0.2	0.3%
Operating costs ($)	103,149	126,006	(22,857)	(18.1)%
Operating costs per Mt sold ($/Mt)	70.1	65.4	4.7	7.2%
Segment Adjusted EBITDA ($)	36,530	38,250	(1,720)	(4.5)%

Coal revenues decreased by $23.3 million, or 14.5%, to $137.8 million for the three months ended March 31, 2021 as compared to $161.1 million for the three months ended March 31, 2020. This decrease was largely driven by lower sales volumes of 1.5 MMt for the first quarter of 2021 compared to 1.9 MMt for the same period in 2020, resulting from poor rail service which delayed timing of certain shipments and lower production. This decrease was partially offset by higher average realized Met coal pricing of $94.5 per Mt sold, $9.8 per Mt sold higher for the three months March 31, 2021, compared to $84.7 per Mt sold for the same period in 2020. Average realized price per Mt sold has improved due to increased demand from China for U.S. sourced metallurgical coal benefitting from the current Chinese import restrictions on Australian sourced coal. The restrictions do not apply to our U.S. Operations which has seen Buchanan cargoes to China increase during the quarter. Towards the end of the quarter we started to see materially improved pricing for Buchanan.

Operating costs decreased by $22.9 million, or 18.1%, to $103.1 million for the three months ended March 31, 2021 compared to operating costs of $126.0 million for the three months ended March 31, 2020. The decrease was due to lower mining costs of $27.2 million, as a result of lower sales and production volumes partially offset by an increase in freight expenses driven by certain contracts for which we arrange and pay for transportation costs that did not exist to the same extent during the same period in 2020.

For the three months ended March 31, 2021, Adjusted EBITDA decreased by $1.7 million, or 4.5%, compared to the March 31, 2020 quarter, which was driven by lower coal revenues partially offset by lower operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Three Months Ended March 31,
	($ in thousands)
	2021	2020	Change	%
Selling, general, and administrative expenses	5,775	6,195	(420)	(6.8)%
Other, net	55	(302)	357	118.2%
Total Corporate and Other Adjusted EBITDA	5,830	5,893	(63)	(1.1)%

Corporate and other costs decreased $0.1 million to $5.8 million for the three months ended March 31, 2021, as compared to $5.9 million for the three months ended March 31, 2020. The decrease in selling, general, and administrative expenses was primarily driven by improved efficiencies and cost saving initiatives to reduce corporate spend in 2021 compared to the 2020 comparative period.

Coronado Global Resources Inc. Form 10-Q March 31, 202124

Mining and operating costs for the Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Three Months Ended March 31, 2021
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	287,749	128,163	5,954	421,866
Less: Selling, general and administrative expense	—	(1)	(5,774)	(5,775)
Less: Depreciation, depletion and amortization	(27,887)	(25,013)	(181)	(53,081)
Total operating costs	259,862	103,149	(1)	363,010
Less: Other royalties	(16,265)	(4,682)	—	(20,947)
Less: Stanwell rebate	(15,819)	—	—	(15,819)
Less: Freight expenses	(43,134)	(9,007)	—	(52,141)
Less: Other non-mining costs	(5,667)	(254)	—	(5,921)
Total mining costs	178,977	89,206	(1)	268,182
Sales Volume excluding non-produced coal (MMt)	2.8	1.5	—	4.3
Mining cost per Mt sold ($)	62.9	60.7	—	62.2

	For Three Months Ended March 31, 2020
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	249,957	151,363	6,371	407,691
Less: Selling, general and administrative expense	—	—	(6,195)	(6,195)
Less: Depreciation, depletion and amortization	(19,769)	(25,357)	(176)	(45,302)
Total operating costs	230,188	126,006	—	356,194
Less: Other royalties	(19,961)	(4,337)	—	(24,298)
Less: Stanwell rebate	(32,628)	—	—	(32,628)
Less: Freight expenses	(37,337)	(5,044)	—	(42,381)
Less: Other non-mining costs	(2,118)	—	—	(2,118)
Total mining costs	138,144	116,625	—	254,769
Sales Volume excluding non-produced coal (MMt)	2.5	1.9	—	4.4
Mining cost per Mt sold ($)	54.3	60.5	—	56.8

Average realized Met coal revenue for the Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Three Months Ended September 30,
	($ in thousands)
	2021	2020	Change	%
Met sales volume (MMt)	3.6	3.7	(0.1)	(2.7)%
Met coal revenues ($)	343,436	372,283	(28,847)	(7.7)%
Average realized Met price per Mt sold ($/Mt)	94.3	102.0	(7.7)	(7.5)%

Coronado Global Resources Inc. Form 10-Q March 31, 202125

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For Three Months Ended
	March 31,
	2021	2020
	(US $ thousands)
Reconciliation to Adjusted EBITDA:
Net (loss) income	(40,972)	(8,865)
Add: Depreciation, depletion and amortization	53,081	45,302
Add: Interest expense (net of income)	15,135	12,253
Add: Other foreign exchange losses (gains)	1,749	(5,559)
Add: Income tax (benefit) expense	(19,068)	2,291
Add: Losses on idled assets held for sale	1,494	—
Add: Unwind of discounting and credit losses	(3,778)	—
Adjusted EBITDA	7,641	45,422

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

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital and capital expenditure and debt service obligations. Based on our outlook for the next 12 months, which is subject to continued changing demand from our customers, volatility in coal prices and the uncertainty of impacts from the COVID-19 pandemic on the global economy and the uncertainty of timing of the Chinese ban on Australian sourced coal, we believe expected cash generated from operations together with available borrowing facilities and other strategic and financial initiatives, will be sufficient to meet the needs of our existing operations and service our debt obligations.

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in this document and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and ASX on February 25, 2021. The Company is continuing to pursue a number of strategic initiatives to strengthen its liquidity and ensure compliance with its financial covenants when the waiver period expires on September 30, 2021. These initiatives include, among other things, further operating and capital cost control measures, potential for non-core asset sales or other funding measures and, if required, engagement on further extensions to the waiver. These steps are expected to ensure the continuing availability of the SFA beyond September 30, 2021.

Liquidity as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	($ in thousands)
Cash, excluding restricted cash	33,449	45,485
Availability under Revolving Syndicate Facility Agreement (1)	200,887	222,375
Total	234,336	267,860

(1) The availability to fully draw down under the SFA is subject to a modified liquidity buffer of $50 million, leading to a review event process if amounts within this buffer are drawn down during the extended waiver period (i.e. before 30 September 2021). However, lender consent required to access the remaining $50 million was removed as part of the recent waiver extension.

Coronado Global Resources Inc. Form 10-Q March 31, 202126

Our total indebtedness as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	($ in thousands)
Current instalments of other financial liabilities and finance lease obligations	5,188	4,231
Interest bearing liabilities, excluding current instalments	324,113	327,625
Other financial liabilities, excluding current instalments	17,646	—
Total	346,947	331,856

Liquidity

As of March 31, 2021, available liquidity was $234.3 million comprising cash and cash equivalents (excluding restricted cash) of $33.4 million and $200.9 million of available borrowing facilities under the SFA, $50 million of which is subject to a modified liquidity buffer (described above). As of December 31, 2020, available liquidity was $267.9 million comprising cash and cash equivalents of $45.5 million and $222.4 million of available borrowing facilities.

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

On January 6, 2021, we raised financing of $23.5 million (A$30.2 million) post the completion of sale and leaseback arrangements with a third-party financier for selected Heavy Mining Equipment, or HME, assets at our Australian Operations. In accordance with the Second Waiver Letter, all the proceeds we received from the transaction were used to repay a portion of drawn balances under the SFA.

The Company continues to actively review plans for reducing operating, corporate and capital expenditure to ensure sufficient available liquidity under the SFA during this period of uncertainty and volatility.

Refinancing Update:

On May 3, 2021, we entered into an underwriting agreement to issue approximately 29.26 million shares of our common stock in the form of CDIs, or the Equity Offering, at a price per CDI of $0.45 for gross proceeds of approximately $100.0 million.

On May 4, 2021, a wholly-owned subsidiary of the Company, Coronado Finance Pty Ltd, successfully price an offering for US$350 million aggregate principal amount of 10.750% Senior Secured Notes due 2026, or the Notes.

Concurrent with the issuance of the Notes, we also intend to enter into a senior secured asset-based revolving credit agreement in an initial aggregate principal amount of US$100.0 million, or the ABL Facility.

We intend to use the proceeds from the offering of the Notes, along with the proceeds from the institutional portion of the Equity Offering, to, among other things, (i) repay all outstanding obligations under the SFA and to terminate such agreement; and (ii) cash collateralize one or more credit support facilities with approximately $70.0 million in cash which will be used to replace and/or provide back-to-back support for bank guarantees which have been issued under the SFA or to temporarily cash collateralize some or all such bank guarantees to allow for their orderly replacement under a credit support facility.

The Company does not intend to draw on the ABL Facility in connection with the closing of the transactions. See note 17 “Subsequent Events.”

Coronado Global Resources Inc. Form 10-Q March 31, 202127

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

Secured Credit Facilities

To assist in managing the potential volatility in economic and operational changes, which may influence the generation of free cash flow, the Company entered into the SFA, which provides three borrowing facilities:

•Facility A — $334 million multicurrency revolving loan facility available for general working capital and corporate purposes;

•Facility B — A$130 million multicurrency bank guarantee facility; and

•Facility C — $191 million multicurrency revolving loan facility available for general working capital and corporate purposes.

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

At March 31, 2021, the Company had $272.9 million drawn and $61.2 million undrawn under Facility A, and $ 51.3 million drawn and $139.6 million undrawn under Facility C.

On May 25, 2020, the Company executed a Syndicated Facility Agreement Waiver Letter, or First Waiver Letter, which, among other matters, waived compliance with certain financial covenants for the period from May 25, 2020 to February 28, 2021.

On August 12, 2020, the Company executed the Second Waiver Letter to further waive its financial covenants to September 30, 2021, or waiver period. The waiver extension was conditional upon the successful completion of a minimum equity raising on the ASX, completed on August 26, 2020, which was used to repay a portion of drawn down balances under the SFA. As part of the waiver extension agreement, the Company’s credit facility permanently reduced by $25.0 million in February 2021 and will permanently reduce in a further two steps by $25.0 million each, in May and August 2021. The net proceeds of certain permitted disposals are required to be applied towards repayment of the existing facilities and 40% of such net proceeds will contribute towards the facility limit reduction obligation.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202128

Subsequent to March 31, 2021, the Company announced a proposed refinancing package comprised of a new senior secured notes offering and a new asset-based revolving credit facility in conjunction with an equity raise. A portion of the proceeds from these proposed transactions are intended to repay all the outstanding obligations under the SFA and to terminate such agreement. See “Refinancing Update” above and note 17 “Subsequent Events” to our unaudited condensed consolidated financial statements for further information.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. Facility B is available for this purpose and as of March 31, 2021, we had issued multicurrency Bank Guarantees totaling A$87.3 million to satisfy these requirements, leaving A$42.7 million available under Facility B.

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

Dividend

During the three months to March 31, 2021 we did not pay dividends to stockholders and CDI holders on the ASX.

Capital Requirements

Our main uses of cash have historically been and are expected to continue to be the funding of our operations, working capital, capital expenditure, the payment of interest and dividends.

Historical Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020, as reported in the accompanying consolidated financial statements:

Cash Flow

	For Three months ended March 31,
	2021	2020
	($ in thousands)
Net cash provided by (used in) operating activities	5,239	(59,987)
Net cash used in investing activities	(32,904)	(41,447)
Net cash provided by financing activities	14,113	97,291
Net change in cash and cash equivalents	(13,552)	(4,143)
Effect of exchange rate changes on cash and restricted cash	1,516	(3,967)
Cash and restricted cash at beginning of period	45,736	26,553
Cash and restricted cash at end of period	33,700	18,443

Operating activities

Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2021, compared to a cash used in operating activities of $60.0 million for the three months ended March 31, 2020. The increased in cash provided by

Coronado Global Resources Inc. Form 10-Q March 31, 202129

operating activities was primarily due to a reduction in working capital, driven largely by collections of amounts outstanding from customers including trade receivables from a related party, Xcoal, partially offset by a decline in operating income.

Investing activities

Net cash used in investing activities was $32.9 million for the three months ended March 31, 2021, compared to $41.5 million for the three months ended March 31, 2020. Capital expenditures for the three months ended March 31, 2021 was $28.6 million, of which $7.0 million related to the Australian Operations, $20.5 million related to the U.S. Operations and the remaining $1.1 million for other and corporate. During the three months ended March 31, 2021, $4.5 million of additional deposits were provided as collateral for our U.S. workers compensation obligations.

Financing activities

Net cash provided by financing activities was $14.1 million for the three months ended March 31, 2021, compared to $97.3 million for the three months ended March 31, 2020. Included in the net cash provided in financing activities for the three months ended March 31, 2021, were proceeds from borrowings of $53.5 million, including proceeds of $23.5 million post completion of a financing arrangement for the sale and lease back of heavy mining equipment owned by Curragh, repayment of borrowings of $38.1 million, and $1.3 million for debt issuance costs.

Net cash provided by financing activities during the three months ended March 31, 2020, included proceeds from borrowings of $145.0 million, repayment of borrowings of $20.0 million and $24.2 million for dividends paid to shareholders of the Company.

Contractual Obligations

There were no material changes to our contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and ASX on February 25, 2021.

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

Our critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and ASX on February 24, 2021.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See Note 2. (a) “Newly Adopted Accounting Standards” and Note 2. (b) “Accounting Standards Not Yet Implemented” to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.

Coronado Global Resources Inc. Form 10-Q March 31, 202130

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

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. For example, the current imposition of tariffs and import quota restrictions by China on U.S. and Australian coal imports, respectively, including the ongoing suspension of imports of Australian coal into China, may in the future have a negative impact on our profitability. We may or may not be able to access alternate markets for our coal should additional interruptions and trade barriers occur in the future. An inability for Met coal suppliers to access international markets, including China, would likely result in an oversupply of Met coal and may result in a decrease in prices and or the curtailment of production.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements in our U.S. Operations. In Australia, thermal coal is sold to Stanwell on a supply contract. See Item 1A. “Risk Factors—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations” in our Annual Report on Form 10-K filed with the SEC and ASX on February 25, 2021.

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At March 31, 2021, there were $33.4 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $3.3 million. See item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control” in our Annual Report on Form 10-K filed with the SEC and ASX on February 25, 2021.

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

The fuel required for our U.S. Operations in fiscal year 2021 will be purchased under fixed-price contracts or on a spot basis. For our Australian Operations, we have entered into forward derivative contracts to purchase diesel fuel with respect to our fuel requirements at Curragh in 2021 of which 102.1 million liters were outstanding as of March 31, 2021. The fair value of the forward derivative contracts as of March 31, 2021 was an asset of $4.1 million.

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

As of March 31, 2021, we had $22.8 million of fixed-rate borrowings and $324.1 million of variable-rate borrowings outstanding. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of

Coronado Global Resources Inc. Form 10-Q March 31, 202131

Operations—Liquidity and Capital Resources—Liquidity,” as of March 31, 2021, the drawn debt facility of $324.1 million incurred a variable interest rate of LIBOR or BBSY bid plus a margin. As of March 31, 2021, a 10% increase in the market interest rate on our variable-rate borrowings of $324.1 million would increase our annual interest expense by $0.1 million. We currently do not hedge against interest rate fluctuations.

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 90% of expenses incurred at Curragh are denominated in A$. Approximately 10% of Curragh’s purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums). Appreciation of the A$ against US$ will increase Curragh’s US$ reported cost base and reduce US$ reported net income. For the portion of US$ required to purchase A$ to settle Curragh’s operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $23.1 million for the three months ended Mach 31, 2021.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202132

item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Group Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and the Group Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes to Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Coronado Global Resources Inc. Form 10-Q March 31, 202133

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 16. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and ASX on February 25, 2021:

We may face restricted access to international markets in the future.

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. For example, the current imposition of tariffs and import quota restrictions by China on U.S. and Australian coal imports, respectively, including the ongoing suspension of imports of Australian coal into China, may in the future have a negative impact on our profitability. The timing of any change to these measures remains uncertain, and there can be no guarantee that other tariffs, import quota restrictions, bans or other trade barriers will not be imposed (whether as a result of geo-political tensions or for other reasons), either by China or in other markets for our products. We may or may not be able to access alternate markets for our coal should additional interruptions and trade barriers occur in the future. An inability for Met coal suppliers to access international markets, including China, would likely result in an oversupply of Met coal and may result in a decrease in prices and or the curtailment of production, which could have a material adverse effect on our financial condition and results of operations.

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

ITEM 5. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-Q March 31, 202134

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

___________________________

Coronado Global Resources Inc. Form 10-Q March 31, 202135

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc.

By:	/s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: May 10, 2021

Coronado Global Resources Inc. Form 10-Q March 31, 202136