Form 10-Q
period 2021-06-30
Coronado Global Resources Inc.
filed 2021-08-09
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on July 31, 2021, including shares of common stock underlying CDIs, was 167,645,373.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) June 30, 2021	December 31, 2020
Current assets:
Cash and restricted cash		$113,661	$45,736
Trade receivables	6	209,184	175,206
Related party trade receivables	6	—	81,970
Income tax receivable		19,432	20,325
Inventories	8	119,953	110,135
Other current assets		48,465	44,006
Assets held for sale		50,923	52,524
Total current assets		561,618	529,902
Non-current assets:
Property, plant and equipment, net	9	1,463,505	1,521,508
Right of use asset – operating leases, net		16,901	19,498
Goodwill		28,008	28,008
Intangible assets, net		4,115	4,217
Restricted deposits and reclamation bonds		72,709	8,425
Deferred income tax assets		—	24,654
Other non-current assets		9,731	12,264
Total assets		$2,156,587	$2,148,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$100,458	$74,651
Accrued expenses and other current liabilities	10	229,264	234,526
Asset retirement obligations		5,896	6,012
Contract obligations		39,426	40,295
Lease liabilities		8,459	8,414
Other current financial liabilities		17,994	7,129
Liabilities held for sale		16,092	16,719
Total current liabilities		417,589	387,746
Non-current liabilities:
Asset retirement obligations		117,825	116,132
Contract obligations		165,417	185,823
Deferred consideration liability		224,545	216,513
Interest bearing liabilities	11	332,134	327,625
Other financial liabilities		16,403	—
Lease liabilities		16,886	20,582
Deferred income tax liabilities		33,604	64,366
Other non-current liabilities		26,872	22,826
Total liabilities		1,351,275	1,341,613
Common stock $0.01 par value; 1,000,000,000 shares authorized, 167,645,373 shares issued and outstanding as of June 30, 2021 and 138,387,890 shares issued and outstanding as of December 31, 2020		1,677	1,384
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of June 30, 2021 and December 31, 2020		—	—
Additional paid-in capital		1,089,996	993,052
Accumulated other comprehensive losses	16	(31,387)	(28,806)
Accumulated losses		(254,974)	(158,919)
Coronado Global Resources Inc. stockholders’ equity		805,312	806,711
Noncontrolling interest		—	152
Total stockholders’ equity		805,312	806,863
Total liabilities and stockholders’ equity		$2,156,587	$2,148,476
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20212

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three months ended June 30,		Six months ended June 30,
	Note	2021	2020	2021	2020
Revenues:
Coal revenues	3	$384,470	$286,206	$683,631	$605,699
Coal revenues from related parties	3, 6	29,294	9,000	97,335	89,118
Other revenues	3	10,492	9,142	19,401	18,849
Total revenues		424,256	304,348	800,367	713,666
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		306,155	224,459	580,258	481,345
Depreciation, depletion and amortization		41,212	41,547	94,293	86,849
Freight expenses		55,906	40,504	108,047	82,886
Stanwell rebate		15,076	24,787	30,895	57,415
Other royalties		23,173	19,157	44,120	43,455
Selling, general, and administrative expenses		7,431	7,158	13,206	13,353
Restructuring costs		2,300	—	2,300	—
Total costs and expenses		451,253	357,612	873,119	765,303
Operating loss		(26,997)	(53,264)	(72,752)	(51,637)
Other income (expense):
Interest expense, net		(16,596)	(12,064)	(31,731)	(24,318)
Loss on debt extinguishment		(5,744)	—	(5,744)	—
Impairment of assets		—	(63,111)	—	(63,111)
Unwind of discounting and credit losses		1,866	—	5,644	—
Other, net	4	570	(8,537)	(2,358)	(4,485)
Total other expense, net		(19,904)	(83,712)	(34,189)	(91,914)
Loss before tax		(46,901)	(136,976)	(106,941)	(143,551)
Income tax (expense) benefit	13	(8,184)	22,646	10,884	20,355
Net loss		(55,085)	(114,330)	(96,057)	(123,196)
Less: Net loss attributable to noncontrolling interest		—	(2)	(2)	(4)
Net loss attributable to Coronado Global Resources Inc.		$(55,085)	$(114,328)	$(96,055)	$(123,192)
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	16	(4,221)	39,161	(8,830)	(14,406)
Net gain (loss) on cash flow hedges, net of tax	16	1,323	19,546	6,249	(14,646)
Total other comprehensive income (loss)		(2,898)	58,707	(2,581)	(29,052)
Total comprehensive loss		(57,983)	(55,623)	(98,638)	(152,248)
Less: Net loss attributable to noncontrolling interest		—	(2)	(2)	(4)
Total comprehensive loss attributable to Coronado Global Resources Inc.		$(57,983)	$(55,621)	$(98,636)	$(152,244)

Loss per share of common stock
Basic	14	(0.36)	(1.18)	(0.66)	(1.27)
Diluted	14	(0.36)	(1.18)	(0.66)	(1.27)

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20213

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	(Accumulated	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	losses)	interest	equity
Balance December 31, 2020	138,387,890	$1,384	1	$—	$993,052	$(28,806)	$(158,919)	$152	$806,863
Net loss	—	—	—	—	—	—	(40,970)	(2)	(40,972)
Other comprehensive income (net of $2,111 tax)	—	—	—	—	—	317	—	—	317
Total comprehensive income (loss)	—	—	—	—	—	317	(40,970)	(2)	(40,655)
Share-based compensation for equity classified awards	—	—	—	—	(538)	—	—	—	(538)
Acquisition of noncontrolling interest	—	—	—	—	(703)	—	—	(150)	(853)
Balance March 31, 2021	138,387,890	$1,384	1	$—	$991,811	$(28,489)	$(199,889)	$—	$764,817
Net loss	—	—	—	—	—	—	(55,085)	—	(55,085)
Other comprehensive loss (net of $24 tax)	—	—	—	—	—	(2,898)	—	—	(2,898)
Total comprehensive loss	—	—	—	—	—	(2,898)	(55,085)	—	(57,983)
Issuance of common stock, net	29,257,483	293	—	—	97,448	—	—	—	97,741
Share-based compensation for equity classified awards	—	—	—	—	737	—	—	—	737
Balance June 30, 2021	167,645,373	$1,677	1	$—	$1,089,996	$(31,387)	$(254,974)	$—	$805,312

	Common stock		Preferred stock		Additional	Accumulated other	(Accumulated losses)		Total
					paid in	comprehensive	Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	earnings	interest	equity
Balance December 31, 2019	96,651,692	$967	1	$—	$820,247	$(45,206)	$91,712	$221	$867,941
Net loss	—	—	—	—	—	—	(8,863)	(2)	(8,865)
Other comprehensive loss (net of $13,781 tax)	—	—	—	—	—	(87,759)	—	—	(87,759)
Total comprehensive loss	—	—	—	—	—	(87,759)	(8,863)	(2)	(96,624)
Share-based compensation for equity classified awards	—	—	—	—	148	—	—	—	148
Dividends paid	—	—	—	—	—	—	(24,163)	—	(24,163)
Balance March 31, 2020	96,651,692	$967	1	$—	$820,395	$(132,965)	$58,686	$219	$747,302
Net loss	—	—	—	—	—	—	(114,328)	(2)	(114,330)
Other comprehensive income (net of $6,534 tax)	—	—	—	—	—	58,707	—	—	58,707
Total comprehensive income (loss)	—	—	—	—	—	58,707	(114,328)	(2)	(55,623)
Share-based compensation for equity classified awards	—	—	—	—	248	—	—	—	248
Balance June 30, 2020	96,651,692	$967	1	$—	$820,643	$(74,258)	$(55,642)	$217	$691,927

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20214

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(96,057)	$(123,196)
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	94,293	86,849
Impairment of assets	—	63,111
Amortization of right of use asset - operating leases	4,478	9,387
Amortization of deferred financing costs	2,491	2,751
Loss on debt extinguishment	5,744	—
Non-cash interest expense	13,544	10,266
Amortization of contract obligations	(16,747)	(14,794)
Loss on disposal of property, plant and equipment	529	208
Decrease in contingent royalty consideration	—	(1,543)
Gain on operating lease derecognition	—	(1,180)
Equity-based compensation expense	199	396
Deferred income taxes	(7,031)	(6,302)
Reclamation of asset retirement obligations	(1,562)	(1,574)
Unwind of discounting and credit losses	(5,644)	—
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	45,205	(6,223)
Inventories	(10,630)	21,133
Other current assets	(3,601)	5,425
Accounts payable	32,979	(27,984)
Accrued expenses and other current liabilities	611	3,938
Operating lease liabilities	(5,509)	(10,374)
Change in other liabilities	3,632	(17,930)
Net cash provided by (used in) operating activities	56,924	(7,636)
Cash flows from investing activities:
Capital expenditures	(58,307)	(61,927)
Purchase of restricted deposits and reclamation bonds	(84,342)	(51)
Redemption of restricted deposits and reclamation bonds	19,726	125
Net cash used in investing activities	(122,923)	(61,853)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities	411,524	145,000
Debt issuance costs and other financing costs	(15,143)	(2,423)
Principal payments on interest bearing liabilities and other financial liabilities	(365,413)	(39,515)
Principal payments on finance lease obligations	—	(642)
Dividends paid	—	(24,162)
Proceeds from stock issuance, net	97,741	—
Net cash provided by financing activities	128,709	78,258
Net increase in cash and restricted cash	62,710	8,769
Effect of exchange rate changes on cash and restricted cash	5,215	1,002
Cash and restricted cash at beginning of period	45,736	26,553
Cash and restricted cash at end of period	$113,661	$36,324
Supplemental disclosure of cash flow information:
Cash payments for interest	$13,006	$10,981
Cash (refund) paid for taxes	$(4,433)	$2,029
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20215

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation

(a) Description of the Business

Coronado Global Resources Inc. is a global producer, marketer, and exporter of a full range of metallurgical coals, an essential element in the production of steel. The Company has a portfolio of operating mines and development projects in Queensland, Australia, and in the states of Pennsylvania, Virginia and West Virginia in the United States, or U.S.

(b) Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of U.S. generally accepted accounting principles, or U.S. GAAP, and with the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial reporting issued by the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC and the Australian Securities Exchange, or the ASX, on February 25, 2021.

The interim unaudited condensed consolidated financial statements are presented in U.S. dollars, unless otherwise stated. They include the accounts of Coronado Global Resources Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. References to “US$” or “USD” are references to U.S. dollars. References to “A$” or “AUD” are references to Australian dollars, the lawful currency of the Commonwealth of Australia. The “Company” and “Coronado” are used interchangeably to refer to Coronado Global Resources Inc. and its subsidiaries, collectively, or to Coronado Global Resources Inc., as appropriate to the context. Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests. All intercompany balances and transactions have been eliminated upon consolidation.

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2020 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2021.

2. Summary of Significant Accounting Policies

Please see Note 2 “Summary of Significant Accounting Policies” contained in the audited consolidated financial statements for the year ended December 31, 2020 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February 25, 2021.

(a) Newly Adopted Accounting Standards

“Income Taxes - Simplifying the Accounting for Income Taxes” - In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2019-12, which simplified various aspects related to accounting for income taxes. ASU 2019-12 removed certain exceptions to the general principles in Accounting Standards Codification, or ASC, Topic 740 – Income Taxes, and clarified and amended existing guidance to improve consistent application.

The adoption of ASU 2019-12 on January 1, 2021 did not have material impact on the Company’s consolidated financial statements.

3.Segment Information

The Company has a portfolio of operating mines and development projects in Queensland, Australia, and in the states of Pennsylvania, Virginia and West Virginia in the U.S. The operations in Australia, or Australian Operations, comprise the 100%-owned Curragh producing mine complex. The operations in the United States, or U.S. Operations, comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned idled mine complex (Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate).

The Company operates its business along two reportable segments: Australia and the United States. The organization of the two reportable segments reflects how the Company’s chief operating decision maker, or CODM, manages and allocates resources to the various components of the Company’s business.

Coronado Global Resources Inc. Form 10-Q June 30, 20216

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

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization and other foreign exchange losses. Adjusted EBITDA is also adjusted for certain discrete items that management exclude in analyzing each of the Company’s segments’ operating performance. “Other and corporate” relates to additional financial information for the corporate function such as accounting, treasury, legal, human resources, compliance, and tax. As such, the corporate function is not determined to be a reportable segment but is discretely disclosed for purposes of reconciliation to the Company’s condensed consolidated financial statements.

Reportable segment results as of and for the three and six months ended June 30, 2021 and 2020 are presented below:

	Australia	United States	Other and Corporate	Total
	(in US$ thousands)
Three months ended June 30, 2021
Total revenues	$251,432	$172,824	$—	$424,256
Adjusted EBITDA	(13,880)	39,434	(7,493)	18,061
Net (loss) income	(63,507)	18,323	(9,901)	(55,085)
Total assets	1,115,815	872,345	168,427	2,156,587
Capital expenditures	13,180	16,087	435	29,702

Three months ended June 30, 2020
Total revenues	$228,410	$75,938	$—	$304,348
Adjusted EBITDA	(6,804)	3,490	(7,163)	(10,477)
Net loss	(16,933)	(74,006)	(23,391)	(114,330)
Total assets	1,043,222	975,045	83,042	2,101,309
Capital expenditures	13,535	6,396	578	20,509

Six months ended June 30, 2021
Total revenues	$489,726	$310,641	$—	$800,367
Adjusted EBITDA	(36,937)	75,963	(13,324)	25,702
Net (loss) income	(105,838)	28,713	(18,932)	(96,057)
Total assets	1,115,815	872,345	168,427	2,156,587
Capital expenditures	20,214	30,625	1,468	52,307

Six months ended June 30, 2020
Total revenues	$473,555	$240,111	$—	$713,666
Adjusted EBITDA	6,260	41,740	(13,056)	34,944
Net loss	(22,900)	(64,877)	(35,419)	(123,196)
Total assets	1,043,222	975,045	83,042	2,101,309
Capital expenditures	18,804	41,917	1,206	61,927

Coronado Global Resources Inc. Form 10-Q June 30, 20217

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliations of Adjusted EBITDA to net income attributable to the Company for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in US$ thousands)		(in US$ thousands)
Net loss	$(55,085)	$(114,330)	$(96,057)	$(123,196)
Depreciation, depletion and amortization	41,212	41,547	94,293	86,849
Interest expense (net of income)	16,596	12,064	31,731	24,318
Other foreign exchange losses (gains)	140	9,777	1,889	4,217
Loss on extinguishment of debt	5,744	—	5,744	—
Income tax expense (benefit)	8,184	(22,646)	(10,884)	(20,355)
Impairment of assets	—	63,111	—	63,111
Restructuring costs(1)	2,300	—	2,300	—
Losses on idled assets held for sale(2)	836	—	2,330	—
Unwind of discounting and credit losses	(1,866)	—	(5,644)	—
Consolidated Adjusted EBITDA	$18,061	$(10,477)	$25,702	$34,944

(1) During the three months ended June 30, 2021, a restructuring and cost transformation initiative commenced at the Australian Operations to focus on repositioning the Company’s efforts to align its cost structures and optimize its coal production relative to the prevailing global coal market conditions. Costs associated with this initiative include non-recurring voluntary and involuntary workforce reduction, external consulting services and other related activities.

(2) These losses relate to idled non-core assets that the Company has classified as held for sale with the view that these will be sold within the next twelve months.

The reconciliations of capital expenditures per the Company’s segment information to capital expenditures disclosed on the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 are as follows:

	Six months ended June 30,
	2021	2020
	(in US$ thousands)
Capital expenditures per Condensed Consolidated Statements of Cash Flows	$58,307	$61,927
Payment for capital acquired in prior periods	(6,000)	—
Capital expenditures per segment detail	$52,307	$61,927

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s reportable segments, as the Company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Three months ended June 30, 2021
	Australia	United States	Total
	(in US$ thousands)
Product Groups:
Metallurgical coal	$221,659	$168,472	$390,131
Thermal coal	21,090	2,543	23,633
Total coal revenue	242,749	171,015	413,764
Other(1)	8,683	1,809	10,492
Total	$251,432	$172,824	$424,256

Coronado Global Resources Inc. Form 10-Q June 30, 20218

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended June 30, 2020
	Australia	United States	Total
	(in US$ thousands)
Product Groups:
Metallurgical coal	$194,909	$74,839	$269,748
Thermal coal	25,041	417	25,458
Total coal revenue	219,950	75,256	295,206
Other(1)	8,460	682	9,142
Total	$228,410	$75,938	$304,348

	Six months ended June 30, 2021
	Australia	United States	Total
	(in US$ thousands)
Product Groups
Metallurgical coal	$428,110	$305,456	$733,566
Thermal coal	44,089	3,311	47,400
Total coal revenue	472,199	308,767	780,966
Other(1)	17,527	1,874	19,401
Total	$489,726	$310,641	$800,367

	Six months ended June 30, 2020
	Australia	United States	Total
	(in US$ thousands)
Product Groups
Metallurgical coal	$407,831	$234,198	$642,029
Thermal coal	50,650	2,138	52,788
Total coal revenue	458,481	236,336	694,817
Other(1)	15,074	3,775	18,849
Total	$473,555	$240,111	$713,666

(1) Other revenue for the Australian segment includes the amortization of the Stanwell non-market coal supply contract obligation liability.

4. Expenses

Other, Net

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in US$ thousands)		(in US$ thousands)
Other foreign exchange losses	$(140)	$(9,777)	$(1,889)	$(4,217)
Other income (expense)	710	1,240	(469)	(268)
Total Other, net	$570	$(8,537)	$(2,358)	$(4,485)

5. Capital Structure

On May 14, 2021, the Company successfully completed the institutional component of a fully underwritten 1-for-4.73 pro-rata accelerated non-renounceable entitlement offer, or the Entitlement Offer. On completion, a total of 253,108,820 fully paid new CDIs (representing a beneficial interest in 25,310,882 shares of common stock) were issued at a price of A$0.45 per CDI, resulting in gross proceeds of $87.7 million (A$113.9 million).

On June 1, 2021, the Company successfully completed the retail component of the Entitlement Offer. On completion, a total of 39,466,010 fully paid new CDIs (representing a beneficial interest in 3,946,601 shares of common stock) were issued on the ASX at a price of A$0.45 per CDI, resulting in gross proceeds of $13.7 million (A$17.8 million).

Coronado Global Resources Inc. Form 10-Q June 30, 20219

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to the Entitlement Offer, a total of 29,257,483 shares of common stock, with a par value of $0.01, were issued by the Company.

Proceeds from the Entitlement Offer, net of share issuance costs, of $97.7 million were included as part of a refinancing transaction, which involved the (i) repayment of all outstanding obligations under the Company’s Multicurrency Revolving Syndicated Facility Agreement, or SFA, and termination of such agreement; (ii) cash collateralization of credit support facilities, which were used to provide back-to-back support for bank guarantees that had been previously issued under the SFA; and (iii) payment of discounts, fees and expenses related to the refinancing transaction. See Note 11 “Interest Bearing Liabilities”.

Coronado Group LLC

Coronado Group LLC, the Company’s controlling stockholder, exercised its right to participate in the institutional component of the Entitlement Offer and purchased 71,980,363 CDIs (representing a beneficial interest in 7,198,036 shares of common stock) at a price of A$0.45 per CDI, resulting in gross proceeds of $24.9 million (A$32.4 million).

As of June 30, 2021, Coronado Group LLC beneficially owns 845,061,399 CDIs (representing a beneficial interest in 84,506,140 shares of common stock) representing 50.4% of the total 1,676,453,730 CDIs (representing a beneficial interest in 167,645,373 shares of common stock) outstanding. The remaining 831,392,331 CDIs (representing a beneficial interest in 83,139,233 shares of common stock) are owned by investors in the form of CDIs publicly traded on the ASX.

As of December 31, 2020, 1,383,878,900 CDIs (representing a beneficial interest in 138,387,890 shares of common stock) were outstanding.

6. Trade and related party receivables

The Company extends trade credit to its customers in the ordinary course of business. Trade receivables and related party receivables are recorded initially at fair value and subsequently at amortized cost, less any Expected Credit Losses, or ECL.

Xcoal

On May 27, 2021, Xcoal Energy and Resources, or Xcoal, ceased to be a related party after Xcoal’s founder, chief executive officer and chief marketing officer, Mr. Ernie Thrasher, retired as a non-executive director of the Company.

During the six months ended June 30, 2021, Xcoal reduced its past due balance by $48.3 million. At June 30, 2021, amounts due from Xcoal in respect of coal sales were $36.9 million, all of which were past due and included within “Trade receivables” on the unaudited Condensed Consolidated Balance Sheet. Subsequent to June 30, 2021, Xcoal has further reduced its past due account receivable by $3.4 million to $33.5 million at July 31, 2021. The Company expects to receive all outstanding trade receivables amounts from Xcoal by September 30, 2021.

“Coal revenues from related parties” of $29.3 million and $97.3 million in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the periods up to May 27, 2021, represent revenues from Xcoal while it was a related party. Revenues from coal sales to Xcoal after May 27, 2021 to June 30, 2021, of $14.4 million are included within “Coal revenues” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Revenues from Xcoal of $9.0 million and $89.1 million, respectively, are recorded as “Coal revenues from related parties” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2020.

For the three and six month periods ended June 30, 2021, sales to Xcoal were made on prepayment, letter of credit and cash on delivery basis. Subsequent to June 30, 2021, the Company has agreed credit terms with Xcoal. Any sales in excess of the credit amount will be made on prepayment, letter of credit and cash on delivery basis. At December 31, 2020, amounts due from Xcoal in respect of coal sales were $91.0 million, of which $85.2 million was past due and was included in “Related party trade receivables” on the audited Condensed Consolidated Balance Sheet, and $5.8 million was secured by a letter of credit.

Coronado Global Resources Inc. Form 10-Q June 30, 202110

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To account for the expected timing of collection, a provision for discounting and credit losses of $9.0 million was recognized at December 31, 2020. During the three and six months ended June 30, 2021, the provision for discounting and credit losses was unwound to account for passage of time and payments made by Xcoal during the periods, resulting in a benefit of $2.1 million and $5.9 million, respectively, recorded in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021. As of June 30, 2021, the carrying value of trade receivables from Xcoal, net of a $3.1 million provision for discounting and credit losses, was $33.8 million. As of December 31, 2020, the carrying value of related party trade receivables from Xcoal, net of a $9.0 million provision for discounting and credit losses, was $82.0 million.

7. Provision for Credit Losses

The following table provides the reconciliation of the allowance for credit losses that is deducted from financial assets to present the net amount expected to be collected:

(in US$ thousands)	Trade and related party trade receivables	Other Assets	Total
As at January 1, 2021	$9,298	$—	$9,298
Change in estimates during the current period	(120)	407	287
Unwind of provision for expected credit losses	(5,931)	—	(5,931)
As of June 30, 2021	$3,247	$407	$3,654

8.Inventories

(in US$ thousands)	June 30, 2021	December 31,2020
Raw coal	$16,587	$19,557
Saleable coal	43,646	26,581
Total coal inventories	60,233	46,138
Supplies inventory	59,720	63,997
Total inventories	$119,953	$110,135

9.Property, Plant and Equipment

(in US$ thousands)	June 30, 2021	December 31,2020
Land	$27,647	$27,985
Buildings and improvements	89,311	89,726
Plant, machinery, mining equipment and transportation vehicles	964,852	939,521
Mineral rights and reserves	374,310	374,340
Office and computer equipment	8,756	4,316
Mine development	574,971	577,631
Asset retirement obligation asset	80,079	81,603
Construction in process	32,320	38,321
	2,152,246	2,133,443
Less accumulated depreciation, depletion and amortization	688,741	611,935
Net property, plant and equipment	$1,463,505	$1,521,508

Coronado Global Resources Inc. Form 10-Q June 30, 202111

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)	June 30, 2021	December 31,2020
Wages and employee benefits	$42,262	$32,386
Taxes other than income taxes	9,252	7,024
Accrued royalties	30,754	36,149
Accrued freight costs	25,304	29,199
Accrued mining fees	62,828	76,044
Acquisition related accruals	32,327	33,119
Other liabilities	26,537	20,605
Total accrued expenses and other current liabilities	$229,264	$234,526

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $32.3 million (A$43.0 million). This amount was outstanding as at June 30, 2021 and December 31, 2020 pending assessment by the Office of State Revenue in Queensland, Australia.

11.Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities at June 30, 2021:

(in US$ thousands)	June 30, 2021	December 31, 2020	Weighted Average Interest Rate at June 30, 2021	Final Maturity
10.75% Senior Secured Notes	$350,000	$—	12.14% (2)	2026
ABL Facility	—	—		2024
Multicurrency Revolving Syndicated Facility	—	327,625		2023
Discount and debt issuance costs(1)	(17,866)	—
Total interest bearing liabilities	$332,134	$327,625

(1) Debt issuance costs incurred on the establishment of the ABL Facility has been included within "Other non-current assets" on the unaudited Condensed Consolidated Balance Sheet.

(2) Represents the effective interest rate.

Syndicated Facility Agreement

On May 14, 2021, the Company repaid all obligations under the SFA, including the outstanding balance of $324.1 million, and terminated such agreement using a portion of the net proceeds from the Entitlement Offer along with a portion of proceeds from the offering of the Notes (as defined below). As a result of the early termination of the SFA, the Company recorded a loss on debt extinguishment of $5.7 million in its unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021.

Senior Secured Notes

On May 12, 2021, the Company, entered into an indenture, or the Indenture among Coronado Finance Pty Ltd, an Australian proprietary company and a wholly-owned subsidiary of the Company, which is referred to as the Issuer or the Australian Borrower, the Company, the other guarantors party thereto, which are referred to, collectively with the Company, as the Guarantors, and Wilmington Trust, National Association, as trustee, or the Trustee, and as priority lien collateral trustee, relating to the issuance by the Issuer of $350.0 million aggregate principal amount of 10.750% Senior Secured Notes due 2026, or the Notes.

The Notes were issued at a price of 98.112% of their principal amount and bear interest at a rate of 10.75% per annum. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on November 15, 2021, to record holders of the Notes on the immediately preceding May 1 and November 1, as applicable. The Notes mature on May 15, 2026 and are senior secured obligations of the Issuer.

Coronado Global Resources Inc. Form 10-Q June 30, 202112

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Notes are guaranteed on a senior secured basis by the Company and its wholly-owned subsidiaries (other than the Issuer) (subject to certain exceptions and permitted liens) and secured by (i) a first-priority lien on substantially all of the Company’s assets and the assets of the other Guarantors (other than accounts receivable and other rights to payment, inventory, intercompany indebtedness, certain general intangibles and commercial tort claims, commodities accounts, deposit accounts, securities accounts and other related assets and proceeds and products of each of the foregoing, or, collectively, the ABL Collateral), or the Notes Collateral, and (ii) a second-priority lien on the ABL Collateral, which is junior to a first-priority lien, for the benefit of the lenders under the Company’s senior secured asset-based revolving credit agreement in an initial aggregate principal amount of $100.0 million, or the ABL Facility.

The terms of the Notes are governed by the Indenture. The Indenture contains customary covenants for high yield bonds, including, but not limited to, limitations on investments, liens, indebtedness, asset sales, transactions with affiliates and restricted payments, including payment of dividends on capital stock.

Upon the occurrence of a “Change of Control,” as defined in the Indenture, the Issuer is required to offer to repurchase the Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. The Issuer also has the right to redeem the Notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date, following the occurrence of a Change of Control, provided that the Issuer redeems at least 90% of the Notes outstanding prior to such Change of Control. Upon the occurrence of certain changes in tax law (as described in the Indenture), the Issuer may redeem any of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Issuer may redeem any of the Notes beginning on May 15, 2023. The initial redemption price of the Notes is 108.063% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The redemption price will decline each year after May 15, 2023, and will be 100% of the principal amount of the Notes, plus accrued and unpaid interest, beginning on May 15, 2025. The Issuer may also redeem some or all of the Notes at any time and from time to time prior to May 15, 2023 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

During any twelve-month period ending prior to May 15, 2023, the Issuer may redeem the Notes (including additional Notes, if any) in an aggregate principal amount not to exceed 10% of the aggregate principal amount of the Notes (including additional Notes, if any) originally issued at a redemption price (expressed as a percentage of principal amount) of 103%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

At any time and from time to time on or prior to May 15, 2023, the Issuer may redeem in the aggregate up to 40% of the original aggregate principal amount of the Notes (calculated after giving effect to any issuance of additional Notes) with the net cash proceeds of certain equity offerings, at a redemption price of 110.75%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 60% of the original aggregate principal amount of the Notes (calculated after giving effect to any issuance of additional Notes) issued under the Indenture remains outstanding after each such redemption and each such redemption occurs within 120 days after the date of the closing of such equity offering.

The Indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the Notes.

Proceeds from the issuance of the Notes, net of discounting and issuance costs, of $331.8 million were included as part of a refinancing transaction which involved the (i) repayment of all outstanding obligations under the SFA and the termination of such agreement; (ii) cash collateralization of credit support facilities, which were used to provide back-to-back support for bank guarantees that had been previously issued under the SFA; and (iii) payment of discounts, fees and expenses related to the refinancing transaction.

In connection with the issuance of the Notes, the Company incurred debt issuance costs of $11.6 million and discount on issuance of $6.6 million, recorded as a direct deduction from the face amount of the Notes.

The Energy & Mineral Group

On May 12, 2021, affiliates of The Energy & Minerals Group, or EMG, which is the Company’s controlling stockholder through its ownership of Coronado Group LLC, participated in the Notes Offering and purchased $65.0 million aggregate principal amount of Notes at the closing of the Notes Offering. At June 30, 2021, interest payable to affiliates of EMG on the Notes was $0.9 million and was recorded within “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheet and a corresponding amount was recorded to “Interest expense, net” in the unaudited

Coronado Global Resources Inc. Form 10-Q June 30, 202113

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021.

ABL Facility

On May 12, 2021, the Company, Coronado Coal Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, or the U.S. Borrower, the Australian Borrower and the Guarantors entered into the ABL Facility agreement with Citibank, N.A., as administrative agent and a lender, and various other financial institutions, with an aggregate multi-currency lender commitment of up to $100.0 million, including a $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans, at any time outstanding, subject to borrowing base availability. The ABL Facility will mature on May 12, 2024 and replaces the SFA.

Revolving loan (and letter of credit) availability under the ABL Facility is subject to a borrowing base, which at any time is equal to the sum of certain eligible accounts receivable, certain eligible inventory and certain eligible supplies inventories and, in each case, subject to specified advance rates. The borrowing base is subject to certain reserves, which may be established by the agent in its reasonable credit discretion, that could reasonably be expected to have an adverse effect on the value of the collateral included in the borrowing base.

Borrowings under the ABL Facility bear interest at a rate equal to a BBSY rate plus an applicable margin. In addition to paying interest on the outstanding borrowings under the ABL Facility, the Company is also required to pay a fee in respect of unutilized commitments, on amounts available to be drawn under outstanding letters of credit and certain administrative fees.

The obligations of the borrowers under the ABL Facility are guaranteed by (a) a first priority-lien in the ABL Collateral, (b) a second priority-lien in the Notes Collateral and (c) solely in the case of the obligations of the Australian Borrower, a featherweight floating security interest over certain accounts released from the security by the Australian Borrower in favor of Stanwell Corporation Limited, or Stanwell.

The ABL Facility contains customary covenants for asset-based credit agreement of this type, including, among others: (i) the requirement to deliver financial statements, other reports and notices; (ii) covenants related to the payment of dividends on, or purchase or redemption of, capital stock; (iii) covenants related to the incurrence or prepayment of certain debt; (iv) covenants related to the incurrence of liens or encumbrances; (v) compliance with laws; (vi) restrictions on certain mergers, consolidations and asset dispositions; and (vii) restrictions on certain transactions with affiliates. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2021, the Company is not subject to this covenant. As at June 30, 2021, the Company met its undertakings under the ABL Facility.

To establish the ABL Facility, the Company incurred debt issuance costs of $5.4 million. The Company has elected an accounting policy to present debt issuance costs incurred before the debt liability is recognized (e.g., before the debt proceeds are received) as an asset which will be amortized ratably over the term of the line-of-credit. The costs will not be subsequently reclassified as a direct deduction of the liability. At June 30, 2021, issuance costs incurred to establish the ABL Facility have been classified in “Other non-current assets” in the unaudited Condensed Consolidated Balance Sheet.

As at June 30, 2021, no amounts were drawn and no letters of credit were outstanding under the ABL Facility.

12. Other Financial Liabilities

On January 6, 2021, the Company entered into an agreement with a third-party financier to sell and leaseback items of property, plant and equipment owned by Curragh, a wholly-owned subsidiary of the Company. The transaction did not satisfy the sale criteria under ASC 606 – Revenues from Contracts with Customers. As a result, the transaction was deemed a financing arrangement and the Company has continued to recognize the underlying property, plant and equipment on its unaudited Condensed Consolidated Balance Sheet. The proceeds received from the transaction of $23.5 million (A$30.2 million) were recognized as “Other financial liabilities” on the unaudited Condensed Consolidated Balance Sheet. The term of the financing arrangement ranges up to five years with an implied interest rate of up to 7.8% per annum. The carrying value of this financial liability, net of issuance costs, was $20.4 million as at June 30, 2021, $4.0 million of which is classified as a current liability.

13. Income Taxes

For the six months ended June 30, 2021 and 2020, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effects of unusual or

Coronado Global Resources Inc. Form 10-Q June 30, 202114

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2021 estimated annual effective tax rate, including discrete items, is 10.19%. The Company had an income tax benefit of $10.9 million based on a loss before tax of $106.9 million for the six months ended June 30, 2021.

Income tax expense of $20.4 million for the six months ended June 30, 2020 was calculated based on an estimated annual effective tax rate of 14.2% for the period.

The Company assessed the need for a valuation allowance by evaluating future taxable income, available for tax strategies and the reversal of temporary tax differences.

As of June 30, 2021, the Australian Operations were in a cumulative loss position and held a valuation allowance of $19.8 million against the full amount of their deferred tax assets. A cumulative loss position constitutes significant negative evidence regarding future taxable income, and is defined as a cumulative pre-tax loss for the current and two preceding years. The Company’s deferred tax liabilities, related to its U.S. Operations, decreased during the period due to the impact of the valuation allowance recorded in its Australian Operations’ deferred tax assets and the overall tax loss position during the six months ended June 30, 2021.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company had no unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.

The Company is subject to taxation in the U.S. and its various states, as well as Australia and its various localities. In the U.S. and Australia, the first tax return was lodged for the year ended December 31, 2018. In the U.S., companies are subject to open tax audits for a period of seven years at the federal level and five years at the state level. In Australia, companies are subject to open tax audits for a period of four years from the date of assessment.

On March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, to provide certain relief as a result of the COVID-19 outbreak. The Company is currently evaluating how provisions in the CARES Act will impact its consolidated financial statements, but it is not expected to have a material impact.

On April 9, 2021, West Virginia Governor Jim Justice signed into law House Bill 2026, adopting significant changes to the state’s income tax code, including market-based source, single-sales factor apportionment and limitations on temporary or mobile worker withholding. The new law resulted in a tax impact of approximately $0.9 million.

14. Earnings per Share

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
(in US$ thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(55,085)	$(114,330)	$(96,057)	$(123,196)
Less: Net loss attributable to Non-controlling interest	—	(2)	(2)	(4)
Net loss attributable to Company stockholders	$(55,085)	$(114,328)	$(96,055)	$(123,192)

Denominator (in thousands):
Weighted-average shares of common stock outstanding	152,877	96,652	145,633	96,652
Weighted average diluted shares of common stock outstanding	152,877	96,652	145,633	96,652
Earnings Per Share (US$):
Basic	(0.36)	(1.18)	(0.66)	(1.27)
Dilutive	(0.36)	(1.18)	(0.66)	(1.27)

Coronado Global Resources Inc. Form 10-Q June 30, 202115

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Derivatives and Fair Value Measurement

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

Forward fuel contracts

In 2020, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel that is used, or is expected to be used, at its Australian Operations during 2021. In connection with the repayment and termination of the SFA, the Company closed out all outstanding forward fuel derivative contracts and received proceeds, representing hedge gain on settlement, of $5.8 million. This hedge gain on settlement has been deferred in “Accumulated other comprehensive loss” on the unaudited Condensed Consolidated Balance Sheet until the hedge transaction impacts income, at which point the related hedge gain would be reclassified to the “Cost of coal revenues” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

No forward fuel derivative contracts were outstanding at June 30, 2021.

Hedge gains, net of tax, recognized in “Accumulated other comprehensive loss” of $4.2 million as at June 30, 2021 are expected to be recognized into “Cost of coal revenues” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income within the next six months when the hedged transaction impacts income. Refer to Note 16 “Accumulated Other Comprehensive Losses” for further disclosure.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202116

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis

As of June 30, 2021, there were no financial instruments required to be measured at fair value on a recurring basis.

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of June 30, 2021 and December 31, 2020:

• Cash and restricted cash, accounts receivable, accounts payable, accrued expenses, lease liabilities and other current financial liabilities: The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets approximate fair value due to the short maturity of these instruments.

• Restricted deposits and reclamation bonds, lease liabilities, interest bearing liabilities and other financial liabilities: The fair values approximate the carrying values reported in the unaudited Condensed Consolidated Balance Sheets.

• Interest bearing liabilities: The Company’s outstanding interest-bearing liabilities are carried at amortized cost. As of June 30, 2021, there were no borrowings outstanding under the ABL Facility. The estimated fair value of the Notes is approximately $372.8 million based upon observable market data (Level 2).

16. Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consisted of the following at June 30, 2021:

		Net unrealized gain (loss)
(in US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Total
Balance at December 31, 2020	$(26,777)	$(2,029)	$(28,806)
Net current-period other comprehensive income (loss):
Gain in other comprehensive income (loss) before reclassifications	1,130	11,446	12,576
Loss on long-term intra-entity foreign currency transactions	(9,960)	—	(9,960)
Gains reclassified from accumulated other comprehensive income (loss)	—	(3,062)	(3,062)
Tax effects	—	(2,135)	(2,135)
Total net current-period other comprehensive gain (loss)	(8,830)	6,249	(2,581)
Balance at June 30, 2021	$(35,607)	$4,220	$(31,387)

Coronado Global Resources Inc. Form 10-Q June 30, 202117

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(in US$ thousands)	Amount
Year ending December 31,
2021	$3,593
2022	5,656
2023	4,978
2024	5,443
2025	4,729
Thereafter	24,702
Total	$49,101

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of June 30, 2021, purchase commitments for capital expenditures were $20.3 million, all of which is obligated within the next twelve months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years. In the U.S., the Company typically negotiates its rail and coal terminal access on an annual basis. As of June 30, 2021, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.3 billion, of which approximately $104.3 million is obligated within the next year.

18.Contingencies

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

At June 30, 2021, the Company had outstanding bank guarantees of $46.2 million to secure various obligations and commitments.

Restricted deposits and reclamation bonds represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. The Company had cash collateral in the form of deposits in the amount of $72.7 million and $8.4 million as of June 30, 2021 and December 31, 2020, respectively, to provide back-to-back support for bank guarantees, financial payments and other performance obligations and various other operating agreements. These deposits and reclamations bonds are restricted and classified as long-term assets in the unaudited Condensed Consolidated Balance Sheets.

In accordance with the terms of the ABL Facility, the Company may be required to cash collateralize the ABL Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit. As of June 30, 2021, no letter of credit were outstanding and no cash collateral was required.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation. The Company can also use bank letters of credit to collateralize certain obligations. As of June 30, 2021, the Company had outstanding surety bonds of $29.7 million, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increased obligations, additional costs or additional collateral requirements.

From time to time, the Company becomes a party to other legal proceedings in the ordinary course of business in Australia, the U.S. and other countries where the Company does business. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its financial

Coronado Global Resources Inc. Form 10-Q June 30, 202118

condition, results of operations or cash flows. In management’s opinion, the Company is not currently involved in any legal proceedings, which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or liquidity of the Company.

Coronado Global Resources Inc. Form 10-Q June 30, 202119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coronado Global Resources Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Coronado Global Resources Inc. (the Company) as of June 30, 2021, the related condensed consolidated statements of operation and comprehensive income, stockholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young

Brisbane, Australia

August 9, 2021.

Coronado Global Resources Inc. Form 10-Q June 30, 202120

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations, financial performance and condition, the coal, steel and other industries, the impact of the COVID-19 pandemic and related governmental and economic responses thereto, as well as our plans, objectives and expectations for our business, operations, financial performance and condition. Forward-looking statements may be identified by words such as “may,” “could,” “believes,” “estimates,” “expects,” “likely,” “intends,” “considers” and other similar words.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202121

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

See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and ASX on February 25, 2021, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC and ASX on May 10, 2021, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements, as well as others made in this Quarterly Report on Form 10-Q and hereafter in our other filings with the SEC and public

Coronado Global Resources Inc. Form 10-Q June 30, 202122

communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. You should not interpret the disclosure of any risk to imply that the risk has not already materialized. Furthermore, the forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by applicable law.

Overview

We are a global producer, marketer and exporter of a full range of Met coal products. We own a portfolio of operating mines and development projects in Queensland, Australia, and in Virginia, West Virginia and Pennsylvania in the United States.

Our Australian Operations comprise the 100%-owned Curragh producing mine complex. Our U.S. Operations comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned idled mine complex (Greenbrier), two development properties (Pangburn-Shaner-Fallowfield and Russell County) and one idle property (Amonate). In addition to Met coal, our Australian Operations sell thermal coal domestically, which is used to generate electricity, to Stanwell and some thermal coal in the export market. Our U.S. Operations primarily focuses on the production of Met coal for the North American domestic and seaborne export markets and also produce and sell some thermal coal that is extracted in the process of mining Met coal.

For the six months ended June 30, 2021, we produced 8.8 MMt and sold 8.9 MMt of coal. Met coal and thermal coal sales represented 82.7% and 17.3%, respectively, of our total volume of coal sold and 93.9% and 6.1% respectively, of total coal revenues, for the six months ended June 30, 2021.

Our results for the six months ended June 30, 2021, were adversely impacted by (1) seasonal wet weather conditions in Australia, which disrupted certain mining and logistics activities, (2) China’s ban on Australian coal imports, in place since October 2020, which continued to distort the global Met coal market with higher cost and freight, or CFR, China prices drawing in additional spot supply from U.S., Canada, Russia and Mongolia replacing traditional Australian imports, (3) operational issues at the Australian Operations from a three-week breakdown of certain mining equipment, (4) cost of additional fleets deployed at Curragh to accelerate overburden removal to increase coal availability, (5) a train derailment on the Blackwater system in June 2021, which saw the Australian Operations unable to rail coal to the port for approximately five days, and (6) labor shortages and adverse geological conditions in certain mines of our U.S. Operations.

Despite these adverse conditions, our results benefited from lower capital expenditure across our business and the continued ramp up of production at our U.S. Operations driven by increased demand from China for U.S. sourced metallurgical coals.

As a global supplier of metallurgical coal, our geographic diversification has helped us withstand the negative impact on benchmark pricing stemming from Chinese import restrictions on Australian coal. Our U.S. Operations have successfully taken advantage of the policy shift by increasing sales volumes directly into China during the quarter and achieved a record for the largest shipment of sub-category A of High-Vol coal from a U.S. East Coast port in a single cargo.

In addition, market prices for Australian Met coal substantially increased during the second quarter of 2021 with the benchmark index price reaching levels just below $200 per Mt at June 30, 2021. The benefits, including strong cash generation, of these price increases are expected to be realized by our Australian Operations in the third and fourth quarter of 2021 due to a three-month pricing lag between contracting and delivery.

From our Australian Operations, production and sales volumes were higher for the six months ended June 30, 2021 compared to the same period in 2020 as a result of the steel market recovery to pre-pandemic levels. Coal revenues increased by 3.0% compared to the six months ended June 30, 2020, largely driven by a Met sales volume increase of 0.4 MMt, or 10.3%, partially offset by an average realized Met coal pricing decrease from $104.8 to $99.6 per Mt sold. Operating costs for the six months ended June 30, 2021 were $59.4 million, or 12.7%, higher compared to June 30, 2020, which, despite higher coal sales volume, resulted in an unfavorable increase in operating costs of $8.0 per Mt sold.

From our U.S. Operations, production and sales volumes were higher for the six months ended June 30, 2021 compared to the same period in 2020. Production increased by 0.5 MMt and sales volume increased by 0.4 MMt for the six months ended June 30, 2021 compared to the same period in 2020, during which, due to impacts of the COVID-19 pandemic, our U.S. Operations were idled for a two-month period. Higher sales volumes and higher average realized Met coal prices per Mt sold during the six months ended June 30, 2021 resulted in Coal revenues increasing by $72.4 million, or 30.6%, compared to the same period in 2020. Operating costs for the six months ended June 30, 2021 were $38.8 million, or 19.5% unfavorable, compared to the corresponding period in 2020 driven by higher mining and freight costs.

Coronado Global Resources Inc. Form 10-Q June 30, 202123

Refinancing transaction

During the quarter ended June 30, 2021, we successfully completed a refinancing initiative which comprised of an ABL Facility with an aggregate principal amount of $100.0 million, a Notes Offering with an aggregate principal amount of $350.0 million and a fully underwritten equity Entitlement Offer of $101.4 million, that resulted in gross proceeds to the Company of $101.4 million. These transactions provide Coronado increased financial flexibility by eliminating the application of the legacy SFA financial covenants and introducing new debt with terms that are more sustainable for our business. The arrangements also extend our debt maturity profile, provide a diversification of funding sources and strengthens our liquidity position. A portion of the proceeds from these transactions were used to repay and terminate all outstanding obligations under the SFA, cash collateralize and replace bank guarantees under the SFA, and pay discounts, fees and expenses related to the refinancing transactions. Refer to Note 5 “Capital Structure” and Note 11 “Interest Bearing Liabilities” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

COVID-19 response

The COVID-19 Steering Committee has successfully monitored the effect of the pandemic across our Australian Operations and U.S. Operations and continues to implement proactive preventative measures to ensure the safety and well-being of employees and contractors. A COVID-19 vaccination roll-out at our U.S. Operations has been completed with all employees who have sought a vaccination having received one. The workforce at our Australian Operations are being vaccinated according to the Australian Federal government’s vaccination program. We are working with the Queensland Resources Council to assist in the roll out of vaccinations to neighboring communities.

Xcoal

On May 27, 2021, Xcoal ceased to be a related party after Xcoal’s founder, chief executive officer and chief marketing officer, Mr. Ernie Thrasher retired as a non-executive director of the Company.

During the quarter ended June 30, 2020, Xcoal reduced its past due receivables by $20.8 million. At June 30, 2021, amounts due from Xcoal in respect of coal sales were $36.9 million, all of which was past due and included within “Trade receivables” in the unaudited Condensed Consolidated Balance Sheet. Subsequent to June 30, 2021, the Company has collected a further $3.4 million against the past due account receivable reducing the outstanding past due balance to $33.5 million at July 31, 2021.

“Coal Revenues from related parties” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the periods up to May 27, 2021 represent revenues from Xcoal while it was a related party. Revenues from Xcoal for the period from May 28, 2021 to June 30, 2021 are included in “Coal Revenues” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three and six month periods ended June 30, 2021, sales to Xcoal were made on prepayment, letter of credit and cash on delivery basis. Subsequent to June 30, 2021, the Company has agreed credit terms with Xcoal. Any sales in excess of the credit amount will be made on prepayment, letter of credit and cash on delivery basis.

The Company expects to receive all outstanding trade receivables amounts from Xcoal by September 30, 2021. To account for the expected timing of collection, a provision for discounting and credit losses of $9.0 million was recognized at December 31, 2020. During the six months ended June 30, 2021, the provision for discount and credit losses was unwound to account for passage of time and payments made by Xcoal during the period, resulting in a benefit of $5.9 million. The carrying value of trade receivables from Xcoal, net of provision for discounting and credit losses, as at June 30, 2021, was $33.8 million. Refer to Note 6 “Trade and related party receivables” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Segment Reporting

In accordance with Accounting Standards Codification, or ASC, 280, Segment Reporting, we have adopted the following reporting segments: Australia and the United States. In addition, “Other and Corporate” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 202124

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

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. These financial and operating metrics include: (i) safety and environmental metrics; (ii) total sales volumes and average realized price per Mt sold, which we define as total coal revenues divided by total sales volume; (iii) Met coal sales volumes and average realized Met coal price per Mt sold, which we define as Met coal revenues divided by Met coal sales volume; (iv) average segment mining costs per Mt sold, which we define as mining costs divided by sales volumes for the respective segment; and (v) average segment operating costs per Mt sold, which we define as segment operating costs divided by sales volumes for the respective segment.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Summary

The financial and operational highlights for the three months ended June 30, 2021 include:

• Sales volume totaled 4.5 MMt for the three months ended June 30, 2021, compared to 3.8 MMt for the three months ended June 30, 2020. The higher sales volumes were mainly contributed by our U.S. Operations, which continued to experience increased demand from China for U.S. sourced coal and recovery of mining operations to pre-COVID-19 pandemic levels.

Coronado Global Resources Inc. Form 10-Q June 30, 202125

• Net loss decreased by $59.2 million, from $114.3 million for the three months ended June 30, 2020, to $55.1 million for the three months ended June 30, 2021. The lower net loss was primarily due to higher coal sales revenues and the impact of a non-cash impairment charge in respect of our Greenbrier asset for the three months ended June 30, 2020, partially offset by higher operating costs, interest charges and income tax expense.

• Strong demand and higher average prices in the seaborne export markets during the three months ended June 30, 2021 resulted in average realized Met coal pricing of $105.1 per Mt sold, 14.7% higher compared to $91.6 per Mt sold for the three months ended June 30, 2020.

• Adjusted EBITDA for the three months ended June 30, 2021 of $18.1 million, an increase of $28.5 million from an Adjusted EBITDA loss of $10.5 million for the three months ended June 30, 2020, driven by higher coal sales revenues, partially offset by higher operating costs.

• As of June 30, 2021, the Company had total liquidity of $213.4 million, consisting of $113.4 million cash (excluding restricted cash) and $100.0 million of availability under the ABL Facility. The ABL Facility is subject to a springing fixed charge coverage ratio test if availability is less than a certain amount.

	Three months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Revenues:
Coal revenues	$413,764	$295,206	$118,558	40.2%
Other revenues	10,492	9,142	1,350	14.8%
Total revenues	424,256	304,348	119,908	39.4%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	306,155	224,459	81,696	36.4%
Depreciation, depletion and amortization	41,212	41,547	(335)	(0.8%)
Freight expenses	55,906	40,504	15,402	38.0%
Stanwell rebate	15,076	24,787	(9,711)	(39.2%)
Other royalties	23,173	19,157	4,016	21.0%
Selling, general, and administrative expenses	7,431	7,158	273	3.8%
Restructuring costs	2,300	—	2,300	100.0%
Total costs and expenses	451,253	357,612	93,641	26.2%
Operating loss	(26,997)	(53,264)	26,267	(49.3%)
Other income (expenses):
Interest expense, net	(16,596)	(12,064)	(4,532)	37.6%
Loss on debt extinguishment	(5,744)	—	(5,744)	100.0%
Unwind of discounting and credit losses	1,866	—	1,866	100.0%
Impairment of assets	—	(63,111)	63,111	(100.0%)
Other, net	570	(8,537)	9,107	(106.7%)
Total other expense, net	(19,904)	(83,712)	63,808	(76.2%)
Net loss before tax	(46,901)	(136,976)	90,075	(65.8%)
Income tax (expense) benefit	(8,184)	22,646	(30,830)	(136.1%)
Net loss	(55,085)	(114,330)	59,245	(51.8%)
Less: Net loss attributable to noncontrolling interest	—	(2)	2	(100.0%)
Net loss attributable to Coronado Global Resources, Inc.	$(55,085)	$(114,328)	$59,243	(51.8%)

Coal Revenues

Coal revenues were $413.8 million for the three months ended June 30, 2021, an increase of $118.6 million, compared to $295.2 million for the three months ended June 30, 2020. This increase was largely driven by higher sales volumes and higher average realized Met coal price for the three months ended June 30, 2021, of $105.1 per Mt sold, an increase of $13.5 per Mt sold compared to $91.6 per Mt sold for the same period in 2020. The increase in realized Met coal price was largely driven by strong demand and higher average prices in the seaborne export markets particularly in the Asian market during June 2021 as infrastructure development plans ramp up as the world emerges from the COVID-19 pandemic.

Coronado Global Resources Inc. Form 10-Q June 30, 202126

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues comprise of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues was $306.2 million for the three months ended June 30, 2021, an increase of $81.7 million, or 36.4%, compared to $224.5 million for the three months ended June 30, 2020.

The cost of coal revenues for our U.S. Operations increased $47.5 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to higher sales volumes and production volumes. Cost of coal revenues for our Australian Operations increased by $34.2 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, driven by unfavorable average foreign exchange rate on translation of the Australian Operations for the three months ended June 30, 2021 of A$/US$: 0.77 compared to 0.66 for the three months ended June 30, 2020, higher overburden removal and planned equipment maintenance.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended June 30, 2021 was $41.2 million, largely consistent with $41.5 million for the three months ended June 30, 2020.

Freight Expenses

Freight expenses relate to costs associated with take-or-pay commitments for rail and port providers and demurrage costs. Freight expenses totaled $55.9 million for the three months ended June 30, 2021, an increase of $15.4 million, as compared to $40.5 million for the three months ended June 30, 2020. Our U.S. Operations’ freight cost contributed $9.3 million to the increase, driven by coal sales under certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent in the three months ended June 30, 2020. The remaining increase related to our Australian Operations, driven by unfavorable average foreign exchange rate on translation of the Australian Operations, partially offset by lower sales volumes, compared to the same period in 2020.

Stanwell Rebate

The Stanwell rebate was $15.1 million for the three months ended June 30, 2021, a decrease of $9.7 million, as compared to $24.8 million for the three months ended June 30, 2020. The decrease was largely driven by lower realized export reference coal pricing for the prior twelve-month period, partially offset by unfavorable average foreign exchange rate on translation of the Australian Operations.

Other Royalties

Other royalties were $23.2 million in the three months ended June 30, 2021, an increase of $4.0 million, as compared to $19.2 million in the three months ended June 30, 2020. The increase in other royalties were driven by the higher in coal revenues compared to the same period in 2020.

Interest Expense, net

Interest expense, net of $16.6 million for the three months ended June 30, 2021, increased $4.5 million, as compared to $12.1 million for the three months ended June 30, 2020. The increase in interest expense was due to higher average interest rate for the three months ended June 30, 2021, compared to the same period in 2020, partially offset by lower average interest-bearing liabilities period on period.

Loss on debt extinguishment

During the three months ended June 30, 2021, the Company recognized a loss on debt extinguishment of $5.7 million relating to the termination of the revolving loan facilities under the SFA.

Unwind of discounting and credit losses

We recognized a provision for discounting and credit losses of $9.3 million as at December 31, 2020, largely in respect of trade receivables from Xcoal. During the three months ended June 30, 2021, the provision for discounting and credit losses was partially unwound to account for passage of time and payments made by Xcoal during the quarter, resulting in a benefit of $1.9 million recorded in the Company’s results of operations.

Coronado Global Resources Inc. Form 10-Q June 30, 202127

Income tax (expense) benefit

Income tax expense of $8.2 million for the three months ended June 30, 2021 increased by $30.8 million, as compared to a tax benefit of $22.6 million for the three months ended June 30, 2020. This increase includes a valuation allowance of $19.8 million recognized during the quarter against deferred tax assets of our Australian Operations.

The income tax expense for the three months ended June 30, 2021 is based on an annual effective tax rate of 11.72% for the six months ended June 30, 2021, a decrease from 31.76% for the quarter ended March 31, 2021.

Six months ended June 30, 2021 Compared to Six months ended June 30, 2020

Summary

The financial and operational highlights for the six months ended June 30, 2021 include:

• Sales volume totaled 8.9 MMt for the six months ended June 30, 2021, or 0.6 MMt higher than the six months ended June 30, 2020. The higher sales volumes were primarily driven by our U.S. Operations resulting from increased demand of U.S. sourced coal into China and recovery in demand for Met coal to pre-COVID 19 pandemic levels compared to the same period in 2020 when our U.S. Operation were idled for two months.

• Net loss decreased by $27.1 million, from $123.2 million for the six months ended June 30, 2020, to $96.1 million for the six months ended June 30, 2021. The decrease in net loss was primarily due to higher coal sales revenues, partially offset by increase in operating costs, higher interest expenses and the impact of non-cash impairment charge at Greenbrier recognized during the six months ended June 30, 2020.

• Improved coal market prices during the six months ended June 30, 2021 resulted in average realized Met coal pricing of $99.8 per Mt sold, 2.6% higher compared to the six months ended June 30, 2020.

• Adjusted EBITDA for the six months ended June 30, 2021, was $25.7 million, a decrease of $9.2 million, from Adjusted EBITDA of $34.9 million for the six months ended June 30, 2020.

• Cash provided by operating activities was $56.9 million for the six months ended June 30, 2021, an increase of $64.6 million compared to cash used of $7.6 million for the six months ended June 30, 2020.

• As of June 30, 2021, the Company had $113.4 million cash (excluding restricted cash).

Coronado Global Resources Inc. Form 10-Q June 30, 202128

	Six months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Revenues:
Coal revenues	$780,966	$694,817	$86,149	12.4%
Other revenues	19,401	18,849	552	2.9%
Total revenues	800,367	713,666	86,701	12.1%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	580,258	481,345	98,913	20.5%
Depreciation, depletion and amortization	94,293	86,849	7,444	8.6%
Freight expenses	108,047	82,886	25,161	30.4%
Stanwell rebate	30,895	57,415	(26,520)	(46.2%)
Other royalties	44,120	43,455	665	1.5%
Selling, general, and administrative expenses	13,206	13,353	(147)	(1.1%)
Restructuring costs	2,300	—	2,300	100.0%
Total costs and expenses	873,119	765,303	107,816	14.1%
Operating loss	(72,752)	(51,637)	(21,115)	40.9%
Other income (expenses):
Interest expense, net	(31,731)	(24,318)	(7,413)	30.5%
Loss on debt extinguishment	(5,744)	—	(5,744)	100.0%
Unwind of discounting and credit losses	5,644	—	5,644	100.0%
Impairment of assets	—	(63,111)	63,111	(100.0%)
Other, net	(2,358)	(4,485)	2,127	(47.4%)
Total other expense, net	(34,189)	(91,914)	57,725	(62.8%)
Net loss before tax	(106,941)	(143,551)	36,610	(25.5%)
Income tax benefit	10,884	20,355	(9,471)	(46.5%)
Net loss	(96,057)	(123,196)	27,139	(22.0%)
Less: Net loss attributable to noncontrolling interest	(2)	(4)	2	(50.0%)
Net loss attributable to Coronado Global Resources, Inc.	$(96,055)	$(123,192)	$27,137	(22.0%)

Coal Revenues

Coal revenues were $781.0 million for the six months ended June 30, 2021, an increase of $86.1 million, compared to $694.8 million for the six months ended June 30, 2020. This increase was driven by higher sales volumes at our U.S. Operations and higher average realized Met coal price for the six months to June 30, 2021 of $99.8 per Mt sold, an increase of $2.5 per Mt sold compared to $97.3 per Mt sold for the same period in 2020, due to favorable market conditions and higher index prices.

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

Total cost of coal revenues was $580.3 million for the six months ended June 30, 2021, an increase of $98.9 million, or 20.5%, compared to $481.3 million for the six months ended June 30, 2020. Cost of coal revenues for our U.S. Operations increased $20.2 million due to higher sales volumes and operations returning to pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the six months ended June 30, 2020. Cost of coal revenues for our Australian Operations increased by $78.7 million driven by higher production and sales volume, seasonal wet weather, an equipment breakdown, additional fleet mobilized to accelerate overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the six months ended June 30, 2021 of A$/US$: 0.77 compared to 0.66 for the same period in 2020.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $94.3 million for the six months ended June 30, 2021, an increase of $7.4 million, as compared to $86.8 million for the six months ended June 30, 2020. The increase was largely driven by

Coronado Global Resources Inc. Form 10-Q June 30, 202129

depreciation on additional equipment brought into service during twelve months since June 30, 2020 and unfavorable average foreign exchange rate on translation of the Australian Operations.

Freight Expenses

Freight expenses totaled $108.0 million for the six months ended June 30, 2021, an increase of $25.1 million, compared to $82.9 million for the six months ended June 30, 2020. Our U.S. Operations contributed to $13.3 million of the increase due to higher coal sales under certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent in the six months ended June 30, 2020. The remainder relates to our Australian Operations, primarily driven by higher sales volume and unfavorable average foreign exchange rate.

Stanwell Rebate

The Stanwell rebate was $30.9 million for the six months ended June 30, 2021, a decrease of $26.5 million, as compared to $57.4 million for the six months ended June 30, 2020. The decrease was largely driven by lower realized export reference coal pricing for the prior twelve-month period, partially offset by unfavorable average foreign exchange rate on translation of the Australian Operations.

Other Royalties

Other royalties were $44.1 million in the six months ended June 30, 2021, which were largely consistent with other royalties of $43.5 million for the six months ended June 30, 2020.

Interest Expense, net

Interest expense, net of $31.7 million for the six months ended June 30, 2021 increased $7.4 million, as compared to $24.3 million for the six months ended June 30, 2020. The increase in interest expense, net was due to a higher average interest rate for the six months ended June 30, 2021, compared to the same period in 2020, partially offset by lower average interest-bearing liabilities period-over-period.

Income tax benefit (expense)

Income tax benefit of $10.9 million for the six months ended June 30, 2021 decreased by $9.5 million, as compared to $20.4 million for the six months ended June 30, 2020. The decrease includes a valuation allowance of $19.8 million recognized during the period against deferred tax assets of our Australian Operations.

The income tax benefit for the six months ended June 30, 2021 is based on an annual effective tax rate of 11.72% for the six months ended June 30, 2021, a decrease from 14.17% for the six months ended June 30, 2020.

Supplemental Segment Financial Data

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Australia

	Three months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Sales volume (MMt)	2.8	3.0	(0.2)	(6.7)%
Total revenues ($)	251,432	228,410	23,022	10.1%
Coal revenues ($)	242,749	219,950	22,799	10.4%
Average realized price per Mt sold ($/Mt)	86.6	73.2	13.4	18.3%
Met sales volume (MMt)	2.1	2.1	—	(0.0)%
Met coal revenues ($)	221,659	194,909	26,750	13.7%
Average realized Met price per Mt sold ($/Mt)	105.2	91.9	13.3	14.5%
Mining costs ($)	175,760	160,697	15,063	9.4%
Mining cost per Mt sold ($/Mt)	66.8	53.6	13.2	24.6%
Operating costs ($)	266,199	236,418	29,781	12.6%
Operating costs per Mt sold ($/Mt)	95.0	78.6	16.4	20.9%
Segment Adjusted EBITDA ($)	(13,880)	(6,804)	(7,076)	104.0%

Coal revenues for Australian Operations for the three months ended June 30, 2021 were $242.8 million, an increase of $22.8 million or 10.4%, compared to $220.0 million for the three months ended June 30, 2020. This increase was largely driven by higher average realized Met coal pricing as seaborne coal export market recovers due to strong global steel demand and

Coronado Global Resources Inc. Form 10-Q June 30, 202130

tight supply in the Australian coal market. The average realized Met coal price for the quarter ended June 30, 2021 was $105.2 per Mt sold, which is $13.3 per Mt higher compared to the same quarter last year.

Operating costs increased by $29.8 million, or 12.6%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was driven by higher mining costs and freight costs, partially offset by lower royalties and Stanwell rebate (mainly due to lower realized coal pricing on a twelve-month look back). Mining cost per ton of $66.8 per Mt sold for the three months ended June 30, 2021 was 24.6% higher compared to the three months ended June 30, 2020, impacted by low coal availability from wet weather events, planned equipment maintenance, higher overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the three months ended June 30, 2021 of A$/US$: 0.77 compared to 0.66 for the three months ended June 30, 2020.

Adjusted EBITDA decreased by $7.1 million to a loss of $13.9 million for the three months ended June 30, 2021 as compared to loss of $6.8 million for the three months ended June 30, 2020, primarily due to higher operating costs, partially offset by increase in coal revenues.

United States

	Three months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Sales volume (MMt)	1.7	0.8	0.9	112.5%
Total revenues ($)	172,824	75,938	96,886	127.6%
Coal revenues ($)	171,015	75,256	95,759	127.2%
Average realized price per Mt sold ($/Mt)	101.6	90.2	11.4	12.6%
Met sales volume (MMt)	1.6	0.8	0.8	100.0%
Met coal revenues ($)	168,472	74,839	93,633	125.1%
Average realized Met price per Mt sold ($/Mt)	105.0	90.8	14.2	15.6%
Mining costs ($)	109,137	56,921	52,216	91.7%
Mining cost per Mt sold ($/Mt)	65.4	73.5	(8.1)	(11.0)%
Operating costs ($)	134,111	72,489	61,622	85.0%
Operating costs per Mt sold ($/Mt)	79.7	86.8	(7.1)	(8.2)%
Segment Adjusted EBITDA ($)	39,434	3,490	35,944	1,029.9%

Coal revenues increased by $95.8 million, or 127.2%, to $171.0 million for the three months ended June 30, 2021 as compared to $75.3 million for the three months ended June 30, 2020. This increase was largely driven by higher Met coal sales volumes in the quarter ended June 30, 2021 of 0.8 MMt, driven by strong U.S. sourced coal demand, particularly into China, exceeding pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the three months ended June 30, 2020. Moreover, our U.S. Operations saw an increase in average realized Met coal pricing of $14.2 per Mt sold to $105.0 per Mt sold for the three months ended June 30, 2021, compared to $90.8 per Mt sold for the same period in 2020. The increase was a reflection of strong U.S. sourced coal demand into China following Chinese restrictions on imports of Australian-sourced coal.

Operating costs increased by $61.6 million, or 85.0%, to $134.1 million for the three months ended June 30, 2021, compared to operating costs of $72.5 million for the three months ended June 30, 2020. The increase was due to higher mining costs of $52.2 million, as a result of higher sales and production returning to pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the quarter ended June 30, 2020, combined with higher freight expenses driven by an increase in sales volume and for certain contracts for which we arrange and pay for transportation costs that did not exist to the same extent in the three months ended June 30, 2020.

Adjusted EBITDA of $39.4 million for the three months ended June 30, 2021 increased by $35.9 million compared to $3.5 million for the three months ended June 30, 2020, driven by increased sales volume and higher average realized Met coal pricing, partially offset by higher operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

Coronado Global Resources Inc. Form 10-Q June 30, 202131

	Three months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Selling, general, and administrative expenses	$7,431	$7,158	$273	$3.8%
Other, net	62	5	57	n/m
Total Corporate and Other Adjusted EBITDA	$7,493	$7,163	$330	$4.6%

n/m – Not meaningful for comparison.

Corporate and other costs increased $0.3 million to $7.5 million for the three months ended June 30, 2021, as compared to $7.2 million for the three months ended June 30, 2020. The increase in selling, general, and administrative expenses was primarily driven by unfavorable average foreign exchange rate on translation of the Australian Operations for the three months ended June 30, 2021 compared to the same period in 2020.

Mining and operating costs for the three months ended June 30, 2021 compared to three months ended June 30, 2020

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	Three months ended June 30, 2021
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$290,914	$152,662	$7,677	$451,253
Less: Selling, general and administrative expense	—	—	(7,431)	(7,431)
Less: Restructuring costs	(2,300)	—	—	(2,300)
Less: Depreciation, depletion and amortization	(22,415)	(18,551)	(246)	(41,212)
Total operating costs	266,199	134,111	—	400,310
Less: Other royalties	(16,773)	(6,400)	—	(23,173)
Less: Stanwell rebate	(15,076)	—	—	(15,076)
Less: Freight expenses	(38,955)	(16,951)	—	(55,906)
Less: Other non-mining costs	(19,635)	(1,623)	—	(21,258)
Total mining costs	175,760	109,137	—	284,897
Sales Volume excluding non-produced coal (MMt)	2.6	1.7	—	4.3
Mining cost per Mt sold ($/Mt)	66.8	65.4	—	66.2

	Three months ended June 30, 2020
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$256,730	$93,528	$7,354	$357,612
Less: Selling, general and administrative expense	—	—	(7,158)	(7,158)
Less: Depreciation, depletion and amortization	(20,312)	(21,039)	(196)	(41,547)
Total operating costs	236,418	72,489	—	308,907
Less: Other royalties	(17,547)	(1,610)	—	(19,157)
Less: Stanwell rebate	(24,787)	—	—	(24,787)
Less: Freight expenses	(32,882)	(7,622)	—	(40,504)
Less: Other non-mining costs	(505)	(6,336)	—	(6,841)
Total mining costs	160,697	56,921	—	217,618
Sales Volume excluding non-produced coal (MMt)	3.0	0.8	—	3.8
Mining cost per Mt sold ($/Mt)	53.6	73.5	—	57.7

Average realized Met coal revenue for the three months ended June 30, 2021 compared to three months ended June 30, 2020

A reconciliation of the Company’s average realized Met coal revenue is shown below:

Coronado Global Resources Inc. Form 10-Q June 30, 202132

	Three months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Met sales volume (MMt)	3.7	2.9	0.8	27.6%
Met coal revenues ($)	390,131	269,748	120,383	44.6%
Average realized Met price per Mt sold ($/Mt)	105.1	91.6	13.5	14.7%

Six months ended June 30, 2021 compared to Six months ended June 30, 2020

Australia

	Six months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Sales volume (MMt)	5.7	5.6	0.1	1.8%
Total revenues ($)	489,726	473,555	16,171	3.4%
Coal revenues ($)	472,199	458,481	13,718	3.0%
Average realized price per Mt sold ($/Mt)	82.3	82.1	0.2	0.2%
Met sales volume (MMt)	4.3	3.9	0.4	10.3%
Met coal revenues ($)	428,110	407,831	20,279	5.0%
Average realized Met price per Mt sold ($/Mt)	99.6	104.8	(5.2)	(5.0)%
Mining costs ($)	354,731	298,841	55,890	18.7%
Mining cost per Mt sold ($/Mt)	64.8	53.9	10.9	20.2%
Operating costs ($)	526,055	466,606	59,449	12.7%
Operating costs per Mt sold ($/Mt)	91.6	83.6	8.0	9.6%
Segment Adjusted EBITDA ($)	(36,937)	6,260	(43,197)	(690.0)%

Coal revenues for Australian Operations for the six months ended June 30, 2021 were $472.2 million, an increase of $13.7 million, or 3.0%, compared to $458.5 million for the six months ended June 30, 2020. This increase was largely driven by Met sales volumes 0.4 MMt higher for the three months ended June 30, 2021, compared to 2020 period, primarily due to the impact of temporary suspension of operations of our Australian Operations following a safety incident in the first quarter of 2020. This increase was partially offset by lower average realized Met coal pricing as a result of the ongoing Chinese import restriction on Australian coal leading to lower Australian seaborne benchmark pricing for most of the period. Our Australian Operations do not have term volume contracts with Chinese counterparts and only sell into this market sporadically.

Operating costs increased by $59.4 million, or 12.7%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was driven by higher mining costs and freight costs, partially offset by lower royalties and Stanwell rebate (mainly due to lower realized coal pricing on a twelve-month look back period). Mining cost per ton of $64.8 per Mt sold was 20.2% higher compared to the six months ended June 30, 2020, impacted by higher seasonal wet weather, mine equipment breakdown, planned equipment maintenance, additional fleet mobilized to accelerate overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the six months ended June 30, 2021 of A$/US$: 0.77 compared to 0.66 for the six months ended June 30, 2020.

Adjusted EBITDA decreased by $43.2 million to a loss of $36.9 million for the six months ended June 30, 2021 as compared to Adjusted EBITDA of $6.3 million for the six months ended June 30, 2020, due to higher operating costs, partially offset by higher sales.

Coronado Global Resources Inc. Form 10-Q June 30, 202133

United States

	Six months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Sales volume (MMt)	3.2	2.8	0.4	14.3%
Total revenues ($)	310,641	240,111	70,530	29.4%
Coal revenues ($)	308,767	236,336	72,431	30.6%
Average realized price per Mt sold ($/Mt)	97.9	85.6	12.3	14.4%
Met sales volume (MMt)	3.1	2.7	0.4	14.8%
Met coal revenues ($)	305,456	234,198	71,258	30.4%
Average realized Met price per Mt sold ($/Mt)	100.0	86.6	13.4	15.5%
Mining costs ($)	198,347	173,546	24,801	14.3%
Mining cost per Mt sold ($/Mt)	63.2	64.3	(1.1)	(1.7)%
Operating costs ($)	237,265	198,495	38,770	19.5%
Operating costs per Mt sold ($/Mt)	75.2	71.9	3.3	4.6%
Segment Adjusted EBITDA ($)	75,963	41,740	34,223	82.0%

Coal revenues increased by $72.4 million, or 30.6%, to $308.8. million for the six months ended June 30, 2021, as compared to $236.3 million for the six months ended June 30, 2020. This increase was mainly driven by higher Met coal sales volumes driven by strong U.S.-sourced coal demand, particularly into China, exceeding pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the six months period ended June 30, 2020. Additionally, our U.S. Operations saw an increase in average realized Met coal pricing of $13.4 per Mt sold to $100.0 per Mt sold for the six months ended June 30, 2021, compared to $86.6 per Mt sold for the 2020 period. The increase was a reflection of strong U.S.-sourced coal demand into China following Chinese restrictions on imports of Australian-sourced coal.

Operating costs increased by $38.8 million, or 19.5%, to $237.3 million for the six months ended June 30, 2021, compared to operating costs of $198.5 million for the six months ended June 30, 2020. The increase was primarily due to higher mining costs of $24.8 million, an increase of 14.3% compared to the same period in 2020, as a result of production returning to pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the six months ended June 30, 2020, combined with higher freight expenses driven by increase in sales volume and for certain contracts for which we arrange and pay for transportation costs that did not exist to the same extent in the six months to June 30, 2020.

For the six months ended June 30, 2021, Adjusted EBITDA increased by $34.2 million, or 82.0%, compared to the six months ended June 30, 2020. This increase was primarily driven by demand and production returning to pre-COVID-19 pandemic levels, higher average realized Met coal price per Mt sold and increased sales volumes, partially offset by higher operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Six months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Selling, general, and administrative expenses	$13,206	$13,353	$(147)	$(1.1)%
Other, net	118	(297)	415	(139.7)%
Total Corporate and Other Adjusted EBITDA	$13,324	$13,056	$268	$2.1%

Corporate and other costs increased $0.3 million to $13.3 million for the six months ended June 30, 2021, as compared to $13.1 million for the six months ended June 30, 2020. The increase in selling, general, and administrative expenses was primarily driven by unfavorable average foreign exchange rate on translation of the Australian Operations for the six months ended June 30, 2021 compared to the 2020 period, partially offset by improved efficiencies and cost savings initiatives to reduce corporate spend in 2021 compared to 2020.

Coronado Global Resources Inc. Form 10-Q June 30, 202134

Mining and operating costs for the Six months ended June 30, 2021 compared to Six months ended June 30, 2020

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	Six months ended June 30, 2021
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$578,657	$280,830	$13,632	$873,119
Less: Selling, general and administrative expense	—	—	(13,206)	(13,206)
Less: Restructuring costs	(2,300)	—	—	(2,300)
Less: Depreciation, depletion and amortization	(50,302)	(43,565)	(426)	(94,293)
Total operating costs	526,055	237,265	—	763,320
Less: Other royalties	(33,039)	(11,081)	—	(44,120)
Less: Stanwell rebate	(30,895)	—	—	(30,895)
Less: Freight expenses	(82,087)	(25,960)	—	(108,047)
Less: Other non-mining costs	(25,303)	(1,877)	—	(27,180)
Total mining costs	354,731	198,347	—	553,078
Sales Volume excluding non-produced coal (MMt)	5.5	3.1	—	8.6
Mining cost per Mt sold ($/Mt)	64.8	63.2	—	64.2

	Six months ended June 30, 2020
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$506,686	$244,891	$13,726	$765,303
Less: Selling, general and administrative expense	—	—	(13,353)	(13,353)
Less: Depreciation, depletion and amortization	(40,080)	(46,396)	(373)	(86,849)
Total operating costs	466,606	198,495	—	665,101
Less: Other royalties	(37,508)	(5,947)	—	(43,455)
Less: Stanwell rebate	(57,415)	—	—	(57,415)
Less: Freight expenses	(70,220)	(12,666)	—	(82,886)
Less: Other non-mining costs	(2,622)	(6,336)	—	(8,958)
Total mining costs	298,841	173,546	—	472,387
Sales Volume excluding non-produced coal (MMt)	5.5	2.7	—	8.2
Mining cost per Mt sold ($/Mt)	53.9	64.3	—	57.3

Average realized Met price for the Six months ended June 30, 2021 compared to Six months ended June 30, 2020

A reconciliation of the Company’s average realized Met coal price is shown below:

	Six months ended June 30,
	2021	2020	Change	%
	(in US$ thousands)
Met sales volume (MMt)	7.4	6.6	0.8	12.1%
Met coal revenues ($)	733,566	642,029	91,537	14.3%
Average realized Met price per Mt sold ($/Mt)	99.8	97.3	2.5	2.6%

Coronado Global Resources Inc. Form 10-Q June 30, 202135

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in US$ thousands)		(in US$ thousands)
Reconciliation to Adjusted EBITDA:
Net loss	$(55,085)	$(114,330)	$(96,057)	$(123,196)
Add: Depreciation, depletion and amortization	41,212	41,547	94,293	86,849
Add: Interest expense (net of income)	16,596	12,064	31,731	24,318
Add: Other foreign exchange losses	140	9,777	1,889	4,217
Add: Loss on extinguishment of debt	5,744	—	5,744	—
Add: Income tax (benefit) expense	8,184	(22,646)	(10,884)	(20,355)
Add: Impairment of assets	—	63,111	—	63,111
Add: Restructuring costs	2,300	—	2,300	—
Add: Losses on idled assets held for sale	836	—	2,330	—
Add: Unwind of discounting and credit losses	(1,866)	—	(5,644)	—
Adjusted EBITDA	$18,061	$(10,477)	$25,702	$34,944

Liquidity and Capital Resources

Overview

Our objective is to maintain a prudent capital structure and to ensure that sufficient liquid assets and funding is available to meet both anticipated and unanticipated financial obligations, including unforeseen events that could have an adverse impact on revenues or costs. Our principal sources of funds are cash and cash equivalents, cash flow from operations and availability under the ABL Facility.

Our main uses of cash have historically been the funding of our operations, working capital, capital expenditure, debt service obligations and payment of dividends. Going forward, we will use cash to fund debt service payments on the Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures and, if declared, payment of dividends. Based on our outlook for the next twelve months, which is subject to continued changing demand from our customers, volatility in coal prices, ongoing interruptions and trade barriers imposed by China on Australian-sourced coal and the uncertainty of impacts from the COVID-19 pandemic on the global economy, we believe expected cash generated from operations together with available borrowing facilities and other strategic and financial initiatives, will be sufficient to meet the needs of our existing operations and service our debt obligations.

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in this document, Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and ASX on February 25, 2021, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC and ASX on May 10, 2021.

Liquidity as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(in US$ thousands)
Cash, excluding restricted cash	$113,410	$45,485
Availability under ABL Facility (1)	100,000	—
Availability under Revolving Syndicate Facility Agreement	—	222,375
Total	$213,410	$267,860

(1) The ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL facility is less than $17.5 million for five consecutive business days or less than $15.0 million on any business day.

Coronado Global Resources Inc. Form 10-Q June 30, 202136

Our total indebtedness as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(in US$ thousands)
Current instalments of other financial liabilities and finance lease obligations	$17,994	$4,231
Interest bearing liabilities, excluding current instalments	332,134	327,625
Other financial liabilities, excluding current instalments	16,403	—
Total	$366,531	$331,856

Liquidity

As of June 30, 2021, available liquidity was $213.4 million, comprising cash and cash equivalents (excluding restricted cash) of $113.4 million and $100.0 million of available under our ABL Facility.

As of December 31, 2020, available liquidity was $267.9 million, comprising cash and cash equivalents of $45.5 million and $222.4 million of available borrowing facilities.

In light of the COVID-19 pandemic, the Company has taken steps to strengthen its financial position and maintain financial flexibility.

On January 6, 2021, we raised financing of $23.5 million (A$30.2 million) following the completion of sale and leaseback arrangements with a third-party financier for selected heavy mining equipment assets at our Australian Operations. The proceeds we received from the transaction were used to repay a portion of drawn balances under the extinguished SFA.

During the quarter ended June 30, 2021, we successfully completed a refinancing initiative, which consisted of the ABL Facility of $100.0 million, an offering of $350.0 million aggregate principal amount of the Notes and the fully underwritten equity Entitlement Offer of $101.4 million. A portion of the proceeds from these transactions were used to to, among other things (i) repay all outstanding obligations under the SFA, and to terminate such agreement; (ii) cash collateralize and replace bank guarantees previously issued under the SFA; and (iii) pay discounts, fees and expenses related to the refinancing transactions. Refer to Note 5 “Capital Structure” and Note 11 “Interest Bearing Liabilities” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The new capital structure provides the Company financial flexibility by eliminating the application of the legacy SFA financial covenants and introducing new debt with terms that are more sustainable for our business. The arrangements also extended the debt maturity profile, provide a diversification of funding sources and strengthens our liquidity position.

The Company continues to actively review plans for reducing operating, corporate and capital expenditures to ensure sufficient available liquidity during this period of uncertainty and volatility.

Cash

Cash is held in multicurrency interest bearing bank accounts available to be used to service the working capital needs of the Company. Cash balances surplus to immediate working capital requirements are invested in short-term interest-bearing deposit accounts or used to repay interest bearing liabilities.

Senior Secured Notes

On May 12, 2021, we issued $350.0 million aggregate principal amount of 10.750% Senior Secured Notes due 2026. The Notes were issued at a price of 98.112% of their principal amount and mature on May 15, 2026. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The Notes are senior secured obligations of the Company.

The terms of the Notes are governed by the Indenture which contains customary covenants for high yield bonds, including, but not limited to, limitation on certain investments, liens, indebtedness, asset sales, transactions with affiliates and restricted payments, including payment of dividends on capital stock.

The Indenture also contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the Notes. Refer to Note 11 “Interest Bearing Liabilities” to our unaudited condensed consolidated financial statements for further information.

As of June 30, 2021, we were in compliance with all applicable covenants under the Indenture.

Coronado Global Resources Inc. Form 10-Q June 30, 202137

ABL Facility

On May 12, 2021, we entered into the ABL Facility agreement with an aggregate multi-currency lender commitment of up to $100.0 million, including a $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans. As of June 30, 2021, no amounts were outstanding, and no outstanding letters of credit issued under the ABL Facility. The ABL Facility will mature on May 12, 2024.

Availability under the ABL Facility is limited to an eligible borrowing base, determined by applying customary advance rates to eligible accounts receivable and inventory and deducting certain reserves, which may be established by the agent in its reasonable credit discretion that could reasonably be expected to have an adverse effect on the value of the collateral included in the borrowing base.

Borrowings under the ABL facility bear interest at a rate equal to a BBSY rate plus an applicable margin. In addition to paying interest, we are also required to pay a fee in respect of unutilized commitments, on amounts available to be drawn under outstanding letters of credits and certain administrative fees.

The ABL Facility contains customary representations and warranties and affirmative and negative covenants including, among others, a covenant regarding the maintenance of a fixed charge coverage ratio if certain conditions are triggered, covenants relating to financial reporting, covenants relating to the payment of dividends on, or purchase or redemption of, our capital stock, covenants relating to the incurrence or prepayment of certain debt, and covenants relating to the incurrence of liens or encumbrances, compliance with laws, transactions with affiliates, mergers and sales of all or substantially all of the our assets and limitations on changes in the nature of the Company’s business.

As of June 30, 2021, we were in compliance with all applicable covenants under the ABL Facility.

Bank Guarantees

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. As of June 30, 2021, we had outstanding bank guarantees of $46.2 million to secure various obligations and commitments. The Company provided cash, in the form of deposits, as collateral against these bank guarantees.

Dividend

During the six months to June 30, 2021, we did not pay dividends to stockholders or CDI holders on the ASX.

Capital Requirements

Our main uses of cash have historically been the funding of our operations, working capital, capital expenditure, the payment of interest and dividends. Going forward, we intend to use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures and, if declared, payment of dividends.

Historical Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020, as reported in the accompanying consolidated financial statements:

Cash Flow

	Six months ended June 30,
	2021	2020
	(in US$ thousands)
Net cash provided by (used in) operating activities	$56,924	$(7,636)
Net cash used in investing activities	(122,923)	(61,853)
Net cash provided by financing activities	128,709	78,258
Net change in cash and cash equivalents	62,710	8,769
Effect of exchange rate changes on cash and restricted cash	5,215	1,002
Cash and restricted cash at beginning of period	45,736	26,553
Cash and restricted cash at end of period	$113,661	$36,324

Coronado Global Resources Inc. Form 10-Q June 30, 202138

Operating activities

Net cash provided by operating activities was $56.9 million for the six months ended June 30, 2021, compared to a cash used in operating activities of $7.6 million for the six months ended June 30, 2020. The increase in cash provided by operating activities was driven by favorable movement in working capital, increase in revenues in the period partially offset by higher operating costs.

Investing activities

Net cash used in investing activities was $122.9 million for the six months ended June 30, 2021, compared to $61.9 million for the six months ended June 30, 2020. Capital expenditures for the six months ended June 30, 2021 was $58.3 million, of which $20.2 million related to the Australian Operations, $36.6 million related to the U.S. Operations and the remaining $1.5 million for other and corporate. During the six months ended June 30, 2021, $64.6 million of additional deposits were provided as collateral for bank guarantees and our U.S. workers compensation obligations.

Financing activities

Net cash provided by financing activities was $128.7 million for the six months ended June 30, 2021, compared to $78.3 million for the six months ended June 30, 2020. Included in the net cash provided by financing activities for the six months ended June 30, 2021, were net proceeds from borrowings of $396.4 million, repayment of borrowings of $365.4 million and net proceeds from the stock issuance of $97.7 million.

Included in the net cash provided in financing activities for the six months ended June 30, 2020, were proceeds from borrowings of $145.0 million, repayment of borrowings of $34.0 million, and $24.2 million for dividends paid to the shareholders of the Company.

Contractual Obligations

The following is a summary of our contractual obligations at June 30, 2021:

	Payments Due By Year
	Total	Less than	1 ‑ 3	3 ‑ 5	More than
		1 Year	Years	Years	5 Years
	(in US$ thousands)
Long‑term debt obligations(1)	$34,397	$17,994	$8,999	$7,404	$—
Senior secured notes (2)	350,000	—	—	350,000	—
Mineral lease commitments(3)	49,101	6,421	10,528	9,815	22,338
Operating and finance lease commitments	28,381	9,724	16,476	1,757	424
Unconditional purchase obligations(4)	20,327	20,327	—	—	—
Take‑or‑pay contracts(5)	1,349,487	104,269	244,643	247,597	752,978
Total contractual cash obligations	$1,831,693	$158,735	$280,646	$616,573	$775,740

(1)Represents financial obligation relating to amounts outstanding from financing equipment purchases, insurance premiums and financial liabilities for a sale and lease back type arrangement.

(2)Represents financial obligation outstanding under the Senior Secured Notes. Refer to Note 11. “Interest bearing liabilities” in the accompanying audited unaudited condensed consolidated financial statements for additional discussion.

(3)Represents future minimum royalties and payments under mineral leases. Refer to Note 17. “Commitments” in the accompanying audited unaudited condensed consolidated financial statements for additional discussion.

(4)Represents firm purchase commitments for capital expenditures (based on order to suppliers for capital purchases) for the next twelve months.

(5)Represents various short- and long-term take-or-pay arrangements in Australia and the United States associated with rail and port commitments for the delivery of coal.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202139

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

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See Note 2. (a) “Newly Adopted Accounting Standards” to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards. As of June 30, 2021, there were no accounting standards not yet implemented.

Coronado Global Resources Inc. Form 10-Q June 30, 202140

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

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At June 30, 2021, there were $51.8 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $5.2 million. See item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control” in our Annual Report on Form 10-K filed with the SEC and ASX on February 25, 2021.

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

The fuel required for our operations in fiscal year 2021 will be purchased under fixed-price contracts or on a spot basis.

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

As of June 30, 2021, we had $384.4 million of fixed rate borrowings and Notes and no variable-rate borrowings outstanding.

We currently do not hedge against interest rate fluctuations.

Coronado Global Resources Inc. Form 10-Q June 30, 202141

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 90% of expenses incurred at our Australian Operations are denominated in A$. Approximately 10% of our Australian Operations’ purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums). Appreciation of the A$ against US$ will increase our Australian Operations’ US$ reported cost base and reduce US$ reported net income. For the portion of US$ required to purchase A$ to settle our Australian Operations’ operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $23.0 million and $46.2 million for the three and six months ended June 30, 2021, respectively.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202142

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

Changes to Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Coronado Global Resources Inc. Form 10-Q June 30, 202143

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 16. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and ASX on February 25, 2021 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC and ASX on May 10, 2021.

item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2021, we issued 253,108,820 fully paid new CDIs (representing a beneficial interest in 25,310,882 shares of common stock) in connection with the institutional component of the Entitlement Offer. We raised a total of approximately $84.8 million, net of issuance costs of approximately $2.9 million. On June 1, 2021, we issued 39,466,010 fully paid new CDIs (representing a beneficial interest in 3,946,601 shares of common stock) in connection with the retail component of the Entitlement Offer. We raised a total of approximately $13.0 million, net of issuance costs of approximately $0.7 million. The issuances of CDIs in the Entitlement Offer were made in reliance upon the exemptions from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 903 of Regulation S under the Securities Act.

Proceeds from the Entitlement Offer, net of share issuance costs, were included as part of a refinancing transaction, which involved (i) repaying all outstanding obligations under the SFA and terminating such agreement; (ii) cash collateralizing a $58.2 million credit support facility, which was used to provide back-to-back support for bank guarantees which had been issued under the SFA; and (iii) paying discounts, fees and expenses related to the refinancing transaction.

The joint lead managers for the share issuance were Credit Suisse (Australia) Ltd and Citibank Global Markets Australia Pty Limited.

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

ITEM 5. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-Q June 30, 202144

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
4.1

Indenture, dated as of May 12, 2021, among Coronado Finance Pty Ltd, as issuer, Coronado Global Resources Inc., as guarantor, the subsidiaries of Coronado Global Resources Inc. named therein, as additional guarantors, and Wilmington Trust, National Association, as trustee and notes collateral agent, relating to Coronado Finance Pty Ltd’s 10.750% Senior Secured Notes due 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on May 14, 2021 and incorporated herein by reference)

4.2	Form of 10.750% Senior Secured Notes due 2026 (included in Exhibit 4.1)
10.1*

Syndicated Facility Agreement, dated as of May 12, 2021, among Coronado Global Resources Inc., as guarantor, Coronado Coal Corporation, as U.S. borrower, Coronado Finance Pty Ltd, as Australian borrower, the subsidiaries of Coronado Global Resources Inc. named therein, as additional guarantors, and Citibank, N.A., as administrative agent and a lender, and various other financial institutions as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on May 14, 2021 and incorporated herein by reference)

10.2	Separation Letter Agreement, dated June 24, 2021, between Coronado Global Resources Inc. and Richard Rose
15.1	Acknowledgement of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Group Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________________

* Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

Coronado Global Resources Inc. Form 10-Q June 30, 202145

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc.

By:	/s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: August 9, 2021

Coronado Global Resources Inc. Form 10-Q June 30, 202146