Form 10-Q
period 2021-09-30
Coronado Global Resources Inc.
filed 2021-11-08
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on October 31, 2021, including shares of common stock underlying CDIs, was167,645,373 .

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) September 30, 2021	December 31, 2020
Current assets:
Cash and restricted cash		$195,979	$45,736
Trade receivables	6	245,427	175,206
Related party trade receivables	6	—	81,970
Income tax receivable		7,327	20,325
Inventories	8	120,149	110,135
Other current assets		39,307	44,006
Assets held for sale		49,929	52,524
Total current assets		658,118	529,902
Non-current assets:
Property, plant and equipment, net	9	1,409,886	1,521,508
Right of use asset – operating leases, net		15,475	19,498
Goodwill		28,008	28,008
Intangible assets, net		4,064	4,217
Restricted deposits		77,182	8,425
Deferred income tax assets		—	24,654
Other non-current assets		9,173	12,264
Total assets		$2,201,906	$2,148,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$88,190	$74,651
Accrued expenses and other current liabilities	10	238,344	234,526
Asset retirement obligations		6,785	6,012
Contract obligations		39,185	40,295
Lease liabilities		8,738	8,414
Other current financial liabilities		13,031	7,129
Liabilities held for sale		16,036	16,719
Total current liabilities		410,309	387,746
Non-current liabilities:
Asset retirement obligations		115,434	116,132
Contract obligations		149,296	185,823
Deferred consideration liability		221,960	216,513
Interest bearing liabilities	11	332,817	327,625
Other financial liabilities		14,741	—
Lease liabilities		14,972	20,582
Deferred income tax liabilities		36,495	64,366
Other non-current liabilities		28,613	22,826
Total liabilities		1,324,637	1,341,613
Common stock $0.01 par value; 1,000,000,000 shares authorized, 167,645,373 shares issued and outstanding as of September 30, 2021 and 138,387,890 shares issued and outstanding as of December 31, 2020		1,677	1,384
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of September 30, 2021 and December 31, 2020		—	—
Additional paid-in capital		1,090,135	993,052
Accumulated other comprehensive losses	16	(41,557)	(28,806)
Accumulated losses		(172,986)	(158,919)
Coronado Global Resources Inc. stockholders’ equity		877,269	806,711
Noncontrolling interest		—	152
Total stockholders’ equity		877,269	806,863
Total liabilities and stockholders’ equity		$2,201,906	$2,148,476
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 20212

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three months ended September 30,		Nine months ended September 30,
	Note	2021	2020	2021	2020
Revenues:
Coal revenues	3	$563,287	$349,686	$1,246,918	$955,385
Coal revenues from related parties	3, 6	—	17,051	97,335	106,169
Other revenues	3	10,304	9,648	29,705	28,497
Total revenues		573,591	376,385	1,373,958	1,090,051
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		309,513	263,858	889,771	745,203
Depreciation, depletion and amortization		38,461	48,693	132,754	135,542
Freight expenses		58,043	50,590	166,090	133,475
Stanwell rebate		12,274	25,157	43,169	82,571
Other royalties		39,099	21,697	83,219	65,151
Selling, general, and administrative expenses		8,044	6,785	21,250	20,138
Restructuring costs		—	—	2,300	—
Total costs and expenses		465,434	416,780	1,338,553	1,182,080
Operating income (loss)		108,157	(40,395)	35,405	(92,029)
Other income (expense):
Interest expense, net		(18,251)	(12,207)	(49,982)	(36,528)
Loss on debt extinguishment		—	—	(5,744)	—
Impairment of assets		—	—	—	(63,111)
Decrease in provision for discounting and credit losses		2,430	—	8,074	—
Other, net	4	(1,252)	(361)	(3,610)	(4,846)
Total other expense, net		(17,073)	(12,568)	(51,262)	(104,485)
Income (loss) before tax		91,084	(52,963)	(15,857)	(196,514)
Income tax (expense) benefit	13	(9,096)	11,169	1,788	31,525
Net income (loss)		81,988	(41,794)	(14,069)	(164,989)
Less: Net loss attributable to noncontrolling interest		—	(2)	(2)	(6)
Net income (loss) attributable to Coronado Global Resources Inc.		$81,988	$(41,792)	$(14,067)	$(164,983)
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	16	(7,966)	14,867	(16,796)	461
Net (loss) gain on cash flow hedges, net of tax	16	(2,204)	3,027	4,045	(11,619)
Total other comprehensive income (loss)		(10,170)	17,894	(12,751)	(11,158)
Total comprehensive income (loss)		71,818	(23,900)	(26,820)	(176,147)
Less: Net loss attributable to noncontrolling interest		—	(2)	(2)	(6)
Total comprehensive income (loss) attributable to Coronado Global Resources Inc.		$71,818	$(23,898)	$(26,818)	$(176,141)

Earnings (loss) per share of common stock
Basic	14	0.49	(0.37)	(0.09)	(1.62)
Diluted	14	0.49	(0.37)	(0.09)	(1.62)

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 20213

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	(Accumulated	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	losses)	interest	equity
Balance December 31, 2020	138,387,890	$1,384	1	$—	$993,052	$(28,806)	$(158,919)	$152	$806,863
Net loss	—	—	—	—	—	—	(40,970)	(2)	(40,972)
Other comprehensive income (net of $2,111 tax)	—	—	—	—	—	317	—	—	317
Total comprehensive income (loss)	—	—	—	—	—	317	(40,970)	(2)	(40,655)
Share-based compensation for equity classified awards	—	—	—	—	(538)	—	—	—	(538)
Acquisition of noncontrolling interest	—	—	—	—	(703)	—	—	(150)	(853)
Balance March 31, 2021	138,387,890	$1,384	1	$—	$991,811	$(28,489)	$(199,889)	$—	$764,817
Net loss	—	—	—	—	—	—	(55,085)	—	(55,085)
Other comprehensive loss (net of $24 tax)	—	—	—	—	—	(2,898)	—	—	(2,898)
Total comprehensive loss	—	—	—	—	—	(2,898)	(55,085)	—	(57,983)
Issuance of common stock, net	29,257,483	293	—	—	97,448	—	—	—	97,741
Share-based compensation for equity classified awards	—	—	—	—	737	—	—	—	737
Balance June 30, 2021	167,645,373	$1,677	1	$—	$1,089,996	$(31,387)	$(254,974)	$—	$805,312
Net income	—	—	—	—	—	—	81,988	—	81,988
Other comprehensive loss (net of tax)	—	—	—	—	—	(10,170)	—	—	(10,170)
Total comprehensive (loss) income	—	—	—	—	—	(10,170)	81,988	—	71,818
Share-based compensation for equity classified awards	—	—	—	—	139	—	—	—	139
Balance September 30, 2021	167,645,373	$1,677	1	$—	$1,090,135	$(41,557)	$(172,986)	$—	$877,269

Coronado Global Resources Inc. Form 10-Q September 30, 20214

	Common stock		Preferred stock		Additional	Accumulated other	(Accumulated losses)		Total
					paid in	comprehensive	Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	earnings	interest	equity
Balance December 31, 2019	96,651,692	$967	1	$—	$820,247	$(45,206)	$91,712	$221	$867,941
Net loss	—	—	—	—	—	—	(8,863)	(2)	(8,865)
Other comprehensive loss (net of $13,781 tax)	—	—	—	—	—	(87,759)	—	—	(87,759)
Total comprehensive loss	—	—	—	—	—	(87,759)	(8,863)	(2)	(96,624)
Share-based compensation for equity classified awards	—	—	—	—	148	—	—	—	148
Dividends paid	—	—	—	—	—	—	(24,163)	—	(24,163)
Balance March 31, 2020	96,651,692	$967	1	$—	$820,395	$(132,965)	$58,686	$219	$747,302
Net loss	—	—	—	—	—	—	(114,328)	(2)	(114,330)
Other comprehensive income (net of $6,534 tax)	—	—	—	—	—	58,707	—	—	58,707
Total comprehensive income (loss)	—	—	—	—	—	58,707	(114,328)	(2)	(55,623)
Share-based compensation for equity classified awards	—	—	—	—	248	—	—	—	248
Balance June 30, 2020	96,651,692	$967	1	$—	$820,643	$(74,258)	$(55,642)	$217	$691,927
Net loss	—	—	—	—	—	—	(41,792)	(2)	(41,794)
Other comprehensive income (net of $1,107 tax)	—	—	—	—	—	17,894	—	—	17,894
Total comprehensive income (loss)	—	—	—	—	—	17,894	(41,792)	(2)	(23,900)
Issuance of common stock, net	41,736,198	417	—	—	171,168	—	—	—	171,585
Share-based compensation for equity classified awards	—	—	—	—	264	—	—	—	264
Balance September 30, 2020	138,387,890	$1,384	1	$—	$992,075	$(56,364)	$(97,434)	$215	$839,876

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 20215

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,069)	$(164,989)
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	132,754	135,542
Impairment of assets	—	63,111
Amortization of right of use asset - operating leases	6,694	11,092
Amortization of deferred financing costs	2,649	4,134
Loss on debt extinguishment	5,744	—
Non-cash interest expense	21,431	16,180
Amortization of contract obligations	(25,612)	(23,575)
Loss on disposal of property, plant and equipment	835	62
Decrease in contingent royalty consideration	—	(1,543)
Gain on operating lease derecognition	—	(1,180)
Equity-based compensation expense	338	660
Deferred income taxes	2,189	(13,554)
Reclamation of asset retirement obligations	(2,393)	(2,324)
Decrease in provision for discounting and credit losses	(8,074)	—
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	9,783	(63,645)
Inventories	(12,889)	35,719
Other current assets	12,187	(2,912)
Accounts payable	22,899	(24,541)
Accrued expenses and other current liabilities	16,363	8,859
Operating lease liabilities	(7,875)	(12,607)
Change in other liabilities	8,161	(2,584)
Net cash provided by (used in) operating activities	171,115	(38,095)
Cash flows from investing activities:
Capital expenditures	(75,897)	(85,237)
Purchase of restricted deposits	(100,166)	(52)
Redemption of restricted deposits	30,281	6,026
Net cash used in investing activities	(145,782)	(79,263)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities	411,524	176,953
Debt issuance costs and other financing costs	(15,263)	(2,955)
Principal payments on interest bearing liabilities and other financial liabilities	(371,379)	(216,828)
Principal payments on finance lease obligations	—	(2,387)
Dividends paid	—	(24,162)
Proceeds from stock issuance, net	97,741	171,585
Net cash provided by financing activities	122,623	102,206
Net increase (decrease) in cash and restricted cash	147,956	(15,152)
Effect of exchange rate changes on cash and restricted cash	2,287	3,258
Cash and restricted cash at beginning of period	45,736	26,553
Cash and restricted cash at end of period	$195,979	$14,659
Supplemental disclosure of cash flow information:
Cash payments for interest	$13,681	$17,246
Cash refund for taxes	$(16,130)	$(6,431)
Restricted cash	$251	$251
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q September 30, 20216

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

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2020 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2021.

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

Coronado Global Resources Inc. Form 10-Q September 30, 20217

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

Reportable segment results as of and for the three and nine months ended September 30, 2021 and 2020 are presented below:

	Australia	United States	Other and Corporate	Total
	(in US$ thousands)
Three months ended September 30, 2021
Total revenues	$342,372	$231,219	$—	$573,591
Adjusted EBITDA	67,383	88,441	(8,084)	147,740
Net income (loss)	39,868	54,444	(12,324)	81,988
Total assets	1,155,082	862,961	183,863	2,201,906
Capital expenditures	7,972	9,436	182	17,590

Three months ended September 30, 2020
Total revenues	$271,413	$104,972	$—	$376,385
Adjusted EBITDA	2,144	14,413	(7,006)	9,551
Net loss	(28,582)	(12,016)	(1,196)	(41,794)
Total assets	1,106,518	952,167	51,648	2,110,333
Capital expenditures	14,574	8,644	92	23,310

Nine months ended September 30, 2021
Total revenues	$832,098	$541,860	$—	$1,373,958
Adjusted EBITDA	30,445	164,404	(21,408)	173,441
Net (loss) income	(65,970)	83,157	(31,256)	(14,069)
Total assets	1,155,082	862,961	183,863	2,201,906
Capital expenditures	28,186	40,061	1,650	69,897

Nine months ended September 30, 2020
Total revenues	$744,968	$345,083	$—	$1,090,051
Adjusted EBITDA	8,406	56,153	(20,063)	44,496
Net loss	(51,483)	(76,889)	(36,617)	(164,989)
Total assets	1,106,518	952,167	51,648	2,110,333
Capital expenditures	33,378	50,561	1,298	85,237

Coronado Global Resources Inc. Form 10-Q September 30, 20218

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliations of Adjusted EBITDA to net income attributable to the Company for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in US$ thousands)		(in US$ thousands)
Net income (loss)	$81,988	$(41,794)	$(14,069)	$(164,989)
Depreciation, depletion and amortization	38,461	48,693	132,754	135,542
Interest expense (net of income)	18,251	12,207	49,982	36,528
Other foreign exchange losses	2,487	1,614	4,376	5,829
Loss on extinguishment of debt	—	—	5,744	—
Income tax expense (benefit)	9,096	(11,169)	(1,788)	(31,525)
Impairment of assets	—	—	—	63,111
Restructuring costs(1)	—	—	2,300	—
Losses on idled assets held for sale(2)	(113)	—	2,216	—
Decrease in provision for discounting and credit losses	(2,430)	—	(8,074)	—
Consolidated Adjusted EBITDA	$147,740	$9,551	$173,441	$44,496

(1) During the nine months ended September 30, 2021, a restructuring and cost transformation initiative commenced at the Australian Operations to focus on repositioning the Company’s efforts to align its cost structures and optimize its coal production relative to the prevailing global coal market conditions. Costs associated with this initiative include non-recurring voluntary and involuntary workforce reduction, external consulting services and other related activities.

(2) These losses relate to idled non-core assets that the Company has classified as held for sale with the view that these will be sold within the next twelve months.

The reconciliations of capital expenditures per the Company’s segment information to capital expenditures disclosed on the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine months ended September 30,
	2021	2020
	(in US$ thousands)
Capital expenditures per Condensed Consolidated Statements of Cash Flows	$75,897	$85,237
Payment for capital acquired in prior periods	(6,000)	—
Capital expenditures per segment detail	$69,897	$85,237

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s reportable segments, as the Company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Three months ended September 30, 2021
	Australia	United States	Total
	(in US$ thousands)
Product Groups:
Metallurgical coal	$306,033	$228,561	$534,594
Thermal coal	26,525	2,168	28,693
Total coal revenue	332,558	230,729	563,287
Other(1)	9,814	490	10,304
Total	$342,372	$231,219	$573,591

Coronado Global Resources Inc. Form 10-Q September 30, 20219

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended September 30, 2020
	Australia	United States	Total
	(in US$ thousands)
Product Groups:
Metallurgical coal	$233,063	$103,401	$336,464
Thermal coal	29,428	845	30,273
Total coal revenue	262,491	104,246	366,737
Other(1)	8,922	726	9,648
Total	$271,413	$104,972	$376,385

	Nine months ended September 30, 2021
	Australia	United States	Total
	(in US$ thousands)
Product Groups
Metallurgical coal	$734,143	$534,017	$1,268,160
Thermal coal	70,614	5,479	76,093
Total coal revenue	804,757	539,496	1,344,253
Other(1)	27,341	2,364	29,705
Total	$832,098	$541,860	$1,373,958

	Nine months ended September 30, 2020
	Australia	United States	Total
	(in US$ thousands)
Product Groups
Metallurgical coal	$640,893	$337,599	$978,492
Thermal coal	80,079	2,983	83,062
Total coal revenue	720,972	340,582	1,061,554
Other(1)	23,996	4,501	28,497
Total	$744,968	$345,083	$1,090,051

(1) Other revenue for the Australian segment includes the amortization of the Stanwell non-market coal supply contract obligation liability.

4. Expenses

Other, Net

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in US$ thousands)		(in US$ thousands)
Other foreign exchange losses	$(2,487)	$(1,614)	$(4,376)	$(5,829)
Other income	1,235	1,253	766	983
Total Other, net	$(1,252)	$(361)	$(3,610)	$(4,846)

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

Coronado Global Resources Inc. Form 10-Q September 30, 202110

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

As of September 30, 2021, Coronado Group LLC beneficially owns 845,061,399 CDIs (representing a beneficial interest in 84,506,140 shares of common stock) representing 50.4% of the total 1,676,453,730 CDIs (representing a beneficial interest in 167,645,373 shares of common stock) outstanding. The remaining 831,392,331 CDIs (representing a beneficial interest in 83,139,233 shares of common stock) are owned by investors in the form of CDIs publicly traded on the ASX.

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

During the nine months ended September 30, 2021, Xcoal repaid its past due balance of $85.2 million in full. During the nine months ended September 30, 2021, the Company fully reversed the provision for discounting and credit losses of $9.0 million recorded at December 31, 2020 in respect of past due amounts.

“Coal revenues from related parties” of $97.3 million in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the period up to May 27, 2021, represent revenues from Xcoal while it was a related party. Revenues from coal sales to Xcoal after May 27, 2021 of $82.6 million and $96.9 million, respectively, for the three and nine months ended September 30, 2021, are included within “Coal revenues” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Revenues from Xcoal of $17.1 million and $106.2 million are recorded as “Coal revenues from related parties” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2020, respectively.

From July 1, 2021, the Company has agreed credit terms with Xcoal. Any sales in excess of the credit amount will be made on prepayment, letter of credit and cash on delivery basis.

At September 30, 2021, amounts outstanding from Xcoal in respect of coal sales was $46.1 million, all of which is current and not due, and is included within “Trade receivables” on the unaudited Condensed Consolidated Balance Sheet.

At December 31, 2020, amounts outstanding from Xcoal in respect of coal sales were $91.0 million, of which $85.2 million was past due and was included in “Related party trade receivables” on the audited Condensed Consolidated Balance Sheet, and $5.8 million was secured by a letter of credit. As of December 31, 2020, the carrying value of related party trade receivables from Xcoal, net of a $9.0 million provision for discounting and credit losses, was $82.0 million.

Coronado Global Resources Inc. Form 10-Q September 30, 202111

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Provision for Credit Losses

The following table provides the reconciliation of the allowance for credit losses that is deducted from financial assets to present the net amount expected to be collected:

(in US$ thousands)	Trade and related party trade receivables	Other Assets	Total
As at January 1, 2021	$9,298	$—	$9,298
Change in estimates during the current period	445	481	926
Unwind of provision for expected credit losses	(9,000)	—	(9,000)
As of September 30, 2021	$743	$481	$1,224

8.Inventories

(in US$ thousands)	September 30, 2021	December 31,2020
Raw coal	$21,891	$19,557
Saleable coal	40,577	26,581
Total coal inventories	62,468	46,138
Supplies inventory	57,681	63,997
Total inventories	$120,149	$110,135

9.Property, Plant and Equipment

(in US$ thousands)	September 30, 2021	December 31,2020
Land	$27,451	$27,985
Buildings and improvements	86,323	89,726
Plant, machinery, mining equipment and transportation vehicles	941,861	939,521
Mineral rights and reserves	374,310	374,340
Office and computer equipment	8,731	4,316
Mine development	558,121	577,631
Asset retirement obligation asset	77,494	81,603
Construction in process	46,570	38,321
	2,120,861	2,133,443
Less accumulated depreciation, depletion and amortization	710,975	611,935
Net property, plant and equipment	$1,409,886	$1,521,508

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)	September 30, 2021	December 31,2020
Wages and employee benefits	$43,142	$32,386
Taxes other than income taxes	11,219	7,024
Accrued royalties	45,625	36,149
Accrued freight costs	28,860	29,199
Accrued mining fees	55,494	76,044
Acquisition related accruals	30,986	33,119
Other liabilities	23,018	20,605
Total accrued expenses and other current liabilities	$238,344	$234,526

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $31.0 million (A$43.0 million). This amount was outstanding as at September 30, 2021 and December 31, 2020 pending assessment by the Office of State Revenue in Queensland, Australia.

Coronado Global Resources Inc. Form 10-Q September 30, 202112

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities at September 30, 2021:

(in US$ thousands)	September 30, 2021	December 31, 2020	Weighted Average Interest Rate at September 30, 2021		Final Maturity
10.75% Senior Secured Notes	$350,000	$—	12.14%	(2)	2026
ABL Facility	—	—			2024
Multicurrency Revolving Syndicated Facility	—	327,625			2023
Discount and debt issuance costs(1)	(17,183)	—
Total interest bearing liabilities	$332,817	$327,625

(1) Debt issuance costs incurred on the establishment of the ABL Facility has been included within "Other non-current assets" on the unaudited Condensed Consolidated Balance Sheet.

(2) Represents the effective interest rate.

Syndicated Facility Agreement

On May 14, 2021, the Company repaid all obligations under the SFA, including the outstanding balance of $324.1 million, and terminated such agreement using a portion of the net proceeds from the Entitlement Offer along with a portion of proceeds from the offering of the Notes (as defined below). As a result of the early termination of the SFA, the Company recorded a loss on debt extinguishment of $5.7 million in its unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2021.

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

Coronado Global Resources Inc. Form 10-Q September 30, 202113

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Energy & Mineral Group

On May 12, 2021, affiliates of The Energy & Minerals Group, or EMG, which is the Company’s controlling stockholder through its ownership of Coronado Group LLC, participated in the Notes Offering and purchased $65.0 million aggregate principal amount of Notes at the closing of the Notes Offering. The principal amount of $65.0 million for Notes held by EMG remain unchanged as at September 30, 2021. At September 30, 2021, interest payable to affiliates of EMG on the Notes was $2.6 million and was recorded within “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheet. Interest expense to affiliates of EMG were $1.9 million and $2.8 million for the three and nine months ended September 30, 2021, respectively, and recorded in “Interest expense, net” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Coronado Global Resources Inc. Form 10-Q September 30, 202114

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The ABL Facility contains customary covenants for asset-based credit agreement of this type, including, among others: (i) the requirement to deliver financial statements, other reports and notices; (ii) covenants related to the payment of dividends on, or purchase or redemption of, capital stock; (iii) covenants related to the incurrence or prepayment of certain debt; (iv) covenants related to the incurrence of liens or encumbrances; (v) compliance with laws; (vi) restrictions on certain mergers, consolidations and asset dispositions; and (vii) restrictions on certain transactions with affiliates. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2021, the Company is not subject to this covenant. As at September 30, 2021, the Company met its undertakings under the ABL Facility.

To establish the ABL Facility, the Company incurred debt issuance costs of $5.4 million. The Company has elected an accounting policy to present debt issuance costs incurred before the debt liability is recognized (e.g., before the debt proceeds are received) as an asset which will be amortized ratably over the term of the line-of-credit. The costs will not be subsequently reclassified as a direct deduction of the liability. At September 30, 2021, issuance costs incurred to establish the ABL Facility have been classified in “Other non-current assets” in the unaudited Condensed Consolidated Balance Sheet.

As at September 30, 2021, no amounts were drawn and no letters of credit were outstanding under the ABL Facility.

12. Other Financial Liabilities

On January 6, 2021, the Company entered into an agreement with a third-party financier to sell and leaseback items of property, plant and equipment owned by Curragh, a wholly-owned subsidiary of the Company. The transaction did not satisfy the sale criteria under ASC 606 – Revenues from Contracts with Customers. As a result, the transaction was deemed a financing arrangement and the Company has continued to recognize the underlying property, plant and equipment on its unaudited Condensed Consolidated Balance Sheet. The proceeds received from the transaction of $23.5 million (A$30.2 million) were recognized as “Other financial liabilities” on the unaudited Condensed Consolidated Balance Sheet. The term of the financing arrangement ranges up to five years with an implied interest rate of up to 7.8% per annum. The carrying value of this financial liability, net of issuance costs, was $18.6 million as at September 30, 2021, $3.9 million of which is classified as a current liability.

13. Income Taxes

For the nine months ended September 30, 2021 and 2020, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effects of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2021 estimated annual effective tax rate, including discrete items, is 11.28%. The Company had an income tax benefit of $1.8 million based on a loss before tax of $15.9 million for the nine months ended September 30, 2021.

Income tax benefit of $31.5 million for the nine months ended September 30, 2020 was calculated based on an estimated annual effective tax rate of 16.0% for the period.

The Company assessed the need for a valuation allowance by evaluating future taxable income, available for tax strategies and the reversal of temporary tax differences.

As of September 30, 2021, the Australian Operations were in a cumulative loss position and held a valuation allowance of $19.8 million against the full amount of their deferred tax assets. A cumulative loss position constitutes significant negative evidence regarding future taxable income, and is defined as a cumulative pre-tax loss for the current and two preceding years. The Company’s deferred tax liabilities, related to its U.S. Operations, decreased during the period due to the impact of the valuation allowance recorded in its Australian Operations’ deferred tax assets and the overall tax loss position during the nine months ended September 30, 2021.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company had no unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.

Coronado Global Resources Inc. Form 10-Q September 30, 202115

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
(in US$ thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$81,988	$(41,794)	$(14,069)	$(164,989)
Less: Net loss attributable to Non-controlling interest	—	(2)	(2)	(6)
Net income (loss) attributable to Company stockholders	$81,988	$(41,792)	$(14,067)	$(164,983)

Denominator (in thousands):
Weighted-average shares of common stock outstanding	167,645	112,582	153,078	102,001
Effects of dilutive shares	171	-	-	-
Weighted average diluted shares of common stock outstanding	167,816	112,582	153,078	102,001
Earnings (Loss) Per Share (US$):
Basic	0.49	(0.37)	(0.09)	(1.62)
Dilutive	0.49	(0.37)	(0.09)	(1.62)

Coronado Global Resources Inc. Form 10-Q September 30, 202116

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Derivatives and Fair Value Measurement

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

Forward fuel contracts

In 2020, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel that was expected to be used at its Australian Operations during 2021. In connection with the repayment and termination of the SFA, the Company closed out all outstanding forward fuel derivative contracts and received proceeds, representing hedge gain on settlement, of $5.8 million. This hedge gain on settlement has been deferred in “Accumulated other comprehensive loss” on the unaudited Condensed Consolidated Balance Sheet until the hedge transaction impacts income, at which point the related hedge gain would be reclassified to the “Cost of coal revenues” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

No forward fuel derivative contracts were outstanding at September 30, 2021.

Hedge gains, net of tax, recognized in “Accumulated other comprehensive loss” of $2.0 million as at September 30, 2021 are expected to be recognized into “Cost of coal revenues” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income within the next three months when the hedged transaction impacts income. Refer to Note 16 “Accumulated Other Comprehensive Losses” for further disclosure.

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

Coronado Global Resources Inc. Form 10-Q September 30, 202117

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis

As of September 30, 2021, there were no financial instruments required to be measured at fair value on a recurring basis.

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of September 30, 2021 and December 31, 2020:

• Cash and restricted cash, accounts receivable, accounts payable, accrued expenses, lease liabilities and other current financial liabilities: The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets approximate fair value due to the short maturity of these instruments.

• Restricted deposits, lease liabilities, interest bearing liabilities and other financial liabilities: The fair values approximate the carrying values reported in the unaudited Condensed Consolidated Balance Sheets.

• Interest bearing liabilities: The Company’s outstanding interest-bearing liabilities are carried at amortized cost. As of September 30, 2021, there were no borrowings outstanding under the ABL Facility. The estimated fair value of the Notes is approximately $381.5 million based upon observable market data (Level 2).

16. Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consisted of the following at September 30, 2021:

		Net unrealized gain (loss)
(in US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Total
Balance at December 31, 2020	$(26,777)	$(2,029)	$(28,806)
Net current-period other comprehensive income (loss):
Gain in other comprehensive income (loss) before reclassifications	10,502	11,310	21,812
Loss on long-term intra-entity foreign currency transactions	(27,298)	—	(27,298)
Gains reclassified from accumulated other comprehensive income (loss)	—	(5,130)	(5,130)
Tax effects	—	(2,135)	(2,135)
Total net current-period other comprehensive gain (loss)	(16,796)	4,045	(12,751)
Balance at September 30, 2021	$(43,573)	$2,016	$(41,557)

Coronado Global Resources Inc. Form 10-Q September 30, 202118

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(in US$ thousands)	Amount
Year ending December 31,
2021	$2,159
2022	5,663
2023	4,704
2024	5,464
2025	4,452
Thereafter	23,295
Total	$45,737

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of September 30, 2021, purchase commitments for capital expenditures were $15.0 million, all of which is obligated within the next twelve months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 11 years. In the U.S., the Company typically negotiates its rail and coal terminal access on an annual basis. As of September 30, 2021, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.3 billion, of which approximately $98.6 million is obligated within the next year.

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

At September 30, 2021, the Company had outstanding bank guarantees of $45.7 million to secure various obligations and commitments.

Restricted deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. The Company had cash collateral in the form of deposits in the amount of $77.2 million and $8.4 million as of September 30, 2021 and December 31, 2020, respectively, to provide back-to-back support for bank guarantees, financial payments and other performance obligations and various other operating agreements. These deposits are restricted and classified as long-term assets in the unaudited Condensed Consolidated Balance Sheets.

In accordance with the terms of the ABL Facility, the Company may be required to cash collateralize the ABL Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit. As of September 30, 2021, no letter of credit was outstanding and no cash collateral was required.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation. The Company can also use bank letters of credit to collateralize certain obligations. As of September 30, 2021, the Company had outstanding surety bonds of $29.7 million, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increased obligations, additional costs or additional collateral requirements.

From time to time, the Company becomes a party to other legal proceedings in the ordinary course of business in Australia, the U.S. and other countries where the Company does business. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its financial

Coronado Global Resources Inc. Form 10-Q September 30, 202119

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

condition, results of operations or cash flows. In management’s opinion, the Company is not currently involved in any legal proceedings, which individually or in the aggregate could have a material effect on the financial condition, results of operations and/or liquidity of the Company.

19. Subsequent Events

Sale of the Amonate Mining Asset

During the fourth quarter of 2020, the Company committed to a plan to sell its Amonate mining property, or Amonate, which has been idled since its acquisition in 2016, and classified the asset as held for sale. The Amonate mining asset is part of the Company’s U.S. reportable segment and is located in the states of Virginia and West Virginia in the United States.

On October 26, 2021, the Company entered into a definitive agreement to sell Amonate, including related assets and liabilities to Ramaco Resources Inc., a Delaware corporation, for a purchase price of $30.0 million, approximately $18.0 million in excess of its carrying value as at September 30, 2021. The net realized gain on completion of this transaction will be included within “Gain on disposal of assets” in the Company’s Consolidated Statement of Operations and Comprehensive Income during the fourth quarter of 2021.

The closing of the transaction is subject to customary closing conditions.

Notes Redemption

On October 29, 2021, the Company announced it elected to authorize its wholly-owned subsidiary Coronado Finance Pty Ltd to exercise its optional redemption rights to redeem $35.0 million aggregate principal amount of its Notes. The Notes will be redeemed on November 15, 2021, or the Redemption Date, at a redemption price equal to 103% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest on the Notes to, but not including, the Redemption Date in accordance with the terms of the Notes and the Indenture. Interest on the portion of the Notes selected for redemption will cease to accrue on and after the Redemption Date, unless the Company defaults in making the redemption payment.

Coronado Global Resources Inc. Form 10-Q September 30, 202120

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coronado Global Resources Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Coronado Global Resources Inc. (the Company) as of September 30, 2021, the related condensed consolidated statements of operation and comprehensive income, stockholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations and comprehensive income, stockholders' equity/members’ capital and cash flows for the year then ended, and the related notes (not presented herein), and in our report dated February 25, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young

Brisbane, Australia

November 8, 2021.

Coronado Global Resources Inc. Form 10-Q September 30, 202121

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

• severe financial hardship, bankruptcy, temporary or permanent shut downs or operational challenges, due to the ongoing COVID-19 pandemic or any similar future public health crisis, pandemic or epidemic, of one or more of our major customers, including customers in the steel industry, key suppliers/contractors, which among other adverse effects, could lead to reduced demand for our coal, increased difficulty collecting receivables and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;

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

Coronado Global Resources Inc. Form 10-Q September 30, 202122

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

Coronado Global Resources Inc. Form 10-Q September 30, 202123

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

For the nine months ended September 30, 2021, we sold 13.5 MMt of coal. Met coal and thermal coal sales represented 82.2% and 17.8%, respectively, of our total volume of coal sold and 94.3% and 5.7% respectively, of total coal revenues, for the nine months ended September 30, 2021.

During the three months ended September 30, 2021, seaborne prices were driven to record highs with both the Australian and U.S. coal price indices exceeding $400 per Mt as a result of the following factors: continued strong global steel demand; tight Met coal export supply availability from Australia and the U.S.; mine closures due to safety and environmental factors and adverse weather limiting China’s domestic supply; and constrained exports from Mongolia due to COVID-19.

Coronado has continued to take advantage of its unique geographical diversification as a Met coal supplier of scale to meet the requirements of steel customers across the globe. As Chinese import restrictions on Australian coal continue, our U.S. Operations have benefited from their ability to export coal to China in a favorable price environment during the nine months ended September 30, 2021.

Our results for the nine months ended September 30, 2021 benefited from higher averaged realized Met coal price, lower capital expenditure across our business and the continued ramp up of production at our U.S. Operations driven by increased demand from China for U.S. sourced metallurgical coals.

Despite these favorable conditions, our results for the nine months ended September 30, 2021 were adversely impacted by (1) seasonal wet weather conditions in Australia, which disrupted certain mining and logistics activities, (2) operational issues at the Australian Operations due to breakdown of certain mining equipment, (3) cost of additional fleets deployed at Curragh to accelerate overburden removal to increase coal availability, (4) labor shortages due to COVID-19 and (5) adverse geological conditions in certain mines of our U.S. Operations.

Coal revenues from our Australian Operations for the nine months ended September 30, 2021 increased 11.6% compared to the same period in, 2020, driven by increased average realized Met coal pricing from $97.5 to $117.0 per Mt sold. Sales volumes were lower for the nine months ended September 30, 2021 compared to the same period in 2020 due to mine sequencing and equipment maintenance, as well as some sales slippage into the fourth quarter of 2021. Operating costs for the nine months ended September 30, 2021 were $64.8 million, or 8.8%, higher compared to the corresponding period in 2020 driven by higher mining costs, which together with lower coal sales volume, resulted in an unfavorable increase in operating costs of $14.1 per Mt sold.

From our U.S. Operations, sales volumes were 0.9 MMt higher for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to production returning to pre-COVID-19 levels. Higher sales volumes and higher average realized Met coal prices per Mt sold during the nine months ended September 30, 2021 resulted in Coal revenues increasing by $198.9 million, or 58.4%, compared to the same period in 2020. Operating costs for the nine months ended September 30, 2021 were $91.0 million, or 31.5% higher, compared to the corresponding period in 2020 driven by higher mining and freight costs.

Coronado Global Resources Inc. Form 10-Q September 30, 202124

Sale of the Amonate Mining Asset

On October 26, 2021, we entered into a definitive agreement to sell Amonate, including related assets and liabilities to Ramaco Resources Inc., a Delaware corporation, for a purchase price of $30.0 million, approximately $18.0 million in excess of its carrying value as at September 30, 2021. The net realized gain on completion of this transaction will be included within “Gain on disposal of assets” in our Consolidated Statement of Operations and Comprehensive Income during the fourth quarter of 2021

Notes Redemption

On October 29, 2021, the Company announced it elected to authorize its wholly-owned subsidiary Coronado Finance Pty Ltd to exercise its optional redemption rights to redeem $35.0 million aggregate principal amount of its Notes. The Notes will be redeemed on November 15, 2021, or the Redemption Date, at a redemption price equal to 103% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest on the Notes to, but not including, the Redemption Date in accordance with the terms of the Notes and the Indenture. Interest on the portion of the Notes selected for redemption will cease to accrue on and after the Redemption Date, unless the Company defaults in making the redemption payment.

Xcoal

On May 27, 2021, Xcoal Energy and Resources, or Xcoal, ceased to be a related party after Xcoal’s founder, chief executive officer and chief marketing officer, Mr. Ernie Thrasher, retired as a non-executive director of the Company.

During the nine months ended September 30, 2021, Xcoal repaid its past due balance of $85.2 million in full. At September 30, 2021, the Company fully reversed the provision for discounting and credit losses of $9.0 million recorded at December 31, 2020.

“Coal revenues from related parties” of $97.3 million in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the period up to May 27, 2021, represent revenues from Xcoal while it was a related party. Revenues from coal sales to Xcoal after May 27, 2021 of $82.6 million and $96.9 million, respectively, for the three and nine months ended September 30, 2021, are included within “Coal revenues” in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

From July 1, 2021, the Company has agreed credit terms with Xcoal. Any sales in excess of the credit amount will be made on prepayment, letter of credit and cash on delivery basis.

At September 30, 2021, amounts outstanding from Xcoal in respect of coal sales was $46.1 million, all of which is current and not due, and is included within “Trade receivables” on the unaudited Condensed Consolidated Balance Sheet.

Refer to Note 6 “Trade and related party receivables” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Refinancing transaction

During the nine months ended September 30, 2021, we successfully completed a refinancing initiative which comprised of an ABL Facility with an aggregate principal amount of $100.0 million, a Notes Offering with an aggregate principal amount of $350.0 million and a fully underwritten equity Entitlement Offer of $101.4 million, that resulted in gross proceeds to the Company of $101.4 million. These transactions provide Coronado increased financial flexibility by eliminating the application of the legacy SFA financial covenants and introducing new debt with terms that are more sustainable for our business. Refer to Note 5 “Capital Structure” and Note 11 “Interest Bearing Liabilities” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Safety

For our Australian Operations, the twelve-month rolling average Total Reportable Injury Frequency Rate, or TRIFR at September 30, 2021 was 4.00 compared to a rate of 5.63 at the end of June 30, 2021 and 9.40 at the end of December 31, 2020. At out U.S. Operations, the twelve-month rolling average Total Reportable Incident Rate, or TRIR, at September 30, 2021 was 2.28 compared to a rate of 2.69 at the end of June 30, 2021 and 1.98 at the end of December 31, 2020. Reportable rates for our Australian and U.S. Operations are below the relevant industry benchmarks.

The safety of our workforce is our number one priority. At our Australian Operations, the continued improvement stems from the successes of the Critical Control Management Project at Curragh. This program is focused on identifying safety risks and controls that prevent incidents from happening, effectively communicating those controls to the workforce, and validating the controls are in place in the field. In addition, the Australian Operations conducted a series of ‘safety resets’ which were attended by all staff during the September 2021 quarter. At out U.S. Operations our Safety Development Groups have implemented a focused program that has reduced the number of roof bolter incidents during the September 2021 quarter which has directly improved the TRIR.

Coronado Global Resources Inc. Form 10-Q September 30, 202125

During the quarter, our Australian Operations achieved 155 days without a Lost Time Injury, or LTI. This represents the most consecutive days without a LTI since March 2017 and the best result for the Australian Operations under Coronado ownership.

COVID-19 response

The COVID-19 Steering Committee has successfully monitored the effect of the pandemic across our Australian Operations and U.S. Operations and continues to implement proactive preventative measures to ensure the safety and well-being of employees and contractors. During the three months ended September 30, 2021, we implemented a Vaccine Incentive Program at our U.S. Operations that provides a cash payment to employees who get vaccinated. Since the program commenced, vaccination rates amongst our U.S. workforce has improved significantly. At our Australian Operations, vaccination rates continue to increase according to the Australian Federal and Queensland state government’s vaccination program. The COVID-19 Steering Committee continues to encourage all workers across all jurisdictions to be vaccinated and provides access to educational materials about vaccine safety and efficacy.

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

Coronado Global Resources Inc. Form 10-Q September 30, 202126

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Summary

The financial and operational highlights for the three months ended September 30, 2021 include:

• Sales volume totaled 4.6 MMt for the three months ended September 30, 2021, compared to 4.9 MMt for the three months ended September 30, 2020. The lower sales volumes were attributable to our Australian Operations due to lower production as a result of changes in mine sequencing and equipment maintenance, and sales slippage into the December 2021 quarter. Our U.S. Operations continue to experience increased demand from China and has recovered its mining operations to pre-COVID-19 pandemic levels resulting in higher sales volumes in the quarter.

• Net income increased by $123.8 million, from net loss of $41.8 million for the three months ended September 30, 2020, to a net income of $82.0 million for the three months ended September 30, 2021. This increase was primarily driven by higher coal sales revenues partially offset by higher operating costs, interest charges and income tax expense.

• Strong demand and higher average prices in the seaborne export markets, due to better than expected post pandemic recovery in global economic and industrial activity, combined with shortages in the coal supply, caused the coal price indices reach record levels in the quarter. This has contributed to higher average realized Met coal pricing of $144.0 per Mt sold, which was 67.4% higher compared to $86.0 per Mt sold for the three months ended September 30, 2020.

• Adjusted EBITDA for the three months ended September 30, 2021 of $147.7 million, an increase of $138.2 million from an Adjusted EBITDA of $9.6 million for the three months ended September 30, 2020, driven by higher coal sales revenues, partially offset by higher operating costs.

• As of September 30, 2021, the Company had total liquidity of $295.7 million, consisting of $195.7 million cash (excluding restricted cash) and $100.0 million of availability under the ABL Facility. The ABL Facility is subject to a springing fixed charge coverage ratio test if availability is less than a certain amount.

Coronado Global Resources Inc. Form 10-Q September 30, 202127

	Three months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Revenues:
Coal revenues	$563,287	$366,737	$196,550	53.6%
Other revenues	10,304	9,648	656	6.8%
Total revenues	573,591	376,385	197,206	52.4%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	309,513	263,858	45,655	17.3%
Depreciation, depletion and amortization	38,461	48,693	(10,232)	(21.0%)
Freight expenses	58,043	50,590	7,453	14.7%
Stanwell rebate	12,274	25,157	(12,883)	(51.2%)
Other royalties	39,099	21,697	17,402	80.2%
Selling, general, and administrative expenses	8,044	6,785	1,259	18.6%
Total costs and expenses	465,434	416,780	48,654	11.7%
Operating income (loss)	108,157	(40,395)	148,552	(367.7%)
Other income (expenses):
Interest expense, net	(18,251)	(12,207)	(6,044)	49.5%
Decrease in provision for discounting and credit losses	2,430	—	2,430	100.0%
Other, net	(1,252)	(361)	(891)	246.8%
Total other expense, net	(17,073)	(12,568)	(4,505)	35.8%
Net income (loss) before tax	91,084	(52,963)	144,047	(272.0%)
Income tax (expense) benefit	(9,096)	11,169	(20,265)	(181.4%)
Net income (loss)	81,988	(41,794)	123,782	(296.2%)
Less: Net loss attributable to noncontrolling interest	—	(2)	2	(100.0%)
Net income (loss) attributable to Coronado Global Resources, Inc.	$81,988	$(41,792)	$123,780	(296.2%)

Coal Revenues

Coal revenues were $563.3 million for the three months ended September 30, 2021, an increase of $196.6 million, compared to $366.7 million for the three months ended September 30, 2020. This increase was largely driven by higher average realized Met coal price for the three months ended September 30, 2021, of $144.0 per Mt sold, an increase of $58.0 per Mt sold compared to $86.0 per Mt sold for the same period in 2020. At our U.S. Operations coal sales volume was 0.5 MMt higher compared to the three months ended September 30, 2021, driven by increased demand from China for U.S. sourced coal.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues comprise of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes. Total cost of coal revenues was $309.5 million for the three months ended September 30, 2021, an increase of $45.7 million, or 17.3%, compared to $263.9 million for the three months ended September 30, 2020.

The cost of coal revenues for our U.S. Operations increased $35.6 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to higher sales and production volumes. Cost of coal revenues for our Australian Operations for the three months ended September 30, 2021 were $10.1 million higher compared to the three months ended September 30, 2021, as a result of changes in mine sequencing works during the quarter to increase coal availability and planned equipment maintenance.

Coronado Global Resources Inc. Form 10-Q September 30, 202128

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended September 30, 2021 was $38.5 million, a decrease of 21.0% compared to $48.7 million for the three months ended September 30, 2020. The decrease was associated with lower production in our Australian Operations impacting assets depreciated under units of production method. In addition, depreciation on the Greenbrier mining asset at our U.S. Operations ceased since its idling on April 1, 2020.

Freight Expenses

Freight expenses include costs associated with take-or-pay commitments for rail and port providers and demurrage costs. Freight expenses totaled $58.0 million for the three months ended September 30, 2021, an increase of $7.5 million, as compared to $50.6 million for the three months ended September 30, 2020. Our U.S. Operations’ freight cost contributed $11.6 million to the increase, driven by coal sales under certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent in the three months ended September 30, 2020. This increase was partially offset by our Australian Operations where freight costs were lower as a result of lower sales volumes during the three months ended September 30, 2021, compared to 2020.

Stanwell Rebate

The Stanwell rebate was $12.3 million for the three months ended September 30, 2021, a decrease of $12.9 million, as compared to $25.2 million for the three months ended September 30, 2020. The decrease was largely driven by lower sales volume and lower realized export reference coal pricing for the prior twelve-month period used to calculate the rebate.

Other Royalties

Other royalties were $39.1 million in the three months ended September 30, 2021, an increase of $17.4 million, as compared to $21.7 million in the three months ended September 30, 2020. The increase in other royalties were driven by higher coal revenues compared to the same period in 2020.

Interest Expense, net

Interest expense, net of $18.3 million for the three months ended September 30, 2021, increased $6.0 million, as compared to $12.2 million for the three months ended September 30, 2020. The increase in interest expense was due to higher interest rate on the Notes for the three months ended September 30, 2021, compared to average interest rate on the SFA for the same period in 2020.

Decrease in provision for discounting and credit losses

We recognized a provision for discounting and credit losses of $9.3 million as at December 31, 2020, largely in respect of past due trade receivables from Xcoal. During the three months ended September 30, 2021, the provision for discounting and credit losses, with respect to Xcoal past due balance, was fully unwound to account for passage of time and repayment in full, resulting in a benefit of $3.1 million recorded in the Company’s results of operations.

Income tax (expense) benefit

Income tax expense of $9.1 million for the three months ended September 30, 2021 increased by $20.3 million, as compared to a tax benefit of $11.2 million for the three months ended September 30, 2020.

The income tax expense for the three months ended September 30, 2021 is based on an annual effective tax rate of 11.28% applied to the nine months ended September 30, 2021.

Nine months ended September 30, 2021 Compared to Nine months ended September 30, 2020

Summary

The financial and operational highlights for the nine months ended September 30, 2021 include:

• Sales volume totaled 13.5 MMt for the nine months ended September 30, 2021, or 0.3 MMt higher than the nine months ended September 30, 2020. The higher sales volumes were primarily driven by our U.S. Operations resulting from increased demand of U.S. sourced coal into China and recovery in demand for Met coal to pre-COVID 19 pandemic levels compared to the same period in 2020 when our U.S. Operation were idled for two months.

Coronado Global Resources Inc. Form 10-Q September 30, 202129

• Net loss decreased by $150.9 million, from $165.0 million for the nine months ended September 30, 2020, to $14.1 million for the nine months ended September 30, 2021. The lower net loss was primarily due to higher coal sales revenues, partially offset by increase in operating costs, higher interest expenses, the impact of non-cash impairment charge at Greenbrier recognized during the nine months ended September 30, 2020 and higher income tax expense.

• Improved coal market prices during the nine months ended September 30, 2021 resulted in average realized Met coal pricing of $114.6 per Mt sold, 23.1% higher compared to $93.1 per Mt sold for the nine months ended September 30, 2020.

• Adjusted EBITDA for the nine months ended September 30, 2021, was $173.4 million, an increase of $128.9 million, from Adjusted EBITDA of $44.5 million for the nine months ended September 30, 2020, driven by higher coal revenues partially offset by higher operating costs.

• Cash provided by operating activities was $171.1 million for the nine months ended September 30, 2021, an increase of $209.2 million compared to cash used of $38.1 million for the nine months ended September 30, 2020.

• As of September 30, 2021, the Company had cash (excluding restricted cash) of $195.7 million and $350.0 million of Notes outstanding resulting in net debt of $154.3 million. Net debt reduced by $82.0 million during the quarter due to positive operating cash flows.

	Nine months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Revenues:
Coal revenues	$1,344,253	$1,061,554	$282,699	26.6%
Other revenues	29,705	28,497	1,208	4.2%
Total revenues	1,373,958	1,090,051	283,907	26.0%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	889,771	745,203	144,568	19.4%
Depreciation, depletion and amortization	132,754	135,542	(2,788)	(2.1%)
Freight expenses	166,090	133,475	32,615	24.4%
Stanwell rebate	43,169	82,571	(39,402)	(47.7%)
Other royalties	83,219	65,151	18,068	27.7%
Selling, general, and administrative expenses	21,250	20,138	1,112	5.5%
Restructuring costs	2,300	—	2,300	100.0%
Total costs and expenses	1,338,553	1,182,080	156,473	13.2%
Operating income (loss)	35,405	(92,029)	127,434	(138.5%)
Other income (expenses):
Interest expense, net	(49,982)	(36,528)	(13,454)	36.8%
Loss on debt extinguishment	(5,744)	—	(5,744)	100.0%
Decrease in provision for discounting and credit losses	8,074	—	8,074	100.0%
Impairment of assets	—	(63,111)	63,111	(100.0%)
Other, net	(3,610)	(4,846)	1,236	(25.5%)
Total other expense, net	(51,262)	(104,485)	53,223	(50.9%)
Net (loss) income before tax	(15,857)	(196,514)	180,657	(91.9%)
Income tax benefit	1,788	31,525	(29,737)	(94.3%)
Net (loss) income	(14,069)	(164,989)	150,920	(91.5%)
Less: Net loss attributable to noncontrolling interest	(2)	(6)	4	(66.7%)
Net (loss) income attributable to Coronado Global Resources, Inc.	$(14,067)	$(164,983)	$150,916	(91.5%)

Coal Revenues

Coal revenues were $1,344.3 million for the nine months ended September 30, 2021, an increase of $282.7 million, compared to $1,061.6 million for the nine months ended September 30, 2020. This increase was driven by higher sales volumes at our U.S. Operations and increased average realized Met coal price for the nine months to September 30, 2021 of $114.6 per Mt sold, an increase of $21.5 per Mt sold compared to $93.1 per Mt sold for the same period in 2020, , due to favorable market conditions and higher index prices, most significantly in the third quarter of 2021.

Coronado Global Resources Inc. Form 10-Q September 30, 202130

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

Total cost of coal revenues was $889.8 million for the nine months ended September 30, 2021, an increase of $144.6 million, or 19.4%, compared to $745.2 million for the nine months ended September 30, 2020. Cost of coal revenues for our U.S. Operations increased $55.9 million due to higher sales volumes and operations returning to pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the nine months ended September 30, 2020. Cost of coal revenues for our Australian Operations increased by $88.7 million driven by the impacts of seasonal wet weather, equipment breakdown, additional fleet mobilized to accelerate overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the nine months ended September 30, 2021 of A$/US$: 0.76 compared to 0.68 for the same period in 2020.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $132.8 million for the nine months ended September 30, 2021, a decrease of $2.8 million, as compared to $135.5 million for the nine months ended September 30, 2020. The decrease was associated with lower production in our Australian Operations impacting assets depreciated under units of production method. In addition, depreciation on the Greenbrier mining asset at our U.S. Operations ceased since its idling on April 1, 2020.

Freight Expenses

Freight expenses totaled $166.1 million for the nine months ended September 30, 2021, an increase of $32.6 million, compared to $133.5 million for the nine months ended September 30, 2020. Our U.S. Operations contributed to $24.9 million of the increase due to higher sales volume related to certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent in the nine months ended September 30, 2020. The remaining increase relates to our Australian Operations, primarily driven by unfavorable average foreign exchange rate.

Stanwell Rebate

The Stanwell rebate was $43.2 million for the nine months ended September 30, 2021, a decrease of $39.4 million, as compared to $82.6 million for the nine months ended September 30, 2020. The decrease was largely driven by lower realized export reference coal pricing for the prior twelve-month period, partially offset by unfavorable average foreign exchange rate on translation of the Australian Operations.

Other Royalties

Other royalties were $83.2 million for the nine months ended September 30, 2021, an increase of $18.1 million, as compared to $65.2 million for the nine months ended September 30, 2020. Higher royalties were a product of higher average realized export pricing and higher volumes for the nine months period ended September 30, 2021 compared to the same period in 2020.

Interest Expense, net

Interest expense, net of $50.0 million for the nine months ended September 30, 2021 increased $13.5 million, as compared to $36.5 million for the nine months ended September 30, 2020. The increase in interest expense was due to a higher average interest rate for the nine months ended September 30, 2021, compared to the same period in 2020, partially offset by lower average interest-bearing liabilities period-over-period.

Decrease in provision for discounting and credit losses

We recognized a provision for discounting and credit losses of $9.3 million as at December 31, 2020, largely in respect of past due trade receivables from Xcoal. During the nine months ended September 30, 2021, the provision for discounting and credit losses, with respect to Xcoal past due balance, was fully unwound to account for passage of time and repayment in full, resulting in a benefit of $9.0 million recorded in the Company’s results of operations.

Income tax benefit

Income tax benefit of $1.8 million for the nine months ended September 30, 2021 decreased by $29.7 million, as compared to $31.5 million for the nine months ended September 30, 2020. The decrease includes a valuation allowance of $19.8 million recognized during the period against deferred tax assets of our Australian Operations.

The income tax benefit for the nine months ended September 30, 2021 is based on an annual effective tax rate of 11.28%, a decrease from 16.04% for the nine months ended September 30, 2020.

Coronado Global Resources Inc. Form 10-Q September 30, 202131

Supplemental Segment Financial Data

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Australia

	Three months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Sales volume (MMt)	2.8	3.6	(0.8)	(23.4)%
Total revenues ($)	342,372	271,413	70,959	26.1%
Coal revenues ($)	332,558	262,491	70,067	26.7%
Average realized price per Mt sold ($/Mt)	119.7	72.4	47.3	65.3%
Met sales volume (MMt)	2.0	2.7	(0.7)	(26.3)%
Met coal revenues ($)	306,033	233,063	72,970	31.3%
Average realized Met price per Mt sold ($/Mt)	154.9	86.9	68.0	78.3%
Mining costs ($)	180,837	176,706	4,131	2.3%
Mining cost per Mt sold ($/Mt)	67.4	49.9	17.5	35.1%
Operating costs ($)	275,784	270,430	5,354	2.0%
Operating costs per Mt sold ($/Mt)	99.2	74.6	24.6	33.0%
Segment Adjusted EBITDA ($)	67,383	2,144	65,239	3,042.9%

Coal revenues for Australian Operations for the three months ended September 30, 2021 were $332.6 million, an increase of $70.1 million or 26.7%, compared to $262.5 million for the three months ended September 30, 2020. This increase was largely driven by higher average realized Met coal pricing as a result of strong demand from destination markets other than China, which continues to restrict importation of Australian coal, and tight supply in the global market. The average realized Met coal price for the quarter ended September 30, 2021 was $154.9 per Mt sold, $68.0 per Mt sold higher compared to the same quarter last year. Sales volume of 2.8 MMt decreased by 0.8 MMt compared to 3.6 MMt for the three months ended September 30, 2020, driven by lower production and sales slippage into the fourth quarter.

Operating costs increased by $5.4 million, or 2.0%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was driven by higher mining costs and other royalties, partially offset by lower freight and Stanwell rebate (mainly due to lower realized coal pricing on a twelve-month look back). Mining cost per ton of $67.4 per Mt sold for the three months ended September 30, 2021 was 35.1% higher compared to the three months ended September 30, 2020, impacted by low coal availability primarily from changes in mine sequencing during the quarter planned to improve future coal availability.

Adjusted EBITDA of $67.4 million for the three months ended September 30, 2021 increased by $65.2 million compared to $2.1 million for the three months ended September 30, 2020, driven by higher coal revenues, partially offset by increase in operating costs.

United States

	Three months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Sales volume (MMt)	1.8	1.3	0.5	42.9%
Total revenues ($)	231,219	104,972	126,247	120.3%
Coal revenues ($)	230,729	104,246	126,483	121.3%
Average realized price per Mt sold ($/Mt)	128.7	83.1	45.6	54.9%
Met sales volume (MMt)	1.7	1.2	0.5	41.0%
Met coal revenues ($)	228,561	103,401	125,160	121.0%
Average realized Met price per Mt sold ($/Mt)	131.6	84.0	47.6	56.7%
Mining costs ($)	109,385	81,249	28,136	34.6%
Mining cost per Mt sold ($/Mt)	62.7	64.8	(2.1)	(3.2)%
Operating costs ($)	143,145	90,872	52,273	57.5%
Operating costs per Mt sold ($/Mt)	79.9	72.4	7.5	10.4%
Segment Adjusted EBITDA ($)	88,441	14,413	74,028	513.6%

Coal revenues increased by $126.5 million, or 121.3%, to $230.7 million for the three months ended September 30, 2021 compared to $104.2 million for the three months ended September 30, 2020. This increase was largely driven by higher Met

Coronado Global Resources Inc. Form 10-Q September 30, 202132

coal sales volumes in the quarter ended September 30, 2021 of 0.5 MMt, driven by strong U.S. sourced coal demand, particularly into China, exceeding pre-COVID-19 pandemic levels. As the import restrictions on Australian coal continue, our U.S. Operations have benefited from their ability to export coal to China in the current elevated price environment resulting in average realized Met coal pricing for the three months ended September 30, 2021 of $131.6 per Mt sold, $47.6 per Mt or 56.7% higher compared to $84.0 per Mt sold for the same period in 2020.

Operating costs increased by $52.3 million, or 57.5%, to $143.1 million for the three months ended September 30, 2021, compared to operating costs of $90.9 million for the three months ended September 30, 2020. The increase was due to higher mining costs of $28.1 million, as a result of higher sales and production volumes, combined with higher freight expenses.

Adjusted EBITDA of $88.4 million for the three months ended September 30, 2021 increased by $74.0 million compared to $14.4 million for the three months ended September 30, 2020, driven by increased sales volume and higher average realized Met coal pricing, partially offset by higher operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Selling, general, and administrative expenses	$8,042	$6,785	$1,257	18.5%
Other, net	42	221	(179)	n/m
Total Corporate and Other Adjusted EBITDA	$8,084	$7,006	$1,078	15.4%

n/m – Not meaningful for comparison.

Corporate and other costs increased $1.1 million to $8.1 million for the three months ended September 30, 2021, as compared to $7.0 million for the three months ended September 30, 2020. The increase in selling, general, and administrative expenses was primarily driven by timing of certain corporate costs.

Coronado Global Resources Inc. Form 10-Q September 30, 202133

Mining and operating costs for the three months ended September 30, 2021 compared to three months ended September 30, 2020

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	Three months ended September 30, 2021
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$294,219	$162,866	$8,349	$465,434
Less: Selling, general and administrative expense	—	—	(8,044)	(8,044)
Less: Restructuring costs	—	—	—	—
Less: Depreciation, depletion and amortization	(18,435)	(19,721)	(305)	(38,461)
Total operating costs	275,784	143,145	—	418,929
Less: Other royalties	(30,835)	(8,264)	—	(39,099)
Less: Stanwell rebate	(12,274)	—	—	(12,274)
Less: Freight expenses	(39,974)	(18,069)	—	(58,043)
Less: Other non-mining costs	(11,864)	(7,427)	—	(19,291)
Total mining costs	180,837	109,385	—	290,222
Sales Volume excluding non-produced coal (MMt)	2.7	1.7	—	4.4
Mining cost per Mt sold ($/Mt)	67.4	62.7	—	65.6

	Three months ended September 30, 2020
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$296,737	$113,056	$6,987	$416,780
Less: Selling, general and administrative expense	—	—	(6,785)	(6,785)
Less: Depreciation, depletion and amortization	(26,307)	(22,184)	(202)	(48,693)
Total operating costs	270,430	90,872	—	361,302
Less: Other royalties	(18,496)	(3,201)	—	(21,697)
Less: Stanwell rebate	(25,157)	—	—	(25,157)
Less: Freight expenses	(44,168)	(6,422)	—	(50,590)
Less: Other non-mining costs	(5,903)	—	—	(5,903)
Total mining costs	176,706	81,249	—	257,955
Sales Volume excluding non-produced coal (MMt)	3.5	1.3	—	4.8
Mining cost per Mt sold ($/Mt)	49.9	64.8	—	53.8

Average realized Met coal revenue for the three months ended September 30, 2021 compared to three months ended September 30, 2020

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	Three months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Met sales volume (MMt)	3.7	3.9	(0.2)	(5.1)%
Met coal revenues ($)	534,594	336,464	198,130	58.9%
Average realized Met price per Mt sold ($/Mt)	144.0	86.0	58.0	67.5%

Coronado Global Resources Inc. Form 10-Q September 30, 202134

Nine months ended September 30, 2021 compared to Nine months ended September 30, 2020

Australia

	Nine months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Sales volume (MMt)	8.5	9.2	(0.7)	(7.5)%
Total revenues ($)	832,098	744,968	87,130	11.7%
Coal revenues ($)	804,757	720,972	83,785	11.6%
Average realized price per Mt sold ($/Mt)	94.5	78.3	16.2	20.7%
Met sales volume (MMt)	6.3	6.6	(0.3)	(4.5)%
Met coal revenues ($)	734,143	640,893	93,250	14.6%
Average realized Met price per Mt sold ($/Mt)	117.0	97.5	19.5	20.0%
Mining costs ($)	535,568	475,547	60,021	12.6%
Mining cost per Mt sold ($/Mt)	65.7	52.4	13.3	25.4%
Operating costs ($)	801,837	737,033	64,804	8.8%
Operating costs per Mt sold ($/Mt)	94.1	80.0	14.1	17.6%
Segment Adjusted EBITDA ($)	30,445	8,406	22,039	262.2%

Coal revenues for Australian Operations for the nine months ended September 30, 2021 were $804.8 million, an increase of $83.8 million, or 11.6%, compared to $721.0 million for the nine months ended September 30, 2020. This increase was largely driven by higher average realized Met price of $117.0 per Mt, an increase of $19.5 per Mt, as compared to $97.5 per Mt sold during the same period in 2020 benefiting from strong demand and supply shortage in the global seaborne export markets. This increase was partially offset by lower sales volume of 8.5 MMt compared to 9.2 MMt for the nine months ended September 30, 2020 due to lower production combined with sales slippage into the fourth quarter of 2021.

Operating costs increased by $64.8 million, or 8.8%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was driven by higher mining costs, other royalties and freight costs, partially offset by lower Stanwell rebate (mainly due to lower realized coal pricing on a twelve-month look back period). Mining cost per ton of $65.7 per Mt sold was 25.5% higher compared to the nine months ended September 30, 2020, impacted by higher seasonal wet weather, mine equipment breakdown, planned equipment maintenance, additional fleet mobilized to accelerate overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the nine months ended September 30, 2021 of A$/US$: 0.76 compared to 0.68 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, Adjusted EBITDA increased by $22.0 million, or 262.2%, compared to Adjusted EBITDA of $8.4 million for the nine months ended September 30, 2020. This increase was primarily driven by higher coal revenues partially offset by higher operating costs.

United States

	Nine months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Sales volume (MMt)	4.9	4.0	0.9	23.2%
Total revenues ($)	541,860	345,083	196,777	57.0%
Coal revenues ($)	539,496	340,582	198,914	58.4%
Average realized price per Mt sold ($/Mt)	109.0	84.8	24.2	28.6%
Met sales volume (MMt)	4.8	3.9	0.9	21.7%
Met coal revenues ($)	534,017	337,599	196,418	58.2%
Average realized Met price per Mt sold ($/Mt)	111.5	85.8	25.7	30.0%
Mining costs ($)	307,732	254,794	52,938	20.8%
Mining cost per Mt sold ($/Mt)	63.0	64.4	(1.4)	(2.2)%
Operating costs ($)	380,412	289,367	91,045	31.5%
Operating costs per Mt sold ($/Mt)	76.9	72.1	4.8	6.7%
Segment Adjusted EBITDA ($)	164,404	56,153	108,251	192.8%

Coal revenues increased by $198.9 million, or 58.4%, to $539.5. million for the nine months ended September 30, 2021, as compared to $340.6 million for the nine months ended September 30, 2020. This increase was mainly driven by higher Met coal sales volumes driven by strong U.S. -sourced coal demand, particularly into China, exceeding pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the nine months period ended September 30, 2020.

Coronado Global Resources Inc. Form 10-Q September 30, 202135

Additionally, our U.S. Operations saw an increase in average realized Met coal pricing of $25.7 per Mt sold to $111.5 per Mt sold for the nine months ended September 30, 2021, compared to $85.8 per Mt sold for the 2020 period. The increase reflected a strong U.S.-sourced coal demand into China following Chinese restrictions on imports of Australian-sourced coal.

Operating costs increased by $91.0 million, or 31.5%, to $380.4 million for the nine months ended September 30, 2021, compared to operating costs of $289.4 million for the nine months ended September 30, 2020. The increase was primarily due to higher mining costs of $52.9 million, an increase of 20.8% compared to the same period in 2020, as a result of production returning to pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the nine months ended September 30, 2020, combined with higher freight expenses driven by increase in sales volume and for certain contracts for which we arrange and pay for transportation costs that did not exist to the same extent in the nine months to September 30, 2020.

Adjusted EBITDA increased by $108.3 million, or 192.8%, for the nine months ended September 30, 2021 compared to Adjusted EBITDA of $56.2 million for the nine months ended September 30, 2020. This increase was primarily driven by demand and production returning to pre-COVID-19 pandemic levels, higher average realized Met coal price per Mt sold and increased sales volumes, partially offset by higher operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Nine months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Selling, general, and administrative expenses	$21,244	$20,138	$1,106	5.5%
Other, net	164	(75)	239	(318.7)%
Total Corporate and Other Adjusted EBITDA	$21,408	$20,063	$1,345	6.7%

Corporate and other costs increased $1.3 million to $21.4 million for the nine months ended September 30, 2021, as compared to $20.1 million for the nine months ended September 30, 2020. The increase in selling, general, and administrative expenses was primarily driven by unfavorable average foreign exchange rate on translation of the Australian corporate entities for the nine months ended September 30, 2021 compared to the 2020 period, partially offset by improved efficiencies and cost savings initiatives to reduce corporate spend in 2021 compared to 2020.

Coronado Global Resources Inc. Form 10-Q September 30, 202136

Mining and operating costs for the Nine months ended September 30, 2021 compared to Nine months ended September 30, 2020

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	Nine months ended September 30, 2021
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$872,875	$443,696	$21,982	$1,338,553
Less: Selling, general and administrative expense	—	—	(21,250)	(21,250)
Less: Restructuring costs	(2,300)	—	—	(2,300)
Less: Depreciation, depletion and amortization	(68,738)	(63,284)	(732)	(132,754)
Total operating costs	801,837	380,412	—	1,182,249
Less: Other royalties	(63,873)	(19,346)	—	(83,219)
Less: Stanwell rebate	(43,169)	—	—	(43,169)
Less: Freight expenses	(122,061)	(44,029)	—	(166,090)
Less: Other non-mining costs	(37,166)	(9,305)	—	(46,471)
Total mining costs	535,568	307,732	—	843,300
Sales Volume excluding non-produced coal (MMt)	8.2	4.9	—	13.1
Mining cost per Mt sold ($/Mt)	65.7	63.0	—	64.7

	Nine months ended September 30, 2020
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$803,420	$357,947	$20,713	$1,182,080
Less: Selling, general and administrative expense	—	—	(20,138)	(20,138)
Less: Depreciation, depletion and amortization	(66,387)	(68,580)	(575)	(135,542)
Total operating costs	737,033	289,367	—	1,026,400
Less: Other royalties	(56,003)	(9,148)	—	(65,151)
Less: Stanwell rebate	(82,571)	—	—	(82,571)
Less: Freight expenses	(114,386)	(19,089)	—	(133,475)
Less: Other non-mining costs	(8,526)	(6,336)	—	(14,862)
Total mining costs	475,547	254,794	—	730,341
Sales Volume excluding non-produced coal (MMt)	9.1	4.0	—	13.1
Mining cost per Mt sold ($/Mt)	52.4	64.4	—	56.0

Average realized Met price for the Nine months ended September 30, 2021 compared to Nine months ended September 30, 2020

A reconciliation of the Company’s average realized Met coal price is shown below:

	Nine months ended September 30,
	2021	2020	Change	%
	(in US$ thousands)
Met sales volume (MMt)	11.1	10.5	0.6	5.3%
Met coal revenues ($)	1,268,160	978,492	289,668	29.6%
Average realized Met price per Mt sold ($/Mt)	114.6	93.1	21.5	23.1%

Coronado Global Resources Inc. Form 10-Q September 30, 202137

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in US$ thousands)		(in US$ thousands)
Reconciliation to Adjusted EBITDA:
Net income (loss)	$81,988	$(41,794)	$(14,069)	$(164,989)
Add: Depreciation, depletion and amortization	38,461	48,693	132,754	135,542
Add: Interest expense (net of income)	18,251	12,207	49,982	36,528
Add: Other foreign exchange losses	2,487	1,614	4,376	5,829
Add: Loss on extinguishment of debt	—	—	5,744	—
Add: Income tax (benefit) expense	9,096	(11,169)	(1,788)	(31,525)
Add: Impairment of assets	—	—	—	63,111
Add: Restructuring costs	—	—	2,300	—
Add: Losses on idled assets held for sale	(113)	—	2,216	—
Add: Decrease in provision for discounting and credit losses	(2,430)	—	(8,074)	—
Adjusted EBITDA	$147,740	$9,551	$173,441	$44,496

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

Our main uses of cash have historically been the funding of our operations, working capital, capital expenditure, debt service obligations and payment of dividends. Going forward, we will use cash to fund debt service payments on the Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, redemption of Notes and, if declared, payment of dividends. Based on our outlook for the next twelve months, which is subject to continued changing demand from our customers, volatility in coal prices, ongoing interruptions and uncertainties surrounding China’s import restrictions, such as trade barriers imposed by China on Australian-sourced coal and the uncertainty of impacts from the COVID-19 pandemic on the global economy, we believe expected cash generated from operations together with available borrowing facilities and other strategic and financial initiatives, will be sufficient to meet the needs of our existing operations, capital expenditure and service our debt obligations.

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

Liquidity as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(in US$ thousands)
Cash, excluding restricted cash	$195,727	$45,485
Availability under ABL Facility (1)	100,000	—
Availability under Revolving Syndicate Facility Agreement	—	222,375
Total	$295,727	$267,860

(1) The ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL facility is less than $17.5 million for five consecutive business days or less than $15.0 million on any business day.

Coronado Global Resources Inc. Form 10-Q September 30, 202138

Our total indebtedness as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in US$ thousands)
Current instalments of other financial liabilities and finance lease obligations	$13,153	$4,231
Interest bearing liabilities, excluding current instalments	332,817	327,625
Other financial liabilities, excluding current instalments	14,980	—
Total	$360,950	$331,856

Liquidity

As of September 30, 2021, available liquidity was $295.7 million, comprising cash and cash equivalents (excluding restricted cash) of $195.7 million and $100.0 million of available under our ABL Facility.

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

During the quarter ended June 30, 2021, we successfully completed a refinancing initiative, which consisted of the ABL Facility of $100.0 million, an offering of $350.0 million aggregate principal amount of the Notes and the fully underwritten equity Entitlement Offer of $101.4 million. A portion of the proceeds from these transactions were used to, among other things (i) repay all outstanding obligations under the SFA, and to terminate such agreement; (ii) cash collateralize and replace bank guarantees previously issued under the SFA; and (iii) pay discounts, fees and expenses related to the refinancing transactions. Refer to Note 5 “Capital Structure” and Note 11 “Interest Bearing Liabilities” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Indenture also contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the Notes. Refer to Note 11 “Interest Bearing Liabilities” to our unaudited condensed consolidated financial statements for further information

As of September 30, 2021, we were in compliance with all applicable covenants under the Indenture.

Coronado Global Resources Inc. Form 10-Q September 30, 202139

ABL Facility

On May 12, 2021, we entered into the ABL Facility agreement with an aggregate multi-currency lender commitment of up to $100.0 million, including a $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans. As of September 30, 2021, no amounts were outstanding, and no outstanding letters of credit issued under the ABL Facility. The ABL Facility will mature on May 12, 2024.

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

The ABL Facility contains customary representations and warranties and affirmative and negative covenants including, among others, a covenant regarding the maintenance of a fixed charge coverage ratio if certain conditions are triggered, covenants relating to financial reporting, covenants relating to the payment of dividends on, or purchase or redemption of, our capital stock, covenants relating to the incurrence or prepayment of certain debt, and covenants relating to the incurrence of liens or encumbrances, compliance with laws, transactions with affiliates, mergers and sales of all or substantially all of the our assets and limitations on changes in the nature of the Company’s business Borrowings under the ABL facility bear interest at a rate equal to a BBSY rate plus an applicable margin. In addition to paying interest, we are also required to pay a fee in respect of unutilized commitments, on amounts available to be drawn under outstanding letters of credits and certain administrative fees.

As of September 30, 2021, we were in compliance with all applicable covenants under the ABL Facility.

Bank Guarantees and Surety Bonds

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. As of September 30, 2021, we had outstanding bank guarantees of $45.7 million to secure various obligations and commitments. The Company provided cash, in the form of deposits, as collateral against these bank guarantees.

For the U.S. Operations, in order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation. We can also use bank letters of credit to collateralize certain obligations. As of September 30, 2021, we had outstanding surety bonds of $29.7 million, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increased obligations, additional costs or additional collateral requirements.

Dividend

During the nine months to September 30, 2021, we did not pay dividends to stockholders or CDI holders on the ASX.

Capital Requirements

Our main uses of cash have historically been the funding of our operations, working capital, capital expenditure, the payment of interest and dividends. Following the refinancing transaction in May 2021, we intend to use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, partial redemption of the Notes and, if declared, payment of dividends.

Coronado Global Resources Inc. Form 10-Q September 30, 202140

Historical Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020, as reported in the accompanying consolidated financial statements:

Cash Flow

	Nine months ended September 30,
	2021	2020
	(in US$ thousands)
Net cash provided by (used in) operating activities	$171,115	$(38,095)
Net cash used in investing activities	(145,782)	(79,263)
Net cash provided by financing activities	122,623	102,206
Net change in cash and cash equivalents	147,956	(15,152)
Effect of exchange rate changes on cash and restricted cash	2,287	3,258
Cash and restricted cash at beginning of period	45,736	26,553
Cash and restricted cash at end of period	$195,979	$14,659

Operating activities

Net cash provided by operating activities was $171.1 million for the nine months ended September 30, 2021, compared to a cash used in operating activities of $38.1 million for the nine months ended September 30, 2020. The increase in cash provided by operating activities was driven by favorable movement in working capital, increase in coal revenues in the period partially offset by higher operating costs.

Investing activities

Net cash used in investing activities was $145.8 million for the nine months ended September 30, 2021, compared to $79.3 million for the nine months ended September 30, 2020. Cash spent on capital expenditures for the nine months ended September 30, 2021 was $75.9 million, of which $28.2 million related to the Australian Operations, $46.1 million related to the U.S. Operations and the remaining $1.6 million for other and corporate. During the nine months ended September 30, 2021, a net of $69.9 million of additional deposits were provided as collateral for bank guarantees and our U.S. workers compensation obligations.

Financing activities

Net cash provided by financing activities was $122.6 million for the nine months ended September 30, 2021, compared to $102.2 million for the nine months ended September 30, 2020. Included in the net cash provided by financing activities for the nine months ended September 30, 2021, were net proceeds from borrowings of $396.3 million, repayment of borrowings of $371.4 million and net proceeds from the stock issuance of $97.7 million.

Included in the net cash provided in financing activities for the nine months ended September 30, 2020, were net proceeds from borrowings of $165.0 million, net proceeds from stock issuance of $171.6 million, repayment of borrowings of $216.8 million and $24.2 million for dividends paid to the shareholders of the Company.

Coronado Global Resources Inc. Form 10-Q September 30, 202141

Contractual Obligations

The following is a summary of our contractual obligations at September 30, 2021:

	Payments Due By Year
	Total	Less than	1 ‑ 3	3 ‑ 5	More than
		1 Year	Years	Years	5 Years
	(in US$ thousands)
Long‑term debt obligations(1)	$31,024	$7,295	$13,934	$9,795	$—
Senior secured notes (2)	350,000	—	—	350,000	—
Mineral lease commitments(3)	45,738	4,991	10,268	9,410	21,069
Operating and finance lease commitments	26,322	9,555	14,640	1,721	406
Unconditional purchase obligations(4)	14,968	14,968	—	—	—
Take‑or‑pay contracts(5)	1,313,286	98,648	244,643	247,597	722,398
Total contractual cash obligations	$1,781,338	$135,457	$283,485	$618,523	$743,873

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

(5)Represents various short- and long-term take-or-pay arrangements in Australia associated with rail and port commitments for the delivery of coal.

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

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See Note 2. (a) “Newly Adopted Accounting Standards” to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards. As of September 30, 2021, there were no accounting standards not yet implemented.

Coronado Global Resources Inc. Form 10-Q September 30, 202142

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

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At September 30, 2021, there were $95.6 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $9.6 million. See item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control” in our Annual Report on Form 10-K filed with the SEC and ASX on February 25, 2021.

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

As of September 30, 2021, we had $378.1 million of fixed rate borrowings and Notes and no variable-rate borrowings outstanding.

We currently do not hedge against interest rate fluctuations.

Coronado Global Resources Inc. Form 10-Q September 30, 202143

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 90% of expenses incurred at our Australian Operations are denominated in A$. Approximately 10% of our Australian Operations’ purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums). Appreciation of the A$ against US$ will increase our Australian Operations’ US$ reported cost base and reduce US$ reported net income. For the portion of US$ required to purchase A$ to settle our Australian Operations’ operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $22.4 million and $68.5 million for the three and nine months ended September 30, 2021, respectively.

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

Coronado Global Resources Inc. Form 10-Q September 30, 202144

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

Coronado Global Resources Inc. Form 10-Q September 30, 202145

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 18. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

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

ITEM 5. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-Q September 30, 202146

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
10.2

Separation Letter Agreement, dated August 28, 2021, between Coronado Global Resources Inc. and James Campbell (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on August 31, 2021 and incorporated herein by reference)

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

___________________________

Coronado Global Resources Inc. Form 10-Q September 30, 202147

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc.

By:	/s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: November 8, 2021

Coronado Global Resources Inc. Form 10-Q September 30, 202148