Form 10-K
period 2021-12-31
Coronado Global Resources Inc.
filed 2022-02-22
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-K

___________________________________________________

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐No ☒

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

Yes ☐ No  ☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The aggregate market value of the registrant’s common stock, par value $0.01 per share, in the form of CDIs, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the CDIs were last sold on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Australian Securities Exchange, was $523,449,082.

The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on December 31, 2021, including shares of common stock underlying CDIs, was 167,645,373.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrants 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Documents incorporated by reference in this report are listed in the Exhibit Index of this Annual Report on Form 10-K.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations, financial performance and condition, the coal, steel and other industries, as well as our plans, objectives and expectations for our business, operations, financial performance and condition. Forward-looking statements may be identified by words such as “may,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “anticipate,” “forecast,” “outlook,” “target,” “likely,” “considers” and other similar words.

Any forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance, events or outcomes to differ materially from the results, performance, events or outcomes expressed or anticipated in these statements, many of which are beyond our control. Such forward-looking statements are based on an assessment of present economic and operating conditions on a number of best estimate assumptions regarding future events and actions. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results, our announced plans or an investment in our securities include, but are not limited to:

•uncertainty in global economic conditions, including the extent, duration and impact of the COVID-19 pandemic, as well as risks related to government actions with respect to trade agreements, treaties or policies;

•severe financial hardship, bankruptcy, temporary or permanent shut downs or operational challenges, due to the ongoing COVID-19 pandemic or any similar future health crisis, pandemic or epidemic, of one or more of our major customers, including customers in the steel industry, key suppliers/contractors, which among other adverse effects, could lead to reduced demand for our coal, increased difficulty collecting receivables and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 4

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 5

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 6

PART I

ITEM 1. BUSINESS.

Overview

We are a leading producer, global marketer and exporter of a full range of Met coals. We own a portfolio of operating mines and development projects in Queensland in Australia, and in Virginia, West Virginia and Pennsylvania in the United States. We are one of the largest Met coal producers globally by export volume, serving customers on five continents.

Our operations in Australia, or our Australian Operations, consist of the 100%-owned Curragh producing mining property located in the Bowen Basin of Australia. Our operations in the United States, or our U.S. Operations, consists of two producing mining properties (Buchanan and Logan), one temporarily idled mining property (Greenbrier) and two development mining properties (Mon Valley, formerly named Pangburn-Shaner-Fallowfield, and Russell County), primarily located in the Central Appalachian region of the United States, or CAPP, all of which are 100%-owned. Our U.S. Operations and Australian Operations are strategically located for access to transportation infrastructure. In addition to Met coal, our Australian Operations sell thermal coal under a long-term legacy contract assumed in the acquisition of Curragh, which is used to generate electricity, to Stanwell Corporation Limited, or Stanwell, a Queensland government-owned entity and the operator of the Stanwell Power Station located near Rockhampton, Queensland, and some thermal coal in the export market. Our U.S. Operations also produce and sell some thermal coal that is extracted in the process of mining Met coal.

Location of Australian Operations	Location of U.S. Operations

Our core business strategy focuses on the production of Met coal for the North American and seaborne export markets. Sales of Met coal represented 94.6% of our total coal revenues for the year ended December 31, 2021. Most of the Met coal that we produce is sold, directly or indirectly, to steel producers. Met coal sales represented 81.4% of our total volume of coal sold in 2021. The remaining 18.6% of our total volume sold in 2021 was thermal coal, the majority of which was sold to Stanwell.

Met coal is a key ingredient in the production of steel using blast furnaces, and approximately 770 kilograms of Met coal is required to produce one ton of steel.

We have a geographically diverse customer base, across a range of global markets. Major consumers of our seaborne Met coal in 2021 were located in high-growth Asian markets, Brazil and Europe. These consumers are all major global steel or Met coke producers. We are well-positioned in the key high-growth Asian markets (Japan, South Korea and India) as sales to direct end users in Asia represented 48.3% of our total revenue, including Tata Steel Limited, or Tata Steel, which accounted for 16.7% of total revenue, in 2021.

The charts below show the split of our direct sales by geographic region in 2021 and the split of our revenues and sales volume by export and domestic sales in 2019, 2020 and 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2021 7

To support our operations, we have proven and probable coal reserves totaling 556 MMt as of December 31, 2021, 215 MMt and 341 MMt of which are in Australia and the United States, respectively. For more information regarding our coal reserves, see Item 2. “Properties.”

COVID-19

The ongoing COVID-19 global pandemic has continued to result in a challenging working environment. Authorities in many countries around the world have implemented numerous and varying measures to reduce the spread and limit the impact of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, business shutdowns and closures. Many countries have implemented multi-stage policies with the goal of re-opening markets and boosting economic activity.

There is uncertainty regarding how the COVID-19 pandemic will continue to impact our business including whether it will result in further changes in demand for Met coal, increases in operating costs or impacts to our supply chain, and whether measures will result in port closures or border restrictions, each or all of which can impact our ability to produce and sell our products.

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. The Company’s COVID-19 Steering Committee, formed in 2020, has successfully monitored the effect of the pandemic across our Australian Operations and U.S. Operations and continues to implement proactive preventative measures to ensure the safety and well-being of employees and contractors. These procedures include increased screenings of employees as they arrive at the workplace, strict adherence to hygiene and social distancing guidelines while at work and also a cleaning and sanitization program for equipment and facilities.

Coronado Global Resources Inc. Form 10-K December 31, 2021 8

Throughout 2021 the COVID-19 Steering Committee focused on encouraging all workers across all jurisdictions to be vaccinated. This included providing access to educational materials about vaccine safety and efficiency, as well as arranging for several vaccination clinics to be held close to our U.S. Operations and Australian Operations in order to ensure access and availability for all employees. During the year ended December 31, 2021, we implemented a Vaccine Incentive Program at our U.S. Operations that provides cash payment to employees who provided proof of vaccination. Since the program commenced, vaccination rates amongst our U.S. workforce has improved significantly. At our Australian Operations, vaccination rates continue to increase as the Australian Federal and Queensland state government’s vaccination program roll out. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.

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

On October 23, 2018, we completed an initial public offering on the Australian Securities Exchange, or ASX, which we refer to as the Australian IPO.

On May 14, 2021, we successfully completed the institutional component of a fully underwritten 1-for-4.73 pro-rata accelerated non-renounceable entitlement offer, or the Entitlement Offer. On completion, a total of 253,108,820 fully paid new CDIs (representing a beneficial interest in 25,310,882 shares of common stock) were issued, which are traded on the ASX.

On June 1, 2021, we successfully completed the retail component of the Entitlement Offer. On completion, a total of 39,466,010 fully paid new CDIs (representing a beneficial interest in 3,946,601 shares of common stock) were issued, which are traded on the ASX.

Coronado Group LLC, the Company’s controlling stockholder, exercised its right to participate in the institutional component of the Entitlement Offer and purchased 71,980,363 of the new CDIs (representing a beneficial interest in 7,198,036.3 shares of common stock).

As of December 31, 2021, the EMG Group and management beneficially own approximately 50.4% of the issued and outstanding shares of our common stock through their ownership of Coronado Group LLC. The remaining 49.6% is owned by public investors in the form of CDIs traded on the ASX. In addition, Coronado Group LLC holds one share of preferred stock Series A, par value $0.01 per share, of the Company, or the Series A Share, which is the only share of preferred stock issued and outstanding. The holder of the Series A Share is permitted to nominate and elect members of our Board of Directors in relation to the level of the holder’s aggregate beneficial ownership of shares of our common stock.

Coronado Global Resources Inc. Form 10-K December 31, 2021 9

Organizational Structure

The following chart shows our current organizational structure:

Overview of Operations

Met Coal

Met coals are primarily used in the manufacture of coke, which is used in the steel-making process, as well as direct injection into a blast furnace as a replacement for coke.

Sales of Met coal represented approximately 94.6% of our total coal revenues for the year ended December 31, 2021. Most of the Met coal that we produce is sold, directly or indirectly, to steel producers. The steel industry’s demand for Met coal is affected by several factors, including the cyclical nature of that industry’s business, general economic conditions and demand for steel, tariffs on steel and steel products, technological developments in the steelmaking process and the availability and cost of substitutes for steel, such as aluminum, composites and plastics. We compete based on coal quality and characteristics, price, customer service and support and reliability of supply. Seaborne Met coal import demand can be significantly impacted by the availability of indigenous coal production, particularly in the leading Met coal import countries of China and India, among others, and the competitiveness of seaborne Met coal supply, including from the leading Met coal exporting countries of Australia, the United States, Russia, Canada and Mongolia, among others.

Thermal Coal

Sales of thermal coal represented approximately 5.4% of our total coal revenues for the year ended December 31, 2021. The thermal coal we produce is predominantly a byproduct of mining Met coal. The thermal coal we produce is sold, directly or indirectly, to power stations, predominantly Stanwell, as an energy source in the generation of electricity. Demand for our thermal coal products is impacted by economic conditions, environmental regulation, demand for electricity, including the impact of energy efficient products, and the cost of electricity generation from alternative fuels. Our thermal coal products primarily compete with producers of other forms of electric generation, including natural gas, oil, nuclear, hydro, wind, solar and biomass, that provide an alternative to coal use.

Coronado Global Resources Inc. Form 10-K December 31, 2021 10

Segments

In accordance with Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, we have adopted the following reporting segments:

•Australia; and

•United States.

In addition, “Other and Corporate” is not a reporting segment but is disclosed for the purposes of reconciliation to our consolidated financials.

These segments are grouped based on geography and reflect how we currently monitor and report the results of the business to the Chief Executive Officer who is our chief operating decision maker, or CODM, Chief Operating Officer - United States, Chief Operating Officer - Australia and the Group Chief Financial Officer. Factors affecting and differentiating the financial performance of each of these two reportable segments generally include coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. We believe this method of segment reporting reflects the way our business segments are currently managed, resources are allocated and the way the performance of each segment is evaluated. The two segments consist of similar operating activities as each segment produces similar products.

Diversification

We have 100% ownership over all four of our operating mines, allowing us full control over all operating decisions. This control is critical during times of crisis, such as the ongoing COVID-19 pandemic, and it allowed us to react swiftly and decisively to temporarily idle our U.S. operating mines in response to a quick, sharp and unprecedented contraction in demand from Europe, Brazil and North America during the first half of 2020. On June 1, 2020, we resumed production at the Buchanan and Logan mines in the U.S. The Greenbrier mine remains idle and is currently held for sale.

The below charts show run-of-mine, or ROM, production and saleable production for our Australian Operations and our U.S. Operations for the years ended December 31, 2021, 2020 and 2019.

We benefit from a geographically diverse asset base, in Australia and the United States, with access to multiple transportation infrastructure options, including key rail and port infrastructure, providing access to both seaborne export and domestic markets. We have access to the key major markets in both the Atlantic and Pacific basins, and our wide footprint provides flexibility to respond quickly to changes in global market demands.

The low cost nature of our assets is a function of the quality of the assets and the available mine infrastructure to extract our reserves efficiently. We believe being geographically diverse allows us to sell our products to our customers in a number of countries. This allows the sales team to leverage these relationships to provide value added solutions like blends with third parties, which is margin accretive.

Our production is diversified across high quality products, such as hard coking coal, or HCC, semi coking coals, or SCC, and pulverized coal injection, or PCI, coal from our Australian Operations, and significant production of HCC, comprising high volatile content, or High-Vol, (including sub-category A of High-Vol, or HVA, and

Coronado Global Resources Inc. Form 10-K December 31, 2021 11

sub-category B of High-Vol, or HVB), coal with medium volatile content, or Mid-Vol, and coal with low volatile content, or Low-Vol, coals from our U.S. Operations. This broad product range supports a wide variety of customer requirements and various blending opportunities, being valued for its attractive coke-making characteristics.

We have a dedicated global marketing team that generates direct sales for our Met coal. Our customer base spans across a full spectrum of key global markets. We sell directly to a number of large, high-quality and well-known companies in the steel industry globally. Many of our core customers have been our longstanding customers for over 20 years, and source our products as essential base load, which translates into a long history of contract renewal for such customers. We are a major supplier to tier one steel mills in Japan, South Korea, Taiwan, India, Europe, Brazil, North America and China. Given the quality of our diverse customer base, we believe the demand for our products is insulated across all stages of the commodity cycle. This flexibility is reflected in our ability to take advantage of current favorable pricing into China out of the United States.

2021 Coronado’s coal trade flows

Overview of Australian Operations—Curragh

Curragh is located in Queensland’s Bowen Basin, one of the world’s premier Met coal regions. Curragh has been operating since 1983, and produces a variety of high-quality, low-ash Met coal products. We believe our HCC product is recognized by steelmakers for its low-ash content, consistency of quality and favorable coking attributes. We believe that our SCC products are similarly valued, in particular for their low wall pressure, which makes them suitable for stamp charging coke ovens, and our PCI coal at Curragh is recognized by steelmakers

Coronado Global Resources Inc. Form 10-K December 31, 2021 12

for its low phosphorus and sulphur content. These Met coal products are exported globally to a diverse customer base located primarily in Asia. Curragh also produces thermal coal. The thermal coal produced at Curragh is primarily sold domestically under a long-term contract to Stanwell, with a limited amount being exported.

Revenues from our Australian Operations represented 61.2% of our total revenue for the year ended December 31, 2021. See Item 2. “Properties” for more information regarding Curragh.

For the year ended December 31, 2021, 72.3% of the total volume of coal sold by our Australian Operations was Met coal and 27.7% of the total volume of coal sold by our Australian Operations was thermal coal, the majority of which is sold to Stanwell. For the year ended December 31, 2021, Curragh sold 8.0 MMt of Met coal into the seaborne coal markets. The majority of customers purchase multiple grades or products and have purchased Curragh coal continuously through all stages of the coal/commodity pricing cycle. Curragh’s Met coal is typically sold on annual contracts negotiated by our Australian Operations’ sales managers, with pricing agreed to bilaterally or with reference to benchmark indices or spot indices. Our Australian Operations have maintained a high level of contract coverage against planned production. In 2021, approximately 90% of Curragh’s Met coal export sales were made under term contracts (with the balance sold on framework contracts that do not involve a binding commitment to supply, or in the spot market).

Overview of U.S. Operations—Buchanan and Logan

Our producing mining properties in the United States are located in the CAPP region, specifically in Virginia and West Virginia, which is a highly-developed, active, coal-producing region. Met coal produced by our U.S. Operations is consumed regionally by North American steel producers or exported by seaborne transportation to steel producers (primarily in Asia, Europe and South America). The U.S. Operations also produce small quantities of thermal coal that is extracted in the process of mining Met coal, which is sold predominantly to global export markets, as well as within North America. We believe that many regard Met coal from the CAPP region (where our U.S. Operations are located) to be of the highest quality in the world owing to its generally low-ash and sulphur content. Our U.S. Operations offer a range of Met coal products, with significant production of HCC, comprising High-Vol (including HVA and HVB), coal with Mid-Vol, and coal with Low-Vol.

Sales from our U.S. Operations to export markets are typically priced with reference to a benchmark index. We generally sell our seaborne coal through intermediaries Free on Rail (Incoterms 2010), or FOR., and, therefore, our realized price on FOR sales does not include transportation to the seaborne port or costs to transload into a vessel. Consistent with seaborne sales, sales to North American customers are generally sold on a FOR. basis where the customer arrangers for and incurs the cost of transportation to their facility.

A portion of our sales is sold to North American steel and coke producers on annual contracts at fixed prices that do not fluctuate with the benchmark index. The fixed-price nature of these annual contracts provides us with visibility on our future revenues, as compared to spot sales or sales priced with reference to a benchmark index. For 2022, we have entered into annual contracts to sell approximately 2.9 MMt Met coal with North American steel and coke producers. During periods of stable and rising prices, we strive to take advantage of the spot market. Spot export contracts are negotiated throughout the year. Revenues from our U.S. Operations, in the

Coronado Global Resources Inc. Form 10-K December 31, 2021 13

aggregate, represented 38.8% of our total revenue for the year ended December 31, 2021. See Item 2. “Properties” for more information regarding Buchanan, Logan and the other mining properties that compose our U.S. Operations.

For the year ended December 31, 2021, 97.2% of the total volume of coal sold by our U.S. Operations was Met coal and 2.8% was thermal coal. We sold 73.9% of total Met coal from our U.S. Operations into the seaborne Met coal markets for the year ended December 31, 2021.

The Greenbrier mine remains idled since April 1, 2020, following the 2020 economic downturn and decline in demand induced by COVID-19 and is classified as held for sale in our Consolidated Balance Sheets.

Customers

We sell most of our coal to steel producers, either directly or through intermediaries, such as brokers. We also sell thermal coal to electricity generators either directly or through intermediaries such as brokers. Major consumers of our seaborne Met coal in 2021 were located in India, China, Japan, South Korea, Taiwan, Brazil and Europe. These consumers are all major global steel or Met coke producers. The majority of our sales are made under contracts with terms of typically one year or on a spot basis.

Tata Steel

Our U.S. Operations and Australian Operations are parties to a Long Term Coal Sale and Purchase Agreement with Tata Steel, or the Tata Steel Long Term Agreement, with a term ending in March 2022. We have commenced negotiations with TATA Steel to extend our long term relationship after the expiry of the current agreement.

Coronado Global Resources Inc. Form 10-K December 31, 2021 14

The Tata Steel Long Term Agreement provides for the sale of a minimum of 3.0 MMt of coal per contract year, consisting of certain specific quantities of Hard Coking Coal, or HCC, Semi Coking Coal and pulverized coal injection, or PCI, Coal. Pricing is re-negotiated each quarter, with coal sales priced in reference to benchmark indices. If we fail to agree on a quarterly price, the Tata Steel Long Term Agreement provides for alternative pricing based on historical market prices and the continuance of deliveries until an agreement on pricing can be reached. Coal sold pursuant to the Tata Steel Long Term Agreement is sold Free on Board (Incoterms 2010), or FOB, and the agreement contains industry-standard terms and conditions with respect to delivery, transportation, inspection, assignment, taxes and performance failure.

Xcoal

In 2021, we sold 2.2 MMt of coal to Xcoal Energy Resources LLC, or Xcoal, largely from our U.S. Operations. Coal revenues from Xcoal represented 28.3% of coal revenues from our U.S. Operations. Purchase orders with Xcoal are entered into primarily on an ad hoc (shipment-by-shipment) basis. Xcoal, as well as other customers, typically take ownership of coal upon loading into the rail car (FOR) and are responsible for handling transportation logistics to the port and beyond. From July 1, 2021, we agreed to credit terms with Xcoal, and any sales to Xcoal in excess of the credit amount are made on prepayment, letter of credit or cash on delivery terms.

Stanwell

We are party to contractual arrangements with Stanwell, including a Coal Supply Agreement, or the CSA, and the Curragh Mine New Coal Supply Deed, dated August 14, 2018, or the Supply Deed.

Under the CSA, we deliver thermal coal from Curragh to Stanwell at an agreed price and quantity. Stanwell may vary the quantity of thermal coal purchased each year so the total quantity to be delivered to Stanwell each year cannot be precisely forecast. The coal that we supply to Stanwell constitutes the majority of the thermal coal production from Curragh. Our cost of supplying coal to Stanwell was greater than the price paid by Stanwell for the year ended December 31, 2021.

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

The total Stanwell rebate for the year ended December 31, 2021, was $55.4 million and has been included in the consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.

The Supply Deed grants us the right to mine the coal reserves in the Stanwell Reserved Area, or the SRA. In exchange, we agreed to certain amendments to the CSA and to enter into a New Coal Supply Agreement, or the NCSA upon the expiration of the CSA (which is expected to occur in 2027). On July 12, 2019, we entered into the NCSA with Stanwell. From the earlier of the expiry of the CSA, the date of termination of the CSA, and January 1, 2029, we will continue to supply thermal coal to Stanwell under the NCSA. The term of the NCSA is expected to be 10 years, and Coronado will supply to Stanwell 2 million ‘Tonnes Equivalent’ of thermal coal per annum (based on a nominal gross calorific value of 25.6GJ) at a fixed contract price that varies in accordance with agreed formulae, inclusive of all statutory charges and royalties in respect of coal sold and delivered under

Coronado Global Resources Inc. Form 10-K December 31, 2021 15

the NCSA. The export rebates which were payable under the CSA are not payable during the term of the NCSA. The supply term, the contract tonnage and the contract price under the NCSA are subject to adjustment in accordance with a financial model agreed between Stanwell and us. In summary, we have agreed that the total value of the discount received by Stanwell on coal supplied to it under the NCSA should (by the expiry date of the NCSA) be equal to the net present value of A$210 million as at the date of the Supply Deed. The net present value of the deferred consideration was $230.5 million as of December 31, 2021. On January 18, 2021, the Option Coal Supply Agreement, or the OCSA, contemplated by clause 5 of the NCSA was entered into, in respect of the supply of certain additional coal to Stanwell during the term of the NCSA.

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

Australian Operations

Our Australian Operations typically sell export coal FOB, with the customer paying for transportation from the outbound shipping port. The majority of Curragh’s export Met coal is railed approximately 300 kilometers to the Port of Gladstone for export via two main port terminals, RG Tanna Coal Terminal, or RGTCT, and Wiggins Island Coal Export Terminal, or WICET. Curragh also has capacity available to stockpile coal at the Port of Gladstone. For sales of thermal coal to Stanwell, Stanwell is responsible for the transport of coal to the Stanwell Power Station.

Rail Services

Curragh is linked to the Blackwater rail line of the Central Queensland Coal Network, or CQCN, an integrated coal haulage rail system owned and operated by Aurizon Network Pty Ltd., or Aurizon Network. Curragh has secured annual rail haulage capacity of up to 12.0 MMtpa (plus surge capacity) under long-term rail haulage agreements with Aurizon Operations Limited, or Aurizon Operations, and Pacific National Holdings Pty Limited, or Pacific National.

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

The Wiggins Island Rail Project, or WIRP, Transport Services Agreement with Aurizon Operations is for 2.0 MMtpa of capacity to WICET. This contract is effectively 100% take-or-pay (for a portion of the rail haulage and all capacity access charges). This agreement expires on June 30, 2030.

Port Services

Curragh exports coal through two terminals at the Port of Gladstone, RGTCT and WICET. At RGTCT, we and Gladstone Port Corporation Limited, or GPC, are parties to a coal handling agreement that expires on June 30, 2030. The agreement may be renewed at our request and, subject to certain conditions, GPC is required to agree

Coronado Global Resources Inc. Form 10-K December 31, 2021 16

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

U.S. Operations

Our U.S. Operations’ domestic contracts are generally priced FOR at the mine with customers bearing the transportation costs from the mine to the applicable end user. For direct sales to export customers, we hold the transportation contract and are responsible for the cost to the export facility, and the export customer is responsible for the transportation/freight cost from the export facility to the destination. A portion of our U.S. export sales are made through Xcoal and other intermediaries. For these sales, Xcoal or the intermediary typically take ownership of the coal as it is loaded into the railcar. The intermediary is responsible for the rail transportation and port costs.

Rail Services

Our U.S. Operations are served by Northfork Southern and CSX Transportation railroads. In 2021, we shipped approximately 95.4% of our total shipments via rail from our U.S. mining properties.

Coronado Global Resources Inc. Form 10-K December 31, 2021 17

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

DTA Terminal is a coal export terminal located in the Port of Hampton Roads in Newport News, Virginia. DTA Terminal is 65% owned by Alpha Metallurgical Resources and 35% by Arch Coal and has annual export capacity of 22 MMt.

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

We are party to a long-term mining contract with Thiess to provide hydraulic excavator overburden and coal mining, pit dewatering, run of mine rehandling services and maintenance of Coronado owned heavy mobile equipment at the Curragh North operation until December 31, 2025, referred to as Part A Services; and to provide rope shovel overburden removal using Coronado’s rope shovel and Thiess supplied ultra-class truck services

Coronado Global Resources Inc. Form 10-K December 31, 2021 18

until March 31, 2022, referred to as Part B Services. We are currently working towards finalizing agreements with Thiess to take on management and operation of additional mining fleets, including the rope shovel and ultra-class trucks currently included in the Part B Services. These new agreements are expected to commence following the expiry of the Part B Services.

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

Environmental Sustainability

We are focused on extracting high quality Met coal in an environmentally responsible way. Coal mining is one of the most environmentally regulated industries in the world, and it is vital that we consistently meet or exceed relevant regulatory standards.

We are subject to various environmental laws, regulations and public policies in Australia and the United States. Managing our environment and climate change risks is a key component of our corporate strategy and it is integrated into all stages and areas or our daily operations. We seek to minimize our environmental impact and ensure we meet or exceed our legislative and regulatory environmental obligations.

Coronado’s environmental sustainability initiatives and strategy are discussed further in our 2020 Sustainability Report, which can be found on our website at www.coronadoglobal.com/sustainability/. Nothing on our website, including our 2020 Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K. Our 2021 Sustainability Report is expected to be available in May 2022.

Climate change

While our operations are recognized as vital contributors to the communities and economies in which we operate, we acknowledge that our mining activities create greenhouse gas, or GHG, emissions. Climate change is one of the most significant issues for the steel industry and the industry has made significant reductions in GHG emissions by improving energy efficiency and using new technologies. Where possible, we are continuing to identify and implement GHG emissions and energy reduction opportunities across our business, whilst monitoring climate related risks and the sustainability of our operations. We are committed to working with other industry participants to support, develop and introduce new coal production and energy-generation technologies, that help reduce the environmental impact while continuing to meet global energy and steel demands.

Coronado Global Resources Inc. Form 10-K December 31, 2021 19

Our Australian Operations disclose GHG scope 1 and 2 emissions annually to the Clean Energy Regulator under the National Greenhouse and Energy Reporting Scheme. Our U.S. Operations disclose GHG scope 1 and 2 emissions, including fugitive emissions (methane), for the facilities required to report their emissions annually to the United States Environmental Protection Agency.

Our operations are currently focused on implementing reporting improvements, identifying opportunities for reducing emissions intention on a per ton of production basis and benchmarking ourselves against our peer group prior to setting any emission reduction targets. We are also evaluating a range of potential projects that could have a positive impact on our emissions profile including assessing options for a “behind the meter” type solar farm and opportunities to harvest incidental coal seam gas (fugitive emissions - Scope 1) to either generate electric power on site at Curragh or to use as a partial replacement for diesel fuel.

Increased public concern may result in additional regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect in the jurisdictions in which we operate. Any legislation that limits or taxes GHG emissions could adversely impact our growth, increase our operating costs, or reduce demand for our coal.

With respect to physical climate risks, our operations may be impacted by weather-related events potentially resulting in lost production, supply chain disruptions and increased operating costs, which could have a material adverse impact on our financial results of operations.

On November 13, 2021, the Glasgow Conference of Parties 26, or COP26, agreed on the language around fossil fuels in the final Glasgow Climate Pact. A call on countries to “phase out” coal power was changed to “phase down of unabated coal power”, that is coal power that does not include the capture and storage of carbon dioxide emission. 190 countries have now agreed to phase down coal power. 65 countries have now committed to coal phase out, including more than 20 new commitments at COP26. 48 countries are members of the Powering Past Coal Alliance, or PPCA. All major coal financing countries have committed to end international coal finance by the end of 2021. As a result, Glasgow COP26 is expected to accelerate the trend of higher finance and insurance costs for coal miners and coal-fired power generators. The agreement on carbon accounting has also made global trade in carbon more likely, eventually accelerating the competitiveness of low-carbon solutions in the power and steel sectors.

Under the Paris Agreement, Australia must submit emissions reduction commitments known as Nationally Determined Contributions, or NDCs, which includes its national targets. Australia’s first NDC commitments are:

•2015 NDC: committed to reduce emissions by 26 to 28% below 2005 levels by 2030.

•2020 NDC update: affirmed the 2030 target, outlined Australia’s practical, technology-led approach to emission reductions, include new actions and measures since 2015.

•2021 NDC update: committed to net zero emissions by 2050, inscribed low emissions technology stretch goals, affirmed the 2030 target, and reported 2021 projections results showing Australia is on track to exceed this target by up to 9 percentage points.

Australia will submit its second NDC to the United Nations Framework Convention on Climate Change, or UNFCCC, in 2025.

Human Capital Disclosures

Our ability to attract and retain skilled, motivated and engaged employees is an essential part of our business. Investing in the skill and capabilities of our people will underwrite our long-term growth and sustainability. In both Australia and United States, we operate in regional locations with highly competitive labor markets. In each location, we are creating a high-performing workforce with a talent pipeline for future leaders, including succession planning for critical roles. To achieve this, we continue to create a culture that welcomes and values all people and where our core values of collaboration, accountability, respect and excellence are demonstrated in everything that we do.

We had 1,577 employees as of December 31, 2021. In addition, as of December 31, 2021, there were 1,848 contractors supplementing the permanent workforce, primarily at Curragh.

Coronado Global Resources Inc. Form 10-K December 31, 2021 20

As of December 31, 2021, approximately 12% of our total employees, all at our Australian Operations, were covered by a single, federally-certified collective Enterprise Agreement, or the EA, for specified groups of mining and maintenance employees. The EA links us with; the Automotive, Food, Metals, Engineering, Printing and Kindred Industries Union; the Construction, Forestry, Maritime, Mining and Energy Union; the Communications, Electrical, Electronic, Energy, Information, Postal, Plumbing and Allied Services Union of Australia; and our employees performing mining and operational functions. In May 2019, the Australian Fair Work Commission approved the Curragh Mine Enterprise Agreement 2019. This EA has a nominal expiration date of May 26, 2022 and will remain in place until replaced or terminated by the Fair Work Commission. Our U.S. Operations employ a 100% non-union labor force.

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

We recognize that the mental health and wellbeing of our employees is equally as important as physical health and acknowledge that the pandemic has had a significant impact on the mental health of communities and societies across the world. In 2021, we introduced an Employee Assistance Program, or EAP, in the U.S. and increased the promotion of the EAP service in Australia which has been in operation for a number of years. Both programs offer employees and their families confidential and free counselling services

Safety performance is monitored through physical observations from both internal and external parties and through the reporting of key metrics. Safety performance is assessed monthly against internal goals and on a quarterly basis is benchmarked against our peers within the mining industry.

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

On November 21, 2021, one of our employees at the Curragh mine, was fatally injured while working in the dragline operations. The Resources Safety & Health Queensland Inspectorate subsequently issued directives requiring isolation of the accident site and temporary suspension of dragline operations at Curragh until the Inspectorate and the Company were satisfied that these activities could recommence safely. Work at the mine recommenced gradually from November 24, 2021, following return to work safety sessions involving all workers on site. On December 10, 2021, the Inspectorate allowed dragline operations to recommence. We have complied with all requirements of the Inspectorate in relation to the incident.

The 12-month rolling average Total Reportable Injury Frequency Rate (“TRIFR”) as of December 31, 2021 for our Australian Operations was 3.07 and the Total Reportable Incident Rate (“TRIR”) for 12-month rolling average as of December 31, 2021 for our U.S. Operations was 2.51. As indicated in the graphs below, our Australian Operations outperformed the Queensland industry average in 2020 and 2021 and our U.S. Operations outperformed the U.S. national average in 2020 and 2021. We strive to ensure that we continue to provide a safe operating environment for all employees and contractors.

Coronado Global Resources Inc. Form 10-K December 31, 2021 21

The safety and wellbeing of our workforce remains our highest priority and we continue to manage the potential threat of COVID-19 at our mines and offices. The Company’s COVID-19 Steering Committee, formed in 2020, has successfully monitored the effect of the pandemic across our Australian Operations and U.S. Operations and continues to implement proactive preventative measures to ensure the safety and well-being of employees and contractors. See “—COVID-19” above for more information.

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

We invest in training and development programs for both our new and long-serving employees. Investing in graduate recruitment, traineeships and internship programs through partnerships with leading education institutions has been central to accessing talent and building our brand. Further, our internal leadership development enhances succession planning and the transfer of skills and knowledge across our business.

As at December 31, 2021:

•in the United States, close to 9% of Senior Managers were female.

•in Australia, 28% of employees at a General Manager, Senior Manager and Senior Professional level were female, an increase of approximately 4% from December 31, 2020.

•in Australia, 33% of new employees were female.

•7% of our global workforce were female.

•61% of all employees were between the ages of 30 and 50 year.

We supported 2 of our female employees in Australia to participate in the Women’s Mentoring Program run by Women in Mining and Resources Queensland (WIMARQ). This program was created in response to identified demand for formal mentoring for women working in Queensland’s minerals and energy sectors and to improve retention and progression of women in our sector. It provides a structured, sustainable mentoring process that

Coronado Global Resources Inc. Form 10-K December 31, 2021 22

supports women through career guidance and direction by sharing experiences, developing goals and forging exceptional mentoring relationships beyond the program’s duration.

Attracting and retaining the right people

We continued to focus our efforts on recruiting trainees and other entry level roles. We have also implemented the following initiatives:

•Comprehensive training, performance and leadership development programs.

•Competitive and flexible remuneration structure.

We have continuous improvement and feedback mindset in relation to further promoting employee engagement and motivation. Across our business there is concerted effort to develop leadership skills, foster and inclusive working environment, and assist managers improve engagement and productivity.

In 2021, our total rolling turnover rate was 27.9% and 18.4% and our voluntary departure rolling turnover rate was 17.3% and 15.4%, in Australia and the U.S., respectively. In 2020, our total rolling turnover rate was 14.3% and 36.5% and our voluntary departure rolling turnover rate was 8% and 11%, in Australia and the U.S., respectively.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 23

•if the average price per Mt is A$100 or less: 7%;

•if the average price per Mt is more than A$100 but less than or equal to A$150: 7% on the first A$100 and 12.5% on the balance of the average price per Mt; and

•if the average price per Mt is A$150 or more: 7% on the first A$100, 12.5% on the next A$50 and 15% on the balance of the price per Mt.

The royalty payable for coal sold, disposed of or used in a return period is then calculated by multiplying the royalty rate by the value of the coal. Queensland Revenue Office Royalty Ruling MRA001.1 contains details on the costs that can (and cannot) be deducted when calculating the applicable royalty and the method for determining the value of the coal. Where there is a change in legislation or case law that affects the content of a royalty ruling, the change in the law overrides the royalty ruling—i.e., the Commissioner will determine the royalty liability in accordance with the changed law. See Item 2. “Properties” for a discussion of the royalties currently applicable to Curragh.

Mining Rehabilitation (Reclamation)

Mine closure and rehabilitation risks and costs are regulated by Queensland state legislation.

Amongst other things, an Environmental Authority Holder, or EA Holder, must provide the Queensland State Government with financial assurance for the purpose of drawing upon in the event that an EA Holder defaults on its obligations to rehabilitate the mine site.

The Mineral and Energy Resources (Financial Provisioning) Act 2018 (Qld), or the Financial Provisioning Act establishes a financial provisioning scheme, or the Scheme, from which the Department of Environment and Science, or the DES, sources funds to rehabilitate and remediate land subject to mining.

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

Each year, the Scheme Manager is required to make an Annual Review Allocation to determine whether the mine will provide surety or pay a contribution to the Scheme depending on the value of the ERC relating to applicable environmental authorities, as follows:

1) ERC < A$100,000 - cash surety or bank guarantees

2) ERC = A$100,000 – A$450 million - pay a cash contribution into the Scheme

3) ERC > A$450 million - pay a cash contribution into the Scheme and provide bank guarantees.

Curragh has 2 environmental authorities, or EAs, which are covered by the Scheme, namely EA number EPML00643713 and EA number EPVX00635313. Under the transitional arrangements for the Scheme, Curragh’s existing financial assurance arrangements were deemed to be the ERC for both environmental authority number EPML00643713 and AE number EPVX00635313. In September 2020, Curragh applied for a new ERC in respect of EA number EPML00643713 which applies for the period from 3 November 2020 to 2 November 2022.

In October 2021, the Scheme Manager completed the assessment of the Annual Review Allocation for EA number EPML00643713 and issued an Annual Review Allocation of “Moderate”. The moderate rating resulted in Curragh being obliged to make a financial contribution to the Scheme of 2.75% of the ERC. In January 2022, the Scheme Manager completed an assessment of the Annual Review Allocation for EA number EPVX00635313

Coronado Global Resources Inc. Form 10-K December 31, 2021 24

and issued an Annual Review Allocation of “High” in respect of MDL162 requiring Curragh to maintain its historical financial assurance in respect of 100% of the ERC for Environmental Authority Number EPVX00635313.

The Financial Provisioning Act also requires for a Progressive Rehabilitation and Closure Plan, or a PRCP, with respect to mined land. This requirement will be integrated into the existing EA processes for new mines, minimizing the regulatory burden on government and industry. All mining projects carried out under a ML that make a site-specific EA application will be required to provide a PRCP. If approved by the administering authority, a stand-alone PRCP schedule will be given to the applicant together with the EA. The PRCP schedule will contain milestones with completion dates for achieving progressive rehabilitation of the mine site. The Financial Provisioning Act provides transitional arrangements for three years for the application of the PRCP requirement to existing mines. The requirement for a PRCP commenced on November 1, 2019, or the PRCP start date, however all existing mining operations only transition into the PRCP framework once a transition notice is issued by the relevant government department. Curragh has been issued with a transition notice with respect to its PRCP and is required to submit the proposed PRCP to the administering authority by October 21, 2022.

Environmental Protection Act 1994 (Qld)

The primary legislation regulating environmental management of mining activities in Queensland is the Environmental Protection Act 1994 (Qld), or the EP Act. Its objective is to protect Queensland’s environment while allowing for development that improves the total quality of life, both now and in the future, in a way that maintains ecologically sustainable development. Under the EP Act, it is an offense to carry out a mining activity unless the person holds or is acting under an EA for the activity. The EA imposes conditions on a project. It is an offense to contravene a condition of an EA. In addition to the requirements found in the conditions of an EA, the holder must also meet its general environmental duty and duty to notify of environmental harm and otherwise comply with the provisions of the EP Act and the regulations promulgated thereunder. For example, the following are offenses under the EP Act:

•causing serious or material environmental harm;

•causing environmental nuisance;

•depositing proscribed water contaminants in waters and related matters; and

•placing contaminants where environmental harm or nuisance may be caused.

The EA holder must also be a registered suitable operator under the EP Act. We are a registered suitable operator.

We hold EA EPML00643713, which authorizes the mining of black coal, mineral processing, chemical storage, waste disposal and sewage treatment over the 14 MLs at Curragh on certain conditions. Those conditions include requirements in relation to air and water quality, regulated structures (e.g., dams), noise and vibration, waste, land use, rehabilitation and watercourse diversion.

We also hold a range of subsidiary EAs for our Australian Operations. See “—Mining Rehabilitation (Reclamation)” above for more information regarding the Financial Provisioning Act.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 25

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

Regional Planning Interests

The Regional Planning Interests Act 2014 (Qld), or the RPI Act manages the impact of resource activities and other regulated activities in areas of the state that contribute, or are likely to contribute, to Queensland’s economic, social and environmental prosperity (e.g., competing land use activities on prime farming land). The RPI Act identifies areas of Queensland that are of regional interest, including strategic cropping areas and strategic environmental areas. Under the RPI Act, conducting a resource activity in an area of regional interest requires a regional interest development approval, unless operating under an exemption. Importantly, pre-existing mining activities being undertaken at the date of the introduction of the legislation are exempt.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 26

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

We recognize that health and safety are imperative to the ongoing success of our Australian Operations. As the operator at Curragh, we have in place a comprehensive safety and health management system, which includes an emergency response team, to address these legislative requirements. In accordance with the Coal Mining Safety Legislation we have also established an occupational hygiene baseline for dust exposure at Curragh.

Water Act 2000 (Qld)

In Queensland, all entitlements to the use, control and flow of water are vested in the state and regulated by the Water Act 2000 (Qld). Allocations under the Water Act 2000 (Qld) can be managed by a water supply scheme operator, such as SunWater Ltd, which is a Government-owned corporation regulated by the Queensland Competition Authority. We have purchased the required water allocations for Curragh and entered into a suite of related channel and pipeline infrastructure agreements and river supply agreements with SunWater Ltd to regulate the supply of water pursuant to these allocations. See Item 1A. “Risk Factors—In times of drought and/or shortage of available water, our operations and production, particularly at Curragh, could be negatively impacted if the regulators impose restrictions on our water offtake licenses that are required for water used in the CPPs.”

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

In accordance with the Emissions Reduction Fund Safeguard Mechanism under this legislation, Curragh has been assigned a baseline for its covered emissions and we must take steps to keep our emissions at or below the baseline or face penalties.

Coronado Global Resources Inc. Form 10-K December 31, 2021 27

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

Unfair dismissal, enterprise bargaining, bullying claims, industrial actions and resolution of workplace disputes are also regulated under state and federal legislation. Some of the workers at Curragh are covered by the EA, which was approved by the Fair Work Commission, Australia’s national workplace relations tribunal. See “—Human Capital Disclosures” above.

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

Direct impacts on coal mining and processing operations may occur through the CAA permitting requirements and/or emission control requirements relating to particulate matter, or PM, nitrogen dioxide, ozone and sulfur dioxide, or SO2. For example, the U.S. Environmental Protection Agency, or the EPA, pursuant to the CAA, administers rules that apply PM emissions limits to emissions from coal preparation and processing plants constructed or modified after April 28, 2008. In addition, in recent years, the EPA has adopted more stringent national ambient air quality standards, or NAAQS for PM, nitrogen oxide, ozone and SO2. It is possible that these modifications as well as future modifications to NAAQS could directly or indirectly impact our mining operations in a manner that includes, but is not limited to, the EPA designating new areas of the country as being in nonattainment of applicable NAAQS or expanding existing nonattainment areas, and prompting additional local control measures pursuant to state implementation plans, or SIPs, required to address such revised NAAQS. SIPs may be state-specific or regional in scope. Under the CAA, individual states have up to 12 years from the date of designation of attainment/nonattainment areas to secure reductions from emission sources.

The CAA also indirectly, but significantly, affects the U.S. coal industry by extensively regulating the SO2, nitrogen oxides, mercury, PM, greenhouse gases, and other substances emitted by coal-burning facilities, such as steel manufacturers, coke ovens and coal-fired electric power generating facilities. Over time, the EPA has promulgated or proposed CAA regulations to impose more stringent air emission standards for a number of these coal-burning industries, especially the power generation sector. While the EPA under the Trump Administration moved toward repealing or loosening some of those regulations, it is unclear the extent to which the Trump Administration’s deregulatory changes for coal-burning facilities under the CAA will survive under the Biden Administration. This is particularly the case for greenhouse gas emissions from coal-fired electric generating facilities, as President Biden has called for bringing the U.S. power sector to zero greenhouse gas emissions by 2035. Collectively, CAA regulations and uncertainty around future CAA requirements could reduce the demand

Coronado Global Resources Inc. Form 10-K December 31, 2021 28

for coal and, depending on the extent of such reduction, could have a material adverse effect on our business, financial condition and operations.

NAAQS Revisions. The CAA requires the EPA to periodically review and, if appropriate, revise the NAAQS to ensure protection of public health. In recent years, the EPA has reviewed the NAAQS for PM, ozone and SO2. The PM NAAQS was last revised and made more stringent in 2012. Individual states have developed SIPs, which detail the PM emission reductions their sources must meet in order for the state to maintain or achieve the 2012 PM NAAQS. On April 14, 2020, the EPA announced its intention to retain, without changes, the 2012 PM NAAQS. This action was finalized by EPA on December 18, 2020. On June 10, 2021, EPA announced that it would reconsider this decision in light of scientific evidence pointing to health issues caused by exposure to PM. EPA expects to issue a proposed rule with more stringent standards for PM in Summer 2022 and a final rule in Spring 2023.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 29

feasibility. Pursuant to the D.C. Circuit’s ruling, the CSAPR Update Rule was remanded to the EPA. On October 1, 2019, the D.C. Circuit issued a judgment vacating the CSAPR Close-Out on the same basis.

On October 15, 2020, EPA proposed the Revised CSAPR Update Rule, which fully addressed twenty-one states’ outstanding interstate pollution transport obligations for the 2008 NAAQS for ozone. For nine states, EPA found that their projected 2021 emissions do not significantly contribute to non-attainment and/or maintenance problems in downwind states. The remaining twelve states were found to contribute to the non-attainment and/or maintenance problems in downwind states. EPA proposed to issue new or amended Federal Implementation Plans requiring additional emissions reductions from electricity generating units in those states beginning in the 2021 ozone season. On March 15, 2021, EPA finalized a rule update that requires additional emissions reduction of nitrogen oxides from power plants in twelve states. Additional emission reduction requirements in these states could adversely affect the demand for coal.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 30

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

Upon finalization of the ACE rule, the rule was subject to a challenge in the D.C. Circuit in American Lung Association et al. v. EPA, et al. On January 19, 2021, the D.C. Circuit vacated the ACE rule and remanded the question of the “best system of emission reduction” for carbon dioxide emissions from existing power plants to EPA for further consideration. In reaching its decision, the court found that ACE would not be the most effective means of reducing emissions, and further rejected the idea that EPA is limited under the Clean Air Act to only regulate emissions reductions at the source. On February 22, 2021, the D.C. Circuit Court granted EPA’s motion to stay issuance of the mandate to repeal until EPA could respond to the remand in a new rulemaking action.

In addition to potential CAA regulatory changes, it is possible that other future international, federal and state initiatives to control greenhouse gas emissions could increase costs associated with coal production and consumption, such as costs for additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Future regulation in the United States could occur pursuant to future treaty commitments, new domestic legislation or regulation by the EPA. On February 19, 2021, the United States rejoined the international climate agreement reached at the United Nations Framework Convention on Climate Change in Paris, France during December 2015, also known as the Paris Agreement. President Trump previously withdrew the United States from the Paris Agreement, beginning a four-year exit process. In an executive order, President Biden directed that federal agencies review recent actions that the President believes may interfere with the United States’ participation in the Paris Agreement. While the Paris Agreement sets only voluntary pledges for reducing greenhouse gas emissions, the recent executive actions signal a shift toward consideration of new or more stringent federal regulations to further reduce greenhouse gas emissions in the United States. In addition, many states, regions and governmental bodies have already adopted their own greenhouse gas emission reduction initiatives and have or are considering the imposition of fees or taxes based on the such emission by certain facilities, including coal-fired electric generating facilities. Others have announced their intent to increase the use of renewable energy sources, with the goal of displacing coal and other fossil fuels. Federal legislation along these lines is also a possibility. Depending on

Coronado Global Resources Inc. Form 10-K December 31, 2021 31

the particular regulatory programs or new laws enacted at the federal and state levels, the demand for coal could be negatively impacted, which would have an adverse effect on our operations.

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

Beginning in the late 1990s, the EPA filed lawsuits against owners of many coal-fired power plants in the eastern U.S. alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these NSR standards. Some of these lawsuits have been settled with the owners agreeing to install additional emission control devices in their coal-fired power plants.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 32

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

Water Discharge. The CWA and corresponding state laws affect coal mining operations by imposing restrictions on discharges of wastewater into waters of the United States through the National Pollutant Discharge Elimination System, or NPDES, or an equally stringent program delegated to a state agency. The EPA and states may develop standards and limitations for certain pollutants, including through the technology-based standard program and water quality standard program. These restrictions often require us to pre-treat the wastewater prior to discharging it. NPDES permits require regular monitoring, reporting and compliance with effluent limitations. New requirements under the CWA and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 33

through February 6, 2020 pending the agencies’ review of the CWR. Multiple states and environmental groups have filed challenges to this delay. On August 16, 2018, the federal court in South Carolina enjoined the February 6, 2018 rule, effectively reinstating the CWR in Virginia and Pennsylvania (where we have operations) and in 24 other states. The injunction is being challenged on appeal.

On April 21, 2020, the EPA and the USACE published the Navigable Waters Protection Rules, or the NWPR. The NWPR revises the definition of waters of the United States and replaces the CWR. The NWPR shrinks the agencies’ jurisdiction, particularly as it relates to tributaries and adjacent waters. The NWPR went into effect on June 22, 2020. The NWPR was enjoined in Colorado, but this decision was overturned by the Tenth Circuit Court of Appeals. On December 7, 2021, the EPA and the USACE announced a proposed rule to revise the definition of “waters of the United States.” The new definition would reflect the pre-2015 definition as well as consideration of recent Supreme Court decisions.

On April 22, 2020, in an unrelated case the Supreme Court ruled that provisions of the CWA require an NPDES permit when there is a direct discharge from a point source to navigable waters or the functionally equivalent discharge to groundwater. The NWPR, however, had excluded groundwater from the agencies’ jurisdiction. On January 21, 2021, EPA issued guidance applying the ruling of the Supreme Court to the NPDES permitting program. Under the Biden Administration, the EPA rescinded this guidance memorandum, thus eliminating a new factor that likely would have reduced clean water protections.

The Department of Justice has filed motions in various federal courts asking for remand of the NWPR back to the EPA and the USACE. Litigation of this matter remains ongoing. Uncertainty surrounding the NWPR remains, including what impact it may have on our operations.

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

The SMCRA implements its environmental standards through “cooperative federalism.” Under the SMCRA, a state may submit a qualifying surface mining regulatory scheme to the OSM, and request to exert exclusive jurisdiction over surface mining activities within its territory. If OSM finds that the state’s scheme meets SMCRA’s

Coronado Global Resources Inc. Form 10-K December 31, 2021 34

requirements and gives approval, the state becomes the primary regulatory authority with oversight from OSM. If a state has a surface mining regulatory scheme that is less stringent than the surface mining standards under SMCRA and OSM regulations, or if mining on federal lands is involved, the OSM will impose federal regulations on surface mining in that state. Each of Virginia, West Virginia and Pennsylvania, where our Buchanan, Logan, Greenbrier and Mon Valley operations are based, has adopted qualifying surface mining regulatory schemes and has primary jurisdiction over surface mining activities within their respective territories. However, even if a state gains approval for its surface mining regulatory program, the OSM retains significant federal oversight, including the ability to perform inspections of all surface mining sites to ensure state program and mine operator compliance with federal minimum standards. The OSM and its state counterparts also oversee and evaluate standards of:

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 35

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

SMCRA provides for three categories of bonds: surety bonds, collateral bonds and self-bonds. A surety bond is an indemnity agreement in a sum certain payable to the regulatory authority, executed by the permittee as principal and which is supported by the performance guarantee of a surety corporation. A collateral bond can take several forms, including cash, letters of credit, first lien security interest in property or other qualifying investment securities. A self-bond is an indemnity agreement in a sum certain executed by the permittee or by the permittee and any corporate guarantor made payable to the regulatory authority. For our U.S. Operations, we meet our reclamation bonding requirements by posting surety bonds and participation in the Commonwealth of Virginia bond pool. Our total amount of reclamation surety bonds outstanding was approximately $28.5 million as of December 31, 2021. The surety bond requirements for a mine represent the calculated cost to reclaim the current operations if it ceased to operate in the current period. The cost calculation for each surety bond must be completed according to the regulatory authority of each state.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 36

government. The NEPA process involves public participation and can involve lengthy timeframes. Ultimately, federal agencies may require mitigation measures pursuant to their NEPA review.

On July 16, 2020, the White House Council on Environmental Quality, or the CEQ finalized a proposed rule, which went into effect on September 14, 2020. The new rule made it easier to obtain approval for new projects, including by eliminating the need to evaluate so-called cumulative impacts which could ultimately limit agencies’ consideration of climate change and greenhouse gas emissions. However, pursuant to Executive Order 13990, CEQ began a comprehensive review of the 2020 rule and announced a phased approach to amending NEPA regulations. An Interim Final Rule was issued June 29, 2021 which extended the deadline for Federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations by two years.

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

Subtitle C of the RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. On December 19, 2014, the EPA announced the final rule on disposal of coal combustion residuals, or CCR or coal ash, by electric utilities and independent power producers. As finalized, the rule continues the exemption of CCR from regulation as a hazardous waste, but does impose new requirements at existing CCR surface impoundments and landfills that will need to be implemented over a number of different time-frames in the coming months and years, as well as at new surface impoundments and landfills. On August 24, 2018, the U.S. Court of Appeals for the D.C. Circuit held that certain provisions of the EPA’s CCR rule were not sufficiently protective, and it invalidated those provisions. Since then, the EPA has finalized changes to its CCR regulations in response to some aspects of the court’s ruling, primarily to regulate unlined ponds but extend certain deadlines for initiating their closure, and allowing site-specific alternate liner determinations.

The Biden Administration’s January 20, 2021 executive order for review of environmental regulations indicated that the Biden Administration will review environmental regulations affecting the management and disposal of CCR. On January 11, 2022, the EPA announced that it was taking steps to protect groundwater from coal ash contamination, including plans to finalize a federal permitting program for the disposal of coal ash and establishing regulations for legacy coal ash surface impoundments. We cannot predict at this time if and/or when such rules will go into effect.

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

The Biden Administration’s January 20, 2021 executive order for review of environmental regulations indicated that the Biden Administration will review environmental regulations affecting the management and disposal of CCR. It is unclear what effect this order will have on the demand for coal.

Coronado Global Resources Inc. Form 10-K December 31, 2021 37

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

Federal Mine Safety and Health Act of 1977

The Mine Act, which was amended by the Mine Improvement and New Emergency Response Act of 2006, or the MINER Act, governs federal oversight of mine safety and authorizes the U.S. Department of Labor’s Mine Safety and Health Administration, or MSHA, to regulate safety and health conditions for employees working in mines within the United States, and to enforce various mandatory health and safety requirements. The Mine Act mandates four annual inspections of underground coal mines, two annual inspections of all surface coal mines, and permits inspections in response to employee complaints of unsafe working conditions. The statute and its regulations also mandate miner training, mine rescue teams for all underground mines, and involvement of miners and their representatives in health and safety activities. MSHA has also promulgated regulations governing a wide range of activities, including roof support, ventilation, combustible materials, electrical equipment, fire protection, explosives and blasting, and mine emergencies. MSHA has the statutory authority to issue civil penalties for non-compliance, to set the period for abatement of violations, and to seek injunctive relief requiring a company to cease operations until certain conditions are corrected. The MINER Act requires mine specific emergency response plans in underground coal mines, implemented new regulations regarding mine rescue teams and sealing of abandoned areas, requires prompt notification of mine accidents, and imposes enhanced civil and criminal penalties for violations. Various states also have enacted their own new laws and regulations addressing many of these same subjects. MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. For example, the second phase of MSHA’s respirable coal mine dust rule went into effect in February 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. In the last several years, MSHA has also proposed regulations governing respirable silica, and the exposure of miners to underground diesel exhaust fumes, and testing, evaluation, and approval of electric motor-driven mine equipment and accessories. MSHA has issued guidance for employers and workers regarding how to mitigate the risks of COVID-19 rather than mandatory standards. During a September 29, 2021 stakeholder call, MSHA leadership indicated that it would not issue an Emergency Temporary Standard requiring COVID-19 vaccinations or testing at mine sites.

Black Lung (Coal Worker’s Pneumoconiosis)

The Mine Act amended the Federal Coal Mine Health and Safety Act of 1969, which is the legislation that mandates compensation for miners who were totally and permanently disabled by the progressive respiratory

Coronado Global Resources Inc. Form 10-K December 31, 2021 38

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 39

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

The SDWA requires the EPA to establish National Primary Drinking Water Regulations for contaminants that may cause adverse public health effects. These regulations include mandatory requirements and non-enforceable health goals. The EPA sets regulations for drinking water system concentrations of certain organic contaminants, inorganic contaminants, microbiological contaminants, disinfection byproducts, residual disinfectant levels, and radionuclide levels. The EPA also sets filtration requirements for drinking water systems that vary depending on the size of the population served by the system.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 40

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

The U.S. Department of the Interior issued three proposed rules in July 2018 aiming to streamline and update the ESA, and they became effective on September 26, 2019. The rules weaken the protections afforded species listed as threatened, and make it more difficult to add species to the threatened and endangered species lists and easier to delist species. However, on June 4, 2021, the Fish and Wildlife Service and the National Oceanic and Atmospheric Administration's National Marine Fisheries Service announced a plan to strengthen the ESA and revise or rescind regulations passed under the Trump Administration.

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

Since coal mining is seen as an industry that can threaten bird populations, coal operators are required to ensure that their operations do not negatively impact migratory birds, or to take mitigation measures. Violations of the MBTA are either misdemeanor or felonies punishable by a fine or imprisonment. Efforts in 2020 and 2021 to narrow the applicability of the MBTA were unsuccessful.

Regulation of explosives

Our surface mining operations are subject to numerous regulations relating to blasting activities, including the Federal Safe Explosives Act, or SEA. SEA applies to all users of explosives. Knowing or willful violations of the SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials. Pursuant to federal regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to strict regulatory requirements established by four different federal regulatory agencies. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest, including ammonium nitrate at certain threshold levels, must complete a screening review

Coronado Global Resources Inc. Form 10-K December 31, 2021 41

in order to help determine whether there is a high level of security risk such that a security vulnerability assessment and site security plan will be required. The Bureau of Alcohol, Tobacco and Firearms and Explosives, or ATF, regulates the sale, possession, storage and transportation of explosives in interstate commerce. In addition to ATF regulation, the U.S. Department of Homeland Security is evaluating a proposed ammonium nitrate security program rule. In 2015, the OSM also proposed a rulemaking addressing nitrogen oxide clouds from blasting; on July 30, 2019, however, the OSM withdrew the proposed rulemaking.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 42

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

Some of these risks include:

•Our business, financial condition and results of operations have been, and will continue to be, adversely affected by the ongoing COVID-19 pandemic;

•Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control;

•We face increasing competition, which could adversely affect profitability;

•Demand for our Met coal is significantly dependent on the steel industry;

•We may face restricted access to international markets in the future;

•If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer;

•Take-or-pay arrangements within the coal industry could unfavorably affect our profitability;

•A decrease in the availability or increase in costs of key supplies, capital equipment, commodities and purchased components, such as diesel fuel, steel, explosives and tires could materially and adversely affect our financial condition and results of operations;

•Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs;

•A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity;

•Decreases in demand for coal-fired electricity and changes in thermal coal consumption patterns of the United States and Australian electric power generators could adversely affect our business;

•The existence (or claimed existence) of native title on land within our Australian tenements may impose restrictions on the construction of our expansion activities and our continued operations;

•Risks inherent to mining operations could impact the amount of coal produced, cause delay or suspend coal deliveries, or increase the cost of operating our business;

•Our long-term success depends upon our ability to continue discovering, or acquiring and developing assets containing, coal reserves that are economically recoverable;

•We rely on estimates of our recoverable resources and reserves, which are complex due to geological characteristics of the properties and the number of assumptions made;

•Our profitability could be affected adversely by the failure of suppliers and/or outside contractors to perform;

•Our inability to replace or repair damaged or destroyed equipment or facilities in a timely manner could materially and adversely affect our financial condition and results of operations;

Coronado Global Resources Inc. Form 10-K December 31, 2021 43

•Our ability to operate effectively could be impaired if we lose key personnel or fail to attract qualified personnel;

•We may be unable to obtain, renew or maintain permits necessary for our operations, which would reduce coal production, cash flows and profitability;

•In times of drought and/or shortage of available water, our operations and production, particularly at Curragh, could be negatively impacted if the regulators impose restrictions on our water offtake licenses that are required for water used in the CPPs;

•We may not have adequate insurance coverage for some business risks;

•Cybersecurity attacks, natural disasters, terrorist attacks and other similar crises or disruptions may negatively affect our business, financial condition and results of operations;

•Mining in the CAPP is more complex and involves more regulatory constraints than mining in other areas of the U.S., which could affect our mining operations and cost structures in these areas;

•The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues;

•If a substantial number of our customers fail to perform under our contracts with them, our revenues and operating profits could suffer;

•If our ability to collect payments from customers is impaired, our revenues and operating profits could suffer;

•Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our securities;

•Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our businesses, which could prevent us from fulfilling our obligations under our senior secured notes, senior secured asset-based revolving credit agreement in an initial aggregate principal amount of $100.0 million, or the ABL Facility, and other debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful;

•We adjust our capital structure from time to time and may need to increase our debt leverage, which would make us more sensitive to the effects of economic downturns;

•Our business may require substantial ongoing capital expenditures, and we may not have access to the capital required to reach full productive capacity at our mines;

•We may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;

•Risks related to our investment in WICET may adversely affect our financial condition and results of operations;

•Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations;

•We could be adversely affected if we fail to appropriately provide financial assurances for our obligations;

•Mine closures entail substantial costs. If we prematurely close one or more of our mines, our operations and financial performance would likely be affected adversely;

•If the assumptions underlying our provision for reclamation and mine closure obligations prove to be inaccurate, we could be required to expend greater amounts than anticipated;

Coronado Global Resources Inc. Form 10-K December 31, 2021 44

•We are subject to foreign exchange risks involving certain operations in multiple countries;

•Interest rates could change substantially and have an adverse effect on our profitability;

•We may be unsuccessful in integrating the operations of acquisitions with our existing operations and in realizing all or any part of the anticipated benefits of any such acquisitions;

•Coronado Global Resources Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any;

•We are subject to extensive health and safety laws and regulations that could have a material adverse effect on our reputation and financial condition and results of operations;

•We could be negatively affected if we fail to maintain satisfactory labor relations;

•Our operations may impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us;

•Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are resulting in increased regulation of coal combustion and coal mining in many jurisdictions, which could significantly affect demand for our products or our securities;

•Changes in and compliance with government policy, regulation or legislation may adversely affect our financial condition and results of operations;

•Failure to comply with applicable anti-corruption and trade laws, regulations and policies could result in fines and criminal penalties, causing a material adverse effect on our business, operating and financial prospects or performance;

•We are subject to extensive forms of taxation, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal competitively;

•We may be subject to litigation, the disposition of which could negatively affect our profitability and cash flow in a particular period, or have a material adverse effect on our business, financial condition and results of operations; and

•We have no registered trademarks for our Company name or other marks used by us in the United States or any other countries, and failure to obtain those registrations could adversely affect our business.

Economic, Competitive and Industry Risks

Our business, financial condition and results of operations have been, and will continue to be, adversely affected by the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic has had a significant impact on the global economy and the ability of businesses to operate. Our business has been and may continue to be adversely affected by the global outbreak of COVID-19 and the impact could be material. Despite the availability of vaccines in some geographies, COVID-19 continues to spread in the countries in which we operate and our customers and suppliers are located, and uncertainties exist as to the efficacy of vaccines against new variants or mutations of COVID-19. In the attempt to mitigate or contain the spread of the virus, international, federal, state and local public health and governmental authorities have introduced measures and recommendations such as orders restricting movement and public gatherings and the implementation of social distancing protocols, orders for residents to stay at home with a limited range of exceptions, orders restricting travelling overseas or across borders (including interstate), and orders for all non-essential businesses to close, including certain mine sites unless their work is deemed critical, factories and office shutdowns. These restrictions have caused disruptions to mining operations (including Coronado’s operations), manufacturing operations and supply chains around the world.

Coronado Global Resources Inc. Form 10-K December 31, 2021 45

Although there has been an easing of restriction in certain jurisdictions, some of these restrictions have been reinstated in others, or could be reinstated in the near future, in the attempt to contain a resurgence or new COVID-19 outbreaks due to new variants or mutations of the virus.

The continued global spread of the COVID-19 pandemic and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business and results of operations, including the duration and magnitude of such impacts, will depend on numerous factors that we may not be able to accurately predict. COVID-19, and the volatile global economic conditions resulted from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also heighten other risks described in this “Item 1A. Risk Factors” section, which could have a material adverse impact in our business and results of operations. Additionally, there may be other adverse impacts to our business and results of operations from the spread of COVID-19 that we have not considered at this time. Therefore, we cannot assure that if COVID-19 continues to spread, it would not have a further adverse impact on our business and results of operations.

Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control.

We generate revenue from the sale of coal and our financial results are materially impacted by the prices we receive. Prices and quantities under Met coal sales contracts in North America are generally based on expectations of the next year’s coal prices at the time the contract is entered into, renewed, extended or re-opened. Pricing in the global seaborne market is typically set on a rolling quarterly average benchmark price.

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

Met coal has been a volatile commodity over the past ten years. Recently, in the third quarter of 2021, seaborne prices reached record levels with both the Australian and U.S. Met coal price indices exceeding $400.0 per Mt, largely as result of continued strong global steel demand and tight supply. The demand and supply in the Met coal industry changes from time to time. There are no assurances that oversupply will not occur, that demand will not decrease or that overcapacity will not occur, which could cause declines in the prices of coal, which could have a material adverse effect on our financial condition and results of operations.

Coronado Global Resources Inc. Form 10-K December 31, 2021 46

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

Competition in the coal industry is based on many factors, including, among others, world supply, price, production capacity, coal quality and characteristics, transportation capability and costs, blending capability, brand name and diversified operations. We are subject to competition from Met coal producers from Australia, the United States, Russia, Canada, Mongolia and other Met coal producing countries. Should those competitors obtain a competitive advantage in comparison to us (whether by way of an increase in production capacity, higher realized prices, lower operating costs, export/import tariffs, being comparatively less impacted as a result of COVID-19 or otherwise), such competitive advantage may have an adverse impact on our ability to sell, or the prices at which we are able to sell coal products. In addition, some of our competitors may have more production capacity as well as greater financial, marketing, distribution and other resources than we do and may be subject to less stringent environmental and other regulations than we are.

The consolidation of the global Met coal industry in recent years has contributed to increased competition, and our competitive position may be adversely impacted by further consolidation among market participants or by further competitors entering into and exiting bankruptcy proceedings under a lower cost structure. Similarly, potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States and Australia. Other coal producers may also develop or acquire new projects to increase their coal production, which may adversely impact our competitiveness. Some of our global competitors have significantly greater financial resources, such that increases in their coal production may affect domestic and foreign Met coal supply into the seaborne market and associated prices and impact our ability to retain or attract Met coal customers. In addition, our ability to ship our Met coal to non-U.S. and non-Australian customers depends on port and transportation capacity. Increased competition within the Met coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, as well as transport capacity, and could cause the rates for such services to increase to a point where it is not economically feasible to export our Met coal.

Increased competition, or a failure to compete effectively, in the markets in which we participate may result in a loss of market share and could adversely affect our financial condition and results of operations.

Demand for our Met coal is significantly dependent on the steel industry.

The majority of the coal that we produce is Met coal that is sold, directly or indirectly, to steel producers and is used in blast furnaces for steel production. Met coal, specifically high-quality HCC and low-volatile PCI, which is produced at most of our assets, has specific physical and chemical properties, which are necessary for efficient blast furnace operation. Therefore, demand for our Met coal is correlated to demands of the steel industry. The steel industry’s demand for Met coal is influenced by a number of factors, including: the cyclical nature of that industry’s business; general economic and regulatory conditions and demand for steel; and the availability, cost and preference for substitutes for steel, such as aluminum, composites and plastics, all of which may impact the demand for steel products. Similarly, if new steelmaking technologies or practices are developed that can be substituted for Met coal in the integrated steel mill process, then demand for Met coal would be expected to decrease.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 47

Additionally, tariffs imposed by the United States on the import of certain steel products may impact foreign steel producers to the extent their production is imported into the United States. In March 2018, the United States established a 25% tariff on imports of steel into the United States, which adversely impacted the economic value of coal previously sourced for sale in China. Future tariffs could further reduce imports of steel and increase U.S. Met coal demand. This additional U.S. Met coal demand could be met by reducing exports of Met coal and redirecting that volume to domestic consumption.

In May 2019, the United States agreed to lift the steel and aluminum tariffs on Mexico and Canada. Currently, Argentina, Australia, Brazil, Canada, Mexico and South Korea are exempt from the additional tariffs on derivative steel products, while Argentina, Australia, Canada and Mexico are exempt from the additional duties on derivative aluminum products.

The tariffs established by the United States have prompted retaliatory tariffs from key trading partners, notably Europe and China. Any further retaliatory tariffs by these or other countries to these tariffs may limit international trade and adversely impact global economic conditions. We cannot ascertain the impact, if any, that similar tariffs may have on demand for our Met coal. See “—We may face restricted access to international markets in the future.”

In addition, we cannot anticipate the impact the COVID-19 pandemic will continue to have on steel production in Japan, Korea, Taiwan, India, Europe, Brazil, China and North America. A significant reduction in steel production would reduce the demand for Met coal, which could have a material adverse effect in our financial condition and results of operations.

We may face restricted access to international markets in the future.

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. For example, the current imposition of tariffs and import quota restrictions by China on U.S. and Australian coal imports respectively, including the ongoing suspension of imports of Australian coal into China, may in the future have a negative impact on our profitability. The timing of any change to these measures remains uncertain, and there can be no guarantee that other tariffs, import quota restrictions, bans or other trade barriers will not be imposed (whether as a result of geo-political tensions or for other reasons), either by China or in other markets for our products. We may or may not be able to access alternate markets for our coal should additional interruptions and trade barriers occur in the future. An inability for Met coal suppliers to access international markets, including China, would likely result in an oversupply of Met coal and may result in a decrease in prices or the curtailment of production, which could have a material adverse effect on our financial condition and results of operations.

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

•changes in applicable regulations;

Coronado Global Resources Inc. Form 10-K December 31, 2021 48

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

Typically, we sell coal at the mine gate and/or loaded into vessels at the port. While ordinarily our coal customers arrange and pay for transportation of coal from the mine or port to the point of use, we have entered into arrangements with third parties to gain access to transportation infrastructure and services where required, including road transport organizations, rail carriers and port owners. Where coal is exported or sold other than at the mine gate, the costs associated with these arrangements represent a significant portion of both the total cost of supplying coal to customers and of our production costs. As a result, the cost of transportation is not only a key factor in our cost base, but also in the purchasing decision of customers. Transportation costs may increase and we may not be able to pass on the full extent of cost increases to our customers. For example, where transportation costs are connected to market demand, costs may increase if usage by us and other market participants increases. Significant increases in transport costs due to factors such as fluctuations in the price of diesel fuel, electricity and demurrage or environmental requirements could make our coal less competitive when compared to coal produced from other regions and countries. As the transportation capacity secured by our port and rail agreements is based on assumed production volumes, we may also have excess transportation capacity (which, in the case of take-or-pay agreements, we may have to pay for even if unused) if our actual production volumes are lower than our estimated production volumes. Conversely, we may not have sufficient transportation capacity if our actual production volumes exceed our estimated production volumes, if we are unable to transport the full capacity due to contractual limitations or if any deterioration in our relationship with brokers and intermediaries results in a reduction in the proportion of coal purchased FOR from our U.S. Operations (and a corresponding increase in the proportion of coal purchased FOB).

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

Where we have entered into take-or-pay contracts, we will generally be required to pay for our contracted port or rail capacity, even if it is not utilized by us or other shippers. Although the majority of our take-or-pay arrangements provide security over minimum port and rail infrastructure availability, unused port or rail capacity can arise as a result of varying unforeseen circumstances, including insufficient production from a given mine, a mismatch between the timing of required port and rail capacity for a mine, or an inability to transfer the used capacity due to contractual limitations, such as required consent of the provider of the port or rail services, or because the coal must emanate from specified source mines or be loaded onto trains at specified load points. Paying for unused transport capacity could materially and adversely affect our cost structures and financial performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of our expected future obligations under take-or-pay arrangements as of December 31, 2021.

A decrease in the availability or increase in costs of key supplies, capital equipment, commodities and purchased components, such as diesel fuel, steel, explosives and tires could materially and adversely affect our financial condition and results of operations.

Our mining operations require a reliable supply of large quantities of fuel, explosives, tires, steel-related products (including roof control materials), lubricants and electricity. The prices we pay for commodities are strongly impacted by the global market. In situations where we have chosen to concentrate a large portion of purchases with one supplier, it has been to take advantage of cost savings from larger volumes of purchases and to ensure security of supply. If the cost of any of these key supplies or commodities increased significantly, or if a source for these supplies or mining equipment was unavailable to meet our replacement demands, including as a result of the COVID-19 pandemic or otherwise, our profitability could be reduced or we could experience a delay or halt in our production.

Coronado Global Resources Inc. Form 10-K December 31, 2021 49

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

In Queensland, where all of our Australian Operations are carried out, exploring or mining for coal is unlawful without a tenement granted by the Queensland government. The grant and renewal of tenements are subject to a regulatory regime and each tenement is subject to certain conditions. There is no certainty that an application for the grant of a new tenement or renewal of one of the existing Tenements at Curragh will be granted at all or on satisfactory terms or within expected timeframes. Further, the conditions attached to the Tenements may change at the time they are renewed. There is a risk that we may lose title to any of our granted Tenements if we fail to comply with the Tenement conditions and other applicable legislative requirements (including payment of State royalties) or if the land that is subject to the title is required for public purposes. The Tenements have expiration dates ranging from May 31, 2023 to July 31, 2044 and, where renewal is required, there is a risk that the Queensland government may change the terms and conditions of such Tenement upon renewal.

In the United States, title to a leased property and mineral rights is generally secured prior to permitting and developing a property. In some cases, we rely on title information or representations and warranties provided by our lessors, grantors or other third parties. Our right to mine some of our reserves may be adversely affected if defects in title or boundaries exist or if a lease expires. Any challenge to our title or leasehold interests could delay the exploration and development of the property and could ultimately result in the loss of some or all of our interest in the property and, accordingly, require us to reduce our estimated coal reserves. In addition, if we mine on property that we do not own or lease, we could incur civil damages or liability for such mining and be subject to conversion, negligence, trespass, regulatory sanction and penalties. Some leases have minimum production requirements or require us to commence mining operations in a specified term to retain the lease. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 50

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

In particular, certain of our activities require a dredge and fill permit from the USACE under Section 404 of the CWA. In recent years, the Section 404 permitting process has been subject to increasingly stringent regulatory and administrative requirements and a series of court challenges, which have resulted in increased costs and delays in the permitting process. In addition, in 2015, the EPA and the USACE issued the CWR, under the CWA that would further expand the circumstances when a Section 404 permit is needed. The CWR is the subject of extensive ongoing litigation and administrative proceedings, as a result of which the CWR has been enjoined in certain states (including West Virginia) and reinstated in others (including Virginia and Pennsylvania), and its current and future impact on our operations are the subject of significant uncertainty. On April 21, 2020, the EPA and the USACE published the NWPR, replacing the CWR. The NWPR revises the definition of waters of the United States and replaces the CWR. The NWPR shrinks the agencies’ jurisdiction, particularly as it relates to tributaries and adjacent waters, such as wetlands, that were previously covered by the definition under the CWR. The NWPR went into effect on June 22, 2020. States and environmental groups have filed challenges to the NWPR in various federal district courts. We cannot at this time predict how this rule will be enforced in the future.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 51

A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. Any reduced availability or future shortage of skilled labor in the Australian and U.S. mining industries (including, but not limited to, ongoing labor shortage at the Logan operations which has impacted production at our U.S. Operations and as a result of the impact of COVID-19 pandemic) could result in our having insufficient personnel to operate our business, or expand production, particularly in the event there is an increase in the demand for our coal, which could adversely affect our financial condition and results of operations.

Decreases in demand for coal-fired electricity and changes in thermal coal consumption patterns of the United States and Australian electric power generators could adversely affect our business.

In addition to Met coal, our Australian Operations and U.S. Operations produce some thermal coal. Sales of thermal coal represented 27.7% of tons sold by our Australian Operations and 8.4% of our total revenues for the year ended December 31, 2021. The majority of the thermal coal produced by our Australian Operations is sold on a long-term supply arrangement to Stanwell. Sales of thermal coal by our Australian Operations to domestic and export buyers are exposed to fluctuations in the global demand for thermal coal or electricity. However, coal sold to Stanwell is not directly exposed to fluctuations in the global demand for electricity or thermal coal. Under the Stanwell supply contract, Stanwell can set volumes, and pricing is set at significantly below-market rates. Our cost of supplying coal to Stanwell has been and may continue to be greater than the price paid by Stanwell. See “—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations.”

For the year ended December 31, 2021, sales of thermal coal represented 2.8% of tons sold by our U.S. Operations and 0.8% of our total revenues for the year ended December 31, 2021. As such, any changes in coal consumption by electric power generators in the United States could impact our business over the long term.

While power generation from thermal coal remains a cost-effective form of energy, the increasing focus on renewable energy generation, competition from alternative fuel sources, such as natural gas, environmental regulations and the consequential decline in electricity generation from fossil fuels, is expected to result in the further decline of coal-fired electricity generation due to retirement of coal-fired capacity in favor of alternative energy. The low price of natural gas in years preceding the COVID-19 pandemic has resulted in some U.S. electric power generators increasing natural gas consumption while decreasing coal consumption.

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

The existence (or claimed existence) of native title on land within our Australian tenements may impose restrictions on the construction of our expansion activities and our continued operations.

In Australia, mineral exploration and mining tenure (and many other forms of tenure or interests in land) may cover land that is subject to a claim for native title or land where native title has already been determined to exist. Native title is the communal, group or individual rights and interests of Aboriginal or Torres Strait Islander people in relation to their traditional land or waters. The existence of native title in Australia is recognized and protected in accordance with the Native Title Act 1993 (Cth), or the Native Title Act, and legislation in each State and Territory. The common law of Australia recognizes a form of native title that, in circumstances where it has not been extinguished, reflects the entitlement of the appropriate traditional owners to their lands, in accordance with their traditional law and custom.

Coronado Global Resources Inc. Form 10-K December 31, 2021 52

If native title is either determined to exist or there are registered, but undetermined, native title claims over any part of the tenements and native title has not otherwise been extinguished with respect to that part, we may be required to negotiate with, and pay compensation to, the native title holders for impairment, loss or diminution or other effect of the proposed activities on their native title rights and interests. Compensation obligations may also arise pursuant to agreements with native title claimants or native title holders in relation to any tenements we acquire. The existence of native title or a registered native title claim may preclude or delay the granting of exploration and mining tenements pending resolution of the statutory procedures imposed by the Native Title Act and considerable expenses may be incurred in negotiating and resolving native title issues.

The risk of unforeseen native title claims also could affect existing operations as well as development projects. Although native title will not prevent the exercise of any validly granted rights and interests under our tenements, the Native Title Act and applicable State and Commonwealth legislation, together with the recognition of native title at common law, may impact the continued operations under our tenements, development projects and the construction of our expansion activities and/or give rise to liability for compensation.

The Aboriginal Cultural Heritage Act 2003 (Qld) and the Torres Strait Islander Cultural Heritage Act 2003 (Qld) provide a framework for the protection of Aboriginal and Torres Strait Islander cultural heritage. The main mechanism through which each act operates is a list of places and artifacts of heritage significance. The acts also create offenses such as breach of the cultural heritage duty of care. This duty of care requires a person carrying out an activity to take all reasonable and practicable measures to ensure the activity does not harm Aboriginal cultural heritage.

In addition, it may also be necessary for us to enter into separate arrangements with the traditional owners of the sites. This could be costly for us and potentially cause delays in our continued operational and expansion activities.

Although the failure to resolve any issues associated with sites of indigenous heritage significance could adversely impact our expansion activities and our continuing operations, there are no such current or anticipated issues.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 53

•industrial and environmental accidents, such as releases of mine-affected water and diesel spills (both of which have affected our Australian Operations in the past);

•industrial disputes and labor shortages;

•mine safety accidents, including fatalities, fires and explosions from methane and other sources;

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 54

•sales revenues and operational performance not meeting expectations;

•anticipated synergies or cost savings being delayed or not being achieved; and

•inability to retain key staff and transaction-related costs being more than anticipated.

These factors could materially and adversely affect our financial condition and results of operations.

We rely on estimates of our recoverable resources and reserves, which are complex due to geological characteristics of the properties and the number of assumptions made.

We rely on estimates of our recoverable resources and reserves. In this Annual Report on Form 10-K, we report our estimated resources and reserves in accordance with subpart 1300 of Regulation S-K under the Exchange Act. See Item 2. “Properties.” These requirements differ significantly from the previously applicable disclosure requirements of SEC industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves. In addition, as an ASX-listed company, our ASX disclosures follow the Australian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves 2012, or the JORC Code. Accordingly, our estimates of resources and reserves in this Annual Report on Form 10-K and in other reports that we are required to file with the SEC may be different than our estimates of resources and reserves as reported in our ASX disclosures.

Coal is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining and selling the coal. The costs and expenses of mining and selling the coal are determined on a mine-by-mine basis, and as a result, the price at which our coal is economically recoverable varies based on the mine. We base our resource and reserve information on geologic data, coal ownership information and current and proposed mine plans, and mining cost assumptions may be affected by changes in mine planning or scheduling over time. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. There are inherent uncertainties and risks associated with such estimates, including:

•geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience and assumptions in areas we currently mine;

•current and future market prices for coal, contractual arrangements, operating costs and capital expenditures;

•severance and excise taxes, unexpected governmental taxes, royalties, stamp duty and development and reclamation costs;

•future mining technology improvements;

•the effects of regulation by governmental agencies;

•the ability to obtain, maintain and renew all required permits;

•employee health and safety; and

•historical production from the area compared with production from other producing areas.

Except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Even if a mineral resource exists, there can be no assurance that any part of such mineral resource will ever be converted to mineral reserves.

In addition, estimates of coal resources and reserves are revised based on actual production experience, and/or new exploration information and therefore the estimates of coal resources and reserves are subject to change. Should we encounter geological conditions or qualities different from those predicted by past drilling, sampling and similar examinations, estimates of coal resources and reserves may have to be adjusted and mining plans, coal processing and infrastructure may have to be altered in a way that might adversely affect our operations. As a result, our estimates may not accurately reflect our actual future coal resources and reserves.

Coronado Global Resources Inc. Form 10-K December 31, 2021 55

As a result, the quantity and quality of the coal that we recover may be less than the resource and reserve estimates included in this Annual Report on Form 10-K. If our actual coal resources and reserves are less than current estimates, or the rate at which they are recovered is less than estimated or results in higher than estimated cost, our financial condition and results of operations may be materially adversely affected.

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

We depend on several major pieces of mining equipment and facilities to produce and transport coal, including, but not limited to, longwall mining systems, continuous miners, draglines, dozers, excavators, shovels, haul trucks, conveyors, CPPs and rail loading and blending facilities. Obtaining and repairing these major pieces of equipment often involves long lead times. If any of these pieces of equipment and facilities suffers major damage or is destroyed by fire, abnormal wear and tear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and could materially and adversely affect our financial condition and results of operations. Our ability to replace or repair damaged or destroyed equipment or facilities may also be dependent on suppliers or manufactures remaining operational and having the relevant equipment, work force or services available for us. Suppliers and manufactures may be unable to provide such equipment, work force or service for a range of reasons, including but not limited to their business suffering adverse effects as a result of the ongoing COVID-19 pandemic.

Additionally, regulatory agencies sometimes make changes with regard to requirements for pieces of equipment. Such changes can impose costs on us and can cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.

Our ability to operate effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

The loss of key personnel and the failure to recruit sufficiently qualified staff could affect our future performance. We have entered into employment contracts with a number of key personnel in Australia and the United States, including our Managing Director and Chief Executive Officer, Garold Spindler, our Chief Operating Officer U.S., Jeffrey Bitzer, and our Chief Operating Officer, Australia, Douglas Thompson.

Coronado Global Resources Inc. Form 10-K December 31, 2021 56

Mr. Spindler’s, Mr. Bitzer’s and Mr. Thompson’s expertise and experience in the mining industry are important to the continued development and operation of our mining interests. However, there is no assurance that such personnel will remain with us for the term of their employment contracts or beyond. In the United States, we have not entered into employment contracts with any of our key personnel (other than Mr. Spindler, Mr. Bitzer and their direct reports), meaning that we do not have the benefit of notice provisions or non-compete restraints with these employees. There may be a limited number of persons with the requisite experience and skills to serve in our senior management positions. We may not be able to locate or employ qualified executives on acceptable terms. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled personnel with coal industry experience in Australia and the United States. We may not be able to continue to employ key personnel or attract and retain qualified personnel in the future. The loss of such key personnel or the failure to recruit sufficiently qualified employees may affect our business and future performance.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 57

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

For the year ended December 31, 2021, our top ten customers comprised 68.7% of our total revenue and our top five customers comprised 46.3% of our total revenue. For the year ended December 31, 2021, sales to Xcoal and Tata Steel represented approximately 11.2% and 16.7%, respectively, of our total revenue. The majority of our sales are made on a spot basis or under contracts with terms of typically one year. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any customer as a result of competition, creditworthiness, inability to negotiate extensions, replacement of contracts or the impact of the ongoing COVID-19 pandemic or otherwise, may adversely affect our business, financial condition and results of operations.

Coronado Global Resources Inc. Form 10-K December 31, 2021 58

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

If non-payment occurs, we may decide to sell the customer’s Met coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. If our customers’ or counterparties’ creditworthiness deteriorates, our business could be adversely affected.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our securities.

Credit rating agencies could downgrade our ratings due to factors specific to our business, a prolonged cyclical downturn in the mining industry or macroeconomic trends (such as global or regional recessions) and trends in credit and capital markets more generally. Any decline in our credit ratings would likely result in an increase to our cost of financing, limit our access to the capital markets, significantly harm our financial condition and results of operations, hinder our ability to refinance existing indebtedness on acceptable terms and have an adverse effect on the market price of our securities.

Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our businesses, which could prevent us from fulfilling our obligations under our senior secured notes, senior secured asset-based revolving credit agreement in an initial aggregate principal amount of $100.0 million, or the ABL Facility, and other debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

As of December 31, 2021, we had $315.0 million aggregate principal amount of secured long-term debt outstanding. As of December 31, 2021, no amounts were outstanding, and no outstanding letters of credit issued under the ABL Facility. As of December 31, 2021, the available borrowing capacity under our ABL Facility was $100.0 million.

Coronado Global Resources Inc. Form 10-K December 31, 2021 59

We dedicate a portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund capital expenditures, acquisitions or strategic development initiatives and other general corporate purposes. Our ability to make scheduled payments on or to refinance our debt obligations depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the impact of the COVID-19 pandemic. There can be no assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt. In addition, any failure to comply with covenants in the instruments governing our debt could result in an event of default that, if not cured or waived, would have a material adverse effect on us.

Our level of indebtedness could have further consequences, including, but not limited to, increasing our vulnerability to adverse economic or industry conditions, placing us at a competitive disadvantage compared to other businesses in the industries in which we operate that are not as leveraged and that may be better positioned to withstand economic downturns, limiting our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate, and requiring us to refinance all or a portion of our existing debt. We may not be able to refinance on commercially reasonable terms or at all, and any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, making it more difficult to obtain surety bonds, letters of credit or other financial assurances that may be demanded by our vendors or regulatory agencies, particularly during periods in which credit markets are weak.

A portion of our borrowing capacity and outstanding indebtedness bears interest at a variable rate based on the London Interbank Offered Rate, or LIBOR. U.S-dollar LIBOR must be replaced before June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate, or SOFR, as its recommended alternative to LIBOR. It is uncertain at this time, however, what the potential impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR, may be on our financial condition and results of operations. See “—Interest rates could change substantially and have an adverse effect on our profitability.”

If we are unable to service our debt obligations, we could face substantial liquidity problems and we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, including additional secured or unsecured debt, or restructure or refinance our debt, and we may be unable to continue as a going concern. We may be unable to consummate any proposed asset sales or recover the carrying value of these assets, and any proceeds may not be adequate to meet any debt service obligations then due. Any of these examples potentially could have a material adverse impact on our results of operations, profitability, stockholders’ equity and capital structure.

We adjust our capital structure from time to time and may need to increase our debt leverage, which would make us more sensitive to the effects of economic downturns.

It is possible that we may need to raise additional debt or equity funds in the future. Our ABL Facility and operating cash flows may not be adequate to fund our ongoing capital requirements, for any future acquisitions or projects or to refinance our debt. There is no guarantee that we will be able to refinance our existing debt, or if we do, there is no guarantee that such new funding will be on terms acceptable to us.

Global credit markets have been severely constrained in the past, such as during a global financial crisis and the European sovereign debt crisis, and during the ongoing COVID-19 pandemic, and the ability to obtain new funding or refinance in the future may be significantly reduced. If we are unable to obtain sufficient funding, either due to banking and capital market conditions, generally, or due to factors specific to our business, we may not have sufficient cash to meet our ongoing capital requirements, which in turn could materially and adversely affect our financial condition. Failure to obtain sufficient financing could cause delays or abandonment of business development plans and have a material adverse effect on our business, operations and financial condition.

Recently, certain financial institutions, investment managers and insurance companies globally have responded to pressure to take actions to limit or divest investments in, financing made available to, and insurance coverage provided for, the development of new coal-fired power plants and coal miners that derive revenues from thermal coal sales. For example, in 2017, some financial institutions publicly announced that they would stop funding new thermal coal projects or would otherwise reduce their overall lending to coal producers. These or similar policies may adversely impact the coal industry generally, our ability to access capital and financial markets in the future, our costs of capital and the future global demand for coal.

Coronado Global Resources Inc. Form 10-K December 31, 2021 60

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

In 2020, as a result of the ongoing COVID-19 pandemic and resulting market conditions, we recognized a non-cash impairment charge of $78.1 million in relation the Greenbrier mining asset in our financial results.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 61

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 62

On August 14, 2018, Curragh entered into the Supply Deed with Stanwell. The Supply Deed grants Curragh the right to mine the coal reserves in the SRA. In exchange for these rights, Curragh has agreed to certain amendments to the CSA and to enter into the NCSA, which will commence on or around the expiration of the CSA (currently expected to expire in 2027). On July 12, 2019, Curragh entered into the NCSA with Stanwell. Curragh agreed that the total value of the discount received by Stanwell on coal supplied to it under the NCSA should (by the expiry date of the NCSA) be equal to the net present value of A$210 million as at the date of the Supply Deed. No export rebates are payable during the term of the NCSA. The amortized cost of the deferred consideration was $230.5 million (A$317.7 million) as of December 31, 2021.

We could be adversely affected if we fail to appropriately provide financial assurances for our obligations.

Australian laws and U.S. federal and state laws require us to provide financial assurances related to requirements to reclaim lands used for mining, to pay federal and state workers’ compensation, to provide financial assurances for coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations in the United States are to provide a third-party surety bond or provide a letter of credit. As of December 31, 2021, we provided $29.6 million of third-party surety bonds in connection with our U.S. Operations. There are no cash collateral requirements to support any of the outstanding bonds.

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

In Australia, the Financial Provisioning Act amends the financial assurance provisions of the Environmental Protection Act 1994 (Qld), and impacts the way that our Australian Operations must provision for and manage associated costs of providing financial assurances related to mine rehabilitation obligations.

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

Since April 1, 2019, any financial assurance currently held for environmental approvals already held in Australia are treated as surety under the Financial Provisioning Act. There will be a transition period of three years that commenced in early 2019 during which all miners in Queensland were assessed and received an initial risk allocation decision based on a formulaic calculation of their ERC. Our ERC is the cost estimated by the government department of rehabilitating the land on which our operation is carried out. This allocation will put our resource activity at Curragh into a risk category under the Financial Provisioning Act based on the regulator’s assessment of both the amount of our ERC and our financial capacity to carry out and discharge the rehabilitation liability and obligation at the time our mining operations cease. This risk assessment is reviewed annually, and assessment fees are payable each time there is an allocation decision for our operations in Queensland.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 63

In October 2021, the Scheme Manager completed the assessment of the Annual Review Allocation for environmental authority number EPML00643713 and issued an Annual Review Allocation of “Moderate”. The moderate rating results in Curragh being obliged to make a financial contribution to the Scheme of 2.75% of the ERC. In January 2022, the Scheme Manager completed an assessment of the Annual Review Allocation for Environmental Authority Number EPVX00635313 and issued an Annual Review Allocation of “High” in respect of MDL162 requiring Curragh to maintain its historical financial assurance in respect of 100% of the ERC for Environmental Authority Number EPVX00635313.

There can be no assurance that our risk category allocation will not change in future years.

Our financial assurance obligations may increase due to a number of factors, including but not limited to:

•any change that increases ERC or area of disturbance;

•any major Environmental Authority amendment;

•compliance with existing Environmental Authority obligations; and

•major changes to financial soundness of the EA Holder.

For more information on the Financial Provisioning Act, see Item 1. “Business—Regulatory Matters—Australia—Environmental Protection Act 1994 (Qld).”

Mine closures entail substantial costs. If we prematurely close one or more of our mines, our operations and financial performance would likely be affected adversely.

Federal and state regulatory agencies have the authority following significant health and safety incidents, such as fatalities, to order mining operations to be temporarily suspended or a facility be permanently closed. For example, on January 12, 2020, operations at our Curragh mine were temporarily suspended after a contractor was fatally injured during a tire change activity in the main workshop on site and on November 21, 2021, operations at our Curragh mine were temporarily suspended after an employee was fatally injured while working in the dragline operations. We could also be required to close or discontinue operations at particular mines before the end of their mine life due to environmental, geological, geotechnical, commercial, leasing or other issues. Such closure or discontinuance of operations could result in significant closure and rehabilitation expenses, employee redundancy costs, contractor demobilization costs and other costs or loss of revenues. If and when incurred, these closure and rehabilitation costs could exceed our current estimates. If one or more of our mines is closed earlier than anticipated, we would be required to fund the reclamation and closure costs on an expedited basis and potentially lose revenues and, for some of our operations, pay for take-or-pay arrangements that we no longer use, which would have an adverse impact on our operating and financial performance. Many of these costs could also be incurred if a mine was unexpectedly placed on care and maintenance before the end of its planned mine life such as our mines in the U.S. Operations, which were temporarily idled in 2020 as a result of the ongoing COVID-19 pandemic.

If the assumptions underlying our provision for reclamation and mine closure obligations prove to be inaccurate, we could be required to expend greater amounts than anticipated.

The Environmental Protection Act 1994 (Qld) and the SMCRA establish operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities totaled $120.3 million as of December 31, 2021, based upon permit requirements and the historical experience at our operations, and depend on a number of variables involving assumptions and estimation and therefore may be subject to change, including the estimated future asset retirement costs and the timing of such costs, estimated proven reserves, assumptions involving third-party contractors, inflation rates and discount rates. If these accruals are insufficient or our liability in a future year is greater than currently anticipated, our future operating results and financial position could be adversely affected. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Coronado Global Resources Inc. Form 10-K December 31, 2021 64

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

We are exposed to interest rate risk in relation to variable-rate bank balances and variable-rate borrowings. Our interest rate risk primarily arises from fluctuations in LIBOR and the Australian Bank Bill Swap Yield, or BBSY, in relation to US$- and A$-denominated borrowings, respectively. Our lending rates may increase in the future as a result of factors beyond our control and may result in an adverse effect on our financial condition and results of operations.

In addition, national and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices, which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. For example, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer compel banks to submit rates for the calculation of non-U.S.-dollar LIBOR after 2021. U.S-dollar LIBOR must be replaced before June 30, 2023. The Alternative Reference Rates Committee has proposed SOFR as its recommended alternative to LIBOR. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates, including SOFR, may have on LIBOR or other benchmarks, including LIBOR-based borrowings under our variable-rate bank balances and variable-rate borrowings. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our benchmark-based borrowings to be materially different than expected and could materially adversely impact our ability to refinance such borrowings or raise future indebtedness on a cost effective basis.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 65

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

We are subject to extensive laws and regulations governing health and safety at coal mines in the United States and Australia. As a result of increased stakeholder focus on health and safety issues (such as black lung disease or coal workers’ pneumoconiosis), there is a risk of legislation and regulatory change that may increase our exposure to claims arising out of current or former activities or result in increased compliance costs (e.g., through requiring improved monitoring standards or contribution to an industry-pooled fund). Regulatory agencies also have the authority, following significant health and safety incidents, such as fatalities, to order mining operations to be temporarily suspended or the facility be permanently closed. For example, For example, on January 12, 2020, operations at our Curragh mine were temporarily suspended after a contractor was fatally injured during a tire change activity in the main workshop on site and on November 21, 2021, operations at our Curragh mine were temporarily suspended after an employee was fatally injured while working in the dragline operations.. If further serious safety incidents were to occur at any of our mining facilities in the future, it is possible that a regulator might impose a range of conditions on re-opening of a facility, including requiring capital expenditures, which could have an adverse effect on our reputation, financial condition and results of operations.

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

As of December 31, 2021, we had 1,577 employees. In addition, as of December 31, 2021, there were 1,848 contractors supplementing the permanent workforce, primarily at Curragh. As of December 31, 2021, approximately 12% of our total employees, all at our Australian Operations, were represented by organized labor unions and covered by the EA. In May 2019, the Australian Fair Work Commission approved the Curragh Mine Enterprise Agreement 2019. This EA has a nominal expiration date of May 26, 2022 and will remain in place until replaced or terminated by the Fair Work Commission. Our U.S. Operations employ a 100% non-union labor force.

Future industrial action by our employees or mining contractors’ employees or involving trade unions could disrupt operations and negatively impact mine productivity, production and profitability.

Coronado Global Resources Inc. Form 10-K December 31, 2021 66

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

Mining operation process, including blasting and processing ore bodies, can also generate environmental impacts. These impacts include, but are not limited to, leakages of polluting substances, explosions, flooding, fires, accidental mine water discharges, and excessive dust and noise. Such risks could result in damage to the applicable mine site, personal injury to our employees and contractors, environmental damage, decreased coal production and possible legal liability under environmental regulations. Employee or strict liability claims under common law or environmental regulations in relation to these matters may arise, for example, out of current or former activities at sites that we own, lease or operate and at properties to which hazardous substances have been sent for treatment, storage, disposal or other handling. Our liability for such claims may be strict, joint and several with other miners or parties or with our contractors, such that we may be held responsible for more than our share of the contamination or other damages, or even for the entire amount of damages assessed. Additionally, any violations of environmental laws by us could lead to, among other things, the imposition on us of substantial fines, penalties, other civil and criminal sanctions, the curtailment or cessation of operations, orders to pay compensation, orders to remedy the effects of violations and take preventative steps against possible future violations, increased compliance costs, or costs for environmental remediation, rehabilitation or rectification works.

We maintain extensive Met coal refuse areas and slurry impoundments at our mining properties. At Curragh, coal slurry is disposed of by pumping into an impoundment area where particles are allowed to settle. We have procedures in place that the Curragh slurry impoundments remain below the surrounding topography so that there is minimal likelihood of failure and/or spills. At our U.S. Operations, refuse areas and impoundments are frequently inspected and subject to extensive governmental regulation. Slurry impoundments have been known to fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as create liability for related personal injuries, property damages and injuries to natural resources and plant and wildlife. Of the six refuse areas among our U.S. mining properties, only three impound slurry; the other facilities are combined refuse and do not impound slurry. Four of our impoundments in the U.S. overlie mined out areas, which can pose a heightened risk of failure and the assessment of damages arising out of such failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for related fines and penalties.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 67

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

As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. In November 2014, an agreement was announced between the United States and China to cut GHGs by more than 25% below 2005 levels by 2025. This agreement was followed by the UNFCCC, conference in Paris, France, in which an agreement was adopted calling for voluntary emissions reductions contributions, or the Paris Agreement. The Paris Agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries, which account for at least 55% of global GHG emissions. The Paris Agreement was signed by representatives from 195 countries and aims to hold back the increase in global temperatures, increase the ability of countries to adapt to the adverse impacts of climate change and provide channels to finance projects that lead to GHG reductions.

On November 13, 2021, the Glasgow Conference of Parties 26, or COP26, agreed on the language around fossil fuels in the final Glasgow Climate Pact. A call on countries to “phase out” coal power was changed to “phase down of unabated coal power”, that is coal power that does not include the capture and storage of carbon dioxide emission. 190 countries have now agreed to phase down coal power. 65 countries have now committed to coal phase out, including more than 20 new commitments at COP26. 48 countries are members of the PPCA. All major coal financing countries have committed to end international coal finance by the end of 2021. As a result, Glasgow COP26 is expected to accelerate the trend of higher finance and insurance costs for coal miners and coal-fired power generators. The agreement on carbon accounting has also made global trade in carbon more likely, eventually accelerating the competitiveness of low-carbon solutions in the power and steel sectors.

In addition, the growth of alternative energy options, such as renewables and disruptive power generation technologies, changes in community or government attitudes to climate change, government measures to subsidize renewable energy production while reducing subsidies for the fossil fuel industry, efforts to promote divestment of fossil fuel equities and pressure from lenders to limit funding to fossil fuel companies could result in further development of alternative energy industries and broader mainstream acceptance of alternative energy options which could result in a material reduction in the demand for coal. It could also result in reduced access to capital to fund our activities as lenders and investors divert capital to low emission sectors of the economy.

The absence of regulatory certainty, global policy inconsistencies and direct regulatory impacts (such as carbon taxes or other charges) each have the potential to adversely affect our operations—either directly or indirectly, through suppliers and customers. Collectively, these initiatives and developments could result in higher electricity costs to us or our customers or lower the demand for coal used in electricity generation, which could in turn adversely impact our business.

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

We and our customers may also have to invest in carbon, capture, usage and storage technologies in order to burn thermal coal and comply with future GHG emission standards. The potential direct and indirect financial impact on us of future laws, regulations, policies and technology developments may depend upon the degree to which any such laws, regulations and developments force reduced reliance on coal as a fuel source. Such developments could result in adverse impacts on our financial condition or results of operations. See Item 1. “Business—Regulatory Matters—Australia” and “Business—Regulatory Matters—United States.”

Coronado Global Resources Inc. Form 10-K December 31, 2021 68

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 69

Failure to comply with applicable anti-corruption and trade laws, regulations and policies could result in fines and criminal penalties, causing a material adverse effect on our business, operating and financial prospects or performance.

Any fraud, bribery, misrepresentation, money laundering, violations of applicable trade sanctions, anti-competitive behavior or other misconduct by our employees, contractors, customers, service providers, business partners and other third parties could result in violations of relevant laws and regulations by us and subject us or relevant individuals to corresponding regulatory sanctions or other claims, and could also result in an event of default under our financing arrangements. These unlawful activities and other misconduct may have occurred in the past and may occur in the future and may result in civil and criminal liability under increasingly stringent laws relating to fraud, bribery, sanctions, competition and misconduct or cause serious reputational or financial harm to us. In addition, failure to comply with environmental, health or safety laws and regulations, privacy laws and regulations, U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in litigation, the assessment of damages, the imposition of penalties, suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or a cessation or interruption of operations.

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

Federal, state or local governmental authorities in nearly all countries across the global coal mining industry impose various forms of taxation on coal producers, including production taxes, sales-related taxes, royalties, stamp duty, environmental taxes and income taxes.

Included within acquisition related accruals in our Consolidated Balance Sheet, included in this Annual Report on Form 10-K, is an amount outstanding for stamp duty payable on the Curragh Acquisition of $31.2 million (A$ 43.0 million). This amount was outstanding as at December 31, 2021 and December 31, 2020, respectively, pending assessment by the Queensland Revenue Office, or QRO, in Queensland, Australia. The QRO has not yet provided any formal assessment of the stamp duty amount, although it has indicated that in its view, stamp duty may be assessed on the Curragh Acquisition, unencumbered by the Stanwell arrangements. As a result, the assessment of the stamp duty payable could potentially be higher than the amount provided for. The Company considers its position at December 31, 2021, as accounted for, is appropriate and the Company will vigorously challenge any assessment on the above basis.

If new legislation or regulations related to various forms of coal taxation or income or other taxes generally, which increase our costs or limit our ability to compete in the areas in which we sell coal, or which adversely affect our key customers, are adopted, or if the basis upon which such duties or taxes are assessed or levied, changes or is different from that provided by us, our business, financial condition or results of operations could be adversely affected.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 70

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

Provisions contained in our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, and Delaware law could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws and certificate of incorporation impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

We have elected not to be governed by Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, (or any successor provision thereto), until immediately following the time at which the EMG Group no longer beneficially owns in the aggregate shares of our common stock representing at least 10% of our voting stock, in which case we shall thereafter be governed by Section 203 if and for so long as Section 203 by its terms would apply to us. Section 203 provides that an interested stockholder, along with its affiliates and associates (i.e., a stockholder that has purchased greater than 15%, but less than 85%, of a company’s outstanding voting stock (with some exclusions)), may not engage in a business combination transaction with the company for a period of three years after buying more than 15% of a company’s outstanding voting stock unless certain criteria are met or certain other corporate actions are taken by the company.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 71

Coronado Group LLC and the EMG Group have substantial control over us and are able to influence corporate matters.

Coronado Group LLC and the EMG Group have significant influence over us, including control over decisions that require the approval of stockholders, which could limit the ability of other stockholders to influence the outcome of stockholders votes.

As of December 31, 2021, the EMG Group indirectly held 50.4% of our outstanding shares of common stock. Therefore, the EMG Group has effective control over the outcome of votes on all matters requiring approval by stockholders. There is a risk that the interests of the EMG Group could conflict with or differ from our interests or the interests of other stockholders. In addition, pursuant to the terms of the Stockholder’s Agreement, dated as of September 24, 2018, between us and Coronado Group LLC, or the Stockholder’s Agreement, so long as it beneficially owns in the aggregate at least 25% of the outstanding shares of our common stock, the EMG Group will have the ability to exercise substantial control over certain of our transactions, including change of control transactions, such as mergers and capital and debt raising transactions. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a description of the Stockholder’s Agreement.

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

The corporate opportunity and related party transactions provisions in our certificate of incorporation could enable any of our non-employee directors or their respective affiliates, including the EMG Group, to benefit from corporate opportunities that might otherwise be available to us. Subject to the limitations of applicable law, our certificate of incorporation, among other things, will:

•permit us to enter into transactions with entities in which one or more non-employee directors are financially or otherwise interested;

•permit any non-employee director or his or her affiliates to conduct a business that competes with us and to make investments in any kind of property in which we may make investments; and

Coronado Global Resources Inc. Form 10-K December 31, 2021 72

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

Our CDIs are currently listed on the ASX and we are registered as a foreign company in Australia. As such we need to ensure continuous compliance with relevant Australian laws and regulations, including the listing rules of the ASX, as amended from time to time, or the ASX Listing Rules, and certain provisions of the Corporations Act 2001 (Cth), or the Corporations Act.

As a U.S. public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other applicable securities laws, rules and regulations. Compliance with these laws, rules, and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In the absence of a waiver from the ASX Listing Rules, these SEC periodic reports will be in addition to our periodic filings required by the ASX Listing Rules. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and results of operations, all of which could be magnified during the ongoing COVID-19 pandemic. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

Coronado Global Resources Inc. Form 10-K December 31, 2021 73

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal, administrative or other proceedings against us and our business may be harmed.

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

We are subject to the general market risks that are inherent in all securities traded on a securities exchange. This may result in fluctuations in the trading price of our securities that are not explained by our fundamental operations and activities. There is no guarantee that the price of our securities will increase in the future, even if our earnings increase.

Our securities may trade at, above or below the price paid by an investor for those securities due to a number of factors, including, among others:

•general market conditions, including investor sentiment;

Coronado Global Resources Inc. Form 10-K December 31, 2021 74

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

Stock markets have experienced extreme price and volume fluctuations in the past that are often disproportionate or unrelated to the operating performance of companies. There can be no guarantee that trading prices and volumes of any securities will be sustained. These factors may materially affect the market price of our securities, regardless of our operational performance. This may then significantly impact our ability to raise new equity which may be required to fund our operations if our financial performance deteriorates due to other factors.

The payment of dividends and repurchases of our stock are dependent on a number of factors, and future payments and repurchases cannot be assured.

The payment of dividends in respect of our common stock is impacted by several factors, including our profitability, retained earnings, capital requirements and free cash flow, as well as applicable covenants under the indenture governing our senior secured notes and covenants under the ABL Facility. Any future dividends will be determined by our Board of Directors having regard to these factors, among others. There is no guarantee that any dividend will be paid, or repurchases will be made, by us, or if paid, paid at historic levels. From time to time, our Board of Directors may also cancel previously announced dividends.

Coronado Global Resources Inc. Form 10-K December 31, 2021 75

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Coronado Global Resources Inc. Form 10-K December 31, 2021 76

ITEM 2. PROPERTIES

Summary Overview of Mining Operations

Coronado owns and controls a portfolio of operating mines and development projects in Queensland, Australia, and Virginia, West Virginia and Pennsylvania in the United States. Our Australian Operations consist of the 100%-owned Curragh producing mine complex. With respect to our U.S. Operations, Coronado owns a 100% interest in two producing mine complexes (Buchanan and Logan) and a 100% interest in one temporarily idled, production-stage mine complex (Greenbrier) and two development properties (Mon Valley (formerly called Pangburn-Shaner-Fallowfield) and Russell County). Figures 1 and 2 below show the locations of our mining properties in Australia and the United States, respectively.

Figure 1: Australian Operations:

Coronado Global Resources Inc. Form 10-K December 31, 2021 77

Figure 2: U.S. Operations:

For the years ended December 31, 2019, 2020 and 2021, our mines produced an aggregate of 20.2 MMt, 17.0 MMt and 17.4 MMt of coal, respectively. See the descriptions of our material mining properties under “—Curragh,” “—Buchanan,” “—Logan” and “—Mon Valley” below for more information. Table 1 below contains a summary of the key information relative to the various Coronado properties. Tables 2 and 3 provide a summary of our coal resources and reserves, respectively, as of December 31, 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2021 78

Table 1. Summary Coronado Properties

Property (Property Stage)	Mineral Rights(1)	Permit Status(2)	Mine Type(s)	Coal Type	Coal Seams of Economic Interest (Formation)	Processing Plants/ Facilities
Curragh (Production)	25,586 hectares leased; 6,381 hectares owned	Permitted	Surface	HCC, SCC, PCI, Thermal	Various (Rangal Coal Measures)	CPP1 - 1100 raw Mt per hour; CPP2 - 1200 raw Mt per hour; Rail Loadout
Buchanan (Production)	26,243 hectares leased(3); 7,846 hectares owned	1 Permit	Underground	Low-Vol	Pocahontas #3 (Pocahontas Formation)	CPP - 1270 raw Mt per hour; Rail Loadout
Logan (Production)	13,069 hectares leased(3); 69 hectares owned	25 Permits	Surface & Underground	HVA, HVB, Thermal	Various (Kanawha Formation)	CPP – 1088 raw Mt per hour; Rail Loadout
Mon Valley (Development)	1,339 hectares leased(3); 40,276 hectares owned	Not Permitted	Underground(4)	High-Vol	Upper Freeport (Freeport Formation)	Future
Greenbrier (Production - Idled)	18,907 hectares leased(3)	26 Permits	Surface & Underground	Mid-Vol, PCI, Thermal	Pocahontas #6, #7, #8 (Pocahontas Formation); Various (New River Formation)	CPP - 544 raw Mt per hour; Rail Loadout
Russell County (Development)	7,111 hectares leased(3); 378 hectares owned	Not Permitted	Underground(4)	High-Vol	Lower Castle (Norton Formation); Upper Horsepen (Middle Lee Formation)	Future

(1) We are not aware of any significant encumbrances or defects in title with respect to any of our mining properties. Certain credit facilities of the Company are secured by a lien on substantially all of the Company’s assets, including mining properties.

(2) We believe we have secured all applicable environmental licenses and permits under applicable law and have all necessary permits and licenses regarding cultural heritage, native title and various other social issues to support current mining operations.

(3) Subject to the exercise of our renewal rights thereunder, most of the leases at our U.S. mining properties expire upon exhaustion of the relevant reserves.

(4) Proposed mine type.

Coronado Global Resources Inc. Form 10-K December 31, 2021 79

Table 2. Summary Coal Resources Exclusive of Reserves at End of the Fiscal Year Ended December 31, 2021.(1)

	Coal Resources (In Situ, MMt)(2)				Quality (Air-Dried Basis)
	Measured	Indicated	Measured + Indicated	Inferred	Ash	Sulfur	Volatile Matter
Australia
Curragh	328	184	512	142	19.5%	0.5%	18.4%
Total Australia	328	184	512	142

United States
Buchanan	11	4	15	—	25.0%	0.7%	16.0%
Logan	46	37	83	3	24.0%	1.0%	28.0%
Mon Valley	—	—	—	—	—	—	—
Greenbrier	19	14	33	—	31.0%	1.1%	20.0%
Russell County	40	4	44	—	29.0%	0.7%	23.0%
Total United States	116	59	175	4
Total	444	243	687	147

(1) For more information regarding price assumptions used in the calculation of coal resources as of December 31, 2021, see the individual property disclosures below.

(2) Australian resources are estimated inclusive of 5.3% in-situ moisture. United States resources are estimated on a dry basis.

Table 3. Summary Coal Reserves (Marketable Sales Basis) at End of the Fiscal Year Ended December 31, 2021.(1)

	Demonstrated Coal Reserves (Wet Tons, Washed or Direct Shipped, MMt)(2)			Quality (Air-Dried Basis)
	Proven	Probable	Total	Ash	Sulfur	Volatile Matter
Australia
Curragh	198	18	215	10.7%	0.4%	19.0%
Total Australia	198	18	215

United States
Buchanan	87	11	98	6.0%	0.7%	19.0%
Logan	53	20	74	8.0%	0.9%	35.0%
Mon Valley	78	57	134	8.0%	1.2%	35.0%
Greenbrier	4	2	7	8.0%	1.0%	26.0%
Russell County	24	5	29	8.0%	0.9%	31.0%
Total United States	247	94	341
Total	445	112	556

(1) For more information regarding price assumptions used in the calculation of coal reserves as of December 31, 2021, see the individual property disclosures below.

(2) For more information regarding moisture assumptions used in the calculation of coal reserves as of December 31, 2021, see the individual property disclosures below.

Curragh

Curragh is a production-stage mining property that consists of two active, open-pit, surface mines (Curragh North and Curragh Main). Coal mine development at the Curragh property is presently accomplished by surface mining methods and has been so historically since the mine’s inception. Curragh coals are widely known for their low ash, low to mid volatile matter, low sulfur and low phosphorous content. Curragh Met coal products are also known for their consistent delivered quality, which supports a consistent offtake across a diversified market base. A map of Curragh is shown in Figure 3.

Coronado Global Resources Inc. Form 10-K December 31, 2021 80

Figure 3. Coronado Curragh Mine Complex Property Location Map.

The Curragh mine complex is located within the Bowen Basin coalfields, approximately 200 kilometers by road west of Rockhampton, Queensland, Australia, and approximately 14 kilometers north of the town of Blackwater, Queensland, Australia. The coordinates of CPP1, which is located within Curragh Main, are 688,561 meters East, 7,400,933 meters North in the AMG66 grid system. Curragh owns and operates the necessary CPPs and load-out system for dispatches via Blackwater rail line to the Port of Gladstone or the Stanwell Power Station. See Item 1. “Business—Transportation—Australian Operations” for additional information regarding the rail and port services available to Curragh. Curragh also has maintenance facilities for the fleet of mining equipment, as well as office buildings for the mine staff and personnel. Established sealed roads connect the mine to the town of Emerald, Queensland, Australia, to the west and the Port of Gladstone to the east. Third-party rail providers operate the Blackwater rail line and transport Curragh export coal, for sale to international customers, to the RG Tanna Coal Terminal or Wiggins Island Coal Export Terminal at the Port of Gladstone. Curragh domestic coal is loaded onto train wagons for transportation to the Stanwell Power Station for power generation.

Curragh has ready access to water, electricity and personnel to support its operations. SunWater Ltd. supplies water to the mine complex from the Fairbairn Dam via the Bedford Weir. The mine complex also recycles water from on-site dams—i.e., old open-cut pits that capture rainfall and water from dewatering activities. Curragh has a dedicated 66-kilovolt, or kV, power supply to support the mining operations with a capacity of up to 57-megawatt, or MW, sourced from the main grid power. The substation is located on the southwest corner of ML1878 with both 66kv and 22kv distribution networks to supply the draglines, shovel and CPP.

Coronado Global Resources Inc. Form 10-K December 31, 2021 81

The Mineral Resources Act 1989 (Qld), or MRA, and the Mineral and Energy Resources (Common Provisions) Act 2014 (Qld), or MERCPA, together, provide for the assessment, development and utilization of mineral resources in Queensland to the maximum extent practicable, consistent with sound economic and land use management. The MRA vests ownership of minerals, with limited exceptions, in the “Crown,” which in relation to Curragh, is the Queensland Government. A royalty is payable to the Queensland Government for the right to extract minerals. The MRA also creates different tenures for different mining activities, such as prospecting, exploring and mining. A ML is the most important tenure, as it permits the extraction of minerals in conjunction with other required authorities. The MRA imposes general conditions on an ML.

We control the coal mining rights at Curragh under 14 coal and infrastructure MLs and three MDLs granted pursuant to the MRA. We refer to the MLs and MDLs at Curragh, collectively, as the Tenements. Renewal of certain Tenements will be required during the mine life of Curragh and the Queensland government can vary the terms and conditions on renewal. There are a number of existing mining and petroleum tenements which overlap with the Tenements. The priority, consent and coordination requirements under the MRA, MERCPA and the Petroleum and Gas (Production and Safety) Act 2004 (Qld) (as relevant) may apply with respect to those overlaps. Extensive statutory protocols govern the relationships between co-existing mining and exploration rights and these protocols are largely focused on encouraging the overlapping tenement holders to negotiate and formulate arrangements that enable the co-existence of their respective interests. To date, we have negotiated arrangements in place with all of our overlapping tenement holders and full access to all of our Tenements. See Item 1. “Business—Regulatory Matters—Australia—Tenements” for additional information regarding Curragh mining tenements.

Property control and mining rights at Curragh are entirely expressed in the MLs and MDLs mentioned in Item 1. “Business—Regulatory Matters—Australia—Tenements.” An overlapping petroleum tenure exists over the southern extents of the Tenements. Under the Mineral and Energy Resources (Common Provisions) Act 2014 (Qld), this requires annual information exchanges, including the provision and maintenance of joint information management plans with the overlapping tenement holder. Curragh is compliant with the legislation and there are no current restrictions to coal mining.

As conditions to certain of the Tenements, Curragh is subject to royalties payable to the Queensland government of 7.0% of revenues from coal sales to Stanwell (which could increase as described in Item 1. “Business—Regulatory Matters—Australia—Mineral Resources Act 1989 (Qld)”) and 8.22% to 10.42% of revenues from exported coal. These royalties are in addition to the Stanwell rebate, as described in Item 1. “Business—Customers—Stanwell.” Additionally, if MDL 162 advances from development to production, we would be required to pay under a private royalty deed a base royalty of A$0.50 per Mt of coal and a royalty of A$0.70 for every Mt of SCC produced above 2.5 MMt per year.

A joint venture between Arco Australia Ltd., Australian Consolidated Industries Ltd., R.W. Miller & Co. and Mitsui & Co. (Australia) first began development on certain of the Tenements in 1983. Later, Arco Australia Ltd. bought out the other joint venturers and, in 2000, sold the Property to Wesfarmers Ltd. In 2014, Wesfarmers acquired MDL 162 from Peabody Budjero Pty Ltd. Coronado acquired all the Tenements from Wesfarmers Ltd. in March 2018. Production history has been approximately 12.5 MMt in 2019, 12.0 MMt in 2020 and 11.1 MMt in 2021.

Beginning in the 1960’s, various tenement holders began prospecting and exploratory drilling at Curragh. We currently have an active, ongoing exploration program at Curragh that allows us to update and refine the geological model ahead of pit development.

Coal mine development at the Curragh property is presently accomplished by surface mining methods and has been so historically since the mine’s inception. The mine characteristics and output levels allow it to be ranked as a large coal operation when compared to domestic producers in Australia and worldwide. Curragh operates four large electric draglines, one large electric shovel and a fleet of smaller contractor excavators. Contractors are employed for the pre strip, post strip and coal mining activities. Curragh has two coal preparation plants CPP1 and CPP2. CPP1 is the oldest of the two processing plants and has a documented nameplate capacity of 1100 tph (as received). CPP2 has a documented nameplate capacity of 1200 tph (as received) with a capability of up to 1350 tph when processing selected feed types. Curragh has a loadout facility for loading coal onto railcars, which is connected to the main Blackwater rail link.

Coronado Global Resources Inc. Form 10-K December 31, 2021 82

Generally, the mining equipment and facilities at Curragh are in good operating condition. We focus on the long-term potential of the mine complex and regularly monitor developments in the mining industry for technology improvements and new equipment that could help us increase efficiency and lower our costs. Curragh’s oldest mining equipment, including two draglines, began operations in 1983. All of the draglines have additional boom (stress) monitoring systems, which allow us to increase their total suspended load capacities, and still achieve over 90% mechanical availability. Prior to our taking over mining operations, Wesfarmers Ltd. made improvements to the processing facilities at Curragh, including the commissioning of the second CPP in 2012 and replacing the raw coal crushing system at Curragh Main with an updated circuit in 2016. Wesfarmers Ltd. also started a corrosion and structural repair program over ten years ago that we have continued since acquiring the mine complex. This program helps us ensure that the assets are available well into the future. From time to time, we also update and improve other equipment and facilities to maintain their usefulness and optimize our competitiveness. As of December 31, 2021, the book value of Curragh and its associated plant and equipment was $791.0 million.

We are not aware of any significant encumbrances or defects in title with respect to the Property. We believe we have secured all applicable environmental licenses and permits under both Queensland and Australian Commonwealth legislation and have all permits and licenses regarding cultural heritage, native title and various other social issues. See Item 1. “Business—Regulatory Matters—Australia” for a discussion of the permitting conditions applicable to Curragh.

Summaries of Curragh’s coal resources and reserves as of December 31, 2021 are shown in Tables 4 and 5, respectively.

Table 4. Curragh – Summary of Coal Resources Exclusive of Reserves at the End of the Fiscal Year Ended December 31, 2021.(1)

	Coal Resources (Wet Tons, In Situ, MMt)(2)(3)(4)				Quality (Air-Dried Basis)
	Measured	Indicated	Measured + Indicated	Inferred	Ash	Sulfur	Volatile Matter
December 31, 2021	328	184	512	142	19.5%	0.50%	18.4%

(1)Curragh splits the resource into areas that are above and below a 15:1 open cut stripping ratio and considers the lower ratio areas as suitable for open cut mining at the higher ratio areas as suitable for underground mining. The average sales price for the underground resources was estimated to be $147 per Mt (FOB). Pricing for resources is described in Section 11.5 of the Curragh TRS.

(2)There are resources suitable for open cut mining outside of reserves. Pricing for resources is described in Section 11.5 of the Curragh TRS. Based on assumed long-term average sales price of $143 per Mt (FOB) representing the long-term average price forecast for Curragh based on independent price forecasts.

(3)Table 1-1 of the Curragh TRS provides a summary of Curragh resource tons inclusive of reserve tons as of December 31, 2021.

(4) Reported on a 5.3% in-situ moisture basis.

Table 5. Curragh – Summary of Coal Reserves (Marketable Sales Basis) at the End of the Fiscal Year Ended December 31, 2021.(1)

	Demonstrated Coal Reserves (Wet Tons, Washed or Direct Shipped, MMt)(2)			Quality (Air-Dried Basis)
	Proven	Probable	Total	Ash	Sulfur	Volatile Matter
December 31, 2021	198	18	215	10.7%	0.4%	19.0%

(1) Based on pricing data as provided by Coronado described in Section 16 of the Curragh TRS. The pricing data assumes average realized price of $141 per Mt sold over the LOM.

(2)Reported on an 11.0% moisture basis.

From December 31, 2020 to December 31, 2021, total reserves decreased by approximately 5%, from approximately 226.0 MMt to approximately 215.0 MMt. The decrease in total reserves is attributable to mining depletion.

Coronado Global Resources Inc. Form 10-K December 31, 2021 83

Barry Lay, BSc Geology (Hons); MAusIMM of Resology Pty Ltd, and Paul Wood, B. Eng.; MAusIMM(CP), who is employed full-time as the Senior Life of Mine Planner of our subsidiary, Coronado Curragh, whom we refer to as the Australian QPs, prepared the estimates of coal resources and reserves summarized in Tables 5 and 6. A copy of the Australian QPs’ technical report summary, or TRS, with respect to Curragh, dated February 21, 2022, or the Curragh TRS, is filed as Exhibit 96.1 hereto. Neither Mr. Barry Lay nor Resology Pty Ltd is affiliated with Coronado.

The Australian QPs prepared the estimates of coal resources and reserves using core drilling data available from exploration activities at Curragh conducted by numerous entities over time. Most of this information was obtained prior to our acquisition of the Property, using varying drilling and core-logging techniques, survey methods and testing procedures. As a result, in verifying the data, the Australian QPs made certain assumptions about the adequacy of the processes performed and comparability of the data based on their professional experience and familiarity with Curragh.

Per Section 12.1 of the Curragh TRS, coal reserves were classified as proven or probable considering “modifying factors,” including mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. Section 22.2 of the Curragh TRS includes a risk assessment of the key modifying factors that could potentially impact the operations and therefore the estimate of coal reserves and resources.

As summarized in Section 7.1 of the Curragh TRS, the concentration of exploration drill holes varies slightly across the Property. The location of the drilling is shown on the maps included in Section 7. Points of observation include exploration drill holes and mine measurements, which have been fully vetted and processed into a geologic model. The geologic model is based on seam depositional modelling, the interrelationship of overlying and underlying strata on seam mineability, seam thickness trends, the impact of seam structure (i.e., faulting), intra-seam characteristics, etc. Section 11.6 of the Curragh TRS summarizes the drill hole spacings and accuracy associated with each resource category.

Coal quality is instrumental in determining the viability of a coal deposit. As per Table 11-1 of the Curragh TRS, coal quality conforms to international standards. These quality attributes aided in converting in-place tons to demonstrated coal reserves (recoverable washed tons). Pricing data as provided by Coronado is described in Table 16-1 of the Curragh TRS. These are weighted-average values across the LOM schedule.

Regarding production rates as described in Section 13 of the Curragh TRS, the mine plan and productivity expectations consider historical performance and efforts have been made to adjust the plan to reflect current technology and future conditions. Mine development and operation have not been optimized within the Curragh TRS. Additional mine-specific factors can be found in Section 13 of the Curragh TRS.

Buchanan

Buchanan is a production-stage mining property, consisting of one active underground mine and supporting infrastructure that produces Low-Vol Met coal using the longwall mining method. The mine complex is located in Buchanan County in southwest Virginia. A map of Buchanan is shown in Figure 4.

Coronado Global Resources Inc. Form 10-K December 31, 2021 84

Figure 4. Coronado Buchanan Mine Complex Property Location Map.

The Buchanan mine complex is located approximately 6.4 kilometers southeast of Oakwood, Virginia, and 16 kilometers southeast of Grundy, Virginia. The coordinates of the Buchanan CPP are latitude 37° 09' 40" and longitude 81° 59' 13" (Easting 984,100’, Northing 320,100’ – in the VA State Plane South NAD 27 grid system). The nearest major population centers are Roanoke, Virginia, and Lexington, Kentucky, which are about 153 kilometers northeast and 290 kilometers northwest of the property, respectively. From U.S. Route 460, which runs through Oakwood, a well-developed network of improved and unimproved roads provides access to the property. The surface facilities at Buchanan are located along a Norfolk Southern rail line, which serves as the primary means of transport for produced coal. Norfolk Southern transports coal from the Buchanan mine complex either to domestic customers or to Lamberts Point Coal Terminal Pier 6 in Norfolk, Virginia, for overseas shipment.

Buchanan has ready access to water, electricity and personnel to support its operations. The mine complex sources water from streams that flow over Company-owned property. The mine also utilizes ground water from an old abandoned mine. Electricity is sourced from American Electric Power. Personnel have historically been sourced from the surrounding communities in Buchanan, Tazewell, McDowell and Pike Counties and have proven to be adequate in numbers to operate the mine complex. As mining is common in the surrounding areas, the workforce is generally familiar with mining practices and many are experienced miners.

The property mineral rights are composed of approximately 34,089 total hectares, of which 26,243 are leased or subleased from private landholders under approximately 150 individual coal lease tracts, and 7,846 hectares are owned by Coronado. Subject to Coronado’s exercising its renewal rights thereunder, all the leases expire upon exhaustion of the relevant coal reserves, which is expected to occur in 2047.

Under the terms of the relevant leases, we are required to pay royalties ranging from 3.5% to 6.0% of the selling price of coal mined from the corresponding leasehold and, for the majority, an annual minimum royalty, irrespective of production. Coal produced at Buchanan, however, is not subject to “wheelage fees” (i.e., fees payable on coal mined and removed from properties other than the particular leasehold and hauled across the leasehold premises).

The property was formerly controlled by Consolidation Coal Company, or CONSOL. Mine development was started by CONSOL in 1983 and longwall production began in 1987. Coronado acquired the Buchanan Mine from CONSOL in March 2016. Production history has been approximately 4.5 MMt in 2019, 3.4 MMt in 2020 and 4.4 MMt in 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2021 85

Our right to commercially mine and recover coal reserves at Buchanan overlaps with the right of an affiliate of CNX Resources Corporation, which we refer to as the Gas Party, to commercially recover and develop coal gas interests from the mine area. The Gas Party and we have entered into certain agreements to regulate the interaction between, and coordinate, our respective operations. In general, the combination of these overlapping interests allows for mutual benefits to the parties, namely, the degassing of our coal mining operations in the mine, which helps assure the safety of mine personnel, and the Gas Party’s commercial capture and sale of the coal gas. In addition, the Gas Party’s drilling activities have contributed to exploration efforts with respect to coal deposits at Buchanan. As the only natural gas supplier in the area, we purchase our requirements of natural gas for the operation of our thermal dryer at Buchanan from the Gas Party.

Before Coronado took over mining operations at Buchanan, CONSOL Energy had conducted extensive exploration of the property. We have continued exploration at the property through a program of core drilling to confirm reserves, establish additional resources and assess the geotechnical viability of mining.

Buchanan produces primarily a Low-Vol HCC, but it also produces a premium Low-Vol PCI product. The Buchanan mine extracts coal from the Pocahontas #3 seam of the Pennsylvanian-age Pocahontas Formation, which is the principal minable coal seam of that formation. The seam is situated below drainage throughout the Property and is accessed by vertical shafts. The seam thickness averages 1.86 meters within the mining area.

The Buchanan mine extracts coal using a single longwall system supported by six continuous miner sections, which develop main entries and gate roads in preparation for the longwall. Each continuous miner section is equipped with one or two continuous miners, two roof bolters and two or three coal haulage units. After extraction, a series of conveyor belts deliver raw coal to an underground storage bunker. The Buchanan mine complex uses a skip hoist system to lift raw coal to the surface. Buchanan has a CPP that processes raw coal at a rate of approximately 1,270 raw tph, as well as the other necessary support infrastructure, including loadout and portal facilities.

Generally, the mining equipment and facilities at Buchanan are in good operating condition. We focus on the long-term potential of the mine complex and regularly monitor developments in the mining industry for technology improvements and new equipment that could help us increase efficiency and lower our costs. Since acquiring the Buchanan operations, we have implemented improvements at the CPP, which have resulted in increased capacity. From time to time, we also update and improve other equipment and facilities to maintain their usefulness and optimize our competitiveness. For example, we rebuild our longwall shear, drives and cycling shields after every panel. We have also entered into life cycle management agreements for our continuous miner equipment, installed programmable logic controller, or PLC, controls on the skip hoist system, upgraded our belt drives for increased horsepower, deployed state-of-the-art Fletcher roof bolters on our continuous miner sections and switched to PLC control systems and variable frequency drive, or VFD, starters on our belt drives. As of December 31, 2021, the book value of Buchanan and its associated plant and equipment was $367.0 million.

We are not aware of any significant encumbrances or defects in title with respect to the Property. Additionally, we believe we have obtained all requisite mining and discharge permits to conduct our operations at Buchanan and expect to be able to obtain all required permits in the future. The Buchanan mine complex holds one state permit, with the associated NPDES permit.

Buchanan is subject to a federal black lung excise tax of $1.21 per ton for underground mining and a federal reclamation tax of $0.13 per ton for underground mining. However, the federal black lung excise tax applies only with respect to coal sold domestically. Additionally, Buchanan is subject to a Virginia reclamation tax of $0.05 per ton (which amount is contributed to a state-funded bond pool) and a Virginia severance tax of 2% for all coal sold. See Item 1. “Business—Regulatory Matters—United States” for a discussion of the permitting conditions applicable to Buchanan.

Coronado Global Resources Inc. Form 10-K December 31, 2021 86

Summaries of Buchanan’s coal resources and reserves as of December 31, 2021 are shown in Tables 6 and 7, respectively.

Table 6. Buchanan – Summary of Coal Resources Exclusive of Reserves at the End of the Fiscal Year Ended December 31, 2021.(1)

	Coal Resources (Dry Tons, In Situ, MMt)(2)(3)				Quality (Air-Dried Basis)
	Measured	Indicated	Measured + Indicated	Inferred	Ash	Sulfur	Volatile Matter
December 31, 2021	11	4	15	—	25.0%	0.7%	16.0%

(1)Pricing for resources is described in Section 11.3.1 of the Buchanan TRS. Based on assumed long-term average price of $94 per Mt (FOB loadout) representing the long-term average price forecast for Buchanan based on independent price forecasts.

(2) Exclusive of reserve tons. Table 1-1 of the Buchanan TRS provides a summary of Buchanan resource tons inclusive of reserve tons as of December 31, 2021.

(3)Reported on a dry basis. Surface moisture and inherent moisture are excluded.

Table 7. Buchanan – Summary of Coal Reserves (Marketable Sales Basis) at the End of the Fiscal Year Ended December 31, 2021.(1)

	Demonstrated Coal Reserves (Wet Tons, Washed or Direct Shipped, MMt)(2)			Quality (Air-Dried Basis)
	Proven	Probable	Total	Ash	Sulfur	Volatile Matter
December 31, 2021	87	11	98	6.0%	0.7%	19.0%

(1)Pricing data as provided by Coronado is described in Section 16.2 of the Buchanan TRS. The pricing data assumes a weighted average domestic and international FOB-mine price of approximately $197 per Mt for calendar year 2022. The weighted average price decreases to approximately $118 to $126 per Mt through year 2026 and averages approximately $152 per Mt over the LOM.

(2)Reported on a 6.0% moisture basis.

From December 31, 2020 to December 31, 2021, total reserves decreased by approximately 3%, from approximately 100.8 MMt to approximately 98.0 MMt. This net reduction of 2.8 MMt of total reserves was attributable to a combination of updates to the mine plan along with one year of mining depletion.

Michael G. McClure, CPG, and Justin S. Douthat, PE, MBA, of Marshall Miller & Associates, Inc., whom we refer to as the U.S. QPs, prepared the estimates of coal resources and reserves as of December 31, 2021 summarized in Tables 7 and 8. Both are full-time employees of Marshall Miller & Associates, Inc. and recognized as QPs. A copy of the U.S. QPs’ TRS with respect to Buchanan, dated as of February 18, 2022, or the Buchanan TRS, is filed as Exhibit 96.2 hereto. The U.S. QPs are not affiliated with Coronado.

The U.S. QPs prepared the estimates of coal resources and reserves using core drilling data available from exploration activities at Buchanan conducted by numerous entities over time. Most of this information was obtained prior to our acquisition of the property, using varying drilling and core-logging techniques, survey methods and testing procedures. As a result, in verifying the data, the U.S. QPs made certain assumptions about the adequacy of the processes performed and comparability of the data based on their professional experience and familiarity with Buchanan.

Per Section 12.1 of the Buchanan TRS, coal reserves were classified as proven or probable considering “modifying factors,” including mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. Section 22.2 of the Buchanan TRS includes a risk assessment of the key modifying factors that could potentially impact the operations and therefore the estimate of coal reserves and resources.

Coronado Global Resources Inc. Form 10-K December 31, 2021 87

As summarized in Section 7.1 in the Buchanan TRS, the U.S. QPs utilized 4,535 available core, rotary, and coalbed methane wells on and around the Buchanan property. Points of observation include exploration drill holes, degas holes, and mine measurements, which have been fully vetted and processed into a geologic model. The geologic model is based on seam depositional modeling, the interrelationship of overlying and underlying strata on seam mineability, seam thickness trends, the impact of seam structure (i.e., faulting), intra-seam characteristics, etc. The U.S. QPs completed a geostatistical analysis on drill holes within the reserve boundaries to determine the applicability of the common United States classification system for measured and indicated coal resources. Historically, the United States has assumed that coal within 0.4 kilometers of a point of observation represents a measured resource, whereas coal between 0.4 kilometers and 1.2 kilometers from a point of observation is classified as indicated. Inferred resources are commonly assumed to be located between 1.2 kilometers and 4.8 kilometers from a point of observation. The U.S. QPs performed a geostatistical analysis of the Buchanan data set using the Drill Hole Spacing Analysis, or DHSA, method. DHSA prescribes that measured, indicated and inferred drill hole spacings be determined at the 10%, 20%, and 50% levels of relative error, respectively. Comparing the results of the DHSA to the historical standards, it is evident that the historical standards are more conservative than even the most conservative DHSA model with regards to determining measured resources. The Exponential model included in the DHSA recommends using a radius of 0.67 kilometers for measured resources compared to the historical value of 0.4 kilometers. With respect to indicated resources the DHSA falls in line closely with the historical standards. The Exponential and Spherical models of the DHSA recommend using a radius of 1.08 kilometers from a point of observation for indicated resources, while the Gaussian model included in the DHSA recommends a radius of 1.10 kilometers from a point of observation for indicated resources. These values line up closely with the historical radius of 1.2 kilometers. These results have led the U.S. QPs to report the data following the historical classification standards, rather than use the results of the DHSA.

Coal quality is instrumental in determining the viability of a coal deposit. Per Section 8.2 of the Buchanan TRS, coal quality conforms to the American Society for Testing and Materials, or ASTM, standards. These quality attributes aided in converting dry, in-place tons to demonstrated coal reserves (recoverable washed tons). The reserve and resource criteria are presented in Table 11-1 of the Buchanan TRS, including assumptions related to seam density, minimum cut-off thickness, and recoveries.

Regarding production rates as described in Section 13.2 of the Buchanan TRS, the mine plan and productivity expectations reflect historical performance and efforts have been made to adjust the plan to reflect future conditions. Mine development and operation have not been optimized within the Buchanan TRS.

Logan

Coronado’s Logan property is currently in the production stage. Logan consists of four active underground mines (Powellton No. 1, Lower War Eagle, Eagle No. 1 and Muddy Bridge) and supporting infrastructure that produce High-Volatile Met coal using the room and pillar mining method and one active surface mine (Toney Fork) and supporting infrastructure that produce both Met and thermal coal using the contour and highwall mining methods. The Logan complex life plan includes 12 proposed mines, consisting of nine underground mines and three surface mines. The property is located in Boone, Logan and Wyoming Counties in southern West Virginia. The surface facilities are located in Logan County, West Virginia. A map of Logan is shown in Figure 5.

Coronado Global Resources Inc. Form 10-K December 31, 2021 88

Figure 5. Coronado Logan Mine Complex Property Location Map.

The Logan mine complex encompasses the towns of Lorado and Pardee in Logan County, West Virginia, and Cyclone and Lacoma in Wyoming County, West Virginia. The coordinates of the Saunders CPP are latitude 37° 47' 58" and longitude 81° 40' 01" (Easting 1,806,880’, Northing 291,517’ – in the WV State Plane South NAD 27 grid system). The nearest major population centers are Huntington, West Virginia, and Charleston, West Virginia, which are about 145 kilometers northwest and 129 kilometers northeast of the property, respectively. From U.S. Route 119, which runs through Mingo, Logan and Boone Counties to the north, a well-developed network of improved and unimproved roads provides access to the property, including Route 16 and Route 10, which run east-west across the property in Logan County and Wyoming County, respectively. The Logan surface facilities are located approximately 21 kilometers northeast of Man, West Virginia, along a CSX Corporation, or CSX, rail line, which serves as the primary means of transport for produced coal. CSX transports coal from Logan either to domestic customers or to the Kinder Morgan Pier IX and Dominion Terminals in Norfolk, Virginia, for overseas shipment.

Logan has ready access to water, electricity and personnel to support its operations. Buffalo Creek Public Service District supplies water and American Electric Power supplies electricity to the mine complex. Mine personnel generally live in the surrounding communities of Logan, Boone, Wyoming and Mingo Counties in West Virginia.

The property mineral rights are composed of 13,138 total hectares, 13,069 of which are leased from private landholders under approximately 15 individual leases, and 69 hectares are owned by Coronado. Subject to Coronado exercising its renewal rights thereunder, a majority of the leases, covering a majority of the Logan reserves, expire upon exhaustion of the relevant coal reserves, which is expected to occur in 2053. One lease expires in 2032; however, Coronado is projected to have previously exhausted the reserves covered thereby.

Under the terms of the leases, we are required to pay royalties ranging from 3.0% to 9.0% of revenue from sales of coal produced depending on mining method. Certain of the leases also provide for “wheelage fees” ranging from 0.25% to 1.0% of revenue from sales of coal mined and removed from properties other than the particular leasehold and hauled across the leasehold premises.

The mining of Logan was commenced in 1945 by Lorado Mining Company, or Lorado. Lorado was sold to Buffalo Mining Company in 1964 and then to Pittston Coal Company in 1971. Pittston operated the property until the early 1990’s. After being idle for a period, the property was then sold to Addington Resources in 2004. Imagin Natural Resources acquired the property in 2007 and sold it to Cliffs Natural Resources Inc. (now known as Cleveland-Cliffs Inc.) in 2011, which in turn sold the property to Coronado in 2014. Production history has been approximately 2.7 MMt in 2019, 1.6 MMt in 2020 and 1.9 MMt in 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2021 89

Before Coronado acquired Logan, previous owners had conducted extensive exploration on the property. Coronado has continued exploration at the property through a program of core drilling to confirm reserves, establish additional resources and assess the geotechnical viability of mining.

Logan produces primarily High-Vol Met coal (HVA HCC and HVB HCC), mined from various seams of the Kanawha Formation, most of which are situated below drainage; however, several Met coal seams are situated above drainage. Logan also produces thermal coal from upper portions of the Kanawha Formation.

Most of Logan’s Met coal production is attributable to its four active underground mines, Powellton No. 1, Lower War Eagle, Eagle No. 1 and Muddy Bridge, each of which uses the room and pillar mining method. The Powellton No. 1 mine utilizes one continuous miner super section to extract coal from the Upper Powellton seam, which is situated above or below drainage, depending on the relief of the property, and accessed by a shallow slope and crop. The Lower War Eagle mine utilizes two continuous miner super sections to extract coal from the Lower War Eagle seam, which is situated below drainage throughout the property and accessed by slope. The Eagle No. 1 mine utilizes three continuous miner super sections to extract coal from the No. 2 Gas seam, which is situated above drainage throughout the property and accessed by drift entry. The Muddy Bridge mine utilizes two continuous miner super sections to extract coal from the No. 2 Gas seam, which is situated above drainage throughout the property and accessed by drift entry.

A majority of the sections of the active underground mines at Logan are configured as full super sections, with two continuous miners per section. Each section also has two or four roof bolters, three or six shuttle cars and two scoops. From the continuous miner at the production face, the shuttle cars haul extracted coal to a feeder breaker, which transfers raw coal to a conveyor belt for transport to a surface stockpile holding area. A shared overland conveyor carries raw coal from the Powellton No. 1 and Lower War Eagle mines to a CPP. Trucks haul raw coal from the Eagle No. 1 mine to the CPP and from the Muddy Bridge mine to the Logan overland conveyor. The CPP has a feed rate capacity of 1,088 raw tph. The CPP site includes raw coal storage, clean coal storage, a loadout connected to a CSX rail line and refuse disposal area.

The Toney Fork surface mine extracts Met and thermal coal using the area mining method. The current LOM plan for Toney Fork also contemplates utilizing contour and highwall mining methods at various times during the life of the mine. The mine uses a spread of front-end loaders, large tractors/dozers and rock trucks to remove overburden and expose the coal. We will deploy highwall mining when overburden volumes exceed economical stripping ratios associated with area and contour mining. Trucks haul raw coal from Toney Fork to the CPP site for cleaning or to the loading site to be shipped directly to customers.

Our current plans at Logan contemplate 12 proposed mines, consisting of nine underground mines and three surface mines, including the five mines currently in operation. The proposed underground mines would extract coal using the room and pillar mining method, and the proposed surface mines would extract coal using area, contour or highwall mining methods, or some combination thereof.

Generally, the mining equipment and facilities at Logan are in good operating condition. We focus on the long-term potential of the mine complex and regularly monitor developments in the mining industry for technology improvements and new equipment that could help us increase efficiency and lower our costs. Logan’s oldest mining equipment and facilities, including the CPP and loadout facility, began operations in 2008, when the Powellton No. 1 mine started production. Since acquiring the Logan operations, we have implemented improvements at the CPP, which have resulted in increased capacity. From time to time, we also update and improve other equipment and facilities to maintain their usefulness and optimize our competitiveness. As of December 31, 2021, the book value of Logan and its associated plant and equipment was $226.2 million.

We are not aware of any significant encumbrances or defects in title with respect to the property. Additionally, we believe we have obtained all requisite mining and discharge permits to conduct our operations at Logan and expect to be able to obtain or renew all required permits in the future. The Logan mine complex holds 25 state permits with associated NPDES permits.

Logan is subject to a federal black lung excise tax of $1.21 per ton for underground mining and $0.28 per ton for surface and highwall mining; however, this tax applies only with respect to coal sold domestically. Logan is also subject to a federal reclamation fee of $0.13 per ton for underground mining and $0.31 per ton for surface and highwall mining. Additionally, Logan is subject to a West Virginia reclamation tax of $0.308 per ton and a West Virginia severance tax of 1.0% to 5.0% of revenues for all coal produced. See Item 1. “Business—Regulatory Matters—United States” for a discussion of the permitting conditions applicable to Logan.

Summaries of Logan’s coal resources and reserves as of December 31, 2021 are shown in Tables 8 and 9, respectively.

Coronado Global Resources Inc. Form 10-K December 31, 2021 90

Table 8. Logan – Summary of Coal Resources Exclusive of Reserves at the End of the Fiscal Year Ended December 31, 2021.(1)

	Coal Resources (Dry Tons, In Situ, MMt)(2)(3)				Quality (Air-Dried Basis)
	Measured	Indicated	Measured + Indicated	Inferred	Ash	Sulfur	Volatile Matter
December 31, 2021	46	37	83	3	24.0%	1.0%	28.0%

(1)Pricing for resources is described in Section 11.3.1 of the Logan TRS. Based on assumed long-term average price of $130 per ton (FOB loadout) for underground-mineable resources, representing the long-term average price forecast for HVB provided by Coronado. Surface resources were assessed at a sales price of $52 per Mt (FOB loadout) based on estimated historical pricing for Coronado’s surface operations.

(2)Exclusive of reserve tons. Table 1-1 of the Logan TRS provides a summary of Logan resource tons inclusive of reserve tons as of December 31, 2021.

(3)Reported on a dry basis. Surface moisture and inherent moisture are excluded.

Table 9. Logan – Summary of Coal Reserves (Marketable Sales Basis) at the End of the Fiscal Year Ended December 31, 2021.(1)

	Demonstrated Coal Reserves (Wet Tons, Washed or Direct Shipped, MMt)(2)			Quality (Air-Dried Basis)
	Proven	Probable	Total	Ash	Sulfur	Volatile Matter
December 31, 2021	53	20	74	8.0%	0.9%	35.0%

(1)Pricing data as provided by Coronado is described in Section 16.2 of the Logan TRS. The pricing data assumes respective HVA, HVB, specialty markets and thermal FOB-mine prices of approximately $224, $123, and $51 per Mt for calendar year 2022. HVA, HVB, and thermal prices decrease to approximately $145, $115, and $51 per Mt, respectively, through year 2026, and then increase to $227, $189, and $51 per Mt, respectively, through year 2050 (after which sales prices were held constant).

(2) Reported on a 4.5% - 6.0% moisture basis.

From December 31, 2020 to December 31, 2021, total reserves decreased by approximately 2.0%, from approximately 75.0 MMt to 73.5 MMt. This net reduction of 1.5 MMt of total reserves was attributable to a combination of updates to the mine plans along with one year of mining depletion.

John W. Eckman, CPG, and Justin S. Douthat, PE, MBA, of Marshall Miller & Associates, Inc., whom we refer to as the U.S. QPs, prepared the estimates of coal resources and reserves as of December 31, 2021 summarized in Tables 9 and 10. Both are full-time employees of Marshall Miller & Associates, Inc. and recognized as QPs. A copy of the U.S. QPs’ TRS with respect to Logan, dated as of February 18, 2022, or the Logan TRS, is filed as Exhibit 96.3 hereto. The U.S. QPs are not affiliated with Coronado.

The U.S. QPs prepared the estimates of coal resources and reserves using core drilling data available from exploration activities at Logan conducted by numerous entities over time. Most of this information was obtained prior to our acquisition of the property, using varying drilling and core-logging techniques, survey methods and testing procedures. As a result, in verifying the data, the U.S. QPs made certain assumptions about the adequacy of the processes performed and comparability of the data based on their professional experience and familiarity with Logan. Per Section 12.1 of the Logan TRS, coal reserves were classified as proven or probable considering “modifying factors,” including mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. Section 22.2 of the Logan TRS includes a risk assessment of the key modifying factors that could potentially impact the operations and therefore the estimate of coal reserves and resources.

Coronado Global Resources Inc. Form 10-K December 31, 2021 91

As summarized in Section 7.1 in the Logan TRS, the U.S. QPs utilized 1,127 available core, rotary, and gas well drilling on and around the Logan property. Points of observation include exploration drill holes, degas holes, and mine measurements, which have been fully vetted and processed into a geologic model. The geologic model is based on seam depositional modeling, the interrelationship of overlying and underlying strata on seam mineability, seam thickness trends, the impact of seam structure (i.e., faulting), intra-seam characteristics, etc. The U.S. QPs completed a geostatistical analysis on drill holes within the reserve boundaries to determine the applicability of the common United States classification system for measured and indicated coal resources. Historically, the United States has assumed that coal within 0.4 kilometers of a point of observation represents a measured resource whereas coal between 0.4 kilometers and 1.2 kilometers from a point of observation is classified as indicated. Inferred resources are commonly assumed to be located between 1.2 kilometers and 4.8 kilometers from a point of observation. The U.S. QPs performed a geostatistical analysis of the Logan data set using the DHSA method. DHSA prescribes measured, indicated, and inferred drill hole spacings be determined at the 10%, 20%, and 50% levels of relative error, respectively. Comparing the results of the DHSA to the historical standards, it is evident that the historical standards are more conservative than even the most conservative DHSA model with regards to determining measured resources. The Exponential and Spherical models recommend using a radius of 0.87 kilometers for measured resources compared to the historical value of 0.4 kilometers. With respect to indicated resources the Spherical and Exponential models recommend using a radius 1.53 kilometers. The historical radius of 1.2 kilometers is therefore also more conservative than the DHSA results for indicated resources. These results have led the U.S. QPs to report the data following the historical classification standards, rather than use the results of the DHSA.

Coal quality is instrumental in determining the viability of a coal deposit. Per Section 8.2 of the Logan TRS, coal quality conforms to the ASTM standards. These quality attributes aided in converting dry, in-place tons to demonstrated coal reserves (recoverable washed tons). The reserve and resource criteria are presented in Table 11-1 of the Logan TRS, including assumptions related to seam density, minimum cutoff thickness, and recoveries. Pricing data as provided by Coronado is described in Section 16.2 of the Logan TRS.

Regarding production rates as described in Section 13.2 of the Logan TRS, the projected underground mines are set up similarly to the four active underground operations as of December 31, 2021. Each mine is scheduled to operate one to three production sections. All sections are configured as full super sections with two continuous miners per section. Three surface resource areas were modeled. Mining operations are projected to utilize area, as well as contour, mining methods. The three areas planned for highwall mining are assumed to be mined by a contractor; therefore, the contractor costs included in the financial model assume that the contractor is responsible for staffing those operations along with providing necessary equipment capital. Spoil for final highwall reclamation is expected to come from strategic placement of spoil on pre-existing benches by haul trucks such that they are within the push distance of the reclamation dozer. Additional information regarding mine-specific production factors can be found in Section 13.4 of the Logan TRS.

Mon Valley

The Mon Valley mine complex comprises three development-stage mining properties, namely, Pangburn, Shaner and Fallowfield, each consisting of a proposed underground mine that would produce High-Vol Met coal using the room and pillar mining method. The preliminary design for the properties also includes plans for surface facilities and a preparation plant for each mine. The properties reside in Allegheny, Washington and Westmoreland Counties in southwestern Pennsylvania. The proposed facilities include a barge loading dock and CSX rail loadout on the Monongahela River in Allegheny County, Pennsylvania, which would ship clean coal from all three mines to end customers. A map of Mon Valley is shown in Figure 6.

Coronado Global Resources Inc. Form 10-K December 31, 2021 92

Figure 6. Coronado Mon Valley Mine Complex Property Location Map.

Mon Valley is located approximately 22.5 kilometers southeast of Pittsburgh, Pennsylvania, near the communities of Bentleyville, Lockview, Monongahela, Elizabeth, Sutersville and Irwin, Pennsylvania. The coordinates of the proposed infrastructure are latitude 40° 15' 24" and longitude 79° 53' 50" (Easting 1,398,821’, Northing 343,480’ – in the PA State Plane South NAD 27 grid system). From U.S. Interstate 70 and Pennsylvania Route 51, which traverse the Fallowfield and Pangburn areas, respectively, a well-developed network of improved and unimproved roads allows general access to the property. The Monongahela and Youghiogheny Rivers also run through the property. The primary means of transport for produced coal would be by barge on the Monongahela River/Ohio River system. Additionally, a CSX rail line located along the banks of the Monongahela River would provide another option for the shipment of coal.

Mon Valley has sources of water, power, and supplies readily available for use. Personnel in the area have historically been sourced from the surrounding communities in Allegheny, Washington, and Westmoreland Counties, and have proven to be adequate in numbers to operate the mines. As mining is common in the surrounding areas, the workforce is generally familiar with mining practices, and many are experienced miners. Water is expected to be sourced locally from a nearby public water sources or rivers. Electricity is anticipated to be sourced from West Penn Power. The service industry in the areas surrounding the proposed mine complex has historically provided supplies, equipment repairs and fabrication, etc.

The property mineral rights are composed of 41,615 total hectares, of which 1,339 are leased from private landholders under two leases, and 40,276 hectares are owned by Coronado. Subject to Coronado’s exercising its renewal rights thereunder, both of the leases expire upon exhaustion of the relevant coal reserves, which is expected to occur in 2099.

A predecessor of CONSOL Energy previously controlled the properties. We acquired the properties from CONSOL Energy in March 2016 in connection with the acquisition of the Buchanan property.

Before we acquired Mon Valley, CONSOL Energy had conducted extensive exploration of Mon Valley. We have continued an exploration program focused on defining reserves and assessing the geotechnical viability of mining.

Mon Valley is capable of producing primarily a High-Vol Met coal from the Upper Freeport seam of the Pennsylvania-age Allegheny Formation. The seam is situated below drainage throughout the properties and would be accessed with slopes and shafts. The seam thickness in the projected mining areas averages 1.95 meters.

Coronado Global Resources Inc. Form 10-K December 31, 2021 93

Under our current mine development plans, production would begin at the Pangburn mine in 2031, followed by the Shaner mine in 2037 and, finally, the Fallowfield mine in 2056. The proposed Mon Valley underground mines would use the room and pillar mining method with limited pillaring as to cause no subsidence. Each mine would have three continuous miner sections, with two continuous miners, two roof bolters, four shuttle cars and two scoops per section. The shuttle cars would haul extracted coal from the production face to a feeder breaker-conveyor system, which would carry raw coal to a surface stockpile and CPP. The CPPs and surface facilities would have large raw and clean coal storage areas to facilitate efficient loading of clean coal into barges or rail cars for transport. We have not yet completed detailed designs of the infrastructure or surface facilities for the proposed Shaner and Fallowfield mines.

As of December 31, 2021, the book value of Mon Valley was $17.4 million.

We are not aware of any significant encumbrances or defects in title with respect to the properties. However, we will be required to obtain alternate zoning approval from the local township. Further, we will be required to submit formal permit applications to state or federal regulatory agencies. Although we have commenced the work to obtain the necessary permits and zoning variances, we are aware that the period of time necessary to obtain final authorizations, for purposes of commencing the development, construction and ultimate production at the proposed mine site, may be significant, and there can be no assurance that we can obtain the necessary zoning and permits. See Item 1. “Business—Regulatory Matters—United States” for a discussion of the permitting conditions applicable to Mon Valley.

Coal mined from the Mon Valley mine complex would be subject to a federal black lung excise tax of $1.21 per ton for underground mining and a federal reclamation tax of $0.13 per ton for underground mining. However, the federal black lung excise tax will only apply with respect to coal sold domestically.

Mon Valley contains no resources exclusive of reserve tons as of December 31, 2021. Table 1-1 of the Mon Valley TRS provides a summary of Mon Valley resource tons inclusive of reserve tons as of December 31, 2021.

A summary of Mon Valley’s coal reserves as of December 31, 2021 is shown in Table 10.

Table 10. Mon Valley – Summary of Coal Reserves (Marketable Sales Basis) at the End of the Fiscal Year Ended December 31, 2021.(1)

	Demonstrated Coal Reserves (Wet Tons, Washed or Direct Shipped, MMt)(2)			Quality (Air-Dried Basis)
	Proven	Probable	Total	Ash	Sulfur	Volatile Matter
December 31, 2021	78	57	134	8.0%	1.2%	35.0%

(1)Pricing data as provided by Coronado is described in Section 16.2 of the Mon Valley TRS. The pricing data assumes HVB domestic and export FOB-mine prices of approximately $137 and $120 per Mt, respectively, for calendar year 2027. HVB domestic and export prices increase to approximately $221 and $193 per Mt, respectively, through year 2050, and then increased by 1% annual inflation thereafter.

(2) Reported on a 6.0% moisture basis.

Total reserves did not change from December 31, 2020 to December 31, 2021.

Scott Peterson, CPG, and Justin S. Douthat, PE, MBA, of Marshall Miller & Associates, Inc., whom we refer to as the U.S. QPs, prepared the estimates of coal resources and reserves summarized in Tables 13 and 14. Both are full-time employees of Marshall Miller & Associates, Inc. and recognized as QPs. A copy of the U.S. QPs’ TRS with respect to Mon Valley (Pennsylvania Upper Freeport Holdings), dated as of February 18, 2022, or the Mon Valley TRS, is filed as Exhibit 96.4 hereto. The U.S. QPs are not affiliated with Coronado.

The U.S. QPs prepared the estimates of coal resources and reserves using core drilling data available from exploration activities at Mon Valley conducted by numerous entities over time. Most of this information was obtained prior to our acquisition of the Property, using varying drilling and core-logging techniques, survey methods and testing procedures. As a result, in verifying the data, the U.S. QPs made certain assumptions about the adequacy of the processes performed and comparability of the data based on their professional experience and familiarity with Mon Valley.

Per Section 12.1 of the Mon Valley TRS, coal reserves were classified as proven or probable considering “modifying factors,” including mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors. Section 22.2 of the Mon Valley TRS includes a risk assessment of the key modifying factors that could potentially impact the operations and therefore the estimate of coal reserves and resources.

Coronado Global Resources Inc. Form 10-K December 31, 2021 94

As summarized in Section 7.1 in the Mon Valley TRS, the U.S. QPs utilized approximately 750 available core and rotary holes on and around the Mon Valley properties. Points of observation include exploration drill holes, degas holes, and mine measurements, which have been fully vetted and processed into a geologic model. The geologic model is based on seam depositional modeling, the interrelationship of overlying and underlying strata on seam mineability, seam thickness trends, the impact of seam structure (i.e. faulting), intra-seam characteristics, etc. The U.S. QPs completed a geostatistical analysis on drill holes within the reserve boundaries to determine the applicability of the common United States classification system for measured and indicated coal resources. Historically, the United States has assumed that coal within 0.4 kilometers of a point of observation represents a measured resource whereas coal between 0.4 kilometer and 1.2 kilometers from a point of observation is classified as indicated. Inferred resources are commonly assumed to be located between 1.2 kilometers and 4.8 kilometers from a point of observation. The U.S. QPs performed a geostatistical analysis of the Pennsylvania data set using the DHSA method. DHSA prescribes measured, indicated, and inferred drill hole spacings be determined at the 10-percent, 20-percent, and 50-percent levels of relative error, respectively. Comparing the results of the DHSA to the historical standards, it is evident that the historical standards are more conservative than even the most conservative DHSA model with regards to determining measured resources. The Gaussian and Spherical models recommend using a radius of 0.72 kilometers for measured resources compared to the historical value of 0.4 kilometers. With respect to indicated resources the DHSA falls in line closely with the historical standards. The Exponential model recommends using a radius 1.43 kilometers, while the Spherical and Gaussian models recommend a radius of 1.42 kilometers, respectively. These values line up closely with the historical radius of 1.2 kilometers. These results have led the U.S. QPs to report the data following the historical classification standards, rather than use the results of the DHSA.

Coal quality is instrumental in determining the viability of a coal deposit. Per Section 8.2 of the Mon Valley TRS, coal quality conforms to the ASTM standards. These quality attributes aided in converting dry, in-place tons to demonstrated coal reserves (recoverable washed tons). The reserve and resource criteria are presented in Table 11-1 of the Mon Valley TRS, including assumptions related to seam density, minimum cutoff thickness, and recoveries. Pricing data as provided by Coronado is described in Section 16.2 of the Mon Valley TRS.

Regarding production rates as described in Section 13.2 of the Mon Valley TRS, the Mon Valley mine complex is not yet active, with three distinct mines and CPPs planned. The mine plan and productivity expectations reflect historical performance from other similar mines with similar conditions and efforts have been made to adjust the plan to reflect future conditions. Mine development and operation have not been optimized within the Mon Valley TRS. Additional mine-specific factors can be found in Section 13.4 of the Mon Valley TRS.

Greenbrier (Non-Material Property)

The Greenbrier property has been idled since April 1, 2020. During the fourth quarter of 2020, the Company committed to a plan to sell Greenbrier on the basis that it does not form part of the Company’s core business strategy. The Greenbrier property is not considered material to Coronado’s business or financial conditions. Resources exclusive of reserves are based on assumed long-term average price of $122 per ton (FOB loadout) for underground-mineable resources and between $116 to $120 per Mt (FOB loadout) for surface/highwall mining resources, representing the Company’s long-term average price forecast for Greenbrier. The pricing data assumes respective Mid-Vol, Low-Vol and thermal/PCI FOB-mine prices of approximately $147, $137 and $76 per Mt for calendar year 2027. Mid-Vol, Low-Vol and thermal/PCI prices increase to approximately $196, $181 and $102 per Mt, respectively, through year 2040. The Greenbrier operations are projected to be fully depleted in 2042. Marketable reserve tons are reported on a moist basis, including a combination of surface and inherent moisture. The combination of surface and inherent moisture is modeled at 6.0%.

Russell County (Non-Material Property)

The Russell County property is not considered material to Coronado’s business or financial conditions. In addition, pursuant to the current mine plan, the property will only start generating cash flows when it commences production in 2039. Resources exclusive of reserves are based on assumed long-term average price of $125 to $128 per Mt (FOB loadout), representing the Company’s long-term average price forecast for Russell County. The pricing data assumes HVA FOB-mine prices with a weighted LOM average of approximately $208 per Mt. Marketable reserve tons are reported on a moist basis, including a combination of surface and inherent moisture. The combination of surface and inherent moisture is modeled at 6.0%.

Coronado Global Resources Inc. Form 10-K December 31, 2021 95

Internal Controls

Our staff of geologists and engineers worked with the qualified persons throughout the mineral resource and reserve estimation process and provided data from our own exploration and operating activities at the properties. We have internal control procedures, including quality assurance/quality control procedures and internal verification of input data and geological modelling, subject to multi-level review, to help ensure the validity of the data. These procedures include, but are not limited to:

•Oversight and approval of each annual statement by responsible senior officers;

•Independent, external review of new and materially changed estimates at regular intervals;

•Annual reconciliation with internal planning by our staff of geologists and engineers to validate coal reserve and coal resource estimates for operating mines, including the following procedures:

•Assessments of drilling, sampling and quality assurance/quality control data, resource modelling, resource estimation, classification, and reporting;

•Assessment and benchmarking of production assumptions, mining rate and production schedules against historical production data;

•Assessments of capital and operating costs against other comparable projects for reasonableness;

•Continual identification and evaluation of material technical issues likely to impact the five-year plan and the future performance of producing properties;

•An examination of historical information and results in respect of the technical aspects of the properties by our staff of geologists and engineers, including a review of the following key elements:

•Geology mapping, reports and models, including geotechnical and hydrology aspects;

•Coal resource and coal reserve estimates;

•Mining operations and proposed growth options;

•Coal preparation facilities;

•Coal handling and transport;

•Environmental matters and approvals;

•Land management, including leases and other pertinent agreements;

•Veracity of existing information supporting five-year plans and business plans;

•Identification of key project drivers; and

•Risks and opportunities.

The pricing information used for preliminary resource valuation and to estimate our proven and probable coal reserves was based on prices under our existing contracts and price forecasts. Below is a description of some of the factors that could affect price forecasts for Met and thermal coal products on a mine-by-mine and product-by-product basis. Differences between the assumptions and analyses included in the price forecasts and realized factors could cause actual pricing to differ from the forecasts.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 96

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

The cost information that the QPs used for preliminary resource valuation and to estimate our proven and probable reserves were generally internal projected future costs based on historical costs and expected future trends. The estimated costs normally include mining, processing, transportation, royalty, tax and other mining-related costs. Our estimated mining and processing costs reflect projected changes in prices of consumable commodities (mainly diesel fuel, natural gas, explosives and steel), labor costs, geological and mining conditions, targeted product qualities and other mining-related costs. Estimates for other sales-related costs (mainly transportation, royalty and tax) are based on contractual prices or fixed rates. Specific factors that may impact the cost at our various operations include:

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

•Transportation costs. We have entered into arrangements with third parties to gain access to transportation infrastructure and services where required, including rail carriers and port owners. Where coal is exported or sold other than at the mine gate, the costs associated with these arrangements represent a significant portion of both the total cost of supplying coal to customers and of our production costs. As a result, the cost of transportation is not only a key factor in our cost base but also in the purchasing decision of customers. Our transportation costs vary by region. See Item 1. “Business—Transportation” for more information regarding transportation arrangements for our operations.

Coronado Global Resources Inc. Form 10-K December 31, 2021 97

•Royalty costs. As conditions to certain of the Tenements, Curragh is subject to royalties payable to the Queensland government as described in Item 1. “Business—Regulatory Matters—Australia—Mineral Resources Act 1989 (Qld)”). These royalties are in addition to the Stanwell rebate, as described in Item 1. “Business—Customers—Australia Sales and Marketing—Stanwell.” Royalty costs at our U.S. Operations are based upon contractual agreements for the coal leased from private owners and vary from property to property and by the type of mine (i.e., surface or underground). The royalty rates under leases at our U.S. Operations range between 3% - 9% of revenues from coal sales. Under some of the leases, we are required to pay minimum royalties, regardless of production, and/or “wheelage fees” (i.e., fees payable on coal mined and removed from properties other than the particular leasehold and hauled across the leasehold premises).

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

For further discussion of comprehensive risk inherent in the estimation, see Item 1A. “Risk Factors—Operational and Technology Risks—We rely on estimates of our recoverable resources and reserves, which are complex due to geological characteristics of the properties and the number of assumptions made.”

Coronado Global Resources Inc. Form 10-K December 31, 2021 98

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 99

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 100

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

Holders

As of December 31, 2021, we had 167,645,373 shares of our common stock issued and outstanding with 5,278 holders of record. The holders included CHESS Depositary Nominees Pty Limited, which held 90,337,270 shares of our common stock in the form of CDIs on behalf of the CDI holders; there were 5,277 registered owners of our CDIs on December 31, 2021.

Series A Preferred Share

On September 20, 2018, we issued the Series A Preferred Share to Coronado Group LLC, at par value. The offer, sale, and issuance of the Series A Share were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of the Series A Share acquired the Series A Share for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the Series A Share.

Dividends

The payment of dividends is at the discretion of the Board of Directors. The decision as to whether or not a dividend will be paid will be subject to a number of considerations including the general business environment, operating results, cash flows, future capital requirements, regulatory and contractual restrictions, as well as applicable covenants under the indenture governing our senior secured notes and covenants under the ABL Facility and any other factors the Board of Directors may consider relevant.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, we did not issue any shares of our common stock in a transaction that was not registered under the Securities Act during the year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We had no repurchases of equity securities for the three months ended December 31, 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2021 101

ITEM 6. [Reserved]

Coronado Global Resources Inc. Form 10-K December 31, 2021 102

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Overview

For the year ended December 31, 2021, we produced 17.4 MMt and sold 17.8 MMt of coal. Met coal and thermal coal sales represented 81.4% and 18.6%, respectively, of our total volume of coal sold and 94.6% and 5.4%, respectively, of total coal revenues.

During the year ended December 31, 2021, seaborne prices reached record highs with both the Australian and U.S. coal price indices increasing largely as result of continued strong global steel demand and supply disruptions, mainly in in Australia, North America and China, caused by mine closures due to safety and environmental factors, labor shortages impacting production output and adverse weather conditions.

Coronado has continued to take advantage of its unique geographical diversification as a Met coal supplier of scale to meet the requirements of steel customers across the globe. While Chinese import restrictions on Australian coal persisted throughout 2021, our U.S. Operations benefited from their ability to export coal to China in a favorable pricing environment during the year ended December 31, 2021.

Our results of operations for the year ended December 31, 2021 benefited from higher averaged realized Met coal price, lower capital expenditure across our business and the continued ramp up of production at our U.S. Operations driven by increased demand from China for U.S. sourced metallurgical coals.

Despite these favorable conditions, our results for the year ended December 31, 2021, were adversely impacted by (1) temporary suspension of certain mining operations at Curragh following a tragic fatality in November 2021 which constrained production in the fourth quarter; (2) effects of La Nina weather pattern in Australia, which disrupted certain mining and logistics activities, (3) operational issues at the Australian Operations due to breakdown of certain mining equipment, (4) cost of additional fleets deployed at Curragh to accelerate overburden removal to increase coal availability, (5) labor shortages at Logan due to COVID-19 and (6) adverse geological conditions in certain mines of our U.S. Operations.

Coal revenues from our Australian Operations for the year ended December 31, 2021 increased 35.8% compared to the same period in 2020, driven by increased average realized Met coal pricing from $94.4 to $143.1 per Mt sold. Sales volumes were lower for the year ended December 31, 2021 compared to the same period in 2020 due to temporary suspension of certain mining operations following a safety incident in November 2021, equipment breakdown and seasonally higher wet weather conditions. Operating costs for the year ended December 31, 2021 were $126.2 million, or 12.8%, higher compared to the corresponding period in 2020 driven by higher mining costs (due to accelerated overburden removal), royalties and freight expenses, which together with lower coal sales volume, resulted in an unfavorable increase in operating costs of $18.6 per Mt sold.

From our U.S. Operations, production and sales volumes were 1.2MMt and 0.6Mt higher, respectively, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to mining operations, returning to pre- COVID-19 levels. Higher sales volumes and higher average realized Met coal prices per Mt sold during the year ended December 31, 2021 resulted in Coal revenues increasing by $347.2 million, or 72.1%, compared to the corresponding period in 2020. Operating costs for the year ended December 31, 2021 were $120.4 million, or 29.8% higher, compared to the corresponding period in 2020 driven by higher mining and freight costs.

Refinancing transaction

During the year ended December 31, 2021, we successfully completed a refinancing initiative which comprised of the ABL Facility with an aggregate principal amount of $100.0 million, an offering of 10.750% senior secured notes due 2026, or the Notes, in an aggregate principal amount of $350.0 million and a fully underwritten equity entitlement offer of $101.4 million. These transactions provide Coronado increased financial flexibility by eliminating the application of the financial covenants under the prior syndicated facility agreement, or the SFA, and introducing new debt with terms that are more sustainable for our business.

Refer to Note 7 “Capital Structure” and Note 17 “Interest bearing liabilities” to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Coronado Global Resources Inc. Form 10-K December 31, 2021 103

Notes Redemption

On November 16, 2021, we exercised our optional redemption rights and redeemed $35.0 million, or 10%, of the aggregate principal amount of our Notes at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption. We recorded a “Loss on debt extinguishment” of $2.8 million in the Consolidated Statement of Operations and Comprehensive Income, which represents the premium paid on redemption and a portion of unamortized debt issuance costs and discount on issuance.

Sale of Amonate Mining Asset

On December 2, 2021, we completed the sale of our Amonate mining asset to Ramaco Resources Inc. resulting in a pre-tax net realized gain of $14.8 million, comprised of sales proceeds of $30.0 million less carrying value of $12.6 million and transaction costs of $2.6 million, recorded within “Gain on disposal of assets” in our Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2021.

Xcoal

On May 27, 2021, Xcoal Energy and Resources, or Xcoal, ceased to be a related party under U.S. GAAP, after Xcoal’s founder, chief executive officer and chief marketing officer, Mr. Ernie Thrasher, retired as a non-executive director of the Company.

During the year ended December 31, 2021, Xcoal repaid its past due balance of $85.2 million from 2020 in full. At December 31, 2021, we fully reversed the provision for discounting and credit losses of $9.0 million recorded at December 31, 2020.

“Coal revenues from related parties” of $97.3 million in the Consolidated Statements of Operations and Comprehensive Income for the period up to May 27, 2021, represent revenues from Xcoal while it was a related party. Revenues from coal sales to Xcoal after May 27, 2021 of $137.1 million for the year ended December 31, 2021, are included within “Coal revenues” in the Consolidated Statements of Operations and Comprehensive Income.

From July 1, 2021, we agreed to credit terms with Xcoal. Any sales in excess of the credit amount will be made on prepayment, letter of credit and cash on delivery basis.

At December 31, 2021, amounts outstanding from Xcoal in respect of coal sales was $35.2 million, of which $17.9 million was past due, and is included within “Trade receivables, net” on the Consolidated Balance Sheet. Subsequent to December 31, 2021, the Company has collected the Xcoal’s past due balance in full. The carrying value of trade receivables from Xcoal at December 31, 2021, net of provision for credit losses of $0.4 million, was $34.8 million.

Safety

For our Australian Operations, the twelve-month rolling average TRIFR at December 31, 2021 was 3.07 compared to 9.40 at the end of December 31, 2020. At our U.S. Operations, the twelve-month rolling average TRIR, at December 31, 2021 was 2.51 compared to 2.28 at the end of December 31, 2020. Reportable rates for our Australian and U.S. Operations are below the relevant industry benchmarks.

The safety of our workforce is our number one priority and Coronado remains focused on the safety and wellbeing of all employees and contracting parties.

COVID-19 response

The COVID-19 Steering Committee has successfully monitored the effect of the pandemic across our Australian Operations, and U.S. Operations and continues to implement proactive preventative measures to ensure the safety and well-being of employees and contractors. During the year ended December 31, 2021, we implemented a Vaccine Incentive Program at our U.S. Operations that provides a cash payment to employees who get vaccinated. Since the program commenced, vaccination rates amongst our U.S. workforce have improved significantly. At our Australian Operations, vaccination rates continue to increase according to the Australian Federal and Queensland state government’s vaccination program, reaching 90% of the Queensland state population fully vaccinated. Our efforts are now firmly behind the encouragement of booster shots to ensure prolonged protection. The COVID-19 Steering Committee continues to execute action plans to manage the risks associated with COVID-19 variants.

Coronado Global Resources Inc. Form 10-K December 31, 2021 104

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

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. These financial and operating metrics include: (i) safety and environmental metrics; (ii) total sales volumes and average realized price per Mt sold, which we define as total coal revenues divided by total sales volume; (iii) Met sales volumes and average realized Met price per Mt sold, which we define as Met coal revenues divided by Met sales volume; (iv) average segment mining costs per Mt sold, which we define as mining costs divided by sales volumes (excluding non-produced coal) for the respective segment; and (v) average segment operating costs per Mt sold, which we define as segment operating costs divided by sales volumes for the respective segment.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 105

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Summary

The financial and operational highlights for the year ended December 31, 2021:

•Sales volume totaled 17.8 MMt for the year ended December 31, 2021, or 0.4 MMt lower than the year ended December 31, 2020. The lower sales volumes were attributable to our Australian Operations, primarily due to temporary suspension of operations following the fatality in November 2021, equipment breakdowns, wet weather conditions and labor shortage due to COVID-19.

•Net income increased by $416.0 million, from a net loss of $226.5 million for the year ended December 31, 2020, to a net income of $189.4 million for the year ended December 31, 2021. The higher net income was largely a result of higher coal sales revenues and the prior year including the impact of a non-cash impairment charge relating to Greenbrier, partially offset by higher operating costs, interest charges and income tax expense in 2021.

•Strong demand and higher prices in the seaborne Met coal market, especially in the second half of 2021 with coal index prices reaching record highs, caused by China's import policy decisions, post pandemic steel demand and impact of La Nina weather patterns, resulted in average realized Met pricing of $138.0 per Mt sold for the year ended December 31, 2021, or 52.5% higher compared to $90.5 per Mt sold for the year ended December 31, 2020.

•Adjusted EBITDA for the year ended December 31, 2021, totaled $486.1 million, an increase of $432.3 million, from Adjusted EBITDA of $53.8 million for the year ended December 31, 2020, driven by higher coal revenues partially offset by higher operating costs.

•Cash provided by operating activities was $442.0 million for the year ended December 31, 2021, an increase of $445.0 million compared to cash used of $3.0 million for the year ended December 31, 2020.

•As of December 31, 2021, the Company had total available liquidity of $537.7 million, consisting of $437.7 million of cash (excluding restricted cash) and $100 million of availability under the ABL Facility. The ABL Facility is subject to a springing fixed charge coverage ratio test if availability is less than a certain amount.

Coronado Global Resources Inc. Form 10-K December 31, 2021 106

	For Year Ended December 31,
	($ in thousands)
	2021	2020	Change	%
Revenues:
Coal revenues	2,108,331	1,423,599	684,732	48.1%
Other revenues	40,140	38,663	1,477	3.8%
Total revenues	2,148,471	1,462,262	686,209	46.9%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	1,195,250	1,014,879	180,371	17.8%
Depreciation, depletion and amortization	177,875	191,189	(13,314)	(7.0%)
Freight expenses	241,862	185,863	55,999	30.1%
Stanwell rebate	55,403	103,039	(47,636)	(46.2%)
Other royalties	142,751	84,891	57,860	68.2%
Selling, general, and administrative expenses	30,666	30,352	314	1.0%
Restructuring costs	2,300	—	2,300	100.0%
Total costs and expenses	1,846,107	1,610,213	235,894	14.6%
Other income (expenses):
Interest expense, net	(68,062)	(50,585)	(17,477)	34.5%
Loss on debt extinguishment	(8,477)	—	(8,477)	100.0%
Impairment of assets	—	(78,111)	78,111	(100.0%)
Decrease (increase) in provision for discounting and credit losses	8,042	(9,298)	17,340	(186.5%)
Gain on disposal of asset	14,845	—	14,845	100.0%
Other, net	(6,187)	(608)	(5,579)	917.6%
Total other income (expense), net	(59,839)	(138,602)	78,763	(56.8%)
Net income (loss) before tax	242,525	(286,553)	529,078	184.6%
Income tax (expense) benefit	(53,102)	60,016	(113,118)	(188.5%)
Net (loss) income	189,423	(226,537)	415,960	183.6%
Less: Net loss attributable to noncontrolling interest	(2)	(69)	67	(97.1%)
Net income (loss) attributable to Coronado Global Resources Inc.	189,425	(226,468)	415,893	183.6%

Coal Revenues

Coal revenues were $2,108.3 million for the year ended December 31, 2021, an increase of $684.7 million, compared to $1,423.6 million for the year ended December 31, 2020. This increase was largely driven by higher sales volumes at our U.S. Operations and increased average realized Met coal price for the year ended December 31, 2021 of $138.0 per Mt sold, an increase of $47.4 per Mt sold compared to $90.5 per Mt sold for the same period in 2020, due to favorable market conditions and higher index prices, most significantly in the second half of 2021.

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

Total cost of coal revenues was $1,195.3 million for the year ended December 31, 2021, an increase of $180.4 million, or 17.8%, compared to $1,014.9 million for the year ended December 31, 2020. Cost of coal revenues for our U.S. Operations increased $60.9 million during the year ended December 31, 2021, as compared to the prior year, due to higher sales volumes and operations returning to pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months in prior year. Cost of coal revenues for our Australian Operations for the year ended December 31, 2021 were $119.5 million higher compared to the year ended December 31, 2020, driven by the additional fleet mobilized to accelerate overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the year ended December 31, 2021, of A$/US$: 0.75 compared to 0.69 for the same period in 2020.
Coronado Global Resources Inc. Form 10-K December 31, 2021 107

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $177.9 million for the year ended December 31, 2021, a decrease of $13.3 million, as compared to $191.2 million for the year ended December 31, 2020. The decrease was primarily associated with lower production in our Australian Operations impacting assets depreciated under units of production method. In addition, depreciation on the Greenbrier mining asset at our U.S. Operations ceased since its idling on April 1, 2020.

Freight Expenses

Freight expenses of $241.9 million for the year ended December 31, 2021, increased by $56.0 million, compared to $185.9 million for the year ended December 31, 2020. Our U.S. Operations contributed $47.4 million to the increase, due to higher sales volume related to certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent in the comparative year. The remaining increase relates to our Australian Operations, primarily driven by higher demurrage costs and unfavorable average foreign exchange rate.

Stanwell Rebate

The Stanwell rebate was $55.4 million for the year ended December 31, 2021, a decrease of $47.6 million, compared to $103.0 million for the year ended December 31, 2020. The decrease was largely driven by lower realized export reference coal pricing for the prior twelve-month period, partially offset by unfavorable average foreign exchange rate on translation of the Australian Operations.

Other Royalties

Other royalties were $142.8 million for the year ended December 31, 2021, an increase of $57.9 million, as compared to $84.9 million for the year ended December 31, 2020. Higher royalties were primarily a result of higher average realized export pricing and increased sales volumes for the year ended December 31, 2021 compared to the same period in 2020.

Interest Expense, net

Interest expense, net of $68.1 million for the year ended December 31, 2021, increased $17.5 million, compared to $50.6 million for the year ended December 31, 2020. The increase in interest expense was due to a higher average interest rate for the year ended December 31, 2021, compared to prior year, partially offset by lower average interest-bearing liabilities period-over-period.

Decrease (increase) in provision for discounting and credit losses

We recognized a provision for discounting and credit losses of $9.3 million as at December 31, 2020, largely in respect of past due trade receivables from Xcoal. During the year ended December 31, 2021, the provision for discounting and credit losses, with respect to Xcoal past due balance, was fully unwound to account for passage of time and repayment in full, resulting in a benefit of $9.0 million recorded in the Company’s results of operations.

Gain on disposal of asset

On December 2, 2021, we completed the sale of the Amonate mining asset to Ramaco Resources Inc. for $30.0 million which resulted in a pre-tax net realized gain of $14.8 million after transaction costs of $2.6 million.

Income tax benefit (expense)

Income tax expense of $53.1 million for the year ended December 31, 2021, increased by $113.1 million, as compared to a tax benefit of $60.0 million for the year ended December 31, 2020.

The income tax expense for the year ended December 31, 2021 is based on an annual effective tax rate of 21.9%, an increase from 20.9% for the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The Company’s comparison of 2020 results to 2019 results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Coronado Global Resources Inc. Form 10-K December 31, 2021 108

Supplemental Segment Financial Data

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Australian Operations

	For Year Ended December 31,
	($ in thousands)
	2021	2020	Change	%
Sales Volume (MMt)	11.3	12.4	(1.1)	(8.6)%
Total revenues ($)	1,315,851	976,369	339,482	34.8%
Coal revenues ($)	1,279,736	942,226	337,510	35.8%
Average realized price per Mt sold ($/Mt)	113.1	76.1	37.0	48.6%
Met sales volume (MMt)	8.2	8.9	(0.7)	(7.6)%
Met coal revenues ($)	1,171,869	836,545	335,324	40.1%
Average realized Met price per Mt sold ($/Mt)	143.1	94.4	48.7	51.6%
Mining costs ($)	736,782	640,113	96,669	15.1%
Mining costs per Mt sold ($/Mt)	67.6	52.9	14.7	27.8%
Operating costs ($)	1,111,248	985,077	126,171	12.8%
Operating costs per Mt sold ($/Mt)	98.2	79.6	18.6	23.4%
Segment Adjusted EBITDA ($)	204,992	(8,586)	213,578	2,487.5%

Coal revenues for Australian Operations for the year ended December 31, 2021, were $1,279.7 million, an increase of $337.5 million, or 35.8%, compared to $942.2 million for the year ended December 31, 2020. This increase was largely driven by higher average realized Met price of $143.1 per Mt, an increase of $48.7 per Mt, compared to $94.4 per Mt sold during the same period in 2020 benefiting from strong demand and supply shortage in the global seaborne export markets rising the Met coal pricing index during 2021. This increase was partially offset by lower sales volume of 11.3 MMt compared to 12.4 MMt for the year ended December 31, 2020 due to lower production.

Operating costs increased by $126.2 million, or 12.8%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was driven by higher mining costs, other royalties and freight costs, partially offset by lower Stanwell rebate (mainly due to lower realized coal pricing on a twelve-month look back period). Mining cost per ton of $67.6 per Mt sold was 27.8% higher compared to the year ended December 31, 2020, impacted by temporary suspension of mining operations following safety incident, above-average wet weather, mining equipment breakdown, labor shortages, planned equipment maintenance, additional fleets mobilized to accelerate overburden removal and unfavorable average foreign exchange rate on translation of the Australian Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

For the year ended December 31, 2021, Segment Adjusted EBITDA was $205.0 million, an increase of $213.6 million compared to Segment Adjusted EBITDA loss of $8.6 million for the year ended December 31, 2020. This increase was primarily driven by higher coal revenues partially offset by higher operating costs.

United States

	For Year Ended December 31,
	($ in thousands)
	2021	2020	Change	%
Sales Volume (MMt)	6.4	5.8	0.6	11.5%
Total revenues ($)	832,620	485,893	346,727	71.4%
Coal revenues ($)	828,595	481,373	347,222	72.1%
Average realized price per Mt sold ($/Mt)	128.6	83.3	45.3	54.3%
Met sales volume (MMt)	6.3	5.6	0.7	11.1%
Met coal revenues ($)	822,000	476,222	345,778	72.6%
Average realized Met price per Mt sold ($/Mt)	131.2	84.4	46.8	55.4%
Mining costs ($)	392,362	350,886	41,476	11.8%
Mining costs per Mt sold ($/Mt)	62.3	61.4	0.9	1.5%
Operating costs ($)	524,018	403,595	120,423	29.8%
Operating costs per Mt sold ($/Mt)	81.3	69.9	11.4	16.3%
Segment Adjusted EBITDA ($)	312,048	92,801	219,247	236.3%

Coronado Global Resources Inc. Form 10-K December 31, 2021 109

Coal revenues increased by $346.7 million, or 72.1%, to $828.6 million for the twelve months ended December 31, 2021, compared to $481.4 million for the year ended December 31, 2020. This increase was mainly driven by higher Met coal sales volumes driven by strong U.S. sourced coal demand, particularly into China, exceeding pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the year ended December 31, 2020.

Additionally, our U.S. Operations saw an increase in average realized Met coal pricing of $46.8 per Mt sold to $131.2 per Mt sold for the year ended December 31, 2021, compared to $84.4 per Mt sold for the 2020 period. The increase reflected a strong U.S.-sourced coal demand into China following Chinese restrictions on imports of Australian-sourced coal.

Operating costs increased by $120.4 million, or 29.8%, to $524.0 million for the year ended December 31, 2021, compared to operating costs of $403.6 million for the year ended December 31, 2020. The increase was primarily due to higher mining costs of $41.5 million, an increase of 11.8% compared to the same period in 2020, as a result of production returning to pre-COVID-19 pandemic levels, whereas the U.S. Operations were idled for two months during the year ended December 31, 2020, combined with higher freight expenses driven by increase in sales volume and for certain contracts for which we arrange and pay for transportation costs that did not exist to the same extent in the prior year.

Segment Adjusted EBITDA of $312.0 million for the year ended December 31, 2021 increased by $219.2 million compared to Segment Adjusted EBITDA of $92.8 million for the year ended December 31, 2020. This increase was primarily driven by demand and production returning and exceeding pre-COVID-19 pandemic levels, higher average realized Met coal price per Mt sold and increased sales volumes, partially offset by higher operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	For Year Ended December 31,
	($ in thousands)
	2021	2020	Change	%
Selling, general, and administrative expenses	30,666	30,352	314	(1.0)%
Other, net	241	64	177	(276.6)%
Total Corporate and Other Adjusted EBITDA	30,907	30,416	491	(1.6)%

Corporate and other costs for the year ended December 31, 2021, remained largely consistent compared to the year ended December 31, 2020.

Coronado Global Resources Inc. Form 10-K December 31, 2021 110

Mining and operating costs for the Twelve Months Ended December 31, 2021 compared to Twelve Months Ended December 31, 2020

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	For Twelve Months Ended December 31, 2021
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	1,202,807	611,611	31,689	1,846,107
Less: Selling, general and administrative expense	—	—	(30,666)	(30,666)
Less: Restructuring costs	(2,300)	—	—	(2,300)
Less: Depreciation, depletion and amortization	(89,259)	(87,593)	(1,023)	(177,875)
Total operating costs	1,111,248	524,018	—	1,635,266
Less: Other royalties	(117,001)	(25,750)	—	(142,751)
Less: Stanwell rebate	(55,403)	—	—	(55,403)
Less: Freight expenses	(161,703)	(80,159)	—	(241,862)
Less: Other non-mining costs	(40,359)	(25,747)	—	(66,106)
Total mining costs	736,782	392,362	—	1,129,144
Sales Volume excluding non-produced coal (MMt)	10.9	6.3	—	17.2
Mining cost per Mt sold ($/Mt)	67.6	62.3	—	65.7

	For Twelve Months Ended December 31, 2020
	($ in thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	1,082,640	496,462	31,111	1,610,213
Less: Selling, general and administrative expense	—	—	(30,352)	(30,352)
Less: Depreciation, depletion and amortization	(97,563)	(92,867)	(759)	(191,189)
Total operating costs	985,077	403,595	—	1,388,672
Less: Other royalties	(71,317)	(13,574)	—	(84,891)
Less: Stanwell rebate	(103,039)	—	—	(103,039)
Less: Freight expenses	(153,064)	(32,799)	—	(185,863)
Less: Other non-mining costs	(17,544)	(6,336)	—	(23,880)
Total mining costs	640,113	350,886	—	990,999
Sales Volume excluding non-produced coal (MMt)	12.1	5.7	—	17.8
Mining cost per Mt sold ($/Mt)	52.9	61.4	—	55.6

Average realized Met price for the Twelve Months Ended December 31, 2021 compared to Twelve Months Ended December 31, 2020

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	For Year Ended December 31,
	($ in thousands)
	2021	2020	Change	%
Met sales volume (MMt)	14.5	14.5	—	—
Met coal revenues ($)	1,993,869	1,312,767	681,102	51.9%
Average realized met price per Mt sold ($/Mt)	138.0	90.5	47.4	52.5%

Coronado Global Resources Inc. Form 10-K December 31, 2021 111

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	For year ended December 31,
	2021	2020	2019
	(US $ thousands)
Reconciliation to Adjusted EBITDA:
Net income (loss)	189,423	(226,537)	305,477
Add: Depreciation, depletion and amortization	177,875	191,189	176,461
Add: Interest expense, net	68,062	50,585	39,294
Add: Other foreign exchange (gains) losses	7,049	1,175	(1,745)
Add: Loss on debt extinguishment	8,477	—	—
Add: Income tax expense (benefit)	53,102	(60,016)	114,681
Add: Impairment of assets	—	78,111	—
Add: Restructuring costs	2,300	—	—
Add: Losses on idled assets held for sale	2,732	9,994	—
Add: Gain on disposal of asset held for sale	(14,845)	—	—
Add: (Decrease) increase in provision for discounting and credit losses	(8,042)	9,298	—
Adjusted EBITDA	486,133	53,799	634,168

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

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital, capital expenditure, debt service obligations, business or assets acquisitions and payment of dividends. Based on our outlook for the next twelve months, which is subject to continued changing demand from our customers, volatility in coal prices, ongoing interruptions and uncertainties surrounding China’s import restrictions, such as trade barriers imposed by China on Australian-sourced coal and the uncertainty of impacts from the COVID- 19 pandemic on the global economy, we believe expected cash generated from operations together with available borrowing facilities and other strategic and financial initiatives, will be sufficient to meet the needs of our existing operations, capital expenditure and service our debt obligations.

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Liquidity as of December 31, 2021 and December 31, 2020 was as follows:

	December 31,
	2021	2020
	($ in thousands)
Cash, excluding restricted cash	437,679	45,485
Availability under ABL Facility(1)	100,000	—
Availability under Revolving Syndicate Facility Agreement	—	222,375
Total	537,679	267,860

(1) The ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than $17.5 million for five consecutive business days or less than $15.0 million on any business day.

Coronado Global Resources Inc. Form 10-K December 31, 2021 112

Our total indebtedness as of December 31, 2021 and December 31, 2020 consisted of the following:

	2021	2020
	($ in thousands)
Current instalments of other financial liabilities and finance lease obligations	8,634	4,231
Current instalments of interest bearing liabilities	315,000	324,727
Other financial liabilities and finance lease obligations, excluding current instalments	14,031	—
Total	337,665	328,958

Liquidity

As of December 31, 2021, available liquidity was $537.7 million, comprising cash and cash equivalents (excluding restricted cash) of $437.7 million and $100.0 million of available borrowings under our ABL Facility.

As of December 31, 2020, available liquidity was $267.9 million comprising cash and cash equivalents (excluding restricted cash) of $45.5 million and $222.4 million of available borrowing facilities.

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

On May 12, 2021, we successfully completed a refinancing initiative, which consisted of the ABL Facility of $100.0 million, an offering of $350.0 million aggregate principal amount of the Notes and the fully underwritten equity Entitlement Offer of $101.4 million. A portion of the proceeds from these transactions were used to, among other things (i) repay all outstanding obligations under the SFA, and to terminate such agreement; (ii) cash collateralize and replace bank guarantees previously issued under the SFA; and (iii) pay discounts, fees and expenses related to the refinancing transactions.

The new capital structure provides the Company financial flexibility by eliminating the application of the financial covenants under the SFA and introducing new debt with terms that are more sustainable for our business. The arrangements also extended the debt maturity profile, provide a diversification of funding sources and strengthens our liquidity position.

On December 2, 2021, the Company completed the sale of Amonate, an idled non-core mining property, including related assets and liabilities to Ramaco Resources, Inc., a Delaware corporation, for a purchase price of $30.0 million. The proceeds from sale added to the surplus cash as of December 31, 2021.

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

Senior Secured Notes

On May 12, 2021, we issued $350.0 million aggregate principal amount of 10.750% Senior Secured Notes due 2026. The Notes were issued at a price of 98.112% of their principal amount and mature on May 15, 2026. Interest on the Notes is payable semiannually in arrears on May 15 and November 15 of each year. The Notes are senior secured obligations of the Company.

The terms of the Notes are governed by the Indenture which contains customary covenants for high yield bonds, including, but not limited to, limitation on certain investments, liens, indebtedness, asset sales, transactions with affiliates and restricted payments, including payment of dividends on capital stock.

Coronado Global Resources Inc. Form 10-K December 31, 2021 113

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

On November 16, 2021, or the Redemption Date, we exercised our optional redemption rights and redeemed $35.0 million, or 10%, of the aggregate principal amount of the Notes. The redemption price equaled to 103% of the principal amount of the Notes redeemed, plus accrued and unpaid interest on the Notes to, but not including, the Redemption Date in accordance with the terms of the Notes and the Indenture.

As of December 31, 2021, we were in compliance with all applicable covenants under the Indenture.

ABL Facility

On May 12, 2021, we entered into the ABL Facility agreement with an aggregate multi-currency lender commitment of up to $100.0 million, including a $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans. As of December 31, 2021, no amounts were outstanding, and no outstanding letters of credit issued under the ABL Facility. The ABL Facility will mature on May 12, 2024.

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

The ABL Facility contains customary representations and warranties and affirmative and negative covenants including, among others, a covenant regarding the maintenance of a fixed charge coverage ratio if certain conditions are triggered, covenants relating to financial reporting, covenants relating to the payment of dividends on, or purchase or redemption of, our capital stock, covenants relating to the incurrence or prepayment of certain debt, and covenants relating to the incurrence of liens or encumbrances, compliance with laws, transactions with affiliates, mergers and sales of all or substantially all of the our assets and limitations on changes in the nature of the Company’s business

As of December 31, 2021, we were in compliance with all applicable covenants under the ABL Facility.

Bank Guarantees and Surety Bonds

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. As of December 31, 2021, we had outstanding bank guarantees of $45.8 million to secure various obligations and commitments. The Company provided cash, in the form of deposits, as collateral against these bank guarantees.

Coronado Global Resources Inc. Form 10-K December 31, 2021 114

For the U.S. Operations, in order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation. We can also use bank letters of credit to collateralize certain obligations. As of December 31, 2021, we had outstanding surety bonds of $29.6 million, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increased obligations, additional costs or additional collateral requirements.

Dividend

During the year ended December 31, 2021, we did not pay dividends to stockholders or CDI holders on the ASX.

The Company announced its plans to declare and pay unfranked dividends of up to $151 million in the first quarter of 2022, subject to, among other matters, final approval by our Board of Directors. In connection with the planned dividend, Coronado Finance Pty Ltd, a wholly-owned subsidiary of the Company plans to offer to purchase up to $100 million aggregate principal amount of the Notes pursuant to the terms of the Indenture. The payment of such dividend is not contingent on acceptance of the offer to purchase the Notes by the Note holders.

Capital Requirements

Our main uses of cash have historically been the funding of our operations, working capital, capital expenditure, the payment of interest and dividends. Following the refinancing transaction in May 2021, we intend to use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, partial redemption of the Notes, business or assets acquisitions and, if declared, payment of dividends.

Historical Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2021, 2020 and 2019 as reported in the accompanying consolidated financial statements:

Cash Flow

	For Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Net cash provided by (used in) operating activities	442,014	(3,000)	477,426
Net cash used in investing activities	(134,332)	(114,128)	(183,730)
Net cash provided by (used in) financing activities	80,836	137,526	(391,029)
Net change in cash and cash equivalents	388,518	20,398	(97,333)
Effect of exchange rate changes on cash and restricted cash	3,677	(1,215)	(995)
Cash and restricted cash at beginning of period	45,736	26,553	124,881
Cash and restricted cash at end of period	437,931	45,736	26,553

Operating activities

Net cash provided by operating activities was $442.0 million for the year ended December 31, 2021, compared to a cash used in operating activities of $3.0 million for the year ended December 31, 2020. The increase in cash provided by operating activities was driven by favorable movement in working capital and increase in coal revenues during the year partially offset by higher operating costs.

Net cash used in operating activities was $3.0 million and provided by operating activities was $477.4 million for the year ended December 31, 2020 and 2019 respectively. The decrease in cash from operating activities was primarily due to the decline in revenues in the period partially offset by lower operating costs.

Investing activities

Net cash used in investing activities was $134.3 million for the year ended December 31, 2021, compared to $114.1 million for the year ended December 31, 2020. Cash spent on capital expenditures for the year ended December 31, 2021 was $89.7 million, of which $37.9 million related to the Australian Operations, $50.1 million related to the U.S. Operations and the remaining $1.6 million for other and corporate. During the year ended December 31, 2021, a net of $73.7 million of additional deposits were provided as collateral for bank guarantees and our U.S. workers compensation obligations. Partially offsetting the cash used, was net proceeds of $27.5 million generated during the year ended December 31, 2021 from the sale of Amonate.

Coronado Global Resources Inc. Form 10-K December 31, 2021 115

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

Financing activities

Net cash provided by financing activities was $80.8 million for the year ended December 31, 2021, compared to $137.5 million for the year ended December 31, 2021. Included in the net cash provided by financing activities for the year ended December 31, 2021, were net proceeds from borrowings of $396.3 million, repayment of borrowings of $413.2 million and net proceeds from the stock issuance of $97.7 million.

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

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2021:

	Payments Due By Year
		Less than	1 ‑ 3	3 ‑ 5	More than
	Total	1 Year	Years	Years	5 Years
	($ in thousands)
Long‑term debt obligations(1)	22,681	8,598	8,236	5,847	—
Senior secured notes (2)	315,000	—	—	315,000	—
Mineral lease commitments(3)	53,507	6,354	10,885	10,391	25,877
Operating and finance lease commitments	23,712	9,562	12,463	1,687	—
Unconditional purchase obligations(4)	24,122	24,122	—	—	—
Take‑or‑pay contracts(5)	1,183,370	115,795	225,110	228,199	614,266
Total contractual cash obligations	1,622,392	164,431	256,694	561,124	640,143

(1)Represents financial obligation relating to amounts outstanding from financing equipment purchases, insurance premiums and financial liabilities for a sale and lease back type arrangement.

(2)Represents financial obligation outstanding under the Senior Secured Notes. Refer to Note 17. “Interest bearing liabilities” in the accompanying audited consolidated financial statements for additional discussion.

(3) Represents future minimum royalties and payments under mineral leases. Refer to Note 27. “Commitments” in the accompanying audited consolidated financial statements for additional discussion.

(4)Represents firm purchase commitments for capital expenditures (based on order to suppliers for capital purchases) for 2022.

(5)Represents various short- and long-term take-or-pay arrangements in Australia associated with rail and port commitments for the delivery of coal.

This table does not include our estimated Asset Retirement Obligations, or ARO. As discussed in “—Critical Accounting Policies and Estimates—Carrying Value of Asset Retirement Obligations” below, the current and non-current carrying amount of our ARO involves several estimates, including the amount and timing of the payments required to satisfy these obligations. The timing of payments is based on numerous factors, including projected mine closure dates. Based on our assumptions, the carrying amount of our ARO as determined in accordance with U.S. GAAP was $120.3 million as of December 31, 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2021 116

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

For our U.S. Operations in order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation. We can also use bank letters of credit to collateralize certain obligations. As of December 31, 2021, we had outstanding surety bonds with a total face amount of $29.6 million and letters of credit of $16.8 million issued from our available bank guarantees, to secure various obligations and commitments. There are no cash collateral requirements to secure these surety bond obligations.

For our Australian Operations, we are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations.

In order to satisfy some of the above obligations, we issued bank guarantees of $45.8 million. The Company provided cash, in the form of deposits, as collateral against these bank guarantees.

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

Fair Value of Non-Financial Assets

Our non-financial assets valuations are primarily comprised of our determination of the estimated fair value allocation of net tangible and intangible assets, our annual assessment of the recoverability of our goodwill and our evaluation of the recoverability of our other long-lived assets upon certain triggering events.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 117

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

Goodwill Impairment

We had a balance of goodwill of $28.0 million recorded at December 31, 2021, which was generated upon the acquisition of Buchanan in 2016. We perform our annual assessment of the recoverability of our goodwill in the fourth quarter each year. We utilize a qualitative assessment for determining whether the quantitative goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis, we review the business performance of the Buchanan mine complex (the only reporting unit with a goodwill balance) and evaluate other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicator of impairment exists at Buchanan. We consider whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, we also consider fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes to ensure there is no contrary evidence to our analysis. At December 31, 2021, we did not perform a quantitative impairment assessment as we determined, based on our qualitative assessment, that no impairment indicators existed.

Assets held for sale

The Company classifies assets and liabilities as held for sale (disposal group) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell. An impairment test is performed when a disposal group is classified as held for sale and an impairment charge is recorded when the carrying value of the disposal group exceeds its estimated fair value, less cost to sell. Depreciation and amortization for assets classified as held for sale are ceased.

Carrying Value of Asset Retirement Obligations

The Company is required to maintain a liability (and associated asset) for the expected value of future retirement obligations on their mines, in line with ASC 410, Asset Retirement and Environmental Obligations.

Reclamation of areas disturbed by mining operations must be performed by us in accordance with approved reclamation plans and in compliance with state and federal laws in the states of West Virginia and Virginia in the U.S., and Queensland in Australia. For areas disturbed, a significant amount of the reclamation will take place in the future, when operations cease. There were no assets that were legally restricted for purposes of settling asset retirement obligations as of December 31, 2021. In addition, state agencies monitor compliance with the mine plans, including reclamation.

We record the fair value of additions to our asset retirement obligations using the present value of projected future cash flows discounted using a credit-adjusted risk-free rate, with an equivalent amount recorded as a long-lived asset. An accretion cost is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities otherwise settled, the recorded amount of the liability is reduced.

Coronado Global Resources Inc. Form 10-K December 31, 2021 118

A review of restoration and decommissioning provisions is carried out annually on a mine-by-mine basis, and adjustments made to reflect any changes in estimates, if necessary. On an interim basis, we may update the liability based on significant changes to the life of mine or significant increases in disturbances during the period.

Expected Credit Losses

For trade and related party receivables carried at amortized cost, we determine expected credit losses, or ECL, on a forward-looking basis. The amount of ECL is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. We recognize the lifetime ECL. ECL is estimated based on our historic credit loss experience, adjusted for factors that are specific to the financial asset, general economic conditions, financial asset type, term and an assessment of both the current as well as forecast conditions, including expected timing of collection, at the reporting date, modified for credit enhancements such as letters of credit obtained. To measure ECL, trade and related party receivables have been grouped based on shared credit risk characteristics and the days past due.

We consider an event of default has occurred when a financial asset is significantly past due or other factors indicate that the debtor is unlikely to pay amounts owed to us. A financial asset is credit impaired when there is evidence that the counterparty is in significant financial difficulty or a breach of contract, such as default or past due event has occurred. We write off a financial asset when there is information indicating there is no realistic prospect of recovery of the asset from the counterparty. The amount of the impairment loss is recognized in the consolidated statement of operations and other comprehensive income within “Decrease (increase) in provision for discounting and credit losses”. Subsequent recoveries of amounts previously written off are credit against “Decrease (increase) provision for discounting and credit losses” in the consolidated statement of operations and other comprehensive income.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 119

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 120

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

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries. For example, the imposition of restrictions by China on Australian coal imports into the country, which may have a negative impact on our profitability. An inability for metallurgical coal suppliers to access international markets, including China, would likely result in an oversupply of Met coal and may result in a decrease in prices and or the curtailment of production.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements in our U.S. Operations. In Australia, thermal coal is sold to Stanwell on a supply contract. See Part I, Item 1A. “Risk Factors—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations.”

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At December 31, 2021, there were $46.1 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $4.6 million. See Part I, Item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control.”

Diesel Fuel

We may be exposed to price risk in relation to other commodities from time to time arising from raw materials used in our operations (such as gas or diesel). These commodities may be hedged through financial instruments if the exposure is considered material and where the exposure cannot be mitigated through fixed price supply agreements.

The fuel required for our operations in fiscal year 2022 will be purchased under fixed-price contracts or on a spot basis.

Coronado Global Resources Inc. Form 10-K December 31, 2021 121

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

As of December 31, 2021, we had $337.7 million of fixed-rate borrowings and Notes and no variable-rate borrowings outstanding.

We currently do not hedge against interest rate fluctuations.

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 75% of expenses incurred at Curragh are denominated in A$. Approximately 25% of Curragh’s purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums) are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases. A 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $91.6 million for the year ended December 31, 2021.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 122

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Coronado Global Resources Inc. Form 10-K December 31, 2021 123

IConsolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	December 31, 2021	December 31, 2020
Current assets:
Cash and restricted cash		$437,931	$45,736
Trade receivables, net		271,923	175,206
Related party trade receivables, net	8	—	81,970
Income tax receivable	24	—	20,325
Inventories	10	118,922	110,135
Other current assets	13	47,647	44,006
Assets held for sale	4	27,023	52,524
Total current assets		903,446	529,902
Non-current assets:
Property, plant and equipment, net	11	1,397,363	1,521,508
Right of use asset – operating leases, net	15	13,656	19,498
Goodwill	12	28,008	28,008
Intangible assets, net	12	3,514	4,217
Restricted deposits	28	80,981	8,425
Deferred income tax assets	24	14,716	24,654
Other non-current assets	13	19,728	12,264
Total assets		$2,461,412	$2,148,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$97,514	$74,651
Accrued expenses and other current liabilities	14	270,942	234,526
Income tax payable	24	25,612	—
Asset retirement obligations	16	9,414	6,012
Contract obligations	19	39,961	40,295
Lease liabilities	15	8,452	8,414
Other current financial liabilities	18	8,508	7,129
Liabilities held for sale	4	12,113	16,719
Total current liabilities		472,516	387,746
Non-current liabilities:
Asset retirement obligations	16	110,863	116,132
Contract obligations	19	141,188	185,823
Deferred consideration liability	20	230,492	216,513
Interest bearing liabilities	17	300,169	327,625
Other financial liabilities	18	13,822	—
Lease liabilities	15	12,894	20,582
Deferred income tax liabilities	24	75,750	64,366
Other non-current liabilities		26,216	22,826
Total liabilities		$1,383,910	$1,341,613
Common stock $0.01 par value; 1,000,000,000 shares authorized, 167,645,373 shares issued and outstanding as of December 31, 2021 and 138,387,890 shares issued and outstanding as of December 31, 2020		1,677	1,384
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of December 31, 2021 and December 31, 2020		—	—
Additional paid-in capital		1,089,547	993,052
Accumulated other comprehensive losses	26	(44,228)	(28,806)
Retained earnings (accumulated losses)		30,506	(158,919)
Coronado Global Resources Inc. stockholders’ equity		1,077,502	806,711
Noncontrolling interest		—	152
Total stockholders’ equity		1,077,502	806,863
Total liabilities and stockholders’ equity		$2,461,412	$2,148,476

See accompanying notes to consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2021 124

Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Year ended December 31,
	Note	2021	2020	2019
Revenues:
Coal revenues	3	$2,010,996	$1,289,010	$1,705,442
Coal revenues from related parties	3, 29	97,335	134,589	468,897
Other revenues	3	40,140	38,663	41,409
Total revenues		2,148,471	1,462,262	2,215,748
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		1,195,250	1,014,879	1,047,359
Depreciation, depletion and amortization		177,875	191,189	176,461
Freight expenses		241,862	185,863	166,729
Stanwell rebate		55,403	103,039	175,318
Other royalties		142,751	84,891	157,016
Selling, general, and administrative expenses		30,666	30,352	36,062
Restructuring costs		2,300	—	—
Total costs and expenses		1,846,107	1,610,213	1,758,945
Other income (expenses):
Interest expense, net		(68,062)	(50,585)	(39,294)
Loss on debt extinguishment		(8,477)	—	—
Impairment of assets	5	—	(78,111)	—
Decrease (increase) in provision for discounting and credit losses	9	8,042	(9,298)	—
Gain on disposal of asset held for sale	4	14,845	—	—
Other, net	6	(6,187)	(608)	2,649
Total other expense, net		(59,839)	(138,602)	(36,645)
Income (loss) before tax		242,525	(286,553)	420,158
Income tax (expense) benefit	24	(53,102)	60,016	(114,681)
Net income (loss)		189,423	(226,537)	305,477
Less: Net loss attributable to noncontrolling interest		(2)	(69)	(61)
Net income (loss) attributable to Coronado Global Resources Inc.		$189,425	$(226,468)	$305,538
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	26	(17,451)	21,488	(2,438)
Net (loss) gain on cash flow hedges, net of tax	26	2,029	(5,088)	6,841
Total other comprehensive income (loss)		(15,422)	16,400	4,403
Total comprehensive income (loss)		174,001	(210,137)	309,880
Less: Net loss attributable to noncontrolling interest		(2)	(69)	(61)
Total comprehensive income (loss) attributable to Coronado Global Resources Inc.		$174,003	$(210,068)	$309,941

Earnings (loss) per share of common stock
Basic	7	1.21	(2.04)	3.16
Diluted	7	1.21	(2.04)	3.16

See accompanying notes to consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2021 125

Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

	Common stock		Preferred stock		Additional paid in capital	Accumulated other comprehensive losses	Retained earnings (Accumulated losses)	Noncontrolling interest	Total stockholders equity

	Shares	Amount	Series A	Amount
Balance December 31, 2018	96,651,692	$967	1	$—	$1,107,948	$(49,609)	$194,220	$282	$1,253,808
Net income (loss)	—	—	—	—	—	—	305,538	(61)	305,477
Other comprehensive loss (net of $2,932 deferred income tax)	—	—	—	—	—	4,403	—	—	4,403
Total comprehensive income (loss)	—	—	—	—	—	4,403	305,538	(61)	309,880
Share based compensation for equity classified awards	—	—	—	—	319	—	—	—	319
Dividends paid	—	—	—	—	—	—	(408,046)	—	(408,046)
Return of capital	—	—	—	—	(288,020)	—	—	—	(288,020)
Balance December 31, 2019	96,651,692	$967	1	$—	$820,247	$(45,206)	$91,712	$221	$867,941
Net loss	—	—	—	—	—	—	(226,468)	(69)	(226,537)
Other comprehensive income (net of $2,108 deferred income tax)	—	—	—	—	—	16,400	—	—	16,400
Total comprehensive income (loss)	—	—	—	—	—	16,400	(226,468)	(69)	(210,137)
Issuance of common stock, net	41,736,198	417	—	—	171,168	—	—	—	171,585
Share-based compensation for equity classified awards	—	—	—	—	1,637	—	—	—	1,637
Dividends paid	—	—	—	—	—	—	(24,163)	—	(24,163)
Balance December 31, 2020	138,387,890	$1,384	1	$—	$993,052	$(28,806)	$(158,919)	$152	$806,863
Net income (loss)	—	—	—	—	—	—	189,425	(2)	189,423
Other comprehensive loss (net of $870 deferred income tax)	—	—	—	—	—	(15,422)	—	—	(15,422)
Total comprehensive (loss) income	—	—	—	—	—	(15,422)	189,425	(2)	174,001
Issuance of common stock, net	29,257,483	293	—	—	97,448	—	—	—	97,741
Share-based compensation for equity classified awards	—	—	—	—	(250)	—	—	—	(250)
Acquisition of noncontrolling interest	—	—	—	—	(703)	—	—	(150)	(853)
Balance December 31, 2021	167,645,373	$1,677	1	$—	$1,089,547	$(44,228)	$30,506	$—	$1,077,502

	See accompanying notes to consolidated financial statements

Coronado Global Resources Inc. Form 10-K December 31, 2021 126

Consolidated Statements of Cash Flows
(In US$ thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$189,423	$(226,537)	$305,477
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	175,814	197,162	176,461
Impairment of Assets	—	78,111	—
Amortization of right of use asset - operating leases	8,899	13,285	24,403
Amortization of deferred financing costs	3,133	5,546	4,497
Non-cash interest expense	29,120	22,410	19,885
Amortization of contract obligations	(33,967)	(33,172)	(34,794)
Loss (gain) on disposal of property, plant and equipment	415	131	(1,238)
Decrease in contingent royalty consideration	—	(1,543)	(13,646)
Gain on operating lease derecognition	—	(1,184)	—
Equity-based compensation expense	(250)	1,637	321
Loss on debt extinguishment	8,477	—	—
Deferred income taxes	24,417	(11,247)	14,803
Reclamation of asset retirement obligations	(4,273)	(2,859)	(3,456)
Change in estimate of asset retirement obligation	2,061	(5,973)	—
Gain on disposal of asset held for sale	(14,845)	—	—
(Decrease) increase in provision for discounting and credit losses	(8,042)	9,298	—
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables, net	(33,545)	(38,025)	20,205
Inventories	(9,637)	53,652	(67,388)
Other current assets	24,573	(1,921)	(5,062)
Accounts payable	24,166	6,833	21,351
Accrued expenses and other current liabilities	64,285	(27,829)	(4,336)
Operating lease liabilities	(10,986)	(15,329)	(25,877)
Change in other liabilities	2,776	(25,446)	45,820
Net cash provided by (used in) operating activities	442,014	(3,000)	477,426
Cash flows from investing activities:
Capital expenditures	(89,661)	(117,856)	(183,283)
Proceeds from the disposal of property, plant, and equipment	1,594	—	145
Proceeds from disposal of assets held for sale	27,451	—	—
Purchase of restricted deposits	(103,997)	(2,302)	(1,074)
Redemption of restricted deposits	30,281	6,030	482
Net cash used in investing activities	(134,332)	(114,128)	(183,730)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities	411,524	216,953	474,223
Debt issuance costs and other financing costs	(15,263)	(2,955)	(4,293)
Principal payments on interest bearing liabilities and other financial liabilities	(412,046)	(221,414)	(148,583)
Call premiums paid on early redemption of debt	(1,050)	—	—
Principal payments on finance lease obligations	(70)	(2,481)	(1,308)
Payment of contingent purchase consideration	—	—	(15,002)
Dividends paid	—	(24,162)	(408,046)
Shareholders’ distributions	—	—	(288,020)
Proceeds from stock issuance, net	97,741	171,585	—
Net cash provided by (used in) financing activities	80,836	137,526	(391,029)
Net increase (decrease) in cash and restricted cash	388,518	20,398	(97,333)
Effect of exchange rate changes on cash and restricted cash	3,677	(1,215)	(995)
Cash and restricted cash at beginning of period	45,736	26,553	124,881
Cash and restricted cash at end of period	$437,931	$45,736	$26,553
Supplemental disclosure of cash flow information:
Cash payments for interest	$33,462	$23,538	$5,235
Cash (refund) paid for taxes	$(16,582)	$1,955	$67,863

See accompanying notes to consolidated financial statements
Coronado Global Resources Inc. Form 10-K December 31, 2021 127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation

(a) Nature of operations

Coronado Global Resources Inc. (together with its subsidiaries, the “Company” or “Coronado”) is a global producer, marketer, and exporter of a full range of metallurgical coals, an essential element in the production of steel. The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the United States, or U.S. For details of the Company’s capital structure, refer to Note 7 “Capital Structure” for further information .

(b) Basis of Presentation

The consolidated financial statements have been prepared in accordance with requirements of the U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented in US dollars, unless otherwise stated.

The consolidated financial statements include the accounts of the Company and its affiliates. The Company, or Coronado, are used interchangeably to refer to Coronado Global Resources Inc. or Coronado Global Resources Inc. and its subsidiaries, as appropriate to the context. Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests. All intercompany balances and transactions have been eliminated on consolidation.

The Company has amended the presentation of its Consolidated Statement of Operations and Comprehensive Income to eliminate certain subtotals, which are not required under U.S. GAAP and to better align the Company’s presentation to its peers. The removal of these subtotals had no effect on the reported results of operations or any required U.S. GAAP subtotals or totals.

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

Concentration of customers

The Company has a formal written credit policy that establishes procedures to determine creditworthiness and credit limits for trade customers and counterparties in the over-the-counter coal market. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established.

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

For the year ended December 31, 2021, $971.6 million, or 46.3% of total revenues, were attributable to five customers. In comparison, for the year ended December 31, 2020, $671.9 million, or 47.1% of total revenues were attributable to five customers and for the year ended December 31, 2019, $1,198.2 million, or 55.0% of total revenues were attributable to five customers. As of December 31, 2021, the Company had four customers that accounted for $149.2 million, or 54.7%, of accounts receivable. As of December 31, 2020, the Company had four customers that accounted for $157.6 million, or 61.5%, of accounts receivable.

Coronado Global Resources Inc. Form 10-K December 31, 2021 128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes any customer whose revenue individually represented 10% or more of the Company’s total revenue in the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Xcoal	11%	9%	22%
Tata Steel	17%	17%	16%

The following table presents revenues as a percent of total revenue from external customers by geographic region:

	Year Ended December 31,
	2021	2020	2019
North America	7%	13%	15%
Australia	6%	6%	5%
Asia	48%	50%	52%
Europe	12%	13%	6%
South America	6%	4%	—
Brokered sales	21%	14%	22%
Total	100%	100%	100%

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

Transportation

The Company depends upon port and rail transportation systems to deliver coal to its customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair the Company’s ability to supply coal to its customers. In the past, disruptions in these services have resulted in delayed shipments and production interruptions.

2. Summary of Significant Accounting Policies

(a)Newly Adopted Accounting Standards

“Income Taxes - Simplifying the Accounting for Income Taxes” - In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2019-12, which simplified various aspects related to accounting for income taxes. ASU 2019-12 removed certain exceptions to the general principles in Accounting Standards Codification, or ASC, Topic 740 –Income Taxes, and clarified and amended existing guidance to improve consistent application.

The adoption of ASU 2019-12 on January 1, 2021 did not have material impact on the Company’s consolidated financial statements.

(b)Accounting Standards Not Yet Implemented

To date, there have been no recent accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s Consolidated Financial Statements.

Coronado Global Resources Inc. Form 10-K December 31, 2021 129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain judgements, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include asset retirement obligations; useful lives for depreciation, depletion and amortization; deferred income tax assets and liabilities; values of coal properties; fair value of assets held for sale, workers’ compensation liability and other contingencies.

(d)Foreign Currency

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

Gains and losses from foreign currency remeasurement related to Curragh’s US dollar receivables are included in coal revenues. All other gains and losses from foreign currency remeasurement and foreign currency forward contracts are included in “Other, net”, with exception of foreign currency gains or losses on long-term intercompany loan balances which are classified within “Accumulated other comprehensive losses”. The total aggregate impact of foreign currency transaction gains or losses on the Consolidated Statements of Operations and Comprehensive Income was a net gain of $1.7 million, net loss of $3.2 million and net loss of $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total impact of foreign currency transactions related to US dollar coal sales in Australia (included in the total above) was a net gain of $8.7 million, a net loss of $4.0 million and a net loss of $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(e)Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash at bank and short-term highly liquid investments with an original maturity date of three months or less. At December 31, 2021 and 2020, the Company had no cash equivalents.

“Cash and Restricted Cash”, as disclosed in the accompanying Consolidated Balance Sheets includes $0.3 million of restricted cash at December 31, 2021 and $0.3 million at 2020.

(f)Trade and Related Party Accounts Receivables

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of credit loss is recognized in the Consolidated Statement of Operations and Other Comprehensive Income within “Provision for discounting and credit losses”. The Company writes off a financial asset when there is information indicating there is no realistic prospect of recovery of the asset from the counterparty. Subsequent recoveries of amounts previously written off are credited against “Provision for discounting and credit losses” in the Consolidated Statement of Operations and Other Comprehensive Income.

Factoring

The Company has agreements with financial institutions to sell selected trade receivables on a recurring, non-recourse basis. Under these agreements, trade receivables sold do not allow for recourse for any credit risk related to the Company’s customers if such receivables are not collected by the third-party financial institutions.

The Company derecognizes the trade receivables sold under the factoring arrangement and the difference between proceeds received and carrying amount of the trade receivables sold is recognized within “Interest, net” in its Consolidated Statements of Operations and Comprehensive Income.

(g)Inventories

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

(h)Assets held for sale

Assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell. See Note 4 “Assets Held for Sale” for further discussion.

(i)Property, Plant and Equipment, Impairment of Long-Lived Assets and Goodwill

Property, Plant, and Equipment

Costs for mine development incurred to expand capacity of operating mines or to develop new mines and certain mining equipment are capitalized and charged to operations on the hours of usage or units of production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful lives of the assets.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of long-lived assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Refer to Note 6 “Impairment of assets” for further disclosure.

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

(j)Asset Retirement Obligations

The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimates of surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the U.S. and Australia as defined by each mining permit.

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

(k)Borrowing costs

Borrowing costs are recognized as an expense when they are incurred, except for interest charges attributable to major projects with substantial development and construction phases which are capitalized as part of the cost of the asset. There was no interest capitalized during the years ended December 31, 2021 and 2020.

Coronado Global Resources Inc. Form 10-K December 31, 2021 132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l)Leases

From time to time, the Company enters into mining services contracts which may include embedded leases of mining equipment and other contractual agreements to lease mining equipment and facilities. Based upon the Company’s assessment of the terms of a specific lease agreement, the Company classifies a lease as either finance or operating.

Finance leases

ROU assets related to finance leases are presented in Property, plant and equipment, net on the Consolidated Balance Sheet. Lease liabilities related to finance leases are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non-current) on the Consolidated Balance Sheets.

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

Operating leases

ROU assets related to operating leases are presented as Right of Use assets – operating leases, net on the Consolidated Balance Sheet. Lease liabilities related to operating leases that are subject to the ASC 842 measurement requirements such as operating leases with lease terms greater than twelve months are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non-current) on Consolidated Balance Sheets.

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

(m)Royalties

Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. The Company had advance mining royalties of $5.5 million and $4.4 million respectively, included in “Other current assets” as of December 31, 2021 and 2020.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

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

For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price is determined at each contract inception using an adjusted market assessment approach. This approach focuses on the amount that the Company believes the market is willing to pay for a good or service, considering market conditions, such as benchmark pricing, competitor pricing, market awareness of the product and current market trends that affect the pricing.

Warranties provided to customers are assurance-type of warranties on the fitness of purpose and merchantability of the Company’s goods and services. The Company does not provide service-type of warranties to customers.

Revenue is recognized at a point in time and therefore there are no unsatisfied and/or partially satisfied performance obligations at December 31, 2021 and 2020.

Shipping and Handling

The Company accounts for shipping and handling activities after the customer obtains control of the good as an activity to fulfil the promise to transfer the good. Therefore, the Company does not evaluate whether the shipping and handling services are promised services to its customers.

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

The Company is also exposed to commodity price risk related to diesel fuel purchases. The Company may periodically enter into arrangements that protect against the volatility in fuel prices as follows:

•enter into fixed price contracts to purchase fuel for the U.S. Operations.

•enter into derivative financial instruments to hedge exposures to fuel price fluctuations. Refer to Note 25 “Derivatives and Fair Value Measurement.”

Coronado Global Resources Inc. Form 10-K December 31, 2021 134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s foreign structure consists of Australian entities which are treated as corporations subject to tax under Australian taxing authorities. The Curragh entities are treated as a branch for U.S. tax purposes and all income flows through the ultimate parent (the Company).

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

See Note 25(b), “Derivatives and Fair Value Measurement” for detailed information related to the Company’s fair value policies and disclosures.

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

The expense for these equity-based incentives is based on their fair value at date of grant and is amortized over the required service period, generally the vesting period. The Company accounts for forfeitures as and when they occur.

Coronado Global Resources Inc. Form 10-K December 31, 2021 135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 23, “Share-Based Compensation” for detailed information related to the Company’s share-based compensation plans.

(

u)Earnings per Share

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

(v)Deferred Financing Costs

The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability whereas debt issuance costs related to a credit facility are shown as an asset.

For information on the unamortized balance of deferred financing fees related to outstanding debt, see Note 17 to the Consolidated Balance Sheets, “Interest Bearing Liabilities”.

3.Segment Information

The Company has a portfolio of operating mines and development projects in Queensland, Australia and in the states of Pennsylvania, Virginia and West Virginia in the U.S. The operations in Australia, or Australian Operations, comprise the 100%-owned Curragh producing mine complex. The operations in the United States, or U.S Operations, comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned temporarily idled mine complex (Greenbrier) and two development properties (Mon Valley, formally named Pangburn-Shaner-Fallowfield, and Russell County). The idled Amonate mine property was sold during the year ended December 31, 2021. Refer to Note 4 “Assets Held for Sale”.

The Company operates its business along two reportable segments: Australia and United States. The organization of the two reportable segments reflects how Coronado’s chief operating decision maker, or CODM, manages and allocates resources to the various components of the Company’s business.

The CODM uses Adjusted EBITDA as the primary metric to measure each segment’s operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with U.S. GAAP. Investors should be aware that the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled financial measures used by other companies.

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion and amortization and other foreign exchange losses. Adjusted EBITDA is also adjusted for certain discrete items that management exclude in analyzing each of the Company’s segments’ operating performance. “Other and corporate” relates to additional financial information for the corporate function such as financial reporting and accounting, treasury, legal, human resources, compliance, and tax. As such, the corporate function is not determined to be a reportable segment but is discretely disclosed for purposes of reconciliation to the Company’s consolidated financial statements.

Coronado Global Resources Inc. Form 10-K December 31, 2021 136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results for the years ended December 31, 2021, 2020 and 2019 are presented below:

	Australia	United States	Other and Corporate	Total
	(US$ thousands)
Year ended December 31, 2021
Total revenues	1,315,851	832,620	—	2,148,471
Adjusted EBITDA	204,992	312,048	(30,907)	486,133
Net income (loss)	64,278	220,975	(95,830)	189,423
Total assets	1,357,132	822,222	282,058	2,461,412
Capital expenditures	38,733	50,787	1,616	91,136

Year ended December 31, 2020
Total revenues	976,369	485,893	—	1,462,262
Adjusted EBITDA	(8,586)	92,801	(30,416)	53,799
Net loss	(66,645)	(77,853)	(82,039)	(226,537)
Total assets	1,307,745	908,361	(67,630)	2,148,476
Capital expenditures	47,456	74,881	1,519	123,856

Year ended December 31, 2019
Total revenues	1,465,957	749,791	—	2,215,748
Adjusted EBITDA	421,660	248,647	(36,139)	634,168
Net income (loss)	246,668	120,921	(62,112)	305,477
Total assets	1,137,290	1,023,770	53,794	2,214,854
Capital expenditures	77,607	105,675	1	183,283

The reconciliation of Adjusted EBITDA to net income attributable to the Company for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(US$ thousands)
Net income (loss)	$189,423	(226,537)	305,477
Depreciation, depletion and amortization	177,875	191,189	176,461
Interest expense, net	68,062	50,585	39,294
Other foreign exchange losses (gains)	7,049	1,175	(1,745)
Loss on debt extinguishment	8,477	—	—
Income tax expense (benefit)	53,102	(60,016)	114,681
Impairment of assets	—	78,111	—
Restructuring costs(1)	2,300	—	—
Losses on idled assets held for sale(2)	2,732	9,994	—
Gain on disposal of assets held for sale	(14,845)	—	—
(Decrease) increase in provision for discounting and credit losses	(8,042)	9,298	—
Consolidated adjusted EBITDA	$486,133	53,799	634,168

Coronado Global Resources Inc. Form 10-K December 31, 2021 137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) During the year ended December 31, 2021, a restructuring and cost transformation initiative commenced at the Australian Operations to focus on repositioning the Company’s efforts to align its cost structures and optimize its coal production relative to the prevailing global coal market conditions. Costs associated with this initiative include non-recurring voluntary and non-voluntary workforce reduction, external consulting services and other related activities.

(2) These losses relate to idled non-core assets that the Company has classified as held for sale with the view that these will be sold within the next twelve months or have been sold during the year ended December 31, 2021.

The reconciliations of capital expenditures per the Company’s segment information to capital expenditures disclosed on the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(US$ thousands)
Capital expenditures per Consolidated Statement of Cash flows	$89,661	117,856	183,283
Payment for capital acquired in prior period	(6,000)	—	—
Accruals for capital expenditures	7,475	6,000	—
Capital expenditures per segment detail	91,136	123,856	183,283

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s segments, as the Company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Year ended December 31, 2021
	Australia	United States	Total
	($ thousands)
Product Groups
Metallurgical coal	1,171,869	822,000	1,993,869
Thermal coal	107,867	6,595	114,462
Total coal revenue	1,279,736	828,595	2,108,331
Other (1)	36,115	4,025	40,140
Total	1,315,851	832,620	2,148,471

	Year ended December 31, 2020
	Australia	United States	Total
	($ thousands)
Product Groups
Metallurgical coal	836,545	476,222	1,312,767
Thermal coal	105,681	5,151	110,832
Total coal revenue	942,226	481,373	1,423,599
Other (1)	34,143	4,520	38,663
Total	976,369	485,893	1,462,262

Coronado Global Resources Inc. Form 10-K December 31, 2021 138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2019
	Australia	United States	Total
	($ thousands)
Product Groups
Metallurgical coal	1,327,421	696,541	2,023,962
Thermal coal	102,867	47,510	150,377
Total coal revenue	1,430,288	744,051	2,174,339
Other (1)	35,669	5,740	41,409
Total	1,465,957	749,791	2,215,748

(1) Included in Other is the amortization of Stanwell non-market coal supply agreement liability recognized on acquisition of Curragh. See further discussion in Note 19 “Contract Obligations.”

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

4. Assets Held for Sale

The Company classifies assets and liabilities as held for sale (disposal group) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. An impairment test is performed when a disposal group is classified as held for sale and an impairment charge is recorded when the carrying amount of the disposal group exceeds its estimated fair value, less cost to sell. Depreciation and amortization for assets classified as held for sale are ceased.

During the fourth quarter of 2020, the Company committed to a plan to sell the Greenbrier and Amonate mining assets and determined that all of the criteria to classify assets and liabilities as held for sale were met. These assets are part of the Company’s U.S. segment, located in the States of Virginia and West Virginia, and do not form part of the Company’s core business strategy. The Greenbrier mining asset has been idled since April 1, 2020, and the Amonate mining asset has been idled since its acquisition in 2016.

Sale of the Amonate Mining Asset

On October 26, 2021, the Company entered into a definitive agreement to sell Amonate, including related assets and liabilities to Ramaco Resources, Inc., a Delaware corporation, for a purchase price of $30.0 million. The sale of Amonate was completed on December 2, 2021, and the pre-tax net realized gain of $14.8 million after transaction costs of $2.6 million, was included within “Gain on disposal of asset held for sale” in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2021 139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the major classes of assets and liabilities classified as held for sale as of December 31, 2021 and December 31, 2020:

	December 31
(US$ thousands)	2021	2020
Trade receivables, net	$—	55
Inventories, net	1,795	5,910
Other current assets	1,706	653
Property, plant and equipment, net	23,447	45,831
Other noncurrent assets	75	75
Total assets held for sale	$27,023	52,524
Accounts payable	426	271
Accrued expenses and other current liabilities	1,344	1,516
Current asset retirement obligations	5,140	3,199
Other financial liabilities	—	1,384
Noncurrent asset retirement obligations	5,203	10,349
Total liabilities held for sale	$12,113	16,719

During the year ended December 31, 2021, the Company identified $6.3 million of the Greenbrier’s property, plant and equipment assets held for sale that will be excluded from the future sale and held for use at its other U.S. mining complexes.

As of December 31, 2021, the assets and liabilities held for sale represent the fair value of the Greenbrier mining asset, which will likely be realized through a potential sale within the next 12 months.

The fair value of the Greenbrier mining asset was primarily driven by non-binding indicative offers and Level 3 inputs such as estimates of future cash flows which aligns to the Company’s best estimate of future market and operating conditions, including its current life of mine plan. The life of mine plan includes assumptions in relation to coal price forecasts, projected mine production volumes, operating costs, capital costs and discount rate.

5. Impairment of Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted pre-tax cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted pre-tax cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

During the year ended December 31, 2020, the Company performed an impairment assessment in accordance with ASC 360 – Property, Plant and Equipment, and determined that the sum of the estimated undiscounted pre-tax future cash flows of Greenbrier long-lived assets exceeded its carrying amount. As a result, an impairment charge of $78.1 million was recorded, reducing the carrying amount of Greenbrier’s long-lived assets to its fair value of approximately $30.0 million, which did not include any associated ARO liabilities.

The following costs are reflected in “Impairment of Assets” in the Consolidated Statement of Operations and Other Comprehensive Income for the year ended December 31, 2020:

Coronado Global Resources Inc. Form 10-K December 31, 2021 140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable Segment
(US$ thousands)	United States
Property, plant and equipment, net	$77,481
Right of use asset – operating leases, net	10
Intangible assets, net	620
Total	$78,111

The Company concluded that no indicators of impairment or requisite charges were required at any of the Company’s mining assets for the years ended December 31, 2021 and 2019.

6. Other, net

Other, net consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(US$ thousands)
Other foreign exchange gains (losses)	(7,049)	(1,175)	1,745
Other income	862	567	904
Total Other, net	$(6,187)	$(608)	$2,649

7. Capital Structure

(a) Stockholders’ Equity

Authorized capital stock

The Company’s Articles of Incorporation, as amended, authorize the Company to issue 1,100,000,000 shares of $0.01 par value capital stock consisting of 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock.

Issued Stock

In 2018, 80,000,000 common shares and one Series A Preferred Share were issued by the Company and held by Coronado Group LLC. The holders of Series A Preferred Stock are permitted to nominate and elect members of the Company’s Board of Directors in relation to the level of the holder’s aggregate beneficial ownership of shares of the Company’s common stock. All common shares and preferred shares have a par value of $0.01.

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

During the year ended December 31, 2020, the Company successfully completed the institutional and retail component of a fully underwritten 2 for 11 pro-rata accelerated non-renounceable entitlement offer, or the 2020 Entitlement Offer. On completion, a total of 417,361,980 fully paid new CDIs (representing a beneficial interest in 41,736,198 shares of common stock) were issued at a price of A$0.60 per CDI, resulting in gross proceeds of $179.8 million (A$250.5 million).

Proceeds from the 2020 Entitlement Offer, net of share issuance costs, of $179.8 million were used to repay a portion of drawn balances under the prior syndicated facility agreement.

Coronado Global Resources Inc. Form 10-K December 31, 2021 141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 14, 2021, the Company successfully completed the institutional component of a fully underwritten 1-for-4.73 pro-rata accelerated non-renounceable entitlement offer, or the 2021 Entitlement Offer. On completion, a total of 253,108,820 fully paid new CDIs (representing a beneficial interest in 25,310,882 shares of common stock) were issued at a price of A$0.45 per CDI, resulting in gross proceeds of $87.7 million (A$113.9 million).

On June 1, 2021, the Company successfully completed the retail component of the 2021 Entitlement Offer. On completion, a total of 39,466,010 fully paid new CDIs (representing a beneficial interest in 3,946,601 shares of common stock) were issued on the ASX at a price of A$0.45 per CDI, resulting in gross proceeds of $13.7 million (A$17.8 million).

Proceeds from the 2021 Entitlement Offer, net of share issuance costs, of $97.7 million were included as part of a refinancing transaction, which involved the (i) repayment of all outstanding obligations under the Company’s Multicurrency Revolving Syndicated Facility Agreement, or SFA, and termination of such agreement; (ii) cash collateralization of credit support facilities, which were used to provide back-to-back support for bank guarantees that had been previously issued under the SFA; and (iii) payment of discounts, fees and expenses related to the refinancing transaction. See Note 17 “Interest Bearing Liabilities”.

The Company issued a total of 29,257,483 shares of common stock, with a par value of $0.01, during the year ended December 31, 2021.

Coronado Group LLC

Coronado Group LLC, the Company’s controlling stockholder, exercised its right to participate in the institutional component of the 2021 Entitlement Offer and purchased 71,980,363 CDIs (representing a beneficial interest in 7,198,036 shares of common stock) at a price of A$0.45 per CDI, resulting in gross proceeds of $24.9 million (A$32.4 million).

As of December 31, 2020, Coronado Group LLC beneficially owns 845,061,399 CDIs (representing a beneficial interest in 84,506,140 shares of common stock) representing 50.4% of the total 1,676,453,730 CDIs (representing a beneficial interest in 167,645,373 shares of common stock) outstanding. The remaining 831,392,331 CDIs (representing a beneficial interest in 83,139,233 shares of common stock) are owned by investors in the form of CDIs publicly traded on the ASX.

Refer to Note 23 “Share-Based Compensation” for options to purchase common stock issued and outstanding as of December 31, 2021 and 2020.

Common Stock / CDIs

The common stock is publicly traded on the ASX under the ticker “CRN,” in the form of CHESS Depositary Interests (“CDIs). CDIs are units of beneficial ownership in shares of common stock held by CHESS Depositary Nominees Pty Limited (“CDN”), a wholly-owned subsidiary of ASX Limited, the company that operates the ASX.

As each CDI represents one tenth of a share, holders of CDIs will be entitled to onevote for every 10 CDIs they hold. CDI holders are to receive entitlements which attach to underlying shares such as participation in rights issues, bonus issues, capital reductions and liquidation preferences.

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

During the year ended December 31, 2021, the Company did not declare or pay dividends.

Coronado Global Resources Inc. Form 10-K December 31, 2021 142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
(US$ thousands, except per share data)	2021	2020	2019
Numerator:
Net income (loss)	189,423	(226,537)	305,477
Less: Net (loss) attributable to Non-controlling interest	(2)	(69)	(61)
Net income (loss) attributable to Company stockholders	189,425	(226,468)	305,538

Denominator (in thousands):
Weighted-average shares of common stock outstanding	156,710	111,073	96,652
Effects of dilutive shares	132	—	3
Weighted average diluted shares of common stock outstanding	156,842	111,073	96,655

Earnings (Loss) Per Share (US$):
Basic	1.21	(2.04)	3.16
Dilutive	1.21	(2.04)	3.16

8. Trade and related party receivables

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

During the year ended December 31, 2021, Xcoal repaid its past due balance outstanding from 2020 of $85.2 million in full. During the year ended December 31, 2021, the Company fully reversed the provision for discounting and credit losses of $9.0 million recorded at December 31, 2020 in respect of past due amounts.

Coronado Global Resources Inc. Form 10-K December 31, 2021 143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Coal revenues from related parties” of $97.3 million in the Consolidated Statements of Operations and Comprehensive Income for the period up to May 27, 2021, represent revenues from Xcoal while it was a related party. Revenues from coal sales to Xcoal after May 27, 2021 of $137.1 million for the period ended December 31, 2021 are included within “Coal revenues” in the Consolidated Statements of Operations and Comprehensive Income.

Revenues from Xcoal of $134.6 million and $468.9 million for the years ended December 31, 2020 and 2019, respectively, are recorded as “Coal revenues from related parties” in the Consolidated Statements of Operations and Comprehensive Income.

From July 1, 2021, the Company agreed credit terms with Xcoal. Any sales in excess of the credit amount are made on prepayment, letter of credit or cash on delivery basis.

At December 31, 2021, amounts outstanding from Xcoal in respect of coal sales was $35.2 million, of which $17.9 million was past due, and is included within “Trade receivables, net” on the Consolidated Balance Sheet. Subsequent to December 31, 2021, the Company has collected the Xcoal’s past due balance in full. The carrying amount of trade receivables from Xcoal, net of provision for credit losses of $0.4 million, was $34.8 million.

At December 31, 2020, amounts outstanding from Xcoal in respect of coal sales were $91.0 million, of which $85.2 million was past due and was included in “Related party trade receivables” on the Consolidated Balance Sheet, and $5.8 million was secured by a letter of credit. As of December 31, 2020, the carrying amount of related party trade receivables from Xcoal, net of a $9.0 million provision for discounting and credit losses, was $82.0 million.

9. Provision for Credit Losses

The following table provides the reconciliation of the allowance for credit losses that is deducted from financial assets to present the net amount expected to be collected:

(in US$ thousands)	Trade and related party trade receivables	Other Assets	Total
As at January 1, 2020	$—	$—	$—
Change in estimates during the current period	9,298	—	9,298
As at December 31, 2020	9,298	—	9,298
Change in estimates during the current period	436	522	958
Unwind of provision for expected credit losses (Note 8)	(9,000)	—	(9,000)
As at December 31, 2021	$734	$522	$1,256

10. Inventories

	December 31,
(US$ thousands)	2021	2020
Raw coal	$17,334	$19,557
Saleable coal	42,006	26,581
Total coal inventories	59,340	46,138
Supplies inventory	59,582	63,997
Total inventories	$118,922	$110,135

Coal inventories measured at its net realizable value were $2.2 million and $0.7 million at December 31, 2021 and 2020, respectively, and relates to coal designated for deliveries under the Stanwell non-market coal supply agreement. See further discussion in Note 19 “Contract Obligations”.

Coronado Global Resources Inc. Form 10-K December 31, 2021 144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Property, Plant and Equipment

The following table indicates the carrying amount of each of the major classes of the Company’s consolidated depreciable assets:

	December 31,
(US$ thousands)	2021	2020
Land	$27,853	$27,985
Buildings and improvements	88,079	89,726
Plant, machinery, mining equipment and transportation vehicles	963,272	939,521
Mineral rights and reserves	374,326	374,340
Office and computer equipment	8,718	4,316
Mine development	566,201	577,631
Asset retirement obligation asset	75,215	81,603
Construction in process	42,055	38,321
	2,145,719	2,133,443
Less accumulated depreciation, depletion and amortization	748,356	611,935
Net property, plant and equipment	$1,397,363	$1,521,508

The amount of depreciation and depletion expense for property, plant and equipment for the years ended December 31, 2021, 2020 and 2019 was $166.2 million, $187.7 million and $167.2 million, respectively.

12.Goodwill and Other Intangible Assets

(a) Acquired Intangible Assets

	December 31, 2021
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Logan	15	$1,642	$912	$730
Mining permits - Buchanan	28	3,501	717	2,784
Total intangible assets		$5,143	$1,629	$3,514

	December 31, 2020
(US$ thousands)	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Logan	15	1,642	834	808
Mining permits - Buchanan	28	4,000	591	3,409
Total intangible assets		$5,642	$1,425	$4,217

Amortization expense is charged using the straight-line method over the useful lives of the respective intangible asset. The aggregate amount of amortization expense for amortizing intangible assets for the years ended December 31, 2021, 2020 and 2019, were $0.2 million, $0.2 million and $0.3 million, respectively. Estimated amortization expense for each of the next five years is $0.2 million.

Coronado Global Resources Inc. Form 10-K December 31, 2021 145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) Goodwill

In connection with the Buchanan acquisition on March 31, 2016, the Company recorded goodwill in the amount of $28.0 million. The Company performed a qualitative assessment to determine if impairment was required at December 31, 2021 or 2020. Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the reporting unit is greater than the carrying amount at December 31, 2021 and 2020. As a result, no impairment was recorded, and the balance of goodwill at both December 31, 2021 and 2020 was $28.0 million. The Company has not noted any indicators of impairment since the acquisition date.

13.Other Assets

	December 31,
(US$ thousands)	2021	2020
Other current assets:
Prepayments	$24,226	24,112
Long service leave receivable	9,136	10,990
Tax credits receivable	4,440	—
Other	9,845	8,904
Total other current assets	$47,647	44,006

Other non-current assets:
Favorable mineral leases	$3,645	3,925
Deferred debt issue costs	4,310	7,475
Long service leave receivable	550	864
Tax credits receivable	11,223	—
Total other non-current assets	$19,728	12,264

The Company has other assets which includes favorable mineral leases, deferred debt issue costs, long service leave receivable and coalfield employment enhancement tax credit

The favorable mineral leases are amortized based on the coal tonnage removed from the lease property relative to the total estimated reserves on that property.

Long service leave is paid when leave is taken, with a subsequent reimbursement received from the Coal Mining Industry (Long Service Leave Funding) Corporation in Australia. The reimbursement is recognized in other assets and is measured as the present value of expected future reimbursements to be received.

The deferred issue costs as of December 31, 2021, were incurred to establish the ABL Facility (as described in Note 17. “Interest Bearing Liabilities”) and are accordingly amortized over the life of the facility on a straight-line basis.

The deferred debt issue costs as of December 31, 2020, were incurred to establish and amend the multicurrency revolving Syndicated Facility Agreement or SFA. Following repayment and termination of the SFA on May 14, 2021, the remaining deferred debt issue costs of $5.7 million were written off and included in the “Loss on debt extinguishment’ in the Company’s Consolidated Statement of Operations and Comprehensive Income for year ended December 31, 2021.

The Company recognized tax credits receivable of $15.7 million relating to the Virginia coalfield employment enhancement tax credit which accrued for sales made during the 2018 to 2021 income years. Where the credits exceed the Company’s state tax liability for the tax year, the excess is redeemable by the Tax Commissioner on behalf of the Commonwealth of Virginia for 85% of the face value within 90 days after filing the return. The tax credits allowed can be claimed in the third taxable year following the taxable year in which the credit was earned and allowed. No credit was recognized in 2020 due to uncertainty around the recoverability thereof.

Coronado Global Resources Inc. Form 10-K December 31, 2021 146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
(US$ thousands)	2021	2020
Wages and employee benefits	$41,187	$32,386
Taxes other than income taxes	6,246	7,024
Accrued royalties	70,237	36,149
Accrued freight costs	27,754	29,199
Accrued mining fees	65,835	76,044
Acquisition related accruals	31,201	33,119
Other liabilities	28,482	20,605
Total accrued expenses and other current liabilities	$270,942	$234,526

Acquisition related accruals represents amount outstanding for stamp duty payable on the Curragh acquisition of $31.2 million (A$43.0 million). This amount was outstanding as at December 31, 2021 and 2020 pending final assessment to be made by the Queensland Revenue Office in Queensland, Australia.

Coronado Global Resources Inc. Form 10-K December 31, 2021 147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Leases

Information related to Company’s right-of use assets and related lease liabilities are as follows:

	Year ended December 31,
(US$ thousands)	2021	2020
Operating lease costs	$10,863	$17,257
Cash paid for operating lease liabilities	10,986	15,329

Finance lease costs:
Amortization of right of use assets	227	1,867
Interest on lease liabilities	14	88
Total finance lease costs	$241	$1,955

	December 31,
(US$ thousands)	2021	2020
Operating leases:
Operating lease right-of-use assets	$13,656	$19,498

Finance leases:
Property and equipment	404	822
Accumulated depreciation	(67)	(641)
Property and equipment, net	337	181

Current operating lease obligations	8,326	8,414
Non-current operating lease obligations	12,685	20,582
Total Operating lease liabilities	21,011	28,996

Current finance lease obligations	126	—
Non-current finance lease obligations	209	—
Total Finance lease liabilities	335	—

Current lease obligations	8,452	8,414
Non-current lease obligations	12,894	20,582
Total lease obligations	$21,346	$28,996

	December 31,
	2021	2020
Weighted Average Remaining Lease Term (Years)
Weighted average remaining lease term – finance leases	2.54	-
Weighted average remaining lease term – operating leases	2.59	3.35

Weighted Average Discount Rate
Weighted discount rate – finance lease	7.60%	-
Weighted discount rate – operating lease	7.95%	7.94%

Coronado Global Resources Inc. Form 10-K December 31, 2021 148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s operating leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the terms deemed reasonable to exercise. Maturities of lease liabilities are as follows:

(US$ thousands)	Operating Lease	Finance Lease
Year ending December 31,
2022	$9,414	$148
2023	9,321	148
2024	2,920	74
2025	869	—
2026	818	—
Thereafter	—	—
Total lease payments	23,342	370
Less imputed interest	(2,331)	(35)
Total lease liability	$21,011	$335

16. Asset Retirement Obligations

Reclamation of areas disturbed by mining operations must be performed by the Company in accordance with approved reclamation plans and in compliance with state and federal laws in the states of West Virginia and Virginia in the United States and Queensland in Australia. For areas disturbed, a significant amount of the reclamation will take place in the future when operations cease. There were no assets that were legally restricted for purposes of settling asset retirement obligations as of December 31, 2021 and 2020. In addition, state agencies monitor compliance with the mine plans, including reclamation.

The Company records the fair value of its asset retirement obligations using the present value of projected future cash flows, with an equivalent amount recorded in the related long lived asset or a change to the statements of operations if the related permit is closed. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities otherwise settled, the recorded amount of the liability is reduced.

Changes in the asset retirement obligations for the years ended December 31, 2021 and December 31, 2020 were as follows:

(US$ thousands)	December 31, 2021	December 31, 2020
Total asset retirement obligations at beginning of the year	$122,144	$131,774
ARO liability additions	1,642	7,044
Accretion	9,353	9,418
Reclamation performed in the year	(3,322)	(2,859)
Gain on settlement of ARO	(601)	—
Change in estimate recorded to operations	1,195	(5,973)
Change in estimate recorded to assets	(5,444)	(11,139)
Foreign currency translation adjustment	(4,690)	7,427
ARO liability reclassified to liabilities held for sale	—	(13,548)
Total Asset retirement obligations at end of the year	120,277	122,144
Less current portion	(9,414)	(6,012)
Asset retirement obligation, excluding current portion	110,863	116,132

Coronado Global Resources Inc. Form 10-K December 31, 2021 149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities at December 31, 2021:

(in US$ thousands)	December 31, 2021	December 31, 2020	Weighted Average Interest Rate at December 31, 2021		Final Maturity
10.75% Senior Secured Notes	$315,000	$—	12.14%	(2)	2026
ABL Facility	—	—			2024
Multicurrency Revolving Syndicated Facility	—	327,625			2023
Discount and debt issuance costs(1)	(14,831)	—
Total interest bearing liabilities	$300,169	$327,625

(1) Deferred debt issuance costs incurred on the establishment of the ABL Facility has been included within "Other non-current assets" on the Consolidated Balance Sheet.

(2) Represents the effective interest rate.

Syndicated Facility Agreement

On May 14, 2021, the Company repaid all obligations under the SFA, including the outstanding balance of $324.1 million, and terminated such agreement using a portion of the net proceeds from the Entitlement Offer along with a portion of proceeds from the offering of the Notes (as defined below). As a result of the early termination of the SFA, the Company recorded a loss on debt extinguishment of $5.7 million in its Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2021.

Senior Secured Notes

On May 12, 2021, the Company, entered into an indenture, or the Indenture among Coronado Finance Pty Ltd, or CFPL, an Australian proprietary company and a wholly-owned subsidiary of the Company, which is referred to as the Issuer or the Australian Borrower, the Company, the other guarantors party thereto, which are referred to, collectively with the Company, as the Guarantors, and Wilmington Trust, National Association, as trustee, or the Trustee, and as priority lien collateral trustee, relating to the issuance by the Issuer of $350.0 million aggregate principal amount of 10.750% Senior Secured Notes due 2026, or the Notes.

The Notes were issued at a price of 98.112% of their principal amount and bear interest at a rate of 10.75% per annum. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year to record holders of the Notes on the immediately preceding May 1 and November 1, as applicable. The Notes mature on May 15, 2026 and are senior secured obligations of the Issuer.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Partial Redemption of Notes

On November 16, 2021, the Company exercised its optional redemption rights and redeemed $35.0 million, or 10%, of the aggregate principal amount of its Notes at a redemption price equal to 103% of the principal amount of the Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption. The Company recorded a “Loss on debt extinguishment” of $2.8 million in the Consolidated Statement of Operations and Comprehensive Income, which represents the premium paid on redemption and a portion of unamortized debt issuance costs and discount on issuance.

The redemption allocation was determined by lot, in compliance with the requirements of the Depository Trust Company as provided in the indenture governing the Notes.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The obligations of the borrowers under the ABL Facility are guaranteed by (a) a first priority-lien in the ABL Collateral, (b) a second priority-lien in the Notes Collateral and (c) solely in the case of the obligations of the Australian Borrower, a featherweight floating security interest over certain accounts released from the security by the Australian Borrower in favor of Stanwell.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including, among others: (i) the requirement to deliver financial statements, other reports and notices; (ii) covenants related to the payment of dividends on, or purchase or redemption of, capital stock; (iii) covenants related to the incurrence or prepayment of certain debt; (iv) covenants related to the incurrence of liens or encumbrances; (v) compliance with laws; (vi) restrictions on certain mergers, consolidations and asset dispositions; and (vii) restrictions on certain transactions with affiliates. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2021, the Company is not subject to this covenant. As at December 31, 2021, the Company met its undertakings under the ABL Facility.

To establish the ABL Facility, the Company incurred debt issuance costs of $5.4 million. The Company has elected an accounting policy to present debt issuance costs incurred before the debt liability is recognized (e.g., before the debt proceeds are received) as an asset which will be amortized ratably over the term of the line-of-credit and have been included in “Interest expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income. The costs will not be subsequently reclassified as a direct deduction of the liability. At December 31, 2021, issuance costs incurred to establish the ABL Facility have been classified in “Other non-current assets” in the Company’s Consolidated Balance Sheet. Refer to Note 13 “Other Assets”.

As at December 31, 2021, no amounts were drawn and no letters of credit were outstanding under the ABL Facility.

Coronado Global Resources Inc. Form 10-K December 31, 2021 152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Other Financial Liabilities

The following is a summary of other financial liabilities at December 31, 2021:

(US$ thousands)	Principal
Collateralized financial liabilities payable to third-party financing companies(1)	$17,794
Unsecured notes payable to insurance premium finance company, payable in aggregate monthly instalments ranging from $645 to $700 with a fixed rate ranging up to 2.25% per annum	4,536
Total Other financial liabilities	22,330
Less: current portion	8,508
Other non-current financial liabilities	$13,822

(1) On January 6, 2021, the Company entered into an agreement with a third-party financier to sell and leaseback items of property, plant and equipment owned by Curragh, a wholly-owned subsidiary of the Company. The transaction did not satisfy the sale criteria under ASC 606 – Revenues from Contracts with Customers. As a result, the transaction was deemed a financing arrangement and the Company has continued to recognize the underlying property, plant and equipment on its Consolidated Balance Sheet. The proceeds received from the transaction of $23.5 million (A$30.2 million) were recognized as “Other financial liabilities” on the Consolidated Balance Sheet. The term of the financing arrangement ranges up to five years with an implied interest rate of up to 7.8% per annum. The carrying amount of this financial liability, net of issuance costs, was $17.8 million as at December 30, 2021, $4.0 million of which is classified as a current liability.

The following is a summary of other financial liabilities at December 31, 2020:

(US$ thousands)	Principal
Collateralized notes payable to equipment financing companies, payable in aggregate monthly instalments ranging from $6 to $124 through September 19, 2021. Interest is payable at fixed rates ranging up to 5.5% per annum	$162
Unsecured notes payable to insurance premium finance company, payable in aggregate monthly instalments ranging from $474 to $543 with a fixed rate ranging up to 2.80% per annum	4,069
Other current financial liabilities	4,231
Derivative liability (2)	2,898
Total other current liabilities	7,129
Less: current portion	7,129
Other non-current financial liabilities	$—

(2) Refer to Note 25(a) “Derivatives” for further disclosure.

19. Contract Obligations

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

In connection with the acquisition of Curragh, the Company assumed the Stanwell non-market coal supply agreement (CSA) with a fixed pricing component that was effectively below the market price at the date of acquisition. The Company recorded $307.0 million related to the unfavorable pricing of the Stanwell CSA and is amortizing it ratably based on the tons sold through the contract. The amortization of this liability for the year ended December 31, 2021 and 2020 were $33.7 million and $32.6 million, respectively, and was recorded as “Other revenues” in the Consolidated Statements of Operations and Comprehensive Income.

Coronado Global Resources Inc. Form 10-K December 31, 2021 153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the contract obligations as of December 31, 2021:

(US$ thousands)	Short-term	Long-term	Total
Coal leases contract liability	$843	20,081	20,924
Stanwell below market coal supply agreement	39,118	121,107	160,225
	$39,961	141,188	181,149

The following is a summary of the contract obligations as of December 31, 2020:

(US$ thousands)	Short-term	Long-term	Total
Coal leases contract liability	843	20,667	21,510
Stanwell below market coal supply agreement	39,452	165,156	204,608
	$40,295	185,823	226,118

20. Deferred Consideration Liability

On August 14, 2018 the Company completed the purchase of the Stanwell Reserved Area, or the SRA, adjacent to the current Curragh mining tenements. This area was acquired on a deferred consideration basis and on acquisition the Company recognized a “Mineral rights and reserves” and a corresponding deferred consideration liability of $155.2 million (A$210.0 million), calculated using the contractual pre-tax discount rate of 13% representing fair value of the arrangements at the date of acquisition. The deferred consideration liability will reflect passage of time changes by way of an annual accretion at the contractual pre-tax discount rate of 13% and will be settled as a discount to the price of thermal coal supplied to Stanwell over the term of a new coal supply agreement which is expected to commence in 2027. The accretion of deferred consideration is recognized in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income. The Right-to-mine-asset will be amortized over the coal reserves mined from the SRA.

	December 31,
(US$ thousands)	2021	2020
Stanwell Reserved Area deferred consideration	$230,492	$216,513
	$230,492	$216,513

21. Workers’ Compensation and Pneumoconiosis (“Black Lung”) Obligations

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

The Company obtained workers compensation insurance for work related injuries, including black lung, through a third-party commercial insurance company for the years ended December 31, 2021, 2020 and 2019. The insurance policy covers claims that exceed $0.5 million per occurrence for all years, or aggregate claims in excess of $22.0 million, $15.0 million and $17.0 million for policy years ending May 2022, May 2021 and May 2020. Per the contractual agreements, the Company was required to provide a collateral deposit of $41.1 million for policy years 2017 through 2022 ending to May 31, 2022, which is accomplished through providing a combination of letters of credit and cash collateral in an escrow account. As of December 31, 2021, the Company has provided $16.8 million of letters of credit and $21.0 million of cash collateral totaling $37.8 million. The remaining collateral is required to be provided by March 31, 2022.

For the years ended December 31, 2021, 2020 and 2019, the audited Consolidated Statements of Operations and Comprehensive Income included Company incurred claims, premium expenses and administrative fees related to worker’s compensation benefits of $12.2 million, $9.5 million and $13.8 million, respectively. As of December 31, 2021 and 2020, the estimated workers’ compensation liability was $29.7 million and $24.4 million, respectively, representing claims incurred but not paid based on the estimate of the outstanding claims under the coverage limits and the actuarially determined retained liability under the aggregate claim amount. As of December 31, 2021 and 2020, $25.3 million and $21.8 million, respectively, are recorded within “Other non-current liabilities” in the Consolidated Balance Sheets. The current portion of the Company’s estimated workers’ compensation liabilities are recorded within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.

Coronado Global Resources Inc. Form 10-K December 31, 2021 154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Employee Benefit Plans

The Company has a 401(k)-defined contribution plan in which all U.S. full time employees are eligible to participate upon their date of hire. Employees generally may contribute up to 100% of their qualifying compensation subject to statutory limitations. The Company matches up to 100% up to the first 4% of the participant’s annual compensation for all employees except for those employed at Buchanan. For employees at Buchanan, the Company matches up to 100% of the first 6% of the participant’s annual compensation. The Company’s contributions immediately vest. Total Company contributions for the years ended December 31, 2021, 2020 and 2019 amounted to $3.3 million, $2.7 million and $3.3 million, respectively.

In the United States, the Company is self-insured for employee health care claims up to the lesser of $0.2 million per covered person or an aggregate amount depending on the various coverages provided to employees throughout the plan year for all employees. The Company has purchased coverage from a commercial insurance carrier to provide for any claims in excess of these amounts. At December 31, 2021 and 2020, the Company had provided accruals of $1.7 million and $1.6 million, respectively, for claims incurred but not paid based on management’s estimate of the Company’s self-insured liability. For the years ended December 31, 2021, 2020 and 2019, the Company incurred claims, premium expenses and administrative fees related to this plan totaling $25.8 million, $23.9 million and $28.0 million respectively.

23.Share-Based Compensation

Total stock-based compensation expense was $0.5 million, $1.6 million and $0.3 for the years ended December 31, 2021, 2020 and 2019 respectively, and was included as a component of selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income. The stock-based compensation expense includes compensation expense recognized in full at the grant date for employees that meet certain retirement eligibility criteria per the 2018 Plan (as defined below).

As of December 31, 2021, the Company had $1.1 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.25 years for the 2018 grant, 2.25 years for the 2020 grant and 3.25 years for the 2021 grant as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

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

As of December 31, 2021, the following awards were granted under the 2018 Plan:

Coronado Global Resources Inc. Form 10-K December 31, 2021 155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Grant year	Vesting date	Performance period	Stock Options	PSUs
2021	31/03/2025	01/01/2021 - 31/12/2023	-	5,998,212
2020	31/03/2024	01/01/2020 - 31/12/2022	-	3,203,988
2018	31/03/2023	01/01/2019 - 31/12/2021	1,336,454	1,001,914

Relative TSR Awards: For the Options and PSUs granted, the Company included a relative total shareowner return, or TSR, modifier to determine the number of shares which will vest at the end of the performance period. The TSR is deemed a market condition under Financial Accounting Standard Board Codification Topic “Compensation – Stock Compensation”, or FASB Topic 718. These awards are determined based on the Company’s percentile ranking of TSR over the performance period relative to a predefined comparator group of companies. For 55.56% of the PSUs granted in 2021 and 2020 and 25% of Options and PSUs granted in 2018 that will vest, will be determined based on TSR.

Awards subject to TSR vest based on service and market conditions. The fair value of relative TSR was estimated on the grant date using a Monte Carlo simulation model.

Scorecard Awards: The number of Options and PSUs, that will ultimately vest is based on the certified achievement of predefined scorecard performance metrics, or the Scorecard. The Scorecard are deemed a performance condition under FASB Topic 718. For 44.44% of the PSUs granted in 2021 and 2020 the number of awards that will ultimately vest will be determined based on the Scorecard relating to safety and cash flow. For 75% of Options and PSUs granted in 2018 that will ultimately vest will be determined based on the Scorecard relating to safety, production volumes and production costs.

Awards subject to Scorecard vest based on service and performance conditions. The fair value of the Options Scorecard was estimated on the grant date using a Black-Sholes-Merton option-pricing model.

Performance metrics applicable to the awards granted as summarized below:

Grant year	Relative TSR	Scorecard
	TSR	Safety	TSR	Cashflow	Production	Production costs
2021 and 2020	33.0%	22.0%	22.0%	22.0%	-	-
2018	25.0%	25.0%	-	-	25.0%	25.0%

Stock Option Awards

The Company’s 2018 stock option awards were granted on the date of the IPO with an exercise price of $2.84 per CDI (A$4.00 per CDI) which was equal to the Company’s IPO Price.

The Company’s Stock Option activity is summarized below:

Stock Option Plan Activity	2021	2020	2019
Opening at the beginning of the year	1,083,101	1,292,476	1,336,454
Granted	—	—	—
Forfeited	(68,095)	(209,375)	(43,978)
Outstanding at the end of the year	1,015,006	1,083,101	1,292,476
Exercisable at the end of the year	—	—	—

	2021	2020	2019
Weighted-average exercise price per CDI (US$)	$2.54	$2.54	$2.54
Weighted-average remaining contractual term (in years)	1.25	2.25	3.25

The weighted average grant date fair value of all Option Awards granted was $0.27. On August 5, 2019, the Board of Directors declared and approved return of capital of $0.298 per CDI. In accordance with ASX listing rule clause 7.22.3 the exercise price of option awards granted under 2018 Plan were reduced by the same amount as the return of capital to $2.54. This change was deemed a modification under ASC 718 Compensation – Stock compensation”, however, there was no incremental fair value as a result and as such no change was required to the grant date fair value. No stock option awards vested during the years ended December 31, 2021.

Coronado Global Resources Inc. Form 10-K December 31, 2021 156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Performance Stock Unit Awards

Activity of the Company’s PSUs that are ultimately payable in the Company’s CDI’s or the equivalent number of shares of common stock granted under the 2018 Plan is summarized below:

Performance Stock Units Plan Activity	2021	2020	2019
Nonvested at the beginning of the year	4,002,783	988,721	1,001,914
Granted	5,998,212	3,203,988	—
Forfeited	(1,499,126)	(189,926)	(13,193)
Nonvested at the end of the year	8,501,869	4,002,783	988,721

	2021	2020	2019
Weighted-average grant date fair value (per CDI)	$0.43	$0.79	$1.83
Weighted-average remaining term (in years)	2.79	3.01	3.25

The weighted average grant date fair value of all PSU Awards granted in 2021 was $0.33 (A$0.42). No PSUs vested during the year ended December 31, 2021.

The assumptions used to determine the PSUs fair value on each grant date were as follow:

	2021 Grant	2020 Grant	2018 Grant
Time to maturity (in years) (i)	3.85	3.49	4.52
Dividend yield (ii)	3.0%	1.6%	10.0%
Expected volatility (iii)	60.0%	60.0%	35.0%
Risk-free interest rate (iv)	0.35%	0.18%	2.23%

(i)Time to maturity represents the period that the Company’s stock-based awards will vest. All awards cliff vest at the end of the requisite service period.

(ii)Dividend yield is the expected average yield of dividends expected over the vesting period.

Coronado Global Resources Inc. Form 10-K December 31, 2021 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(iii)For the 2018 grant, the expected volatility was estimated using comparable public company’s volatility for similar terms as the Company does not have a long enough operating period as a public company to estimate its own volatility. For the 2020 and 2021 grants, the volatility was estimated using comparable public company’s volatility and the Company’s own volatility for similar terms.

(iv)Risk-free interest rate is based on an interpolated Australian Government Bond Rate at the time of the grant for periods corresponding with the expected term of the PSUs.

The above inputs were consistent to determine the fair value of the market and performance conditions of the PSUs awards.

(b)Executive Short Term Incentive Plan

The amount of the STI award that each participating executive officer of the Company becomes entitled to each year (if any) will be determined by the Board and Compensation and Nominating Committee based on the achievement of set financial and non-financial performance targets. 50% of the award is to be delivered in cash after the release of the Company’s audited full-year financial results and then 50% will be deferred for 12 months. The deferred component of the STI will be delivered as Restricted Stock Units (“RSUs”) that will vest after the release of the Company’s audited full year results following the year of the award.

Each RSU is an entitlement to receive one CDI (or, if the Board determines, the equivalent value in cash of common shares), plus additional CDIs (or the equivalent value in cash or common shares) equal to any distributions made until the RSU is settled. The RSU’s are granted for nil consideration, as they form part of the participant’s remuneration package.

The CEO is the only Director of the Company who is entitled to participate in the grant of RSUs under deferral arrangements in the STI Plan.

During the year ended December 31, 2020, the Company granted 552,129 RSUs to eligible participants under the 2019 STI Plan. The weighted average grant date fair value of all RSUs granted under this plan was $1.29 (A$1.93) per CDI. These RSUs vested and were settled during the year ended December 31, 2021. No RSUs were granted during the year ended December 31, 2021.

24. Income Taxes

On March 27, 2020, the United States Congress enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, to provide certain relief as a result of the COVID-19 outbreak. The CARES Act (PL 116-136), allows for a five-year carryback for losses arising in tax years beginning in 2018, 2019 and 2020.

On April 9, 2021, West Virginia Governor Jim Justice signed into law House Bill 2026, adopting significant changes to the state’s income tax code, including market-based source, single-sales factor apportionment and limitations on temporary or mobile worker withholding. The new law resulted in a tax impact of approximately $1.3 million.

On October 6, 2020, the Australian Government, as part of the 2020–21 Australian Federal Government Budget, announced that it will target support to businesses and encourage new investment through a loss carry back regime. Eligible corporate entities that previously paid corporate income taxes in a relevant year and have subsequently made taxable losses can claim a refundable tax offset up to the amount of their previous income tax liabilities.

The Company received a refund of $12.0 million during the current year for tax losses relating to the 2020 income year which was carried back to 2019 income year. No further tax losses can be carried back.

At December 31, 2021, the Australian Operations has tax losses carried forward of $27.0 million (tax effected), which are indefinite lived and included in deferred tax assets. In addition, a company, which is not part of the Australian tax consolidated group, had tax losses carried forward of $8.1 million (tax effected) for which an equal valuation allowance has been recognized.

Income (loss) from continuing operations before income taxes for the periods presented below consisted of the following:

Coronado Global Resources Inc. Form 10-K December 31, 2021 158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ thousands)	2021	2020	2019
U.S.	$226,463	(116,354)	138,411
Non-U.S.	16,062	(170,199)	281,747
Total	$242,525	(286,553)	420,158

Total income tax expense for the periods presented below consisted of the following:

	December 31,
(US$ thousands)	2021	2020	2019
Current:
U.S. federal	$30,075	(28,959)	16,518
Non-U.S.	(4,443)	(18,967)	79,228
State	3,480	(1,034)	3,737
Total current	29,112	(48,960)	99,483
Deferred:
U.S. federal	13,486	18,353	3,733
Non-U.S.	6,658	(18,757)	6,030
State	3,846	(10,652)	5,435
Total deferred	23,990	(11,056)	15,198
Total income tax expense	$53,102	(60,016)	114,681

The following is a reconciliation of the expected statutory federal income tax expense (benefit) to the Company’s income tax expense (benefit) for the periods presented below:

	December 31,
(US$ thousands)	2021	2020	2019
Current:
Expected income tax expense (benefit) at U.S. federal statutory rate	$50,931	(60,176)	88,233
Non-taxable income	—	—	—
Permanent differences	296	(3,144)	3,246
Prior period tax return adjustments and amendments	(4,259)	—	—
Foreign tax deductions method change and prior year amendments	—	28,952	—
Australian branch impact on US taxes	(1,699)	(21,398)	15,956
State income taxes, net of federal benefit	7,833	(4,250)	7,246
Total income tax expense	53,102	(60,016)	114,681
Effective tax rate	21.9%	20.9%	27.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes using the enacted tax rates and laws currently in effect. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2021 were as follows:

Coronado Global Resources Inc. Form 10-K December 31, 2021 159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ thousands)	2021	2020
Deferred income tax assets:
Accruals and provisions	$29,091	35,523
Contract obligations	137,290	157,446
Asset retirement obligation	40,033	42,475
Goodwill	7,057	7,491
Tax losses	35,078	56,340
Interest limitation carried forward	—	—
Other	22,676	20,286
Gross deferred income tax assets	271,225	319,561
Valuation allowance (1)	(25,590)	(26,523)
Total deferred income tax assets, net of valuation allowance	245,635	293,038
Deferred income tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	(272,219)	(272,450)
Warehouse stock	(14,903)	(15,886)
U.S. liability on foreign deferred taxes	(10,301)	(17,254)
Other	(9,246)	(27,160)
Total deferred income tax liabilities	(306,669)	(332,750)

Net deferred income tax liability	(61,034)	(39,712)

(1) As of December 31, 2020 and 2021, the Company recorded a valuation allowance against a deferred tax asset of an equal amount which relates predominantly to tax losses, land and goodwill in Australia which is in the Other category in the table. Due to the capital character of these items and the lack of expected capital gains, the Australian group is not expected to realize the benefit of this deferred tax asset.

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

The Company first recorded unrecognized tax benefits of $14.2 million during the year ended December 31, 2019. During the year ended December 31, 2020, the Company assessed these tax positions and resolved the uncertainty related to those positions. Accordingly, the position of $14.2 million related to the uncertain tax benefits, related to prior periods, was released.

The Company did not enter into any new uncertain tax positions during the year ended December 31, 2020 and 2021, and as a result the Company does not have any recorded uncertain tax positions as of December 31, 2021. The release of uncertain tax positions during the year ended December 31, 2020 did not impact the Company’s provision for income taxes.

We recorded no amounts related to interest and penalties for 2021, 2020 and 2019 and these years remain open to examination by U.S. and Australian tax authorities.

25. Derivatives and Fair Value Measurement

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Forward fuel contracts

In 2020, the Company entered into forward derivative contracts to hedge its exposure to diesel fuel that was expected to be used at its Australian Operations during 2021. In connection with the repayment and termination of the SFA, the Company closed out all outstanding forward fuel derivative contracts and received proceeds, representing hedge gain on settlement, of $5.8 million. This hedge gain on settlement was recorded to “Cost of coal revenues” in the Consolidated Statements of Operations and Comprehensive Income, at which point the related hedged transaction impacted income.

No forward fuel derivative contracts were outstanding at December 31, 2021.

		December 31, 2021		December 31, 2020
(US$ thousands)	Classification	Derivative asset	Derivative liability	Derivative asset	Derivative liability
	Other current financial liabilities	—	—	—	2,898
		—	—	—	2,898

The following table presents our details of diesel fuel outstanding hedge contracts:

	December 31, 2021			December 31, 2020
(in thousands)	Notional amount (thousands)	Unit of measure	Varying maturity dates	Notional amount (thousands)	Unit of measure	Varying maturity dates
Designated forward fuel contracts	—	—	—	135,114	Liters	January 2021 – December 2021

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

Financial Instruments Measured on a Recurring Basis

As of December 31, 2021, there were no financial instruments required to be measured at fair value on a recurring basis.

Coronado Global Resources Inc. Form 10-K December 31, 2021 161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s net financial liability positions for which fair value is measured on a recurring basis as of December 31, 2020 was as follows:

	Assets/(Liabilities)
(US$ thousands)	Level 1	Level 2	Level 3	Total
Forward commodity contracts	$—	$(2,898)	$—	$(2,898)
	$—	$(2,898)	$—	$(2,898)

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of December 31, 2021 and 2020:

•Cash and restricted cash, accounts receivable, accounts payable, accrued expenses, lease liabilities and other current financial liabilities: The carrying amounts reported in the Consolidated Balance Sheets approximate fair value due to the short maturity of these instruments.

•Restricted deposits, lease liabilities, interest bearing liabilities and other financial liabilities: The fair values approximate the carrying amounts reported in the Consolidated Balance Sheets.

•Interest bearing liabilities: The Company’s outstanding interest-bearing liabilities are carried at amortized cost. As of December 31, 2021, there were no borrowings outstanding under the ABL Facility. The estimated fair value of the Notes is approximately $340.2 million based upon observable market data (Level 2).

Other than the estimated fair values of the Greenbrier mining asset held for sale described in Note 4 “Assets Held for Sale” and Note 5 “Impairment of Assets”, which are level 3 fair value measurements, there are no other fair value measurements of assets and liabilities that are measured at fair value on a nonrecurring basis as of December 31, 2021 and December 31, 2020.

26. Accumulated Other Comprehensive Losses

The Company’s Accumulated Other Comprehensive Losses consists of foreign currency translation adjustment from subsidiaries not using the U.S. dollar as their functional currency and net gains or losses on certain derivatives instruments accounted for as cash flow hedges.

Coronado Global Resources Inc. Form 10-K December 31, 2021 162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Net unrealized gain (loss)
(US$ thousands)	Foreign currency translation adjustments	Cash flow fuel hedges	Cash flow foreign currency hedges	Total
Balance at December 31, 2019	$(48,265)	$2,378	$681	$(45,206)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income (loss) before reclassifications	(11,204)	(26,661)	(1,424)	(39,289)
Gain on long-term intra-entity foreign currency transactions	32,692	—	—	32,692
Loss reclassified from accumulated other comprehensive income (loss)	—	20,432	457	20,889
Tax effects	—	1,822	286	2,108
Total net current-period other comprehensive income (loss)	21,488	(4,407)	(681)	16,400
Balance at December 31, 2020	(26,777)	(2,029)	—	(28,806)
Net current-period other comprehensive income (loss):
Gain in other comprehensive income (loss) before reclassifications	6,991	9,922	—	16,913
Loss on long-term intra-entity foreign currency transactions	(24,442)	—	—	(24,442)
Gain reclassified from accumulated other comprehensive income (loss)	—	(7,023)	—	(7,023)
Tax effects	—	(870)	—	(870)
Total net current-period other comprehensive income (loss)	(17,451)	2,029	—	(15,422)
Balance at December 31, 2021	$(44,228)	$—	$—	$(44,228)

27. Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(US$ thousands)	Amount
Year ending December 31,
2022	$6,354
2023	5,478
2024	5,407
2025	5,233
2026	5,158
Thereafter	25,877
Total	$53,507

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of December 31, 2021, purchase commitments for capital expenditures were $24.1 million, all of which is obligated within the next 12 months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 9 years.

Coronado Global Resources Inc. Form 10-K December 31, 2021 163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the U.S., the Company typically negotiates its rail and coal terminal on an annual basis. As of December 31, 2021, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.2 billion, of which approximately $115.8 million is obligated within the next year, $225.1 million within 1-3 years, $228.2 million 3-5 years and $614.3 million thereafter.

28. Contingencies

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

At December 31, 2021, the Company had outstanding bank guarantees of $45.8 million to secure various obligations and commitments.

Restricted deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. The Company had cash collateral in the form of deposits in the amount of $81.0 million and $8.4 million as of December 31, 2021 and 2020, respectively, to provide back-to-back support for bank guarantees, financial payments and other performance obligations and various other operating agreements. These deposits are restricted and classified as long-term assets in the Consolidated Balance Sheets.

In accordance with the terms of the ABL Facility, the Company may be required to cash collateralize the ABL Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit. As of December 31, 2021, no letter of credit was outstanding and no cash collateral was required.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation. The Company can also use bank letters of credit to collateralize certain other obligations. As of December 31, 2021, the Company had outstanding surety bonds of $29.6 million and letters of credit of $16.8 million issued from our available bank guarantees, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increase obligations, additional costs or additional collateral requirements.

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

29. Related‑Party Transactions

Xcoal

On May 27, 2021, Xcoal ceased to be a related party after Xcoal’s founder, chief executive officer and chief marketing officer, Mr. Ernie Thrasher, retired as a non-executive director of the Company. Refer to Note 8 “Trade and related party receivables” for transactions, balances and other details relating to Xcoal.

The Energy & Mineral Group

On May 12, 2021, affiliates of The Energy & Minerals Group, or EMG, which is the Company’s controlling stockholder through its ownership of Coronado Group LLC, participated in the Notes Offering and purchased $65.0 million aggregate principal amount of Notes at the closing of the Notes Offering. Following the redemption of Notes on November 16, 2021, the principal amount of Notes held by EMG reduced to $58.5 million and remained unchanged as at December 31, 2021. At December 31, 2021, interest payable to affiliates of EMG on the Notes was $0.8 million and was recorded within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheet. Interest expense to affiliates of EMG were $4.7 million for the year ended December 31, 2021, and recorded in “Interest expense, net” in the Consolidated Statement of Operations and Comprehensive Income.

Coronado Global Resources Inc. Form 10-K December 31, 2021 164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Coronado Group LLC

Under the Coronado Group LLC agreement (as amended, effective October 23, 2018), 2,900 management incentive units were designated and authorized for issuance to certain members of management to motivate and retain senior management. The plan is designated to allow key members of management to share in the profits of the Company after certain returns are achieved by the equity investors. The incentive units constitute “profit interests” for the benefit of senior management in consideration of services rendered and to be rendered.

Coronado Coal LLC and Coronado II LLC merged to form Coronado Group LLC in July 2015. Coronado IV LLC was merged into Coronado Group LLC, the Company’s controlling stockholder, on June 30, 2016. Under the updated formation agreement dated June 30, 2016, the 2,500 designated and authorized units under the initial formation of Coronado Group LLC were replaced by these new units. At December 31, 2021 and 2020, 2,900 management incentive units were outstanding.

The incentive units are comprised of three tiers, which entitle the holders to receive distributions from Coronado Group LLC subordinate to the distributions to be received by Members. As of December 31, 2021 and 2020, a portion of the authorized units have been allocated to various members of the Company’s management including Mr. Garold Spindler, CEO, who is also member of Coronado Group LLC.

JEP

JEP Mining LLC (“JEP”) was formed in 2013 between Greenbrier and SYR Energy Partners LP (“SYR”). Greenbrier contributed $0.07 million for 50% ownership and SYR contributed $0.07 million for 50% ownership in JEP (collectively the Membership Interests). JEP is governed by three Managers, two of which are appointed by Greenbrier and one is appointed by SYR.

In connection with the JEP Variable Interest Entity, the Company issued a note receivable to their partner in JEP, SYR in 2013. The note provides additional capital to SYR to aid them in funding JEP. As of December 31, 2020, the note had a balance of $0.6 million with related interest receivable of $0.2 million. These balances are included in related party receivables.

During the year ended December 31, 2021, the Company acquired the remaining 50% non-controlling interest on JEP, which became a wholly-owned subsidiary.

As of December 31, 2021, the Company consolidates the financial statements of JEP and all intercompany balances and transactions have been eliminated in consolidation.

Stockholder’s Agreement and Registration Rights and Sell-Down Agreement

As of December 31, 2021, Coronado Group LLC has beneficial ownership in the aggregate of 50.4% of the Company’s Shares. On September 24, 2018, Coronado Group LLC and the Company entered into a Stockholder’s Agreement and a Registration Rights and Sell-Down Agreement which governs the relationship between Coronado Group LLC and the Company while the EMG Group beneficially owns in the aggregate at least 50% of our outstanding shares of common stock (including shares of common stock underlying CDIs), including certain governance matters relating to the Company. Under this Agreement, Coronado Group LLC has the ability to require the Company to register its shares under the US Securities Exchange Act of 1934 and to provide assistance to Coronado Group LLC in selling some or all of its shares (including in the form of CDIs).

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Relationship Deed

On September 24, 2018, the Company and Coronado Group LLC entered into a Relationship Deed under which the Company provides a number of indemnities in favor of Coronado Group LLC, including in relation to certain Australian IPO-related matters and also certain guarantees that have in the past been provided or arranged by Coronado Group LLC and its affiliates in support of Company obligations. Under the Relationship Deed, Coronado Group LLC also agrees to indemnify the Company in relation to certain Australian IPO-related matters and reimburse certain costs.

Coronado Global Resources Inc. Form 10-K December 31, 2021 166

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Coronado Global Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coronado Global Resources Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Coronado Global Resources Inc. Form 10-K December 31, 2021 167

Realizability of deferred tax assets related to tax losses
Description of the matter

As disclosed in Note 24 to the consolidated financial statements, the Company recognized gross deferred tax assets of $271.2 million at December 31, 2021, which includes a deferred tax asset of $35.1 million related to tax losses carried forward from prior periods.

Management’s analysis of the realizability of the tax benefit of the tax losses involves judgment around the Company’s ability to utilize the tax benefit in future periods, which depends on the Company’s future profitability in the jurisdictions in which it operates. Management assesses the Company’s future profitability using profit and taxable income forecasts, which are sensitive to future coal prices, among other assumptions.

Auditing the realizability of the deferred tax assets related to tax losses was complex and involved auditor judgment, due to the high degree of estimation uncertainty in forecasting the future profitability for each jurisdiction, particularly given the potential volatility of future coal prices and the wide range of results that can result from such volatility.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to evaluate the profit and taxable income forecasts for each jurisdiction. This included controls over management’s selection of future coal prices used in the forecasts.

Our testing procedures included, amongst others, evaluating the significant assumptions used and testing the completeness and accuracy of the underlying data in the profit and taxable income forecasts. As part of our testing of the significant assumptions, with the assistance of our valuation specialists, we evaluated the future coal prices used in the Company’s profit forecasts, by comparing those price assumptions to analysts’ and broker forecasts and those used by other market participants. We also performed scenario testing on the impact of different future coal prices on the timing of the utilization of tax losses.

/s/ Ernst & Young

We have served as the Company’s auditor since 2020.

Brisbane, Australia

February 22, 2022

Coronado Global Resources Inc. Form 10-K December 31, 2021 168

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coronado Global Resources Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of Coronado Global Resources Inc. and subsidiaries (the Company) for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Richmond, Virginia
February 24, 2020, except as to note 3,

which is as of February 25, 2021

Coronado Global Resources Inc. Form 10-K December 31, 2021 169

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Coronado Global Resources Inc. Form 10-K December 31, 2021 170

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021, using the framework specified in Internal Control – Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Our Independent Registered Public Accounting Firm, Ernst & Young, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

Coronado Global Resources Inc. Form 10-K December 31, 2021 171

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Coronado Global Resources, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Coronado Global Resources Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coronado Global Resources Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young

Brisbane, Australia

February 22, 2022

Coronado Global Resources Inc. Form 10-K December 31, 2021 172

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Coronado Global Resources Inc. Form 10-K December 31, 2021 173

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be furnished by this Item will be set forth in our definitive proxy statement for the 2022 Annual Meeting of Shareholders, or the Proxy Statement, under the heading “Executive Officers and Corporate Governance”, and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required to be furnished by this Item will be set forth in the Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be furnished by this Item will be set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

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

Coronado Global Resources Inc. Form 10-K December 31, 2021 174

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. See index to Financial Statements and Supplementary Data on page 123 of this Annual report on Form 10-K.

2. Financial Statements Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes thereto.

3. Exhibits. The exhibits filed with or incorporated by reference as part of this Report are set forth in the Exhibit Index.

(b) The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.

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
4.1

Stockholder’s Agreement, dated as of September 24, 2018, by and between the Company and Coronado Group (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

4.2

Registration Rights and Sell-Down Agreement, dated as of September 24, 2018, by and between the Company and Coronado Group (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

4.3

Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 000-56044) filed on February 24, 2020 and incorporated herein by reference)

4.4

Indenture, dated as of May 12, 2021, among Coronado Finance Pty Ltd, as issuer, Coronado Global Resources Inc., as guarantor, the subsidiaries of Coronado Global Resources Inc. named therein, as additional guarantors, Wilmington Trust, National Association, as trustee and notes collateral agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on May 14, 2021 and incorporated herein by reference).

4.5	Form of 10.750% Senior Secured Notes due 2026 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on May 14, 2021 and incorporated herein by reference).
10.1

Relationship Deed, dated as of September 24, 2018, by and among the Company, Coronado Group, certain EMG Group entities and their affiliates (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference).

Coronado Global Resources Inc. Form 10-K December 31, 2021 175

10.2†‡

Syndicated Facility Agreement, dated as of May 12, 2021, among Coronado Global Resources Inc., as guarantor, Coronado Coal Corporation, as U.S. borrower, Coronado Finance Pty Ltd, as Australian borrower, the subsidiaries of Coronado Global Resources Inc. named therein, as additional guarantors, and Citibank, N.A., as administrative agent and a lender, and various other financial institutions as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on May 14, 2021 and incorporated herein by reference).

10.3‡

Coronado Global Resources Inc. 2019 Short-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.4‡

Coronado Global Resources Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.5>‡

Coronado Global Resources Inc. 2018 Non-Executive Director Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.6>‡

Employment Agreement dated as of September 21, 2018, by and between Coronado Global Resources Inc. and Garold Spindler (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

10.7>‡

Employment Agreement dated as of July 7, 2020, by and between Curragh Queensland Mining Pty Ltd and Gerhard Ziems (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-56044) filed on July 7, 2020 and incorporated herein by reference)

10.8>‡

Employment Agreement dated as of August 5, 2021, by and between Coronado Global Resources Inc. and Jeffrey Bitzer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on August 9, 20121 and incorporated herein by reference)

10.9>‡

Contract of Employment dated as of August 4, 2021, by and between Curragh Queensland Mining Pty Ltd and Douglas Thompson (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on August 9, 20121 and incorporated herein by reference)

10.10>‡	Letter Agreement dated as of February 18, 2022, by and between Curragh Queensland Mining Pty Ltd and Douglas Thompson.
10.11>‡	Employment Agreement dated as of July 12, 2021, by and between Coronado Global Resources Inc. and Christopher P. Meyering.
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

Coronado Global Resources Inc. Form 10-K December 31, 2021 176

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

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young
23.2	Consent of KPMG LLP
23.3	Consent of Barry Lay
23.4	Consent of Paul Wood
23.5	Consent of Justin S. Douthat
23.6	Consent of Michael G. McClure
23.7	Consent of John W. Eckman
23.8	Consent of Scott Peterson
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
96.1	Technical Report Summary for Curragh

Coronado Global Resources Inc. Form 10-K December 31, 2021 177

96.2	Technical Report Summary for Buchanan
96.3	Technical Report Summary for Logan
96.4	Technical Report Summary for Mon Valley
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

>Management contract, compensatory plan or arrangement

Coronado Global Resources Inc. Form 10-K December 31, 2021 178

ITEM 16. FORM 10-K SUMMARY

None.

Coronado Global Resources Inc. Form 10-K December 31, 2021 179

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

Date: February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Garold Spindler	Managing Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2022
Garold Spindler

/s/ Gerhard Ziems	Group Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2022
Gerhard Ziems

/s/ William Koeck	Director	February 22, 2022
William Koeck

/s/ Philip Christensen	Director	February 22, 2022
Philip Christensen

/s/ Greg Pritchard	Director	February 22, 2022
Greg Pritchard

/s/ Laura Tyson	Director	February 22, 2022
Laura Tyson

/s/ Sir Michael Davis	Director	February 22, 2022
Sir Michael Davis

Coronado Global Resources Inc. Form 10-K December 31, 2021 180