Form 10-Q
period 2022-03-31
Coronado Global Resources Inc.
filed 2022-05-09
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on April 30, 2022, including shares of common stock underlying CDIs, was 167,645,373.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) March 31, 2022	December 31, 2021
Current assets:
Cash and restricted cash		$571,467	$437,931
Trade receivables, net		498,963	271,923
Inventories	4	132,759	118,922
Other current assets		50,727	47,647
Assets held for sale		27,019	27,023
Total current assets		1,280,935	903,446
Non-current assets:
Property, plant and equipment, net	5	1,425,579	1,397,363
Right of use asset – operating leases, net		10,304	13,656
Goodwill		28,008	28,008
Intangible assets, net		3,463	3,514
Restricted deposits	14	84,810	80,981
Deferred income tax assets		—	14,716
Other non-current assets		19,256	19,728
Total assets		$2,852,355	$2,461,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$58,241	$97,514
Accrued expenses and other current liabilities	6	332,959	270,942
Dividends payable	7	151,758	—
Income tax payable		88,614	25,612
Asset retirement obligations		9,597	9,414
Contract obligations		38,769	39,961
Lease liabilities		8,505	8,452
Other current financial liabilities		5,482	8,508
Liabilities held for sale		11,934	12,113
Total current liabilities		705,859	472,516
Non-current liabilities:
Asset retirement obligations		114,366	110,863
Contract obligations		138,364	141,188
Deferred consideration liability		244,943	230,492
Interest bearing liabilities	8	300,275	300,169
Other financial liabilities		13,176	13,822
Lease liabilities		10,836	12,894
Deferred income tax liabilities		82,757	75,750
Other non-current liabilities		28,918	26,216
Total liabilities		$1,639,494	$1,383,910
Total Coronado Group LLC members’ capital
Common stock $0.01 par value; 1,000,000,000 shares authorized,167,645,373 shares issued and outstanding as of March 31, 2022 and December 31, 2021		1,677	1,677
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of March 31, 2022 and December 31, 2021		—	—
Additional paid-in capital		1,089,631	1,089,547
Accumulated other comprehensive losses	12	(27,970)	(44,228)
Retained earnings		149,523	30,506
Total stockholders’ equity		1,212,861	1,077,502
Total liabilities and stockholders’ equity		$2,852,355	$2,461,412

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20222

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three months ended March 31,
	Note	2022	2021
Revenues:
Coal revenues		$936,628	$299,161
Coal revenues from related parties		—	68,041
Other revenues		10,497	8,909
Total revenues	3	947,125	376,111
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		357,500	274,103
Depreciation, depletion and amortization		38,009	53,081
Freight expenses		59,264	52,141
Stanwell rebate		29,053	15,819
Other royalties		83,032	20,947
Selling, general, and administrative expenses		7,876	5,775
Total costs and expenses		574,734	421,866
Other (expense) income:
Interest expense, net		(17,332)	(15,135)
(Increase) decrease in provision for discounting and credit losses		(428)	3,778
Other, net		(2,790)	(2,928)
Total other expense, net		(20,550)	(14,285)
Income (loss) before tax		351,841	(60,040)
Income tax (expense) benefit	9	(81,943)	19,068
Net income (loss)		269,898	(40,972)
Less: Net loss attributable to noncontrolling interest		—	(2)
Net income (loss) attributable to Coronado Global Resources Inc.		$269,898	$(40,970)
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	12	16,258	(4,609)
Net gain on cash flow hedges, net of tax		—	4,926
Total other comprehensive income		16,258	317
Total comprehensive income (loss)		286,156	(40,655)
Less: Net loss attributable to noncontrolling interest		—	(2)
Total comprehensive income (loss) attributable to Coronado Global Resources Inc.		$286,156	$(40,653)

Earnings (loss) per share of common stock
Basic	10	1.61	(0.30)
Diluted	10	1.61	(0.30)

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20223

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	Retained	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	earnings	interest	equity
Balance December 31, 2021	167,645,373	$1,677	1	$—	$1,089,547	$(44,228)	$30,506	$—	$1,077,502
Net income	—	—	—	—	—	—	269,898	—	269,898
Other comprehensive income	—	—	—	—	—	16,258	—	—	16,258
Total comprehensive income	—	—	—	—	—	16,258	269,898	—	286,156
Share-based compensation for equity classified awards	—	—	—	—	84	—	—	—	84
Dividends declared	—	—	—	—	—	—	(150,881)	—	(150,881)
Balance March 31, 2022	167,645,373	$1,677	1	$—	$1,089,631	$(27,970)	$149,523	$—	$1,212,861

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	(Accumulated	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	losses)	interest	equity
Balance December 31, 2020	138,387,890	$1,384	1	$—	$993,052	$(28,806)	$(158,919)	$152	$806,863
Net loss	—	—	—	—	—	—	(40,970)	(2)	(40,972)
Other comprehensive income (net of $2,111 tax)	—	—	—	—	—	317	—	—	317
Total comprehensive income (loss)	—	—	—	—	—	317	(40,970)	(2)	(40,655)
Share-based compensation for equity classified awards	—	—	—	—	(538)	—	—	—	(538)
Acquisition of non controlling interest	—	—	—	—	(703)	—	—	(150)	(853)
Balance March 31, 2021	138,387,890	$1,384	1	$—	$991,811	$(28,489)	$(199,889)	$—	$764,817

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20224

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$269,898	$(40,972)
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	38,009	53,081
Amortization of right of use asset - operating leases	3,401	2,246
Amortization of deferred financing costs	484	1,379
Non-cash interest expense	7,689	6,647
Amortization of contract obligations	(8,670)	(8,509)
Loss on disposal of property, plant and equipment	228	101
Equity-based compensation expense	84	(555)
Deferred income taxes	19,027	(18,437)
Reclamation of asset retirement obligations	(1,156)	(557)
Increase (decrease) in provision for discounting and credit losses	428	(3,778)
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	(226,983)	59,690
Inventories	(10,574)	(4,701)
Other current assets	3,160	2,255
Accounts payable	(34,488)	(19,849)
Accrued expenses and other current liabilities	54,967	(26,790)
Operating lease liabilities	(2,086)	(2,758)
Change in other liabilities	58,431	6,746
Net cash provided by operating activities	171,849	5,239
Cash flows from investing activities:
Capital expenditures	(37,768)	(28,604)
Purchase of restricted deposits	(3,548)	(4,550)
Redemption of restricted deposits	140	250
Net cash used in investing activities	(41,176)	(32,904)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities	—	53,489
Debt issuance costs and other financing costs	—	(1,266)
Principal payments on interest bearing liabilities and other financial liabilities	(4,773)	(38,110)
Principal payments on finance lease obligations	(21)	—
Premiums paid on early redemption of debt	(22)	—
Net cash (used in) provided by financing activities	(4,816)	14,113
Net increase (decrease) in cash and restricted cash	125,857	(13,552)
Effect of exchange rate changes on cash and restricted cash	7,679	1,516
Cash and restricted cash at beginning of period	437,931	45,736
Cash and restricted cash at end of period	$571,467	$33,700
Supplemental disclosure of cash flow information:
Cash payments for interest	$677	$7,111
Restricted cash	$251	$251
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q March 31, 20225

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

(b) Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of U.S. generally accepted accounting principles, or U.S. GAAP, and with the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial reporting issued by the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC and the Australian Securities Exchange, or the ASX, on February 22, 2022.

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

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2021 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2022.

2. Summary of Significant Accounting Policies

Please see Note 2 “Summary of Significant Accounting Policies” contained in the audited consolidated financial statements for the year ended December 31, 2021 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February 22, 2022.

(a) Newly Adopted Accounting Standards

During the period there has been no new Accounting Standards Update issued by the Financial Accounting Standards Board that had material impact on the Company’s consolidated financial statements.

3.Segment Information

The Company has a portfolio of operating mines and development projects in Queensland, Australia, and in the states of Pennsylvania, Virginia and West Virginia in the U.S. The operations in Australia, or Australian Operations, comprise the 100%-owned Curragh producing mine complex. The operations in the United States, or U.S. Operations, comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned idled mine complex (Greenbrier) and two development properties (Mon Valley and Russell County).

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

Coronado Global Resources Inc. Form 10-Q March 31, 20226

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

Reportable segment results as of and for the three months ended March 31, 2022 and 2021 are presented below:

	Australia	United States	Other and Corporate	Total
	(in US$ thousands)
Three months ended March 31, 2022
Total revenues	$605,298	$341,827	$—	$947,125
Adjusted EBITDA	238,968	179,899	(7,880)	410,987
Net income/(loss)	150,147	122,968	(3,217)	269,898
Total assets	1,371,294	976,326	504,735	2,852,355
Capital expenditures	15,962	23,749	92	39,803

Three months ended March 31, 2021
Total revenues	$238,293	$137,818	$—	$376,111
Adjusted EBITDA	(23,059)	36,530	(5,830)	7,641
Net (loss) income	(42,331)	10,391	(9,032)	(40,972)
Total assets	1,082,586	855,527	117,616	2,055,729
Capital expenditures	7,032	14,538	1,034	22,604

The reconciliations of Adjusted EBITDA to net income attributable to the Company for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended
	March 31,
	2022	2021
	(in US$ thousands)
Net income (loss)	$269,898	$(40,972)
Depreciation, depletion and amortization	38,009	53,081
Interest expense (net of income)	17,332	15,135
Other foreign exchange losses	1,991	1,749
Income tax expense (benefit)	81,943	(19,068)
Losses on idled assets held for sale(1)	1,386	1,494
Increase (decrease) in provision for discounting and credit losses	428	(3,778)
Consolidated Adjusted EBITDA	$410,987	$7,641

(1) These losses relate to idled non-core assets that the Company has classified as held for sale with the view that these will be sold within the next twelve months.

Coronado Global Resources Inc. Form 10-Q March 31, 20227

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliations of capital expenditures per the Company’s segment information to capital expenditures disclosed on the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
	(in US$ thousands)
Capital expenditures per Condensed Consolidated Statements of Cash Flows	$37,768	$28,604
Accruals for capital expenditures	9,510	—
Payment for capital acquired in prior periods	(7,475)	(6,000)
Capital expenditures per segment detail	$39,803	$22,604

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s reportable segments, as the Company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Three months ended March 31, 2022
	Australia	United States	Total
	(in US$ thousands)
Product Groups:
Metallurgical coal	$554,009	$337,720	$891,729
Thermal coal	42,289	2,610	44,899
Total coal revenue	596,298	340,330	936,628
Other(1)	9,000	1,497	10,497
Total	$605,298	$341,827	$947,125

	Three months ended March 31, 2021
	Australia	United States	Total
	(in US$ thousands)
Product Groups:
Metallurgical coal	$206,452	$136,984	$343,436
Thermal coal	22,998	768	23,766
Total coal revenue	229,450	137,752	367,202
Other(1)	8,843	66	8,909
Total	$238,293	$137,818	$376,111

(1) Other revenue for the Australian segment includes the amortization of the Stanwell non-market coal supply contract obligation liability.

4.Inventories

(in US$ thousands)	March 31, 2022	December 31, 2021
Raw coal	$12,829	$17,334
Saleable coal	58,687	42,006
Total coal inventories	71,516	59,340
Supplies inventory	61,243	59,582
Total inventories	$132,759	$118,922

Coal inventories measured at its net realizable value were $4.0 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively, and relates to coal designated for deliveries under the Stanwell non-market coal supply agreement.

Coronado Global Resources Inc. Form 10-Q March 31, 20228

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.Property, Plant and Equipment

(in US$ thousands)	March 31, 2022	December 31, 2021
Land	$28,286	$27,853
Buildings and improvements	90,569	88,079
Plant, machinery, mining equipment and transportation vehicles	987,523	963,272
Mineral rights and reserves	374,326	374,326
Office and computer equipment	8,908	8,718
Mine development	583,828	566,201
Asset retirement obligation asset	75,498	75,215
Construction in process	62,746	42,055
	2,211,684	2,145,719
Less accumulated depreciation, depletion and amortization	786,105	748,356
Net property, plant and equipment	$1,425,579	$1,397,363

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)	March 31, 2022	December 31, 2021
Wages and employee benefits	$44,336	$41,187
Taxes other than income taxes	7,817	6,246
Accrued royalties	107,144	70,237
Accrued freight costs	35,341	27,754
Accrued mining fees	79,917	65,835
Acquisition related accruals	32,173	31,201
Other liabilities	26,231	28,482
Total accrued expenses and other current liabilities	$332,959	$270,942

Included within acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $32.2 million (A$43.0 million). This amount was outstanding as at March 31, 2022 and December 31, 2021 pending assessment by the Office of State Revenue in Queensland, Australia.

7. Dividends Payable

On February 24, 2022, the Company’s Board declared an unfranked ordinary dividend of 9.0 cents per CDI (USD). CDIs were quoted “ex” dividend on March 17, 2022. The dividend had a record date of March 18, 2022 and was paid on April 8, 2022.

Coronado Global Resources Inc. Form 10-Q March 31, 20229

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities at March 31, 2022:

(in US$ thousands)	March 31, 2022	December 31, 2021	Weighted Average Interest Rate at March 31, 2022		Final Maturity
10.75% Senior Secured Notes	$314,453	$315,000	12.14%	(2)	2026
ABL Facility	—	—			2024
Discount and debt issuance costs(1)	(14,178)	(14,831)
Total interest bearing liabilities	$300,275	$300,169

(1) Debt issuance costs incurred on the establishment of the ABL Facility has been included within "Other non-current assets" on the unaudited Condensed Consolidated Balance Sheet.

(2) Represents the effective interest rate.

Senior Secured Notes

As of March 31, 2022, the Company’s $350.0 million aggregate principal amount of 10.750% Senior Secured Notes due 2026, or the Notes, outstanding amount was $314.5 million. The Notes mature on May 15, 2026 and are senior secured obligations of the Company.

The terms of the Notes are governed by the Indenture. The Indenture contains customary covenants for high yield bonds, including, but not limited to, limitations on investments, liens, indebtedness, asset sales, transactions with affiliates and restricted payments, including payment of dividends on capital stock. As of March 31, 2022, the Company was in compliance with all applicable covenants under the Indenture.

In connection with the dividend declared on February 24, 2022, the Company offered to purchase up to $100.0 million aggregate principal amount of the Notes pursuant to the terms of the Indenture. On March 30, 2022, pursuant to the offer to purchase, the Company purchased an aggregate principal amount of $0.5 million at a price equal to 104% of the principal amount of the Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption.

Debt issuance costs, recorded as a direct deduction from the face amount of the Notes, were $14.2 million and $14.8 million at March 31, 2022 and December 31, 2021, respectively.

ABL Facility

On May 12, 2021, the Company entered into a senior secured asset-based revolving credit agreement in an initial principal amount of $100.0 million, or the ABL Facility, including a $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans, at any time outstanding, subject to borrowing base availability. The ABL Facility matures on May 12, 2024.

Borrowings under the ABL Facility bear interest at a rate equal to a BBSY rate plus an applicable margin. In addition to paying interest on the outstanding borrowings under the ABL Facility, the Company is also required to pay a fee in respect of unutilized commitments, on amounts available to be drawn under outstanding letters of credit and certain administrative fees.

As at March 31, 2022, no amounts were drawn and no letters of credit were outstanding under the ABL Facility. At March 31, 2022, the Company was in compliance with all applicable covenants under the ABL Facility.

Debt issuance costs, recorded as “Other non-current assets” in the unaudited Consolidated Balance sheet, were $3.8 million and $4.3 million at March 31, 2022 and December 31, 2021, respectively.

9. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effects of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur.

Coronado Global Resources Inc. Form 10-Q March 31, 202210

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s 2022 estimated annual effective tax rate is 23.3%, which has been favorably impacted by mine depletion deductions in the United States. The Company had an income tax expense of $81.9 million based on an income before tax of $351.8 million for the three months ended March 31, 2022.

Income tax benefit of $19.1 million for the three months ended March 31, 2021 was calculated based on an estimated annual effective tax rate of 31.8% for the period.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the three months ended March 31, 2021, the Company had no unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.

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

At December 31, 2021, the Australian Operations had tax losses carried forward of $27.0 million (tax effected), which are indefinite lived and included in deferred tax assets. In addition, a company, which is not part of the Australian tax consolidated group, had tax losses carried forward of $8.1 million (tax effected) for which a full valuation allowance has been recognized.

10. Earnings per Share

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three months ended March 31,
(in US$ thousands, except per share data)	2022	2021
Numerator:
Net income (loss)	$269,898	$(40,972)
Less: Net income (loss) attributable to Non-controlling interest	—	(2)
Net income (loss) attributable to Company stockholders	$269,898	$(40,970)

Denominator (in thousands):
Weighted-average shares of common stock outstanding	167,645	138,388
Effects of dilutive shares	88	-
Weighted average diluted shares of common stock outstanding	167,733	138,388
Earnings (Loss) Per Share (US$):
Basic	1.61	(0.30)
Dilutive	1.61	(0.30)

11.Fair Value Measurement

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

Coronado Global Resources Inc. Form 10-Q March 31, 202211

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Instruments Measured on a Recurring Basis

As of March 31, 2022, there were no financial instruments required to be measured at fair value on a recurring basis.

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of March 31, 2022 and December 31, 2021:

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

• Interest bearing liabilities: The Company’s outstanding interest-bearing liabilities are carried at amortized cost. As of March 31, 2022, there were no borrowings outstanding under the ABL Facility. The estimated fair value of the Notes is approximately $334.9 million based upon observable market data (Level 2).

Coronado Global Resources Inc. Form 10-Q March 31, 202212

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consisted of the following at March 31, 2022:

(in US$ thousands)	Foreign currency translation adjustments
Balance at December 31, 2021	$(44,228)
Net current-period other comprehensive income (loss):
Gain in other comprehensive income (loss) before reclassifications	3,671
Gain on long-term intra-entity foreign currency transactions	12,587
Total net current-period other comprehensive gain	16,258
Balance at March 31, 2022	$(27,970)

13. Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(in US$ thousands)	Amount
Year ending December 31,
2022	$5,265
2023	5,145
2024	5,056
2025	4,893
2026	4,813
Thereafter	24,695
Total	$49,867

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of March 31, 2022, purchase commitments for capital expenditures were $26.2 million, all of which is obligated within the next twelve months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 9 years. In the U.S., the Company typically negotiates its rail and coal terminal access on an annual basis. As of March 31, 2022, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.1 billion, of which approximately $89.5 million is obligated within the next twelve months.

14.Contingencies

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

At March 31, 2022, the Company had outstanding bank guarantees of $46.1 million to secure various obligations and commitments.

Coronado Global Resources Inc. Form 10-Q March 31, 202213

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. The Company had cash collateral in the form of deposits in the amount of $84.8 million and $81.0 million as of March 31, 2022 and December 31, 2021, respectively, to provide back-to-back support for bank guarantees, financial payments and other performance obligations and various other operating agreements. These deposits are restricted and classified as long-term assets in the unaudited Condensed Consolidated Balance Sheets.

In accordance with the terms of the ABL Facility, the Company may be required to cash collateralize the ABL Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit. As of March 31, 2022, no letter of credit was outstanding and no cash collateral was required.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation. The Company can also use bank letters of credit to collateralize certain obligations. As of March 31, 2022, the Company had outstanding surety bonds of $29.6 million and letters of credit of $16.8 million issued from our available bank guarantees, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increase obligations, additional costs or additional collateral requirements.

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

15. Subsequent Events

On May 9, 2022, the Company’s Board of Directors declared a special unfranked dividend of $99.5 million, or 5.9 cents per CDI, reflecting the unaccepted portion of the offer to purchase the Notes made in connection with the dividend declared on February 24, 2022, and a special unfranked dividend of $100.6 million, or 6.0 cents per CDI. CDIs will be quoted as “ex” dividend on May 30, 2022. The dividend will have a record date of May 31, 2022 and be payable on June 21, 2022. The total special dividends of $200.0 million will be funded from available cash.

In connection with the declared special dividend, Coronado Finance Pty Ltd, a wholly-owned subsidiary of the Company offered to purchase up to $100.6 million aggregate principal amount of the Notes at a purchase price equal to 104% of the principal amount of the Notes pursuant to the terms of the Indenture. The payment of the special dividend is not contingent on acceptance of the offer to purchase the Notes by the Note holders.

Coronado Global Resources Inc. Form 10-Q March 31, 202214

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coronado Global Resources Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Coronado Global Resources Inc. (the Company) as of March 31, 2022, the related condensed consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes (not presented herein), and in our report dated February 22, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young

Brisbane, Australia

May 9, 2022.

Coronado Global Resources Inc. Form 10-Q March 31, 202215

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes to those statements included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for year ended December 31, 2021 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission, or SEC, and the Australian Securities Exchange, or the ASX, on February 22, 2022.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations, financial performance and condition, the coal, steel and other industries, the impact of the COVID-19 pandemic and related governmental and economic responses thereto, as well as our plans, objectives and expectations for our business, operations, financial performance and condition. Forward-looking statements may be identified by words such as “may,” “could,” “believes,” “estimates,” “expects,” “intends,” “plans,” “anticipate,” “forecast,” “outlook,” “target,” “likely,” “considers” and other similar words.

Any forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance, events or outcomes to differ materially from the results, performance, events or outcomes expressed or anticipated in these statements, many of which are beyond our control. Such forward-looking statements are based on an assessment of present economic and operating conditions on a number of best estimate assumptions regarding future events and actions. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results, our announced plans, including our plan to issue dividends and distributions, or an investment in our securities include, but are not limited to:

• uncertainty in global economic conditions, including the extent, duration and impact of the Russian and Ukraine war, as well as risks related to government actions with respect to trade agreements, treaties or policies;

• a decrease in the availability or increase in costs of key supplies, capital equipment or commodities, such as diesel fuel, steel, explosives and tires;

• severe financial hardship, bankruptcy, temporary or permanent shut downs or operational challenges, due to future public health crisis (such as COVID-19) or otherwise, of one or more of our major customers, including customers in the steel industry, key suppliers/contractors, which among other adverse effects, could lead to reduced demand for our coal, increased difficulty collecting receivables and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;

• our ability to generate sufficient cash to service our indebtedness and other obligations;

• our indebtedness and ability to comply with the covenants and other undertakings under the agreements governing such indebtedness;

• our ability to collect payments from our customers depending on their creditworthiness, contractual performance or otherwise;

Coronado Global Resources Inc. Form 10-Q March 31, 202216

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

• the risk that diversity in interpretation and application of accounting principles in the mining industry may impact our reported financial results; and

• other risks and uncertainties detailed herein, including, but not limited to, those discussed in “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

Coronado Global Resources Inc. Form 10-Q March 31, 202217

See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

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

Our Australian Operations comprise the 100%-owned Curragh producing mine complex. Our U.S. Operations comprise two 100%-owned producing mine complexes (Buchanan and Logan), one 100%-owned idled mine complex (Greenbrier) and two development properties (Mon Valley and Russell County). In addition to Met coal, our Australian Operations sell thermal coal domestically, which is used to generate electricity, to Stanwell and some thermal coal in the export market. Our U.S. Operations primarily focus on the production of Met coal for the North American domestic and seaborne export markets and also produce and sell some thermal coal that is extracted in the process of mining Met coal.

For the three months ended March 31, 2022, we produced 4.2 MMt and sold 4.4 MMt of coal. Met coal and thermal coal sales represented approximately 76.9% and 23.1%, respectively, of our total volume of coal sold and approximately 95.2% and 4.8% respectively, of total coal revenues, for the three months ended March 31, 2022.

Record global prices of coal for the three months ended March 31, 2022 resulted in the highest quarterly revenues and average realized price of Met coal sold in the history of the Company. The impact of Russia’s invasion of Ukraine was the primary driver of high coal prices, as sanctions were placed on Russian commodities, making it difficult to trade coal from that market and further tightening the global supply.

Coronado has continued to take advantage of its unique geographical diversification as a Met coal supplier of scale to meet the requirements of steel customers across the globe. As global supply dynamics have changed due to the Russian and Ukraine war, our U.S. Operations have benefited from their ability to export coal to meet supply shortages in Europe at higher prices during the three months ended March 31, 2022.

Our results for the three months ended March 31, 2022 benefited from higher averaged realized Met coal price, partially offset by (1) labor shortages at our Australian Operations and U.S. Operations driven by COVID-19 impacts and increased demand for skilled labor, (2) higher sales related costs (Stanwell rebate, royalties and freight costs), (3) unplanned maintenance costs incurred at U.S. Operations, (4) additional fleets mobilized at our Australian Operations and (5) inflationary pressure on fuel pricing and labor costs.

Coal revenues from our Australian Operations for the three months ended March 31, 2022 increased 159.9% compared to the same period in, 2021, driven by increased average realized Met coal pricing from $94.2 to $305.8 per Mt sold. Sales volumes were lower for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to co-shipping delays at port. Operating costs for the three months ended March 31, 2022 were $105.8 million, or 40.7%, higher compared to the corresponding period in 2021 primarily driven by higher sales related costs, additional contractor fleets deployed at Australian Operations to accelerate overburden removal to increase coal availability and inflationary pressures on fuel pricing and labor costs.

Our U.S. Operations, higher sales volumes and higher average realized Met coal prices per Mt sold during the three months ended March 31, 2022 resulted in Coal revenues increasing by $202.6 million, or 147.1%, compared to the same period in 2021. Operating costs for the three months ended March 31, 2022 were $60.0 million, or 58.2% higher, compared to the corresponding period in 2021 driven by higher mining costs, due to impact of inflation on labor and supply costs, royalties, freight and demurrage costs.

Coronado Global Resources Inc. Form 10-Q March 31, 202218

Safety

For our Australian Operations, the twelve-month rolling average Total Reportable Injury Frequency Rate, or TRIFR, at March 31, 2022 was 3.26 compared to a rate of 3.07 at the end of December 31, 2021. At out U.S. Operations, the twelve-month rolling average Total Reportable Incident Rate, or TRIR, at March 31, 2022 was 1.97 compared to a rate of 2.51 at the end of December 31, 2021. Reportable rates for our Australian and U.S. Operations are below the relevant industry benchmarks.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202219

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Summary

The financial and operational highlights for the three months ended March 31, 2022 include:

• Sales volume totaled 4.4 MMt for the three months ended March 31, 2022, and was consistent with the three months ended March 31, 2021.

• Net income increased by $310.9 million, from a net loss of $41.0 million for the three months ended March 31, 2021, to a net income of $269.9 million for the three months ended March 31, 2022. This increase was primarily driven by higher coal sales revenues partially offset by higher operating costs, interest charges and income tax expense.

• Tight global coal supply, exacerbated by the impact of the Russian invasion of Ukraine, caused the coal price indices to reach record levels in the quarter resulting in the highest quarterly average realized Met coal pricing of $266.5 per Mt sold for the three months ended March 31, 2022, which was 182.6% higher compared to $94.3 per Mt sold for the same period in 2021.

• Adjusted EBITDA for the three months ended March 31, 2022 of $411.0 million, an increase of $403.3 million compared to $7.6 million for the three months ended March 31, 2021, driven by higher coal sales revenues, partially offset by higher operating costs.

• Cash provided by operating activities was $171.8 million for the three months ended March 31, 2022, an increase of $166.6 million compared to $5.2 million compared to the same period in 2021.

• As of March 31, 2022, the Company had total available liquidity of $671.2 million, consisting of $571.2 million cash (excluding restricted cash) and $100.0 million of availability under the ABL Facility. The ABL Facility is subject to a springing fixed charge coverage ratio test if availability is less than a certain amount.

Coronado Global Resources Inc. Form 10-Q March 31, 202220

	Three months ended March 31,
	2022	2021	Change	%
	(in US$ thousands)
Revenues:
Coal revenues	$936,628	$367,202	$569,426	155.1%
Other revenues	10,497	8,909	1,588	17.8%
Total revenues	947,125	376,111	571,014	151.8%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	357,500	274,103	83,397	30.4%
Depreciation, depletion and amortization	38,009	53,081	(15,072)	(28.4%)
Freight expenses	59,264	52,141	7,123	13.7%
Stanwell rebate	29,053	15,819	13,234	83.7%
Other royalties	83,032	20,947	62,085	296.4%
Selling, general, and administrative expenses	7,876	5,775	2,101	36.4%
Total costs and expenses	574,734	421,866	152,868	36.2%
Other income (expenses):
Interest expense, net	(17,332)	(15,135)	(2,197)	14.5%
(Increase) decrease in provision for discounting and credit losses	(428)	3,778	(4,206)	(111.3%)
Other, net	(2,790)	(2,928)	138	(4.7%)
Total other expense, net	(20,550)	(14,285)	(6,265)	43.9%
Net income (loss) before tax	351,841	(60,040)	411,881	(686.0%)
Income tax (expense) benefit	(81,943)	19,068	(101,011)	(529.7%)
Net income (loss)	269,898	(40,972)	310,870	(758.7%)
Less: Net loss attributable to noncontrolling interest	—	(2)	2	(100.0%)
Net income (loss) attributable to Coronado Global Resources, Inc.	$269,898	$(40,970)	$310,868	(758.8%)

Coal Revenues

Coal revenues were $936.6 million for the three months ended March 31, 2022, an increase of $569.4 million, compared to $367.2 million for the three months ended March 31, 2021. Tight global coal supply, exacerbated by the impact of the Russian invasion of Ukraine, caused the coal price indices to reach record levels in the quarter resulting in the highest quarterly average realized Met coal pricing of $266.5 per Mt sold for the three months ended March 31, 2022, which was 182.6% higher compared to $94.3 per Mt sold for the same period in 2021. This increase was partially offset by lower Met sales volume of 3.3 MMt for the three months ended March 31, 2022, compared to 3.6 MMt in 2021 primarily due to co-shipping delays at port.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Cost of coal revenues comprise costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Cost of coal revenues include items such as direct operating costs, which includes employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes.

Total cost of coal revenues was $357.5 million for the three months ended March 31, 2022, an increase of $83.4 million, or 30.4%, compared to $274.1 million for the three months ended March 31, 2021.

Our U.S. Operations contributed $40.8 million to the increase in total cost of coal revenues, driven by impact of inflation on labor and supply costs, unplanned maintenance costs and increased purchased coal transactions. Cost of coal revenues for our Australian Operations for the three months ended March 31, 2022, were $42.6 million higher compared to three months ended March 31, 2021, driven by additional contractor fleets mobilized to accelerate overburden removal to increase coal availability, inflationary pressure on fuel pricing and labor costs and increased purchased coal transactions, partially offset by favorable average foreign exchange rate on translation of the Australian Operations for the three months ended March 31, 2022, of A$/US$: 0.72 compared to 0.77 for the same period in 2021.

Coronado Global Resources Inc. Form 10-Q March 31, 202221

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2022 was $38.0 million, 28.4% lower compared to $53.1 million for the three months ended March 31, 2021. The lower depreciation was associated with favorable average foreign exchange rate on translation of the Australian Operations, lower production in our Australian Operations impacting assets depreciated under units of production method and assets that became retired since March 31, 2021.

Freight Expenses

Freight expenses include costs associated with take-or-pay commitments for rail and port providers and demurrage costs. Freight expenses totaled $59.3 million for the three months ended March 31, 2022, an increase of $7.1 million, compared to $52.1 million for the three months ended March 31, 2021. Our U.S. Operations’ freight cost contributed $10.5 million to this increase, driven by coal sales under certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent during the three months ended March 31, 2021 and higher demurrage costs. This increase was partially offset by our Australian Operations where freight costs were lower as a result of favorable average foreign exchange rate on translation of the Australian Operations and lower export sales volumes during the three months ended March 31, 2022, compared to 2021.

Stanwell Rebate

The Stanwell rebate was $29.1 million for the three months ended March 31, 2022, an increase of $13.2 million, compared to $15.8 million for the three months ended March 31, 2021. The increase was largely driven by higher realized export reference coal pricing for the prior twelve-month period used to calculate the rebate.

Other Royalties

Other royalties were $83.0 million in the three months ended March 31, 2022, an increase of $62.1 million, as compared to $20.9 million for the three months ended March 31, 2021. The increase in other royalties was driven by higher coal revenues compared to the same period in 2021.

Interest Expense, net

Interest expense, net of $17.3 million for the three months ended March 31, 2022, increased $2.2 million, compared to $15.1 million for the three months ended March 31, 2021. The increase in interest expense was due to higher interest rate on the Notes for the three months ended March 31, 2022, compared to average interest rate on the previous Multicurrency Revolving Syndicated Facility Agreement for the same period in 2021.

Income tax (expense) benefit

Income tax expense of $81.9 million for the three months ended March 31, 2022 increased by $101.0 million, compared to a tax benefit of $19.1 million for the three months ended March 31, 2021.

The income tax expense for the three months ended March 31, 2022 is based on an annual effective tax rate of 23.3% applied to the three months ended March 31, 2022, which has been favorably impacted by mine depletion in the United States.

Coronado Global Resources Inc. Form 10-Q March 31, 202222

Supplemental Segment Financial Data

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Australia

	Three months ended March 31,
	2022	2021	Change	%
	(in US$ thousands)
Sales volume (MMt)	2.8	2.9	(0.1)	(5.2)%
Total revenues ($)	605,298	238,293	367,005	154.0%
Coal revenues ($)	596,298	229,450	366,848	159.9%
Average realized price per Mt sold ($/Mt)	214.1	78.1	136.0	174.1%
Met sales volume (MMt)	1.8	2.2	(0.4)	(17.4)%
Met coal revenues ($)	554,009	206,452	347,557	168.3%
Average realized Met price per Mt sold ($/Mt)	305.8	94.2	211.6	224.6%
Mining costs ($)	202,018	178,977	23,041	12.9%
Mining cost per Mt sold ($/Mt)	76.1	62.9	13.2	21.0%
Operating costs ($)	365,707	259,862	105,845	40.7%
Operating costs per Mt sold ($/Mt)	131.3	88.5	42.8	48.4%
Segment Adjusted EBITDA ($)	238,968	(23,059)	262,027	(1,136.3)%

Coal revenues for Australian Operations for the three months ended March 31, 2022 were $596.3 million, an increase of $366.8 million or 159.9%, compared to $229.5 million for the three months ended March 31, 2021. This increase was largely driven by higher average realized Met coal pricing driven by the impact of the war in Ukraine which saw significant purchases of non-Russian coal following sanctions, trade finance problems and seaborne logistical constraints, continued strong demand from destination markets other than China, which continues to restrict importation of Australian coal, and tight supply in the global market. The average realized Met coal price for the quarter ended March 31, 2022 was $305.8 per Mt sold, $211.6 per Mt sold higher compared to the same quarter last year. Sales volume of 2.8 MMt decreased by 0.1 MMt compared to 2.9 MMt for the three months ended March 31, 2021, driven mainly by co-shipping delays.

Operating costs increased by $105.8 million, or 40.7%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was driven by higher mining costs, other royalties and Stanwell rebate (mainly due to higher realized coal pricing), partially offset by lower freight. Mining cost per ton of $76.1 per Mt sold for the three months ended March 31, 2022 was 21.0% higher compared to the three months ended March 31, 2021, impacted by inflationary impact on fuel prices, increase in purchased coal and additional contractor fleets mobilized at our Australian Operations.

Segment Adjusted EBITDA of $239.0 million for the three months ended March 31, 2022 increased by $262.0 million compared to Segment Adjusted EBITDA loss of $23.1 million for the three months ended March 31, 2021. This increase was primarily driven by higher coal revenues partially offset by higher operating costs.

United States

	Three months ended March 31,
	2022	2021	Change	%
	(in US$ thousands)
Sales volume (MMt)	1.6	1.5	0.1	6.5%
Total revenues ($)	341,827	137,818	204,009	148.0%
Coal revenues ($)	340,330	137,752	202,578	147.1%
Average realized price per Mt sold ($/Mt)	217.0	93.6	123.4	131.8%
Met sales volume (MMt)	1.5	1.4	0.1	5.9%
Met coal revenues ($)	337,720	136,984	200,736	146.5%
Average realized Met price per Mt sold ($/Mt)	220.0	94.5	125.5	132.8%
Mining costs ($)	115,263	89,206	26,057	29.2%
Mining cost per Mt sold ($/Mt)	76.7	60.7	16.0	26.4%
Operating costs ($)	163,142	103,149	59,993	58.2%
Operating costs per Mt sold ($/Mt)	104.0	70.1	33.9	48.4%
Segment Adjusted EBITDA ($)	179,899	36,530	143,369	392.5%

Coronado Global Resources Inc. Form 10-Q March 31, 202223

Coal revenues increased by $202.6 million, or 147.1%, to $340.3 million for the three months ended March 31, 2022 compared to $137.8 million for the three months ended March 31, 2021. This increase was largely driven by higher average realized Met coal pricing for the three months ended March 31, 2022 of $220.0 per Mt sold, compared to $94.5 per Mt sold for the same period in 2021, combined with an increase of 0.1 MMt in Met coal sales volume in the 2022 quarter driven by strong U.S. sourced coal demand, particularly into China. As the import restrictions on Australian coal continue, our U.S. Operations have benefited from their ability to export coal to China in the current elevated price environment.

Operating costs increased by $60.0 million, or 58.2%, to $163.1 million for the three months ended March 31, 2022, compared to operating costs of $103.1 million for the three months ended March 31, 2021. The increase was due to higher mining costs of $26.1 million, as a result of increase in purchase coal and subcontractor’s cost due to labor shortages.

Segment Adjusted EBITDA of $179.9 million for the three months ended March 31, 2022 increased by $143.4 million compared to $36.5 million for the three months ended March 31, 2021, driven by increased sales volume and higher average realized Met coal pricing, partially offset by higher operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three months ended March 31,
	2022	2021	Change	%
	(in US$ thousands)
Selling, general, and administrative expenses	$7,876	$5,775	$2,101	36.4%
Other, net	4	55	(51)	n/m
Total Corporate and Other Adjusted EBITDA	$7,880	$5,830	$2,050	35.2%

n/m – Not meaningful for comparison.

Corporate and other costs increased $2.0 million to $7.9 million for the three months ended March 31, 2022, as compared to $5.8 million for the three months ended March 31, 2021. The increase in selling, general, and administrative expenses was primarily driven by corporate activities partially resuming to pre-COVID-19 levels and timing of certain corporate costs.

Coronado Global Resources Inc. Form 10-Q March 31, 202224

Mining and operating costs for the three months ended March 31, 2022 compared to three months ended March 31, 2021

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	Three months ended March 31, 2022
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$384,380	$182,183	$8,171	$574,734
Less: Selling, general and administrative expense	—	—	(7,876)	(7,876)
Less: Restructuring costs	—	—	—	—
Less: Depreciation, depletion and amortization	(18,673)	(19,041)	(295)	(38,009)
Total operating costs	365,707	163,142	—	528,849
Less: Other royalties	(69,692)	(13,340)	—	(83,032)
Less: Stanwell rebate	(29,053)	—	—	(29,053)
Less: Freight expenses	(39,767)	(19,497)	—	(59,264)
Less: Other non-mining costs	(25,177)	(15,042)	—	(40,219)
Total mining costs	202,018	115,263	—	317,281
Sales Volume excluding non-produced coal (MMt)	2.7	1.5	—	4.2
Mining cost per Mt sold ($/Mt)	76.1	76.7	—	76.3

	Three months ended March 31, 2021
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$287,749	$128,163	$5,954	$421,866
Less: Selling, general and administrative expense	—	(1)	(5,774)	(5,775)
Less: Depreciation, depletion and amortization	(27,887)	(25,013)	(181)	(53,081)
Total operating costs	259,862	103,149	(1)	363,010
Less: Other royalties	(16,265)	(4,682)	—	(20,947)
Less: Stanwell rebate	(15,819)	—	—	(15,819)
Less: Freight expenses	(43,134)	(9,007)	—	(52,141)
Less: Other non-mining costs	(5,667)	(254)	—	(5,921)
Total mining costs	178,977	89,206	(1)	268,182
Sales Volume excluding non-produced coal (MMt)	2.8	1.5	—	4.3
Mining cost per Mt sold ($/Mt)	62.9	60.7	—	62.2

Average realized Met coal revenue for the three months ended March 31, 2022 compared to three months ended March 31, 2021

A reconciliation of the Company’s average realized Met coal revenue is shown below:

	Three months ended March 31,
	2022	2021	Change	%
	(in US$ thousands)
Met sales volume (MMt)	3.3	3.6	(0.3)	(8.1)%
Met coal revenues ($)	891,729	343,436	548,293	159.6%
Average realized Met price per Mt sold ($/Mt)	266.5	94.3	172.2	182.6%

Coronado Global Resources Inc. Form 10-Q March 31, 202225

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

	Three months ended March 31,
	2022	2021
	(in US$ thousands)
Reconciliation to Adjusted EBITDA:
Net income (loss)	$269,898	$(40,972)
Add: Depreciation, depletion and amortization	38,009	53,081
Add: Interest expense (net of income)	17,332	15,135
Add: Other foreign exchange losses	1,991	1,749
Add: Income tax (benefit) expense	81,943	(19,068)
Add: Losses on idled assets held for sale	1,386	1,494
Add: Increase (decrease) in provision for discounting and credit losses	428	(3,778)
Adjusted EBITDA	$410,987	$7,641

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

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital, capital expenditure, debt service obligations, business or assets acquisitions and payment of dividends. Based on our outlook for the next twelve months, which is subject to continued changing demand from our customers, volatility in coal prices, ongoing interruptions and uncertainties surrounding China’s import restrictions, such as trade barriers imposed by China on Australian sourced coal and the uncertainty of impacts from the Russia and Ukraine war on the global supply chain, we believe expected cash generated from operations together with available borrowing facilities and other strategic and financial initiatives, will be sufficient to meet the needs of our existing operations, capital expenditure, service our debt obligations and, if declared, payment of dividends.

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in this document, Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022.

Liquidity as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(in US$ thousands)
Cash, excluding restricted cash	$571,215	$437,679
Availability under ABL Facility (1)	100,000	100,000
Total	$671,215	$537,679

(1) The ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL facility is less than $17.5 million for five consecutive business days or less than $15.0 million on any business day.

Coronado Global Resources Inc. Form 10-Q March 31, 202226

Our total indebtedness as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(in US$ thousands)
Current instalments of interest bearing liabilities	$314,453	$315,000
Current instalments of other financial liabilities and finance lease obligations	5,614	8,634
Other financial liabilities and finance lease obligations, excluding current instalments	13,357	14,031
Total	$333,424	$337,665

Liquidity

As of March 31, 2022, available liquidity was $671.2 million, comprising cash and cash equivalents (excluding restricted cash) of $571.2 million and $100.0 million of available under our ABL Facility.

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

Senior Secured Notes

As of March 31, 2022, the outstanding amount of our Notes was $314.5 million. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The Notes mature on May 15, 2026 and are senior secured obligations of the Company.

The terms of the Notes are governed by the Indenture. The Indenture contains customary covenants for high yield bonds, including, but not limited to, limitations on investments, liens, indebtedness, asset sales, transactions with affiliates and restricted payments, including payment of dividends on capital stock.

We may redeem any of the Notes beginning on May 15, 2023. The initial redemption price of the Notes is 108.063% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The redemption price will decline each year after May 15, 2023, and will be 100% of the principal amount of the Notes, plus accrued and unpaid interest, beginning on May 15, 2025. We may also redeem some or all of the Notes at any time and from time to time prior to May 15, 2023 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In connection with the dividend declared on February 24, 2022, we offered to purchase up to $100.0 million aggregate principal amount of the Notes pursuant to the terms of the Indenture. On March 30, 2022, pursuant to the offer to purchase, we purchased an aggregate principal amount of $0.5 million at a price equal to 104% of the principal amount of the Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption.

As of March 31, 2022, we were in compliance with all applicable covenants under the Indenture.

ABL Facility

The ABL Facility, dated May 12, 2021, is for an aggregate multi-currency lender commitment of up to $100.0 million, including a $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans, at any time outstanding, subject to borrowing base availability. The ABL Facility will mature on May 12, 2024. Borrowings under the ABL Facility bear interest at a rate equal to a BBSY rate plus an applicable margin. As at March 31, 2022, no amounts were drawn and no letters of credit were outstanding under the ABL Facility.

Coronado Global Resources Inc. Form 10-Q March 31, 202227

As of March 31, 2022, we were in compliance with all applicable covenants under the ABL Facility.

Bank Guarantees and Surety Bonds

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. As of March 31, 2022, we had outstanding bank guarantees of $46.1 million to secure various obligations and commitments. The Company provided cash, in the form of deposits, as collateral against these bank guarantees.

For the U.S. Operations, in order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation. We can also use bank letters of credit to collateralize certain obligations. As of March 31, 2022, we had outstanding surety bonds of $29.6 million and letters of credit of $16.8 million issued from our available bank guarantees, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increased obligations, additional costs or additional collateral requirements.

Dividend

On February 24, 2022, our Board of Directors declared an unfranked ordinary dividend of 9.0 cents per CDI (USD). The dividend had a record date of March 18, 2022 and was paid on April 8, 2022.

On April 26, 2022, we amended our dividend policy with plans to pay a fixed cash dividend of 0.5 cent per CDI biannually (1.0 cent per CDI annually), in accordance with our over-arching distribution policy. The payment of dividends remains at the discretion of our Board of Directors.

On May 9, 2022, our Board of Directors declared a special unfranked dividend of $99.5 million, or 5.9 cents per CDI, reflecting the unaccepted portion of the offer to purchase the Notes made in connection with the dividend declared on February 24, 2022, and a special unfranked dividend of $100.6 million, or 6.0 cents per CDI. CDIs will be quoted as “ex” dividend on May 30, 2022. The dividend will have a record date of May 31, 2022 and be payable on June 21, 2022. The total special dividends of $200.0 million will be funded from available cash.

In connection with the declared special dividend, Coronado Finance Pty Ltd, a wholly-owned subsidiary of the Company offered to purchase up to $100.6 million aggregate principal amount of the Notes at a purchase price equal to 104% of the principal amount of the Notes pursuant to the terms of the Indenture. The payment of the special dividend is not contingent on acceptance of the offer to purchase the Notes by the Note holders.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202228

Historical Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021, as reported in the accompanying consolidated financial statements:

Cash Flow

	Three months ended March 31,
	2022	2021
	(in US$ thousands)
Net cash provided by operating activities	$171,849	$5,239
Net cash used in investing activities	(41,176)	(32,904)
Net cash (used in) provided by financing activities	(4,816)	14,113
Net change in cash and cash equivalents	125,857	(13,552)
Effect of exchange rate changes on cash and restricted cash	7,679	1,516
Cash and restricted cash at beginning of period	437,931	45,736
Cash and restricted cash at end of period	$571,467	$33,700

Operating activities

Net cash provided by operating activities was $171.8 million for the three months ended March 31, 2022, compared to $5.2 million for the three months ended March 31, 2021. The increase was driven by higher coal revenues due to increase in the average realized Met coal pricing partially offset by higher operating costs and unfavorable working capital movement, mainly in trade receivables.

Investing activities

Net cash used in investing activities was $41.2 million for the three months ended March 31, 2022, compared to $32.9 million for the three months ended March 31, 2021. Cash spent on capital expenditures for the three months ended March 31, 2022 was $37.8 million, of which $8.5 million related to the Australian Operations, $29.2 million related to the U.S. Operations and the remaining $0.1 million for other and corporate. During the three months ended March 31, 2022, a net of $3.5 million of additional deposits were provided as collateral for our U.S. workers compensation obligations.

Financing activities

Net cash used in financing activities was $4.8 million for the three months ended March 31, 2022, compared to cash provided by financing activities of $14.1 million for the three months ended March 31, 2021. The net cash used in financing activities for the three months ended March 31, 2022, related to repayment of borrowings.

Included in the net cash provided in financing activities for the three months ended March 31, 2021, were net proceeds from borrowings of $53.5 million, including proceeds of $23.5 million post completion of a financing arrangement for the sale and lease back of heavy mining equipment owned by Curragh, repayment of borrowings of $38.1 million, and $1.3 million for debt issuance costs.

Contractual Obligations

There were no material changes to our contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022.

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

Our critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022.

Coronado Global Resources Inc. Form 10-Q March 31, 202229

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See Note 2. (a) “Newly Adopted Accounting Standards” to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards. As of March 31, 2022, there were no accounting standards not yet implemented.

Coronado Global Resources Inc. Form 10-Q March 31, 202230

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

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries. For example, the imposition of tariffs and import quota restrictions by China on U.S. and Australian coal imports, respectively, including the ongoing suspension of imports of Australian coal into China, may in the future have a negative impact on our profitability. We may or may not be able to access alternate markets of our coal should additional interruptions and trade barriers occur in the future. An inability for metallurgical coal suppliers to access international markets, including China, would likely result in an oversupply of Met coal and may result in a decrease in prices and or the curtailment of production.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements in our U.S. Operations. In Australia, thermal coal is sold to Stanwell on a supply contract. See Item 1A. “Risk Factors—Risks related to the Supply Deed with Stanwell may adversely affect our financial condition and results of operations” in our Annual Report on Form 10-K filed with the SEC and ASX on February 22, 2022.

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At March 31, 2022, there were $82.0 million of outstanding provisionally priced sales. If prices were to decrease 10%, provisionally priced sales would decrease by $8.2 million. See item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control” in our Annual Report on Form 10-K filed with the SEC and ASX on February 22, 2022.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202231

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

As of March 31, 2022, we had $333.4 million of fixed rate borrowings and Notes and no variable-rate borrowings outstanding.

We currently do not hedge against interest rate fluctuations.

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 66% of expenses incurred at our Australian Operations are denominated in A$. Approximately 34% of our Australian Operations’ purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums). Appreciation of the A$ against US$ will increase our Australian Operations’ US$ reported cost base and reduce US$ reported net income. For the portion of US$ required to purchase A$ to settle our Australian Operations’ operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $25.7 million for the three months ended March 31, 2022, respectively.

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

For our Australian Operations, we translate all monetary assets and liabilities at the period-end exchange rate, all nonmonetary assets and liabilities at historical rates and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements within components of net income.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202232

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and the Group Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Coronado Global Resources Inc. Form 10-Q March 31, 202233

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 14. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022:

Our business may be adversely affected by the impact on the global economy due to the ongoing military conflict between Russia and Ukraine or any other geopolitical tensions.

Global markets are experiencing volatility and disruption following the geopolitical tensions and the military conflict between Russian and Ukraine, including the full-scale military invasion of Ukraine by Russian troops. This military conflict has led to, and may lead to additional, sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine and the two separatist republics in the Donetsk and Luhansk regions of Ukraine, including expansive ban on imports and exports of products to and from Russia.

We are unable to predict the extent and duration of the ongoing military conflict, which could lead to further market disruptions, including significant volatility in commodity prices, including the coal we sell and fuel we purchase, instability in the financial markets, higher inflation, supply chain interruptions, political and social instability as well as increase in cyberattacks and espionage. Further, sanctions, and any other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, could adversely affect the global economy and financial markets, which could in turn have an adverse impact on our financial condition and results of operations or heighten other risks described in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022.

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

ITEM 5. OTHER INFORMATION

None.

Coronado Global Resources Inc. Form 10-Q March 31, 202234

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

___________________________

Coronado Global Resources Inc. Form 10-Q March 31, 202235

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc.

By:	/s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: May 9, 2022

Coronado Global Resources Inc. Form 10-Q March 31, 202236