Form 10-Q
period 2022-06-30
Coronado Global Resources Inc.
filed 2022-08-08
CIK 1770561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________

FORM 10-Q

___________________________________________________

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No☒

The registrant’s common stock is publicly traded on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, convertible at the option of the holders into shares of the registrant’s common stock on a 10-for-1 basis. The total number of shares of the registrant's common stock, par value $0.01 per share, outstanding on July 31, 2022, including shares of common stock underlying CDIs, was 167,645,373.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In US$ thousands, except share data)

Assets	Note	(Unaudited) June 30, 2022	December 31, 2021
Current assets:
Cash and restricted cash		$485,884	$437,931
Trade receivables, net		558,643	271,923
Inventories	5	107,439	118,922
Other current assets		57,643	47,647
Assets held for sale		26,709	27,023
Total current assets		1,236,318	903,446
Non-current assets:
Property, plant and equipment, net	6	1,363,372	1,397,363
Right of use asset – operating leases, net		9,070	13,656
Goodwill		28,008	28,008
Intangible assets, net		3,412	3,514
Restricted deposits	14	86,019	80,981
Deferred income tax assets		—	14,716
Other non-current assets		33,292	19,728
Total assets		$2,759,491	$2,461,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$83,313	$97,514
Accrued expenses and other current liabilities	7	341,801	270,942
Income tax payable		96,566	25,612
Asset retirement obligations		9,117	9,414
Contract obligations		41,008	39,961
Lease liabilities		8,658	8,452
Other current financial liabilities		3,918	8,508
Liabilities held for sale		11,435	12,113
Total current liabilities		595,816	472,516
Non-current liabilities:
Asset retirement obligations		109,689	110,863
Contract obligations		114,553	141,188
Deferred consideration liability		232,507	230,492
Interest bearing liabilities	8	300,948	300,169
Other financial liabilities		11,133	13,822
Lease liabilities		8,296	12,894
Deferred income tax liabilities		99,162	75,750
Other non-current liabilities		31,008	26,216
Total liabilities		$1,503,112	$1,383,910
Common stock $0.01 par value; 1,000,000,000 shares authorized,167,645,373 shares issued and outstanding as of June 30, 2022 and December 31, 2021		1,677	1,677
Series A Preferred stock $0.01 par value; 100,000,000 shares authorized, 1 Share issued and outstanding as of June 30, 2022 and December 31, 2021		—	—
Additional paid-in capital		1,091,362	1,089,547
Accumulated other comprehensive losses	12	(78,138)	(44,228)
Retained earnings		241,478	30,506
Total stockholders’ equity		1,256,379	1,077,502
Total liabilities and stockholders’ equity		$2,759,491	$2,461,412

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20222

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In US$ thousands, except share data)

		Three months ended June 30,		Six months ended June 30,
	Note	2022	2021	2022	2021
Revenues:
Coal revenues		$1,020,997	$384,470	$1,957,625	$683,631
Coal revenues from related parties		—	29,294	—	97,335
Other revenues		11,707	10,492	22,204	19,401
Total revenues	3	1,032,704	424,256	1,979,829	800,367
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)		397,463	306,155	754,963	580,258
Depreciation, depletion and amortization		51,384	41,212	89,393	94,293
Freight expenses		67,026	55,906	126,290	108,047
Stanwell rebate		40,532	15,076	69,585	30,895
Other royalties		79,348	23,173	162,380	44,120
Selling, general, and administrative expenses		10,376	7,431	18,252	13,206
Restructuring costs		—	2,300	—	2,300
Total costs and expenses		646,129	451,253	1,220,863	873,119
Other (expense) income:
Interest expense, net		(17,482)	(16,596)	(34,814)	(31,731)
Loss on debt extinguishment		—	(5,744)	—	(5,744)
(Increase) decrease in provision for discounting and credit losses		(156)	1,866	(584)	5,644
Other, net		25,083	570	22,293	(2,358)
Total other income (expense), net		7,445	(19,904)	(13,105)	(34,189)
Income (loss) before tax		394,020	(46,901)	745,861	(106,941)
Income tax (expense) benefit	9	(102,025)	(8,184)	(183,968)	10,884
Net income (loss)		291,995	(55,085)	561,893	(96,057)
Less: Net loss attributable to noncontrolling interest		—	—	—	(2)
Net income (loss) attributable to Coronado Global Resources Inc.		$291,995	$(55,085)	$561,893	$(96,055)
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment	12	(50,168)	(4,221)	(33,910)	(8,830)
Net gain on cash flow hedges, net of tax		—	1,323	—	6,249
Total other comprehensive loss		(50,168)	(2,898)	(33,910)	(2,581)
Total comprehensive income (loss)		241,827	(57,983)	527,983	(98,638)
Less: Net loss attributable to noncontrolling interest		—	—	—	(2)
Total comprehensive income (loss) attributable to Coronado Global Resources Inc.		$241,827	$(57,983)	$527,983	$(98,636)

Earnings (loss) per share of common stock
Basic	10	1.74	(0.36)	3.35	(0.66)
Diluted	10	1.74	(0.36)	3.35	(0.66)

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20223

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(In US$ thousands, except share data)

		Common stock		Preferred stock		Additional	Accumulated other			Total
						paid in	comprehensive	Retained	Noncontrolling	stockholders
		Shares	Amount	Series A	Amount	capital	losses	earnings	interest	equity
Balance December 31, 2021		167,645,373	$1,677	1	$—	$1,089,547	$(44,228)	$30,506	$—	$1,077,502
Net income		—	—	—	—	—	—	269,898	—	269,898
Other comprehensive income		—	—	—	—	—	16,258	—	—	16,258
Total comprehensive income		—	—	—	—	—	16,258	269,898	—	286,156
Share-based compensation for equity classified awards		—	—	—	—	84	—	—	—	84
Dividends	4	—	—	—	—	—	—	(150,881)	—	(150,881)
Balance March 31, 2022		167,645,373	$1,677	1	$—	$1,089,631	$(27,970)	$149,523	$—	$1,212,861
Net income		—	—	—	—	—	—	291,995	—	291,995
Other comprehensive loss		—	—	—	—	—	(50,168)	—	—	(50,168)
Total comprehensive (loss) income		—	—	—	—	—	(50,168)	291,995	—	241,827
Issuance of common stock, net		—	—	—	—	—	—	—	—	—
Share-based compensation for equity classified awards		—	—	—	—	1,731	—	—	—	1,731
Dividends	4	—	—	—	—	—	—	(200,040)	—	(200,040)
Balance June 30, 2022		167,645,373	$1,677	1	$—	$1,091,362	$(78,138)	$241,478	$—	$1,256,379

Coronado Global Resources Inc. Form 10-Q June 30, 20224

	Common stock		Preferred stock		Additional	Accumulated other			Total
					paid in	comprehensive	(Accumulated	Noncontrolling	stockholders
	Shares	Amount	Series A	Amount	capital	losses	losses)	interest	equity
Balance December 31, 2020	138,387,890	$1,384	1	$—	$993,052	$(28,806)	$(158,919)	$152	$806,863
Net loss	—	—	—	—	—	—	(40,970)	(2)	(40,972)
Other comprehensive income (net of $2,111 tax)	—	—	—	—	—	317	—	—	317
Total comprehensive income (loss)	—	—	—	—	—	317	(40,970)	(2)	(40,655)
Share-based compensation for equity classified awards	—	—	—	—	(538)	—	—	—	(538)
Acquisition of non-controlling interest	—	—	—	—	(703)	—	—	(150)	(853)
Balance March 31, 2021	138,387,890	$1,384	1	$—	$991,811	$(28,489)	$(199,889)	$—	$764,817
Net loss	—	—	—	—	—	—	(55,085)	—	(55,085)
Other comprehensive loss (net of $24 tax)	—	—	—	—	—	(2,898)	—	—	(2,898)
Total comprehensive loss	—	—	—	—	—	(2,898)	(55,085)	—	(57,983)
Issuance of common stock, net	29,257,483	293	—	—	97,448	—	—	—	97,741
Share-based compensation for equity classified awards	—	—	—	—	737	—	—	—	737
Balance June 30, 2021	167,645,373	$1,677	1	$—	$1,089,996	$(31,387)	$(254,974)	$—	$805,312

See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20225

Unaudited Condensed Consolidated Statements of Cash Flows
(In US$ thousands)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$561,893	$(96,057)
Adjustments to reconcile net income to cash and restricted cash provided by operating activities:
Depreciation, depletion and amortization	89,393	94,293
Amortization of right of use asset - operating leases	4,501	4,478
Amortization of deferred financing costs	968	2,491
Loss on debt extinguishment	—	5,744
Non-cash interest expense	15,622	13,544
Amortization of contract obligations	(21,947)	(16,747)
Loss on disposal of property, plant and equipment	257	529
Equity-based compensation expense	1,815	199
Deferred income taxes	42,061	(7,031)
Reclamation of asset retirement obligations	(3,601)	(1,562)
Increase (decrease) in provision for discounting and credit losses	584	(5,644)
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables	(304,707)	45,205
Inventories	9,700	(10,630)
Other current assets	(18,460)	(3,601)
Accounts payable	(5,160)	32,979
Accrued expenses and other current liabilities	71,595	611
Operating lease liabilities	(4,163)	(5,509)
Income tax payable	73,114	—
Change in other liabilities	4,827	3,632
Net cash provided by operating activities	518,292	56,924
Cash flows from investing activities:
Capital expenditures	(87,875)	(58,307)
Purchase of restricted deposits	(6,251)	(84,342)
Redemption of restricted deposits	606	19,726
Net cash used in investing activities	(93,520)	(122,923)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities	—	411,524
Debt issuance costs and other financing costs	—	(15,143)
Principal payments on interest bearing liabilities and other financial liabilities	(7,085)	(365,413)
Principal payments on finance lease obligations	(61)	—
Premiums paid on early redemption of debt	(22)	—
Dividends paid	(348,423)	—
Proceeds from stock issuance, net	—	97,741
Net cash (used in) provided by financing activities	(355,591)	128,709
Net increase in cash and restricted cash	69,181	62,710
Effect of exchange rate changes on cash and restricted cash	(21,228)	5,215
Cash and restricted cash at beginning of period	437,931	45,736
Cash and restricted cash at end of period	$485,884	$113,661
Supplemental disclosure of cash flow information:
Cash payments for interest	$18,338	$13,006
Cash paid (refund) for taxes	$69,388	$(4,433)
Restricted cash	$251	$251
See accompanying notes to unaudited condensed consolidated financial statements.

Coronado Global Resources Inc. Form 10-Q June 30, 20226

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

In the opinion of management, these interim financial statements reflect all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. Balance sheet information presented herein as of December 31, 2021 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2022.

2. Summary of Significant Accounting Policies

Please see Note 2 “Summary of Significant Accounting Policies” contained in the audited consolidated financial statements for the year ended December 31, 2021 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February 22, 2022.

(a) Newly Adopted Accounting Standards

During the period there has been no new Accounting Standards Update issued by the Financial Accounting Standards Board that had a material impact on the Company’s consolidated financial statements.

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

Coronado Global Resources Inc. Form 10-Q June 30, 20227

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

Reportable segment results as of and for the three and six months ended June 30, 2022 and 2021 are presented below:

	Australia	United States	Other and Corporate	Total
	(in US$ thousands)
Three months ended June 30, 2022
Total revenues	$578,388	$454,316	$—	$1,032,704
Adjusted EBITDA	196,315	252,394	(10,349)	438,360
Net income (loss)	127,905	181,146	(17,056)	291,995
Total assets	1,473,795	1,044,753	240,943	2,759,491
Capital expenditures	30,755	20,673	236	51,664

Three months ended June 30, 2021
Total revenues	$251,432	$172,824	$—	$424,256
Adjusted EBITDA	(13,880)	39,434	(7,493)	18,061
Net (loss) income	(63,507)	18,323	(9,901)	(55,085)
Total assets	1,115,815	872,345	168,427	2,156,587
Capital expenditures	13,180	16,087	435	29,702

Six months ended June 30, 2022
Total revenues	$1,183,686	$796,143	$—	$1,979,829
Adjusted EBITDA	435,284	432,294	(18,231)	849,347
Net income (loss)	278,052	304,113	(20,272)	561,893
Total assets	1,473,795	1,044,753	240,943	2,759,491
Capital expenditures	46,716	44,422	329	91,467

Six months ended June 30, 2021
Total revenues	$489,726	$310,641	$—	$800,367
Adjusted EBITDA	(36,937)	75,963	(13,324)	25,702
Net (loss) income	(105,838)	28,713	(18,932)	(96,057)
Total assets	1,115,815	872,345	168,427	2,156,587
Capital expenditures	20,214	30,625	1,468	52,307

Coronado Global Resources Inc. Form 10-Q June 30, 20228

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliations of Adjusted EBITDA to net income attributable to the Company for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in US$ thousands)		(in US$ thousands)
Net income (loss)	$291,995	$(55,085)	$561,893	$(96,057)
Depreciation, depletion and amortization	51,384	41,212	89,393	94,293
Interest expense (net of income)	17,482	16,596	34,814	31,731
Other foreign exchange (gains) losses	(25,138)	140	(23,147)	1,889
Loss on extinguishment of debt	—	5,744	—	5,744
Income tax expense (benefit)	102,025	8,184	183,968	(10,884)
Restructuring costs	—	2,300	—	2,300
Losses on idled assets held for sale(1)	456	836	1,842	2,330
Increase (decrease) in provision for discounting and credit losses	156	(1,866)	584	(5,644)
Consolidated Adjusted EBITDA	$438,360	$18,061	$849,347	$25,702

(1) These losses relate to idled non-core assets that the Company has classified as held for sale with the view that these will be sold within the next twelve months.

The reconciliations of capital expenditures per the Company’s segment information to capital expenditures disclosed on the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 are as follows:

	Six months ended June 30,
	2022	2021
	(in US$ thousands)
Capital expenditures per Condensed Consolidated Statements of Cash Flows	$87,875	$58,307
Accruals for capital expenditures	11,067	—
Payment for capital acquired in prior periods	(7,475)	(6,000)
Capital expenditures per segment detail	$91,467	$52,307

Disaggregation of Revenue

The Company disaggregates the revenue from contracts with customers by major product group for each of the Company’s reportable segments, as the Company believes it best depicts the nature, amount, timing and uncertainty of revenues and cash flows. All revenue is recognized at a point in time.

	Three months ended June 30, 2022
	Australia	United States	Total
	(in US$ thousands)
Product Groups:
Metallurgical coal	$543,345	$450,858	$994,203
Thermal coal	25,001	1,793	26,794
Total coal revenue	568,346	452,651	1,020,997
Other(1)	10,042	1,665	11,707
Total	$578,388	$454,316	$1,032,704

Coronado Global Resources Inc. Form 10-Q June 30, 20229

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended June 30, 2021
	Australia	United States	Total
	(in US$ thousands)
Product Groups:
Metallurgical coal	$221,659	$168,472	$390,131
Thermal coal	21,090	2,543	23,633
Total coal revenue	242,749	171,015	413,764
Other(1)	8,683	1,809	10,492
Total	$251,432	$172,824	$424,256

	Six months ended June 30, 2022
	Australia	United States	Total
	(in US$ thousands)
Product Groups
Metallurgical coal	$1,097,353	$788,579	$1,885,932
Thermal coal	67,291	4,402	71,693
Total coal revenue	1,164,644	792,981	1,957,625
Other(1)	19,042	3,162	22,204
Total	$1,183,686	$796,143	$1,979,829

	Six months ended June 30, 2021
	Australia	United States	Total
	(in US$ thousands)
Product Groups
Metallurgical coal	$428,110	$305,456	$733,566
Thermal coal	44,089	3,311	47,400
Total coal revenue	472,199	308,767	780,966
Other(1)	17,527	1,874	19,401
Total	$489,726	$310,641	$800,367

(1) Other revenue for the Australian segment includes the amortization of the Stanwell non-market coal supply contract obligation liability.

4. Dividends

On February 24, 2022, the Company’s Board of Directors declared an unfranked ordinary dividend of $150.9 million, or 9.0 cents per CDI ($0.90 per share of common stock). The dividend had a record date of March 18, 2022 and was paid on April 8, 2022.

On May 9, 2022, the Company’s Board of Directors declared a special unfranked dividend of $99.5 million, or 5.9 cents per CDI ($0.59 per share of common stock), reflecting the unaccepted portion of the offer to purchase the Notes made in connection with the dividend declared on February 24, 2022, and a special unfranked dividend of $100.6 million, or 6.0 cents per CDI ($0.6 per share of common stock). The dividend had a record date of May 31, 2022 and was paid on June 21, 2022.

The Company paid a total of $348.4 million in relation to the above dividends to stockholders and CDI holders on the ASX, net of $2.6 million foreign exchange gain on settlement of dividends that were elected by certain CDI holders to be paid in Australian dollars.

Coronado Global Resources Inc. Form 10-Q June 30, 202210

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.Inventories

(in US$ thousands)	June 30, 2022	December 31, 2021
Raw coal	$10,234	$17,334
Saleable coal	37,971	42,006
Total coal inventories	48,205	59,340
Supplies inventory	59,234	59,582
Total inventories	$107,439	$118,922

Coal inventories measured at its net realizable value were $1.9 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively, and relates to coal designated for deliveries under the Stanwell non-market coal supply agreement.

6.Property, Plant and Equipment

(in US$ thousands)	June 30, 2022	December 31, 2021
Land	$27,197	$27,853
Buildings and improvements	92,604	88,079
Plant, machinery, mining equipment and transportation vehicles	992,728	963,272
Mineral rights and reserves	374,326	374,326
Office and computer equipment	9,274	8,718
Mine development	557,596	566,201
Asset retirement obligation asset	70,584	75,215
Construction in process	49,257	42,055
	2,173,566	2,145,719
Less accumulated depreciation, depletion and amortization	810,194	748,356
Net property, plant and equipment	$1,363,372	$1,397,363

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)	June 30, 2022	December 31, 2021
Wages and employee benefits	$37,392	$41,187
Taxes other than income taxes	8,384	6,246
Accrued royalties	104,952	70,237
Accrued freight costs	42,104	27,754
Accrued mining fees	104,694	65,835
Acquisition related accruals	29,623	31,201
Other liabilities	14,652	28,482
Total accrued expenses and other current liabilities	$341,801	$270,942

Acquisition related accruals is an amount outstanding for stamp duty payable on the Curragh acquisition of $29.6 million (A$43.0 million). This amount was outstanding as at June 30, 2022 and December 31, 2021 pending assessment by the Queensland Revenue Office in Queensland, Australia.

Coronado Global Resources Inc. Form 10-Q June 30, 202211

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities at June 30, 2022:

(in US$ thousands)	June 30, 2022	December 31, 2021	Weighted Average Interest Rate at June 30, 2022		Final Maturity
10.75% Senior Secured Notes	$314,453	$315,000	12.14%	(2)	2026
ABL Facility	—	—			2024
Discount and debt issuance costs(1)	(13,505)	(14,831)
Total interest bearing liabilities	$300,948	$300,169

(1) Debt issuance costs incurred on the establishment of the ABL Facility has been included within "Other non-current assets" on the unaudited Condensed Consolidated Balance Sheet.

(2) Represents the effective interest rate.

Senior Secured Notes

As of June 30, 2022, the Company’s aggregate principal amount of the 10.750% Senior Secured Notes due 2026, or the Notes, outstanding was $314.5 million. The Notes mature on May 15, 2026 and are senior secured obligations of the Company.

The terms of the Notes are governed by an indenture, dated as of May 12, 2021, or the Indenture, among Coronado Finance Pty Ltd, an Australian proprietary company, as issuer, Coronado, as parent guarantor, the other guarantors party thereto and Wilmington Trust, National Association, as trustee. The Indenture contains customary covenants for high yield bonds, including, but not limited to, limitations on investments, liens, indebtedness, asset sales, transactions with affiliates and restricted payments, including payment of dividends on capital stock. As of June 30, 2022, the Company was in compliance with all applicable covenants under the Indenture.

For the three and six months ended June 30, 2022, in connection with the dividends paid in the period, the Company offered to purchase up to a total of $200.6 million aggregate principal amount of the Notes pursuant to the terms of the Indenture. For the three and six months ended June 30, 2022, the Company purchased an aggregate principal amount, for accepted offers, of $0.5 million at a price equal to 104% of the principal amount of the Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption.

Debt issuance costs, recorded as a direct deduction from the face amount of the Notes, were $13.5 million and $14.8 million at June 30, 2022 and December 31, 2021, respectively.

ABL Facility

On May 12, 2021, the Company entered into a senior secured asset-based revolving credit agreement providing for a multi-currency asset-based-loan facility, or ABL Facility, in an initial principal amount of $100.0 million, including a $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans, at any time outstanding, subject to borrowing base availability. The ABL Facility matures on May 12, 2024.

Borrowings under the ABL Facility bear interest at a rate equal to a BBSY rate plus an applicable margin. In addition to paying interest on the outstanding borrowings under the ABL Facility, the Company is also required to pay a fee in respect of unutilized commitments, on amounts available to be drawn under outstanding letters of credit and certain administrative fees.

As at June 30, 2022, no amounts were drawn and no letters of credit were outstanding under the ABL Facility. At June 30, 2022, the Company was in compliance with all applicable covenants under the ABL Facility.

Debt issuance costs, recorded as “Other non-current assets” in the unaudited Consolidated Balance Sheets, were $3.4 million and $4.3 million at June 30, 2022 and December 31, 2021, respectively.

Coronado Global Resources Inc. Form 10-Q June 30, 202212

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

For the six months ended June 30, 2022 and 2021, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effects of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. The Company’s 2022 estimated annual effective tax rate is 24.7%, which has been favorably impacted by mine depletion deductions in the United States. The Company had an income tax expense of $184.0 million based on an income before tax of $745.9 million for the six months ended June 30, 2022.

Income tax benefit of $10.9 million for the six months ended June 30, 2021 was calculated based on an estimated annual effective tax rate of 10.2% for the period.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the six months ended June 30, 2022, the Company had no unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.

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

The Company assessed the need for valuation allowances by evaluating future taxable income, available for tax strategies and the reversal of temporary tax differences.

At December 31, 2021, the Australian Operations had tax losses carried forward of $27.0 million (tax effected), which are indefinite lived and included in deferred tax assets. It is anticipated that these tax losses will be fully utilized in 2022 and both the Australian Operations and U.S. Operations would be in tax payable positions. In addition, a company, which is not part of the Australian tax consolidated group, had tax losses carried forward of $8.1 million (tax effected) for which a full valuation allowance has been recognized.

Coronado Global Resources Inc. Form 10-Q June 30, 202213

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic and diluted earnings per share was calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
(in US$ thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$291,995	$(55,085)	$561,893	$(96,057)
Less: Net loss attributable to Non-controlling interest	—	—	—	(2)
Net income (loss) attributable to Company stockholders	$291,995	$(55,085)	$561,893	$(96,055)

Denominator (in thousands):
Weighted-average shares of common stock outstanding	167,645	152,877	167,645	145,633
Effects of dilutive shares	168	—	192	—
Weighted average diluted shares of common stock outstanding	167,813	152,877	167,837	145,633
Earnings (Loss) Per Share (US$):
Basic	1.74	(0.36)	3.35	(0.66)
Dilutive	1.74	(0.36)	3.35	(0.66)

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

Coronado Global Resources Inc. Form 10-Q June 30, 202214

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis

As of June 30, 2022, there were no financial instruments required to be measured at fair value on a recurring basis.

Other Financial Instruments

The following methods and assumptions are used to estimate the fair value of other financial instruments as of June 30, 2022 and December 31, 2021:

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

• Interest bearing liabilities: The Company’s outstanding interest-bearing liabilities are carried at amortized cost. As of June 30, 2022, there were no borrowings outstanding under the ABL Facility. The estimated fair value of the Notes is approximately $327.0 million based upon observable market data (Level 2).

12. Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consisted of the following at June 30, 2022:

(in US$ thousands)	Foreign currency translation adjustments
Balance at December 31, 2021	$(44,228)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income (loss) before reclassifications	(12,918)
Loss on long-term intra-entity foreign currency transactions	(20,992)
Total net current-period other comprehensive gain	(33,910)
Balance at June 30, 2022	$(78,138)

Coronado Global Resources Inc. Form 10-Q June 30, 202215

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments

(a) Mineral Leases

The Company leases mineral interests and surface rights from land owners under various terms and royalty rates. The future minimum royalties under these leases are as follows:

(in US$ thousands)	Amount
Year ending December 31,
2022	$4,182
2023	4,984
2024	4,891
2025	4,752
2026	4,684
Thereafter	23,666
Total	$47,159

Mineral leases are not in scope of ASC 842 and continue to be accounted for under the guidance in ASC 932, Extractive Activities – Mining.

(b) Other commitments

As of June 30, 2022, purchase commitments for capital expenditures were $27.8 million, all of which is obligated within the next twelve months.

In Australia, the Company has generally secured the ability to transport coal through rail contracts and coal export terminal contracts that are primarily funded through take-or-pay arrangements with terms ranging up to 9 years. In the U.S., the Company typically negotiates its rail and coal terminal access on an annual basis. As of June 30, 2022, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.1 billion, of which approximately $91.9 million is obligated within the next twelve months.

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

At June 30, 2022, the Company had outstanding bank guarantees of $45.3 million to secure various obligations and commitments.

Restricted deposits represent cash deposits held at third parties as required by certain agreements entered into by the Company to provide cash collateral. The Company had cash collateral in the form of deposits in the amount of $86.0 million and $81.0 million as of June 30, 2022 and December 31, 2021, respectively, to provide back-to-back support for bank guarantees, financial payments and other performance obligations and various other operating agreements. These deposits are restricted and classified as long-term assets in the unaudited Condensed Consolidated Balance Sheets.

In accordance with the terms of the ABL Facility, the Company may be required to cash collateralize the ABL Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit. As of June 30, 2022, no letter of credit was outstanding and no cash collateral was required.

For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation. The Company can also use bank letters of credit to collateralize certain obligations. As of June 30, 2022, the Company had outstanding surety bonds of $27.8 million and letters of credit of $16.8 million issued from our available bank guarantees, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increased obligations, additional costs or additional collateral requirements.

Coronado Global Resources Inc. Form 10-Q June 30, 202216

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

15. Subsequent Events

On August 8, 2022, the Company’s Board of Directors declared a total unfranked ordinary dividend of $125.7 million, or 7.5 cents per CDI, comprising $100.6 million of the unaccepted portion of the offer to purchase the Notes made in connection with the special dividends declared on May 9, 2022, plus an additional $25.2 million. CDIs will be quoted as “ex” dividend on August 29, 2022, Australia time. The dividends will have a record date of August 30, 2022, Australia time, and be payable on September 20, 2022, Australia time. The total ordinary dividends of $125.7 million will be funded from available cash.

In connection with the declared ordinary dividends, Coronado Finance Pty Ltd, a wholly-owned subsidiary of the Company, offered to purchase up to $25.2 million aggregate principal amount of the Notes at a purchase price equal to 104% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the settlement date, pursuant to the terms of the Indenture. The payment of the ordinary dividends is not contingent on acceptance of the offer to purchase the Notes by the Note holders.

Coronado Global Resources Inc. Form 10-Q June 30, 202217

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Coronado Global Resources Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Coronado Global Resources Inc. (the Company) as of June 30, 2022, the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three-month periods ended March 31 and June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young

Brisbane, Australia

August 8, 2022.

Coronado Global Resources Inc. Form 10-Q June 30, 202218

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

Any forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause actual results, performance, events or outcomes to differ materially from the results, performance, events or outcomes expressed or anticipated in these statements, many of which are beyond our control. Such forward-looking statements are based on an assessment of present economic and operating conditions on a number of best estimate assumptions regarding future events and actions. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results, our announced plans, including our plan to issue dividends and distributions, or an investment in our securities include, but are not limited to:

• uncertainty in global economic conditions, including the extent, duration and impact of the Russia and Ukraine war, as well as risks related to government actions with respect to trade agreements, treaties or policies;

• a decrease in the availability or increase in costs of key supplies, capital equipment or commodities, such as diesel fuel, steel, explosives and tires;

• the extensive forms of taxation that our mining operations are subject to, and future tax regulations and developments. For example, the recent amendments to the coal royalty regime announced by the Queensland state Government in Australia introducing additional higher tiers to the coal royalty rates applicable to our Australian Operations;

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

Coronado Global Resources Inc. Form 10-Q June 30, 202219

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

• concerns about the environmental impacts of coal combustion, including possible impacts on global climate issues, which could result in increased regulation of coal combustion and requirements to reduce greenhouse gas, or GHG, emissions in many jurisdictions , which could significantly affect demand for our products or our securities and reduced access to capital and insurance;

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

Coronado Global Resources Inc. Form 10-Q June 30, 202220

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC and ASX on May 9, 2022, for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

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

Overview

We are a global producer, marketer and exporter of a full range of Met coal products. We own a portfolio of operating mines and development projects in Queensland, Australia, and in the states of Pennsylvania, Virginia and West Virginia in the United States.

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

For the six months ended June 30, 2022, we produced 7.5 MMt and sold 8.3 MMt of coal. Met coal sales represented 77.8% of our total volume of coal sold and 96.3% of total coal revenues for the six months ended June 30, 2022.

The ongoing trade constraints for Russian coal and elevated demand for thermal coal resulted in elevated global prices of coal during the three months ended June 30, 2022, which translated to record quarterly revenues and average realized Met price per Mt sold in the history of the Company, $85.6 million and $54.7 per Mt sold higher than the previous records achieved in the March 2022 quarter, respectively.

Coronado has continued to take advantage of its unique geographical diversification as a Met coal supplier of scale to meet the requirements of steel customers across the globe. Our U.S. Operations have taken advantage of current unique market fundamentals created by the trade restrictions on Russian coal by switching coal sales from China to Europe providing higher returns for our products.

Our results for the six months ended June 30, 2022 benefited from higher average realized Met price per Mt sold, partially offset by (1) significant wet weather events impacting production at our Australian Operations, (2) inflationary pressure, including higher cost of fuel and labor costs, (3) adverse geological conditions at our U.S. Operations resulting in lower production and higher equipment maintenance costs, (4) additional fleets mobilized at our Australian Operations to improve coal recovery and (5) higher sales related costs (Stanwell rebate, royalties and freight costs).

Coal revenues of $2.0 billion for the six months ended June 30, 2022 increased by 150.7% compared to the same period in 2021, driven by increased average realized Met price per Mt sold from $99.8 to $292.8. Sales volumes were lower for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to lower production caused by significant wet weather events at our Australian Operations and adverse geological conditions at our U.S. Operations. Operating costs for the six months ended June 30, 2022 were $349.9 million, or 45.8%, higher compared to the corresponding period in 2021 primarily driven by inflationary pressures, additional contractor fleets deployed at our Australian Operations to accelerate overburden removal to increase

Coronado Global Resources Inc. Form 10-Q June 30, 202221

coal availability, higher maintenance cost and higher sales related costs, such as royalties, freight and demurrage costs.

Dividends

On April 8, 2022, and June 21, 2022, Coronado settled its previously declared dividends totaling $348.4 million which were paid to stockholders from available cash.

Liquidity

As of June 30, 2022, the Company’s net cash position was $171.1 million, consisting of cash (excluding restricted cash) of $485.6 million and $314.5 million aggregate principal amount of Notes outstanding. Coronado has available liquidity of $585.6 million as of June 30, 2022, comprising cash (excluding restricted cash) and undrawn available borrowings under our ABL facility.

Safety

For our Australian Operations, the twelve-month rolling average Total Reportable Injury Frequency Rate, or TRIFR, at June 30, 2022 was 4.08 compared to a rate of 3.07 at the end of December 31, 2021. At out U.S. Operations, the twelve-month rolling average Total Reportable Incident Rate, or TRIR, at June 30, 2022 was 2.01 compared to a rate of 2.51 at the end of December 31, 2021. Reportable rates for our Australian and U.S. Operations are below the relevant industry benchmarks.

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

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. These financial and operating metrics include: (i) safety and environmental metrics; (ii) Adjusted EBITDA; (iii) total sales volumes and average realized price per Mt sold, which we define as total coal revenues divided by total sales volume; (iv) Met coal sales volumes and average realized Met price per Mt sold, which we define as Met coal revenues divided by Met coal sales volume; (v) average segment mining costs per Mt sold, which we define as mining costs divided by sales volumes (excluding non-produced coal) for the respective segment; and (vi) average segment operating costs per Mt sold, which we define as segment operating costs divided by sales volumes for the respective segment.

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

Non-GAAP Financial Measures; Other Measures

The following discussion of our results includes references to and analysis of Adjusted EBITDA, Segment Adjusted EBITDA and mining costs, which are financial measures not recognized in accordance with U.S. GAAP. Non-GAAP financial measures, including Adjusted EBITDA, Segment Adjusted EBITDA and mining costs, are used by investors to measure our operating performance.

Adjusted EBITDA, a non-GAAP measure, is defined as earnings before interest, tax, depreciation, depletion and amortization and other foreign exchange losses. Adjusted EBITDA is also adjusted for certain discrete non-

Coronado Global Resources Inc. Form 10-Q June 30, 202222

recurring items that we exclude in analyzing each of our segments’ operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly titled measures presented by other companies. A reconciliation of Adjusted EBITDA to its most directly comparable measure under U.S. GAAP is included below.

Segment Adjusted EBITDA is defined as Adjusted EBITDA by operating and reporting segment, adjusted for certain transactions, eliminations or adjustments that our CODM does not consider for making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts and lenders, to assess the operating performance of the business.

Mining costs, a non-GAAP measure, is based on reported cost of coal revenues, which is shown on our statement of operations and comprehensive income exclusive of freight expense, Stanwell rebate, other royalties, depreciation, depletion and amortization, and selling, general and administrative expenses, adjusted for other items that do not relate directly to the costs incurred to produce coal at a mine. Mining costs excludes these cost components as our CODM does not view these costs as directly attributable to the production of coal. Mining costs is used as a supplemental financial measure by management, providing an accurate view of the costs directly attributable to the production of coal at our mining segments, and by external users of our financial statements, such as investors, industry analysts and ratings agencies, to assess our mine operating performance in comparison to the mine operating performance of other companies in the coal industry.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Summary

The financial and operational highlights for the three months ended June 30, 2022 include:

• Sales volume totaled 3.9 MMt for the three months ended June 30, 2022, compared to 4.5 MMt for the three months ended June 30, 2021. The lower sales volumes were mainly driven by above-average wet weather events at our Australian Operations and adverse geological conditions at our U.S. Operations.

• Net income for the three months ended June 30, 2022 of $292.0 million increased by $347.1 million, from a net loss of $55.1 million for the three months ended June 30, 2021. This increase was driven by higher revenues partially offset by higher costs and income tax expense.

• Although coking coal index prices declined during the three months ended June 30, 2022, it remained above historical averages, which, combined with a large portion of our coal sales priced on a three-month lag basis, resulted in record quarterly average realized Met price per Mt sold of $321.2 for the three months ended June 30, 2022, which was 205.6% higher compared to $105.1 per Mt sold for the same period in 2021.

• Adjusted EBITDA for the three months ended June 30, 2022 of $438.4 million, an increase of $420.3 million compared to $18.1 million for the three months ended June 30, 2021, driven by higher coal sales revenues, partially offset by higher operating costs.

• As of June 30, 2022, the Company had total available liquidity of $585.6 million, consisting of $485.6 million cash (excluding restricted cash) and $100.0 million of availability under the ABL Facility. The ABL Facility is subject to a springing fixed charge coverage ratio test if availability is less than a certain amount.

Coronado Global Resources Inc. Form 10-Q June 30, 202223

	Three months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Revenues:
Coal revenues	$1,020,997	$413,764	$607,233	146.8%
Other revenues	11,707	10,492	1,215	11.6%
Total revenues	1,032,704	424,256	608,448	143.4%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	397,463	306,155	91,308	29.8%
Depreciation, depletion and amortization	51,384	41,212	10,172	24.7%
Freight expenses	67,026	55,906	11,120	19.9%
Stanwell rebate	40,532	15,076	25,456	168.9%
Other royalties	79,348	23,173	56,175	242.4%
Selling, general, and administrative expenses	10,376	7,431	2,945	39.6%
Restructuring costs	—	2,300	(2,300)	(100.0%)
Total costs and expenses	646,129	451,253	194,876	43.2%
Other income (expenses):
Interest expense, net	(17,482)	(16,596)	(886)	5.3%
Loss on debt extinguishment	—	(5,744)	5,744	(100.0%)
(Increase) decrease in provision for discounting and credit losses	(156)	1,866	(2,022)	(108.4%)
Other, net	25,083	570	24,513	4,300.5%
Total other expense, net	7,445	(19,904)	27,349	(137.4%)
Net income (loss) before tax	394,020	(46,901)	440,921	(940.1%)
Income tax (expense) benefit	(102,025)	(8,184)	(93,841)	1,146.6%
Net income (loss)	291,995	(55,085)	347,080	(630.1%)
Net income (loss) attributable to Coronado Global Resources, Inc.	$291,995	$(55,085)	$347,080	(630.1%)

Coal Revenues

Coal revenues were $1,021.0 million for the three months ended June 30, 2022, an increase of $607.2 million, compared to $413.8 million for the three months ended June 30, 2021. A continued strong price environment, due to supply disruptions caused by trade constraints for Russian coal, has caused coal index prices to remain elevated above the historical average, which has resulted in the record quarterly average realized Met price per Mt sold of $321.2 for the three months ended June 30, 2022, which was 205.6% higher compared to $105.1 per Mt sold for the same period in 2021. This increase was partially offset by lower Met coal sales volume of 3.9 MMt for the three months ended June 30, 2022, compared to 4.5 MMt in 2021, primarily due to significant wet weather events and adverse geological conditions experienced by our mining operations.

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

Total cost of coal revenues was $397.5 million for the three months ended June 30, 2022, an increase of $91.3 million, or 29.8%, compared to $306.2 million for the three months ended June 30, 2021.

Our U.S. Operations contributed $50.7 million to the increase in total cost of coal revenues, driven by the impact of inflation on labor and supply costs, and adverse geological conditions in certain mines at our U.S. Operations, resulting in unplanned maintenance costs and increased purchased coal transactions to meet sales commitments. Cost of coal revenues for our Australian Operations for the three months ended June 30, 2022, was $40.6 million higher compared to the three months ended June 30, 2021, as a result of additional contractor fleets mobilized to accelerate overburden removal to increase coal availability, inflationary pressure, including higher fuel and labor costs, and higher purchased coal transactions, partially offset by a favorable average foreign exchange rate on translation of the Australian Operations for the three months ended June 30, 2022 of A$/US$: 0.72 compared to 0.77 for the same period in 2021.

Coronado Global Resources Inc. Form 10-Q June 30, 202224

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended June 30, 2022 was $51.4 million, 24.7% higher compared to $41.2 million for the three months ended June 30, 2021. The higher depreciation was associated with additional equipment brought into service during the twelve months since June 30, 2021, partially offset by a favorable average foreign exchange rate on translation of the Australian Operations.

Freight Expenses

Freight expenses include costs associated with take-or-pay commitments for rail and port providers and demurrage costs. Freight expenses totaled $67.0 million for the three months ended June 30, 2022, an increase of $11.1 million, compared to $55.9 million for the three months ended June 30, 2021. Our U.S. Operations’ freight cost contributed $11.3 million to this increase, driven by coal sales under certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent during the three months ended June 30, 2021 and higher demurrage costs.

Stanwell Rebate

The Stanwell rebate was $40.5 million for the three months ended June 30, 2022, an increase of $25.5 million, compared to $15.1 million for the three months ended June 30, 2021. The increase was largely driven by higher realized export reference coal pricing for the prior twelve-month period used to calculate the rebate.

Other Royalties

Other royalties were $79.3 million in the three months ended June 30, 2022, an increase of $56.2 million, as compared to $23.2 million for the three months ended June 30, 2021. Higher royalties were a product of higher coal revenues compared to the same period in 2021.

Loss on Debt Extinguishment

During the three months ended June 30, 2021, the Company recognized a loss on debt extinguishment of $5.7 million relating to the termination of the revolving loan facility under the Company’s former multicurrency revolving syndicated facility agreement. There was no debt extinguishment during the three months ended June 30, 2022.

Other, net

Other, net was $25.1 million in the three months ended June 30, 2022, an increase of $24.1 million compared to $0.6 million for the three months ended June 30, 2021. The increase primarily relates to foreign exchange gains recognized in the translation of short-term intra-entity balances in certain entities within the group that are denominated in currencies other than their respective functional currencies.

Income Tax (Expense) Benefit

Income tax expense of $102.0 million for the three months ended June 30, 2022 increased by $93.8 million, compared to a tax expense of $8.2 million for the three months ended June 30, 2021, driven by higher income before tax in the 2022 period.

The income tax expense for the three months ended June 30, 2022 is based on an annual effective tax rate of 24.7%, which has been favorably impacted by mine depletion in the United States.

Six months ended June 30, 2022 Compared to Six months ended June 30, 2021

Summary

The financial and operational highlights for the six months ended June 30, 2022 include:

• Sales volume totaled 8.3 MMt for the six months ended June 30, 2022, or 0.6 MMt lower than the six months ended June 30, 2021. The lower sales volumes were primarily driven by significant wet weather events at our Australian Operations and adverse geological conditions at one of our mine complexes at our U.S. Operations during the second quarter of 2022.

• Net income of $561.9 million for the six months ended June 30, 2022 increased by $658.0 million, from a net loss of $96.1 million for the six months ended June 30, 2021. The increase was driven by revenues, partially offset by higher costs and higher income tax expense.

Coronado Global Resources Inc. Form 10-Q June 30, 202225

• The continued impact of the Russian invasion of Ukraine on global supply dynamics caused considerable volatility in coal pricing, which resulted in average realized Met price per Mt sold of $292.8 for the six months ended June 30, 2022, 193.4% higher compared to $99.8 per Mt sold for the six months ended June 30, 2021.

• Adjusted EBITDA for the six months ended June 30, 2022 was $849.3 million, an increase of $823.6 million, from Adjusted EBITDA of $25.7 million for the six months ended June 30, 2021. This increase was driven by higher coal revenues, partially offset by higher operating costs.

• Cash provided by operating activities was $518.3 million for the six months ended June 30, 2022, an increase of $461.4 million compared to $56.9 million for the same period in 2021.

• As of June 30, 2022, the Company had net cash of $171.1 million, consisting of a closing cash balance (excluding restricted cash) of $485.6 million and $314.5 million aggregate principal amount outstanding of the Notes.

	Six months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Revenues:
Coal revenues	$1,957,625	$780,966	$1,176,659	150.7%
Other revenues	22,204	19,401	2,803	14.4%
Total revenues	1,979,829	800,367	1,179,462	147.4%
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately below)	754,963	580,258	174,705	30.1%
Depreciation, depletion and amortization	89,393	94,293	(4,900)	(5.2%)
Freight expenses	126,290	108,047	18,243	16.9%
Stanwell rebate	69,585	30,895	38,690	125.2%
Other royalties	162,380	44,120	118,260	268.0%
Selling, general, and administrative expenses	18,252	13,206	5,046	38.2%
Restructuring costs	—	2,300	(2,300)	(100.0%)
Total costs and expenses	1,220,863	873,119	347,744	39.8%
Other income (expenses):
Interest expense, net	(34,814)	(31,731)	(3,083)	9.7%
Loss on debt extinguishment	—	(5,744)	5,744	(100.0%)
(Increase) decrease in provision for discounting and credit losses	(584)	5,644	(6,228)	(110.3%)
Other, net	22,293	(2,358)	24,651	(1,045.4%)
Total other expense, net	(13,105)	(34,189)	21,084	(61.7%)
Net income (loss) before tax	745,861	(106,941)	852,802	(797.5%)
Income tax (expense) benefit	(183,968)	10,884	(194,852)	(1,790.3%)
Net income (loss)	561,893	(96,057)	657,950	(685.0%)
Less: Net loss attributable to noncontrolling interest	—	(2)	2	(100.0%)
Net income (loss) attributable to Coronado Global Resources, Inc.	$561,893	$(96,055)	$657,948	(685.0%)

Coal Revenues

Coal revenues were $1,957.6 million for the six months ended June 30, 2022, an increase of $1,176.7 million, compared to $781.0 million for the six months ended June 30, 2021. This increase was driven by favorable market conditions and higher coal indices, which resulted in a higher average realized Met price per Mt sold for the six months ended June 30, 2022 of $292.8, compared to $99.8 per Mt sold for the same period in 2021.

Cost of Coal Revenues (Exclusive of Items Shown Separately Below)

Total cost of coal revenues was $755.0 million for the six months ended June 30, 2022, an increase of $174.7 million, or 30.1%, compared to $580.3 million for the six months ended June 30, 2021. Cost of coal revenues for our U.S. Operations in the six months ended June 30, 2022 increased by $91.5 million, as compared to the same period in 2021, driven by the impact of inflation on labor and supply costs, and adverse geological conditions in

Coronado Global Resources Inc. Form 10-Q June 30, 202226

certain mines of our U.S. Operations resulting in unplanned maintenance costs and increased purchased coal transactions to meet sales commitments. Cost of coal revenues for our Australian Operations in the six months ended June 30, 2022 increased by $83.2 million, as compared to the same period in 2021, driven by an additional fleet mobilized to accelerate overburden removal, inflationary pressure on fuel pricing and labor costs and increased purchased coal transactions to meet sales commitments. Higher costs were partially offset by a favorable average foreign exchange rate on translation of the Australian Operations for the six months ended June 30, 2022 of A$/US$: 0.72 compared to 0.77 for the same period in 2021.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $89.4 million for the six months ended June 30, 2022, a decrease of $4.9 million, as compared to $94.3 million for the six months ended June 30, 2021. The decrease was associated with lower production in our Australian Operations impacting assets depreciated under the units of production method and a favorable average foreign exchange rate on translation of the Australian Operations, partially offset by additional equipment brought into service during the twelve months since June 30, 2021.

Freight Expenses

Freight expenses totaled $126.2 million for the six months ended June 30, 2022, an increase of $18.2 million, compared to $108.0 million for the six months ended June 30, 2021. Our U.S. Operations contributed to $21.8 million of the increase due to certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent in the six months ended June 30, 2021, partially offset by a favorable average foreign exchange rate on translation of the Australian Operations.

Stanwell Rebate

The Stanwell rebate was $69.6 million for the six months ended June 30, 2022, an increase of $38.7 million, as compared to $30.9 million for the six months ended June 30, 2021. The increase was largely driven by higher realized export reference coal pricing for the prior twelve-month period used to calculate the rebate.

Other Royalties

Other royalties were $162.4 million for the six months ended June 30, 2022, an increase of $118.3 million, as compared to $44.1 million for the six months ended June 30, 2021. Higher royalties were a product of higher average realized export pricing for the six months period ended June 30, 2022 compared to the same period in 2021.

Interest Expense, net

Interest expense, net of $34.8 million for the six months ended June 30, 2022 increased $3.1 million, as compared to $31.7 million for the six months ended June 30, 2021. The increase in interest expense was due to a higher average interest rate for the six months ended June 30, 2022, compared to the same period in 2021, partially offset by lower average interest-bearing liabilities period-over-period.

Other, net

Other, net was $22.3 million in the six months ended June 30, 2022, an increase of $24.7 million compared to a net loss of $2.4 million for the six months ended June 30, 2021. The increase is foreign exchange gains recognized in the translation of short-term inter-entity balances in certain entities within the group that are denominated in currencies other than their respective functional currencies.

Income Tax (Expense) Benefit

Income tax expense of $184.0 million for the six months ended June 30, 2022 decreased by $194.9 million, as compared to a $10.9 million tax benefit for the six months ended June 30, 2021, primarily driven by higher income before tax in the 2022 period.

The income tax expense for the six months ended June 30, 2022 is based on an annual effective tax rate of 24.7%.

Coronado Global Resources Inc. Form 10-Q June 30, 202227

Supplemental Segment Financial Data

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Australia

	Three months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Sales volume (MMt)	2.3	2.8	(0.5)	(17.0)%
Total revenues ($)	578,388	251,432	326,956	130.0%
Coal revenues ($)	568,346	242,749	325,597	134.1%
Average realized price per Mt sold ($/Mt)	244.4	86.6	157.8	182.2%
Met sales volume (MMt)	1.5	2.1	(0.6)	(27.8)%
Met coal revenues ($)	543,345	221,659	321,686	145.1%
Average realized Met price per Mt sold ($/Mt)	357.4	105.2	252.2	239.7%
Mining costs ($)	205,272	175,760	29,512	16.8%
Mining cost per Mt sold ($/Mt)	94.1	66.8	27.3	40.9%
Operating costs ($)	381,907	266,199	115,708	43.5%
Operating costs per Mt sold ($/Mt)	164.2	95.0	69.2	72.8%
Segment Adjusted EBITDA ($)	196,315	(13,880)	210,195	(1,514.4)%

Coal revenues for our Australian Operations for the three months ended June 30, 2022 were $568.3 million, an increase of $325.6 million or 134.1%, compared to $242.7 million for the three months ended June 30, 2021. This increase was largely driven by a higher average realized Met price per Mt sold for the three months ended June 30, 2022 of $357.4 compared to $105.2 per Mt sold for the same period in 2021 benefiting from elevated demand and prices from ongoing trade constraints for Russian coal and the impact it has had on supply dynamics. Sales volume of 2.3 MMt decreased by 0.5 MMt, compared to 2.8 MMt for the three months ended June 30, 2021, as a result of above average wet weather impacting production at the Curragh mine complex.

Operating costs increased by $115.7 million, or 43.5%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was driven by higher mining costs, other royalties and Stanwell rebate (mainly due to higher realized coal pricing). Mining cost per Mt sold of $94.1 for the three months ended June 30, 2022 was 40.9% higher compared to the three months ended June 30, 2021, primarily due to inflationary impacts including higher fuel prices, increase in purchased coal to meet sales commitments and additional contractor fleets mobilized at our Australian Operations.

Segment Adjusted EBITDA of $196.3 million for the three months ended June 30, 2022 increased by $210.2 million compared to Adjusted EBITDA loss of $13.9 million for the three months ended June 30, 2021. This increase was primarily driven by higher coal revenues partially offset by higher operating costs.

United States

	Three months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Sales volume (MMt)	1.6	1.7	(0.1)	(5.1)%
Total revenues ($)	454,316	172,824	281,492	162.9%
Coal revenues ($)	452,651	171,015	281,636	164.7%
Average realized price per Mt sold ($/Mt)	283.4	101.6	181.8	178.9%
Met sales volume (MMt)	1.6	1.6	—	(1.8)%
Met coal revenues ($)	450,858	168,472	282,386	167.6%
Average realized Met price per Mt sold ($/Mt)	286.2	105.0	181.2	172.6%
Mining costs ($)	148,922	109,137	39,785	36.5%
Mining cost per Mt sold ($/Mt)	96.9	65.4	31.5	48.2%
Operating costs ($)	202,462	134,111	68,351	51.0%
Operating costs per Mt sold ($/Mt)	126.7	79.7	47.0	59.0%
Segment Adjusted EBITDA ($)	252,394	39,434	212,960	540.0%

Coal revenues increased by $281.6 million, or 164.7%, to $452.7 million for the three months ended June 30, 2022 compared to $171.0 million for the three months ended June 30, 2021. This increase was largely driven by

Coronado Global Resources Inc. Form 10-Q June 30, 202228

a higher average realized Met price per Mt sold for the three months ended June 30, 2022 of $286.2, compared to $105.0 per Mt sold for the same period in 2021, due to strong U.S.-sourced coal demand, particularly into China and Europe. Changes in supply dynamics due to the Russia and Ukraine war has benefited our U.S. Operations given their ability to switch coal exports from China to meet supply shortages in Europe at high prices during the six months ended June 30, 2022. Additionally, coal from our U.S. Operations continued to experience strong demand from China as import restrictions on Australian coal remain in place.

Operating costs increased by $68.4 million, or 51.0%, to $202.5 million for the three months ended June 30, 2022, compared to operating costs of $134.1 million for the three months ended June 30, 2021. The increase was due to higher mining costs of $39.8 million, as a result of an increase in purchased coal, higher production costs due to the impact of inflation of supplies and labor costs and adverse geological conditions causing unplanned maintenance activities.

Segment Adjusted EBITDA of $252.4 million for the three months ended June 30, 2022 increased by $213.0 million compared to $39.4 million for the three months ended June 30, 2021, primarily driven by a higher average realized Met price per Mt sold, partially offset by higher operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Selling, general, and administrative expenses	$10,376	$7,431	$2,945	39.6%
Other, net	(27)	62	(89)	n/m
Total Corporate and Other Adjusted EBITDA	$10,349	$7,493	$2,856	38.1%

n/m – Not meaningful for comparison.

Corporate and other costs of $10.3 million for the three months ended June 30, 2022 increased $2.9 million, compared to $7.5 million for the three months ended June 30, 2021. The increase in selling, general, and administrative expenses was primarily driven by corporate activities partially resuming to pre-COVID-19 pandemic levels and timing of certain corporate costs.

Coronado Global Resources Inc. Form 10-Q June 30, 202229

Mining and operating costs for the three months ended June 30, 2022 compared to three months ended June 30, 2021

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	Three months ended June 30, 2022
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$410,520	$224,942	$10,667	$646,129
Less: Selling, general and administrative expense	—	—	(10,376)	(10,376)
Less: Depreciation, depletion and amortization	(28,613)	(22,480)	(291)	(51,384)
Total operating costs	381,907	202,462	—	584,369
Less: Other royalties	(66,628)	(12,720)	—	(79,348)
Less: Stanwell rebate	(40,532)	—	—	(40,532)
Less: Freight expenses	(38,734)	(28,292)	—	(67,026)
Less: Other non-mining costs	(30,741)	(12,528)	—	(43,269)
Total mining costs	205,272	148,922	—	354,194
Sales Volume excluding non-produced coal (MMt)	2.2	1.5	—	3.7
Mining cost per Mt sold ($/Mt)	94.1	96.9	—	95.3

	Three months ended June 30, 2021
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$290,914	$152,662	$7,677	$451,253
Less: Selling, general and administrative expense	—	—	(7,431)	(7,431)
Less: Restructuring costs	(2,300)	—		(2,300)
Less: Depreciation, depletion and amortization	(22,415)	(18,551)	(246)	(41,212)
Total operating costs	266,199	134,111	—	400,310
Less: Other royalties	(16,773)	(6,400)	—	(23,173)
Less: Stanwell rebate	(15,076)	—	—	(15,076)
Less: Freight expenses	(38,955)	(16,951)	—	(55,906)
Less: Other non-mining costs	(19,635)	(1,623)	—	(21,258)
Total mining costs	175,760	109,137	—	284,897
Sales Volume excluding non-produced coal (MMt)	2.6	1.7	—	4.3
Mining cost per Mt sold ($/Mt)	66.8	65.4	—	66.2

Average realized Met price per Mt sold for the three months ended June 30, 2022 compared to three months ended June 30, 2021

A reconciliation of the Company’s average realized Met price per Mt sold is shown below:

	Three months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Met sales volume (MMt)	3.1	3.7	(0.6)	(16.6)%
Met coal revenues ($)	994,203	390,131	604,072	154.8%
Average realized Met price per Mt sold ($/Mt)	321.2	105.1	216.1	205.6%

Coronado Global Resources Inc. Form 10-Q June 30, 202230

Six months ended June 30, 2022 compared to Six months ended June 30, 2021

Australia

	Six months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Sales volume (MMt)	5.1	5.7	(0.6)	(11.0)%
Total revenues ($)	1,183,686	489,726	693,960	141.7%
Coal revenues ($)	1,164,644	472,199	692,445	146.6%
Average realized price per Mt sold ($/Mt)	227.9	82.3	145.6	177.0%
Met sales volume (MMt)	3.3	4.3	(1.0)	(22.5)%
Met coal revenues ($)	1,097,353	428,110	669,243	156.3%
Average realized Met price per Mt sold ($/Mt)	329.4	99.6	229.8	230.7%
Mining costs ($)	407,291	354,731	52,560	14.8%
Mining cost per Mt sold ($/Mt)	84.1	64.8	19.3	29.8%
Operating costs ($)	747,616	526,055	221,561	42.1%
Operating costs per Mt sold ($/Mt)	146.3	91.6	54.7	59.6%
Segment Adjusted EBITDA ($)	435,284	(36,937)	472,221	(1,278.4)%

Coal revenues for our Australian Operations for the six months ended June 30, 2022 were $1,164.6 million, an increase of $692.4 million, or 146.6%, compared to $472.2 million for the six months ended June 30, 2021. This increase was due to a higher average realized Met price per Mt sold of $329.4, an increase of $229.8 per Mt sold, compared to $99.6 per Mt sold during the same period in 2021, primarily driven by the continued impact of the war in Ukraine, which saw significant purchases of non-Russian coal following sanctions, trade finance problems and seaborne logistical constraints, and continued strong demand from destination markets other than China, which continues to restrict importation of Australian coal. Sales volume of 5.1 MMt was 0.6 MMt lower compared to 5.7 MMt for the six months ended June 30, 2021, mainly driven by low coal availability due to significant wet weather events experienced in the second quarter of 2022.

Operating costs increased by $221.6 million, or 42.1%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was driven by higher mining costs, other royalties and Stanwell rebate (mainly due to higher realized coal pricing). Mining cost per Mt sold of $84.1 was $19.3 per Mt sold higher compared to the six months ended June 30, 2021, mainly due to above average rainfall resulting in lower production, increased purchase of coal costs to meet sales commitments, planned major equipment maintenance, an additional fleet mobilized to accelerate overburden removal, partially offset by a favorable average foreign exchange rate on translation of the Australian Operations for the six months ended June 30, 2022 of A$/US$: 0.72 compared to 0.77 for the six months ended June 30, 2021.

For the six months ended June 30, 2022, Adjusted EBITDA increased by $472.2 million, or 1,278.4%, compared to Adjusted EBITDA loss of $36.9 million for the six months ended June 30, 2021. This increase was primarily driven by higher coal revenues partially offset by higher operating costs.

United States

	Six months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Sales volume (MMt)	3.2	3.2	—	0.3%
Total revenues ($)	796,143	310,641	485,502	156.3%
Coal revenues ($)	792,981	308,767	484,214	156.8%
Average realized price per Mt sold ($/Mt)	250.5	97.9	152.6	155.9%
Met sales volume (MMt)	3.1	3.1	—	1.8%
Met coal revenues ($)	788,579	305,456	483,123	158.2%
Average realized Met price per Mt sold ($/Mt)	253.5	100.0	153.5	153.5%
Mining costs ($)	264,183	198,347	65,836	33.2%
Mining cost per Mt sold ($/Mt)	86.9	63.2	23.7	37.6%
Operating costs ($)	365,602	237,265	128,337	54.1%
Operating costs per Mt sold ($/Mt)	115.5	75.2	40.3	53.6%
Segment Adjusted EBITDA ($)	432,294	75,963	356,331	469.1%

Coronado Global Resources Inc. Form 10-Q June 30, 202231

Coal revenues increased by $484.2 million, or 156.8%, to $793.0 million for the six months ended June 30, 2022, as compared to $308.8 million for the six months ended June 30, 2021. This increase was mainly driven by a higher average realized Met price per Mt sold for the six months ended June 30, 2022 of $253.5, compared to $100.0 per Mt sold for the same period in 2021. The increase reflected a strong price environment and high demand of U.S.-sourced coal into China and Europe.

Operating costs increased by $128.3 million, or 54.1%, to $365.6 million for the six months ended June 30, 2022, compared to operating costs of $237.3 million for the six months ended June 30, 2021. The increase was primarily due to higher mining costs of $65.8 million, an increase of 33.2% compared to the same period in 2021, as a result of adverse geological conditions causing higher maintenance costs, an increase in purchase coal costs to meet sales commitments, an increase in subcontractor’s cost due to labor shortages and inflationary pressure on labor, materials and supplies.

Adjusted EBITDA increased by $356.3 million, or 469.1%, for the six months ended June 30, 2022 compared to Adjusted EBITDA of $76.0 million for the six months ended June 30, 2021. This increase was primarily driven by higher average realized Met price per Mt sold, partially offset by higher operating costs.

Corporate and Other Adjusted EBITDA

The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Six months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Selling, general, and administrative expenses	$18,252	$13,206	$5,046	38.2%
Other, net	(21)	118	(139)	(117.8)%
Total Corporate and Other Adjusted EBITDA	$18,231	$13,324	$4,907	36.8%

Corporate and other costs increased $4.9 million to $18.2 million for the six months ended June 30, 2022, as compared to $13.3 million for the six months ended June 30, 2021. The increase in selling, general, and administrative expenses was primarily driven by corporate activities partially resuming to pre-COVID-19 pandemic levels and timing of certain corporate costs.

Coronado Global Resources Inc. Form 10-Q June 30, 202232

Mining and operating costs for the Six months ended June 30, 2022 compared to Six months ended June 30, 2021

A reconciliation of segment costs and expenses, segment operating costs, and segment mining costs is shown below:

	Six months ended June 30, 2022
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$794,901	$407,125	$18,837	$1,220,863
Less: Selling, general and administrative expense	—	—	(18,252)	(18,252)
Less: Depreciation, depletion and amortization	(47,285)	(41,523)	(585)	(89,393)
Total operating costs	747,616	365,602	—	1,113,218
Less: Other royalties	(136,320)	(26,060)	—	(162,380)
Less: Stanwell rebate	(69,585)	—	—	(69,585)
Less: Freight expenses	(78,501)	(47,789)	—	(126,290)
Less: Other non-mining costs	(55,919)	(27,570)	—	(83,489)
Total mining costs	407,291	264,183	—	671,474
Sales Volume excluding non-produced coal (MMt)	4.8	3.0	—	7.9
Mining cost per Mt sold ($/Mt)	84.1	86.9	—	85.2

	Six months ended June 30, 2021
	(in US$ thousands)
	Australia	United States	Other / Corporate	Total Consolidated
Total costs and expenses	$578,657	$280,830	$13,632	$873,119
Less: Selling, general and administrative expense	—	—	(13,206)	(13,206)
Less: Restructuring costs	(2,300)	—	—	(2,300)
Less: Depreciation, depletion and amortization	(50,302)	(43,565)	(426)	(94,293)
Total operating costs	526,055	237,265	—	763,320
Less: Other royalties	(33,039)	(11,081)	—	(44,120)
Less: Stanwell rebate	(30,895)	—	—	(30,895)
Less: Freight expenses	(82,087)	(25,960)	—	(108,047)
Less: Other non-mining costs	(25,303)	(1,877)	—	(27,180)
Total mining costs	354,731	198,347	—	553,078
Sales Volume excluding non-produced coal (MMt)	5.5	3.1	—	8.6
Mining cost per Mt sold ($/Mt)	64.8	63.2	—	64.2

Average realized Met price per Mt sold for the Six months ended June 30, 2022 compared to Six months ended June 30, 2021

A reconciliation of the Company’s average realized Met price per Mt sold is shown below:

	Six months ended June 30,
	2022	2021	Change	%
	(in US$ thousands)
Met sales volume (MMt)	6.4	7.4	(1.0)	(12.4)%
Met coal revenues ($)	1,885,932	733,566	1,152,366	157.1%
Average realized Met price per Mt sold ($/Mt)	292.8	99.8	193.0	193.5%

Coronado Global Resources Inc. Form 10-Q June 30, 202233

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in US$ thousands)		(in US$ thousands)
Reconciliation to Adjusted EBITDA:
Net income (loss)	$291,995	$(55,085)	$561,893	$(96,057)
Add: Depreciation, depletion and amortization	51,384	41,212	89,393	94,293
Add: Interest expense (net of income)	17,482	16,596	34,814	31,731
Add: Other foreign exchange (gains) losses	(25,138)	140	(23,147)	1,889
Add: Loss on extinguishment of debt	—	5,744	—	5,744
Add: Income tax expense (benefit)	102,025	8,184	183,968	(10,884)
Add: Restructuring costs	—	2,300	—	2,300
Add: Losses on idled assets held for sale	456	836	1,842	2,330
Add: Increase (decrease) in provision for discounting and credit losses	156	(1,866)	584	(5,644)
Adjusted EBITDA	$438,360	$18,061	$849,347	$25,702

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

Our ability to generate sufficient cash depends on our future performance which may be subject to a number of factors beyond our control, including general economic, financial and competitive conditions and other risks described in this document, Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC and ASX on May 9, 2022.

Liquidity as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
	(in US$ thousands)
Cash, excluding restricted cash	$485,632	$437,679
Availability under ABL Facility (1)	100,000	100,000
Total	$585,632	$537,679

(1) The ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL facility is less than $17.5 million for five consecutive business days or less than $15.0 million on any business day.

Coronado Global Resources Inc. Form 10-Q June 30, 202234

Our total indebtedness as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(in US$ thousands)
Current installments of interest bearing liabilities	$314,453	$315,000
Current installments of other financial liabilities and finance lease obligations	4,042	8,634
Other financial liabilities and finance lease obligations, excluding current installments	11,268	14,031
Total	$329,763	$337,665

Liquidity

As of June 30, 2022, available liquidity was $585.6 million, comprising of cash and cash equivalents (excluding restricted cash) of $485.6 million and $100.0 million of available borrowings under our ABL Facility.

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

Senior Secured Notes

As of June 30, 2022, the outstanding amount of our Notes was $314.5 million. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The Notes mature on May 15, 2026 and are senior secured obligations of the Company.

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

The Company may redeem any of the Notes beginning on May 15, 2023. The initial redemption price of the Notes is 108.063% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The redemption price will decline each year after May 15, 2023, and will be 100% of the principal amount of the Notes, plus accrued and unpaid interest, beginning on May 15, 2025. The Company may also redeem some or all of the Notes at any time and from time to time prior to May 15, 2023 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company may also redeem a portion of the Notes under certain circumstances prior to May 15, 2023.

For the three and the six months ended June 30, 2022, in connection with the dividends paid in the period, the Company offered to purchase up to a total of $200.6 million aggregate principal amount of the Notes pursuant to the terms of the Indenture. For the three and six months ended June 30, 2022, the Company purchased an aggregate principal amount, for accepted offers, of $0.5 million at a price equal to 104% of the principal amount of the Notes, plus accrued and unpaid interest on the Notes to, but not including, the date of redemption.

As of June 30, 2022, we were in compliance with all applicable covenants under the Indenture.

Coronado Global Resources Inc. Form 10-Q June 30, 202235

ABL Facility

The ABL Facility, dated May 12, 2021, is for an aggregate multi-currency lender commitment of up to $100.0 million, including a $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans, at any time outstanding, subject to borrowing base availability. The ABL Facility will mature on May 12, 2024. Borrowings under the ABL Facility bear interest at a rate equal to a BBSY rate plus an applicable margin. As at June 30, 2022, no amounts were drawn and no letters of credit were outstanding under the ABL Facility.

As of June 30, 2022, we were in compliance with all applicable covenants under the ABL Facility.

Bank Guarantees and Surety Bonds

We are required to provide financial assurances and securities to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are provided to comply with state or other government agencies’ statutes and regulations. As of June 30, 2022, we had outstanding bank guarantees of $45.3 million to secure various obligations and commitments. The Company provided cash, in the form of deposits, as collateral against these bank guarantees.

For the U.S. Operations, in order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation. We can also use bank letters of credit to collateralize certain obligations. As of June 30, 2022, we had outstanding surety bonds of $27.8 million and letters of credit of $16.8 million issued from our available bank guarantees, to secure various obligations and commitments. Future regulatory changes relating to these obligations could result in increased obligations, additional costs or additional collateral requirements.

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

On May 9, 2022, our Board of Directors declared a special unfranked dividend of $99.5 million, or 5.9 cents per CDI, reflecting the unaccepted portion of the offer to purchase the Notes made in connection with the dividend declared on February 24, 2022, and a special unfranked dividend of $100.6 million, or 6.0 cents per CDI. The dividend had a record date of May 31, 2022 and was paid on June 21, 2022.

On August 8, 2022, the Company’s Board of Directors declared a total unfranked ordinary dividend of $125.7 million, or 7.5 cents per CDI, comprising $100.6 million of the unaccepted portion of the offer to purchase the Notes made in connection with the special dividends declared on May 9, 2022, plus an additional $25.2 million. CDIs will be quoted as “ex” dividend on August 29, 2022, Australia time. The dividends will have a record date of August 30, 2022, Australia time, and be payable on September 20, 2022, Australia time. The total ordinary dividends of $125.7 million will be funded from available cash.

In connection with the declared ordinary dividends, Coronado Finance Pty Ltd, a wholly-owned subsidiary of the Company offered to purchase up to $25.2 million aggregate principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the settlement date, at a purchase price equal to 104% of the principal amount of the Notes pursuant to the terms of the Indenture. The payment of the ordinary dividends is not contingent on acceptance of the offer to purchase the Notes by the Note holders.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202236

Historical Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2022 and 2021, as reported in the accompanying consolidated financial statements:

Cash Flow

	Three months ended June 30,
	2022	2021
	(in US$ thousands)
Net cash provided by operating activities	$518,292	$56,924
Net cash used in investing activities	(93,520)	(122,923)
Net cash (used in) provided by financing activities	(355,591)	128,709
Net change in cash and cash equivalents	69,181	62,710
Effect of exchange rate changes on cash and restricted cash	(21,228)	5,215
Cash and restricted cash at beginning of period	437,931	45,736
Cash and restricted cash at end of period	$485,884	$113,661

Operating activities

Net cash provided by operating activities was $518.3 million for the six months ended June 30, 2022, compared to $56.9 million for the six months ended June 30, 2021. The increase was driven by higher coal revenues due to increase in the average realized Met coal pricing partially offset by higher operating costs and unfavorable working capital movement, mainly in trade receivables.

Investing activities

Net cash used in investing activities was $93.5 million for the six months ended June 30, 2022, compared to $122.9 million for the six months ended June 30, 2021. Cash spent on capital expenditures for the six months ended June 30, 2022 was $87.9 million, of which $36.5 million related to the Australian Operations, $51.1 million related to the U.S. Operations and the remaining $0.3 million for other and corporate. During the six months ended June 30, 2022, a net of $3.5 million of additional deposits were provided as collateral for our U.S. workers compensation obligations and $2.4 million of additional security deposit was provided by our Australian Operations to satisfy contractual requirements generated in the normal course of business.

Financing activities

Net cash used in financing activities was $355.6 million for the six months ended June 30, 2022, compared to cash provided by financing activities of $128.7 million for the six months ended June 30, 2021. The net cash used in financing activities for the six months ended June 30, 2022, included dividend payments of $348.4, net of a $2.4 million foreign exchange gain on settlement of dividends elected by shareholders to be paid in Australian dollars and the remainder related to repayment of borrowings.

Included in the net cash used in financing activities for the six months ended June 30, 2021, were net proceeds from borrowings of $396.4 million, repayment of borrowings of $365.4 million and net proceeds from the stock issuance of $97.7 million.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202237

Our critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented

See Note 2. (a) “Newly Adopted Accounting Standards” to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards. As of June 30, 2022, there were no accounting standards not yet implemented.

Coronado Global Resources Inc. Form 10-Q June 30, 202238

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

Sales commitments in the Met coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing. Certain coal sales in our Australian Operations are provisionally priced initially. Provisionally priced sales are those for which price finalization, referenced to the relevant index, is outstanding at the reporting date. The final sales price is determined within 7 to 90 days after delivery to the customer. At June 30, 2022, there were $49.8 million of outstanding provisionally priced receivables subject to changes in the relevant price index. If prices were to decrease 10%, these provisionally priced receivables would decrease by $5.0 million. See item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal. Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control” in our Annual Report on Form 10-K filed with the SEC and ASX on February 22, 2022.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202239

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

As of June 30, 2022, we had $329.8 million of fixed rate borrowings and Notes and no variable-rate borrowings outstanding.

We currently do not hedge against interest rate fluctuations.

Foreign Exchange Risk

A significant portion of our sales are denominated in US$. Foreign exchange risk is the risk that our earnings or cash flows are adversely impacted by movements in exchange rates of currencies that are not in US$.

Our main exposure is to the A$-US$ exchange rate through our Australian Operations, which have predominantly A$ denominated costs. Greater than 76.5% of expenses incurred at our Australian Operations are denominated in A$. Approximately 23.5% of our Australian Operations’ purchases are made with reference to US$, which provides a natural hedge against foreign exchange movements on these purchases (including fuel, some port handling charges, demurrage, purchased coal and some insurance premiums). Appreciation of the A$ against US$ will increase our Australian Operations’ US$ reported cost base and reduce US$ reported net income. For the portion of US$ required to purchase A$ to settle our Australian Operations’ operating costs, a 10% increase in the A$ to US$ exchange rate would increase reported total costs and expenses by approximately $36.0 million and $61.7 million for the three and six months ended June 30, 2022, respectively.

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

Coronado Global Resources Inc. Form 10-Q June 30, 202240

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

Coronado Global Resources Inc. Form 10-Q June 30, 202241

PART II – OTHER INFORMATION

item 1. lEGAL PROCEEDINGS

We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 14. “Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and ASX on February 22, 2022, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC and ASX on May 9, 2022:

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

For example, the Queensland State Government in Australia recently amended the Mineral Resources Regulation 2013 (Qld) introducing additional higher tiers to the coal royalty rates from July 1, 2022, increasing the royalty payable by our Australian Operations.

The new tiers applicable in calculating the royalty payable for our Australian Operations from July 1, 2022 is as set out below:

• 7% for average coal price per Mt sold up to and including A$100 per Mt;

• 12.5% for average coal price per Mt sold from A$100 to A$150 per Mt;

• 15% for average coal price per Mt sold from A$150 to A$175 per Mt;

• 20% for average coal price per Mt sold from A$175 to A$225 per Mt;

• 30% for average coal price per Mt sold from A$225 to A$300 per Mt; and

• 40% for average coal price per Mt sold above A$300 per Mt.

item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Coronado Global Resources Inc. Form 10-Q June 30, 202242

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

___________________________

Coronado Global Resources Inc. Form 10-Q June 30, 202243

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coronado Global Resources Inc.

By:	/s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: August 8, 2022

Coronado Global Resources Inc. Form 10-Q June 30, 202244