Form 10-Q
period 2022-09-30
Coronado Global Resources Inc.
filed 2022-11-08
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
September 30, 2022
OR
☐

TRANSITION REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from

to

Commission File Number:
1-16247
___________________________________________________
Coronado Global Resources Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________
Delaware
83-1780608
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
Level 33, Central Plaza One
,
345 Queen Street
Brisbane, Queensland
,
Australia
4000
(Address of principal executive offices) (Zip Code)
(
61
)
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

an accelerated filer, a non

-accelerated filer, a smaller reporting
company,

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

The total number of shares
of the

registrant's common

stock, par

value $0.01

per share,

outstanding on

October 31,

2022, including

shares of

common stock

underlying
CDIs, was
167,645,373
.

Steel starts here.
Quarterly Report on Form 10-Q for the quarterly period ended

September 30, 2022.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial statements
Condensed Consolidated Balance Sheets as of September 30, 2022 and December
31, 2021

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and nine months ended September 30, 2022 and 2021
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021
6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021
8
Notes to Unaudited Condensed Consolidated Financial Statements
9
Report of Independent Registered Public Accounting Firm
19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
20
Item 3. Quantitative and Qualitative Disclosures About Market Risk
41
Item 4. Controls and Procedures
43
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
44
Item 1A. Risk Factors
44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
44
Item 3. Defaults Upon Senior Securities
45
Item 4. Mine Safety Disclosures
45
Item 5. Other Information
45
Item 6. Exhibits
45
SIGNATURES
46

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

September 30,
2022
December 31,
2021
Current assets:
Cash and restricted cash

$
698,647
$
437,931
Trade receivables, net

418,236
271,923
Inventories
5

106,971
118,922
Other current assets

59,351
47,647
Assets held for sale
26,114
27,023
Total

current assets

1,309,319
903,446
Non-current assets:
Property, plant and equipment,

net
6

1,334,133
1,397,363
Right of use asset – operating leases, net

7,897
13,656
Goodwill

28,008
28,008
Intangible assets, net

3,362
3,514
Restricted deposits
14

88,439
80,981
Deferred income tax assets

—
14,716
Other non-current assets

33,252
19,728
Total

assets

$
2,804,410
$
2,461,412
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
85,353
$
97,514
Accrued expenses and other current liabilities
7

406,104
270,942
Income tax payable

108,187
25,612
Asset retirement obligations

8,803
9,414
Contract obligations

38,751
39,961
Lease liabilities

8,707
8,452
Other current financial liabilities

3,770
8,508
Liabilities held for sale
11,661
12,113
Total

current liabilities

671,336
472,516
Non-current liabilities:
Asset retirement obligations

108,148
110,863
Contract obligations

101,032
141,188
Deferred consideration liability

226,311
230,492
Interest bearing liabilities
8

299,929
300,169
Other financial liabilities

9,543
13,822
Lease liabilities

6,014
12,894
Deferred income tax liabilities

109,360
75,750
Other non-current liabilities

33,226
26,216
Total

liabilities

$
1,564,899
$
1,383,910
Common stock $
0.01

par value;
1,000,000,000

shares
authorized,
167,645,373

shares issued and outstanding as of
September 30, 2022 and December 31, 2021
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of September 30, 2022
and December 31, 2021 — —
Additional paid-in capital

1,091,651
1,089,547
Accumulated other comprehensive losses
12

(120,136)
(44,228)
Retained earnings

266,319
30,506
Total

stockholders’ equity

1,239,511
1,077,502
Total

liabilities and stockholders’ equity

$
2,804,410
$
2,461,412
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

September 30,
Nine months ended

September 30,
Note 2022 2021 2022 2021
Revenues:
Coal revenues $
863,709
$
563,287
$
2,821,334
$
1,246,918
Coal revenues from related parties
—
—
—
97,335
Other revenues
10,948
10,304
33,152
29,705
Total

revenues
3
874,657
573,591
2,854,486
1,373,958
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below)
385,504
309,513
1,140,467
889,771
Depreciation, depletion and amortization
37,508
38,461
126,901
132,754
Freight expenses
63,026
58,043
189,316
166,090
Stanwell rebate
54,575
12,274
124,160
43,169
Other royalties
137,331
39,099
299,711
83,219
Selling, general, and administrative
10,405
8,044
28,657
21,250
Restructuring costs
—
—
—
2,300
Total

costs and expenses
688,349
465,434
1,909,212
1,338,553
Other (expense) income:
Interest expense, net
(17,220)
(18,251)
(52,034)
(49,982)
Loss on debt extinguishment
—
—
—
(5,744)
Decrease (increase) in provision for
discounting and credit losses
12
2,430
(572)
8,074
Other, net
32,898
(1,252)
55,191
(3,610)
Total

other income (expense), net
15,690
(17,073)
2,585
(51,262)
Income (loss) before tax
201,998
91,084
947,859
(15,857)
Income tax (expense) benefit 9
(51,423)
(9,096)
(235,391)
1,788
Net income (loss)
150,575
81,988
712,468
(14,069)
Less: Net loss attributable to
noncontrolling interest
—
—
—
(2)
Net income (loss) attributable to
Coronado Global Resources Inc. $
150,575
$
81,988
$
712,468
$
(14,067)
Other comprehensive income, net of income
Foreign currency translation adjustment 12
(41,998)
(7,966)
(75,908)
(16,796)
Net gain on cash flow hedges, net of tax
—
(2,204)
—
4,045
Total

other comprehensive loss
(41,998)
(10,170)
(75,908)
(12,751)
Total

comprehensive income (loss)
108,577
71,818
636,560
(26,820)
Less: Net loss attributable to
noncontrolling interest
—
—
—
(2)
Total

comprehensive income (loss)
attributable to Coronado Global
Resources Inc.

$
108,577
$
71,818
$
636,560
$
(26,818)
Earnings (loss) per share of common stock
Basic 10
0.90
0.49
4.25
(0.09)
Diluted 10
0.90
0.49
4.25
(0.09)
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

6
Unaudited Condensed Consolidated Statements of

Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock Additional Accumulated other Total paid in comprehensive Retained Noncontrolling stockholders
Shares Amount Series A Amount capital losses earnings interest equity
Balance December 31, 2021
167,645,373
$
1,677
1
$
—
$
1,089,547
$
(44,228)
$
30,506
$
—
$
1,077,502
Net income —
—
—
—
—
—
269,898
—
269,898
Other comprehensive income —
—
—
—
—
16,258
—
—
16,258
Total

comprehensive income
—
—
—
—
—
16,258
269,898
—
286,156
Share-based compensation for equity
classified awards —
—
—
—
84
—
—
—
84
Dividends
4
—
—
—
—
—
—
(150,881)
—
(150,881)
Balance March 31, 2022
167,645,373
$
1,677
1
$
—
$
1,089,631
$
(27,970)
$
149,523
$
—
$
1,212,861
Net income —
—
—
—
—
—
291,995
—
291,995
Other comprehensive loss —
—
—
—
—
(50,168)
—
—
(50,168)
Total

comprehensive (loss) income
—
—
—
—
—
(50,168)
291,995
—
241,827
Share-based compensation for equity
classified awards —
—
—
—
1,731
—
—
—
1,731
Dividends
4
—
—
—
—
—
—
(200,040)
—
(200,040)
Balance June 30, 2022
167,645,373
$
1,677
1
$
—
$
1,091,362
$
(78,138)
$
241,478
$
—
$
1,256,379
Net income —
—
—
—
—
—
150,575
—
150,575
Other comprehensive loss —
—
—
—
—
(41,998)
—
—
(41,998)
Total

comprehensive (loss) income
—
—
—
—
—
(41,998)
150,575
—
108,577
Share-based compensation for equity
classified awards —
—
—
—
289
—
—
—
289
Dividends
4
—
—
—
—
—
—
(125,734)
—
(125,734)
Balance September 30, 2022
167,645,373
$
1,677
1
$
—
$
1,091,651
$
(120,136)
$
266,319
$
—
$
1,239,511

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

7
Common stock Preferred stock Additional Accumulated other Total paid in comprehensive
(Accumulated

Noncontrolling stockholders
Shares Amount Series A Amount capital losses losses) interest equity
Balance December 31, 2020
138,387,890
$
1,384
1
$
—
$
993,052
$
(28,806)
$
(158,919)
$
152
$
806,863
Net loss —
—
—
—
—
—
(40,970)
(2)
(40,972)
Other comprehensive income (net of
$
2,111

tax)
—
—
—
—
—
317
—
—
317
Total

comprehensive income (loss)
—
—
—
—
—
317
(40,970)
(2)
(40,655)
Share-based compensation for equity
classified awards —
—
—
—
(538)
—
—
—
(538)
Acquisition of non-controlling interest —
—
—
—
(703)
—
—
(150)
(853)
Balance March 31, 2021
138,387,890
$
1,384
1
$
—
$
991,811
$
(28,489)
$
(199,889)
$
—
$
764,817
Net loss —
—
—
—
—
—
(55,085)
—
(55,085)
Other comprehensive loss (net of $
24

tax)
—
—
—
—
—
(2,898)
—
—
(2,898)
Total

comprehensive loss
—
—
—
—
—
(2,898)
(55,085)
—
(57,983)
Issuance of common stock, net
29,257,483
293
—
—
97,448
—
—
—
97,741
Share-based compensation for equity
classified awards —
—
—
—
737
—
—
—
737
Balance June 30, 2021
167,645,373
$
1,677
1
$
—
$
1,089,996
$
(31,387)
$
(254,974)
$
—
$
805,312
Net income —
—
—
—
—
—
81,988
—
81,988
Other comprehensive loss (net of tax) —
—
—
—
—
(10,170)
—
—
(10,170)
Total

comprehensive (loss) income
—
—
—
—
—
(10,170)
81,988
—
71,818
Share-based compensation for equity
classified awards —
—
—
—
139
—
—
—
139
Balance September 30, 2021
167,645,373
$
1,677
1
$
—
$
1,090,135
$
(41,557)
$
(172,986)
$
—
$
877,269
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

8
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Nine months ended
September 30,
2022 2021
Cash flows from operating activities:
Net income (loss) $
712,468
$
(14,069)
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
126,901
132,754
Amortization of right of use asset - operating leases
5,597
6,694
Amortization of deferred financing costs
1,451
2,649
Loss on debt extinguishment
—
5,744
Non-cash interest expense
23,544
21,431
Amortization of contract obligations
(26,883)
(25,612)
Loss on disposal of property,

plant and equipment
433
835
Equity-based compensation expense
2,104
338
Deferred income taxes
49,929
2,189
Reclamation of asset retirement obligations
(3,961)
(2,393)
Increase (decrease) in provision for discounting and credit losses
572
(8,074)
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables
(170,094)
9,783
Inventories
6,094
(12,889)
Other assets
(30,109)
12,187
Accounts payable
(3,371)
22,899
Accrued expenses and other current liabilities
161,224
16,363
Operating lease liabilities
(6,202)
(7,875)
Income tax payable
88,614
—
Change in other liabilities
7,073
8,161
Net cash provided by operating activities
945,384
171,115
Cash flows from investing activities:
Capital expenditures
(141,928)
(75,897)
Purchase of restricted deposits
(9,558)
(100,166)
Redemption of restricted deposits
816
30,281
Net cash used in investing activities
(150,670)
(145,782)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities
—
411,524
Debt issuance costs and other financing costs
—
(15,263)
Principal payments on interest bearing liabilities and other financial liabilities
(9,773)
(371,379)
Principal payments on finance lease obligations
(91)
—
Premiums paid on early redemption of debt
(90)
—
Dividends paid
(473,900)
—
Proceeds from stock issuance, net
—
97,741
Net cash (used in) provided by financing activities
(483,854)
122,623
Net increase in cash and restricted cash
310,860
147,956
Effect of exchange rate changes on cash and restricted

cash
(50,144)
2,287
Cash and restricted cash at beginning of period
437,931
45,736
Cash and restricted cash at end of period $
698,647
$
195,979
Supplemental disclosure of cash flow information:
Cash payments for interest $
19,035
$
13,681
Cash paid (refund) for taxes $
90,888
$
(16,130)
Restricted cash $
251
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

9
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
3.

Segment Information
The Company has a portfolio of operating

mines and development projects in

Queensland, Australia, and in the
states

of

Pennsylvania,

Virginia

and

West

Virginia

in

the

U.S.

The

operations

in

Australia,

or

Australian
Operations, comprise

the 100%-owned

Curragh producing

mine complex. The

operations in the

United States,
or U.S. Operations,

comprise
two

100%-owned producing

mine complexes (Buchanan

and Logan),
one

100%-
owned idled mine complex (Greenbrier) and
two

development properties (Mon Valley

and Russell County).

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

Investors should be
aware that

the Company’s

presentation of

Adjusted EBITDA

may not

be comparable

to similarly

titled financial
measures used by other companies.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

10
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

30, 2022

and 2021

are
presented below:
(in US$ thousands) Australia
United
States
Other and
Corporate Total
Three months ended September 30, 2022
Total

revenues
$
546,485
$
328,172
$ — $
874,657
Adjusted EBITDA
88,035
145,890
(10,349)
223,576
Net income (loss)
59,529
95,610
(4,564)
150,575
Total

assets
1,405,333
988,728
410,349
2,804,410
Capital expenditures
17,289
31,174
103
48,566
Three months ended September 30, 2021
Total

revenues
$
342,372
$
231,219
$ — $
573,591
Adjusted EBITDA
67,383
88,441
(8,084)
147,740
Net income (loss)
39,868
54,444
(12,324)
81,988
Total

assets
1,155,082
862,961
183,863
2,201,906
Capital expenditures
7,972
9,436
182
17,590
Nine months ended September 30, 2022
Total

revenues
$
1,730,172
$
1,124,314
$
—
$
2,854,486
Adjusted EBITDA
523,319
578,183
(28,579)
1,072,923
Net income (loss)
337,582
399,723
(24,837)
712,468
Total

assets
1,405,333
988,728
410,349
2,804,410
Capital expenditures
64,005
75,595
433
140,033
Nine months ended September 30, 2021
Total

revenues
$
832,098
$
541,860
$
—
$
1,373,958
Adjusted EBITDA
30,445
164,404
(21,408)
173,441
Net (loss) income
(65,970)
83,157
(31,256)
(14,069)
Total

assets
1,155,082
862,961
183,863
2,201,906
Capital expenditures
28,186
40,061
1,650
69,897
The reconciliations

of Adjusted EBITDA to net income attributable to the

Company for the three and nine months
ended September 30, 2022 and 2021 are as follows:
Three months ended

Nine months ended
September 30, September 30,
(in US$ thousands) 2022 2021 2022 2021
Net income (loss) $
150,575
$
81,988
$
712,468
$
(14,069)
Depreciation, depletion and amortization
37,508
38,461
126,901
132,754
Interest expense (net of income)
17,220
18,251
52,034
49,982
Other foreign exchange (gains) losses (1)
(31,917)
2,487
(55,064)
4,376
Loss on extinguishment of debt
—
—
—
5,744
Income tax expense (benefit)
51,423
9,096
235,391
(1,788)
Restructuring costs
—
—
—
2,300
(Gains) losses on idled assets held for sale
(2)
(1,221)
(113)
621
2,216
(Decrease) increase in provision for discounting
and credit losses
(12)
(2,430)
572
(8,074)
Consolidated Adjusted EBITDA $
223,576
$
147,740
$
1,072,923
$
173,441

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

11
(1)

The balance

primarily relates

to foreign

exchange gains

and losses

recognized in

the translation

of short-term

inter-entity balances

in
certain entities within the group that

are denominated in currencies other than

their respective functional currencies. These

gains and losses
are included in “Other, net” on the unaudited Consolidated Statement of Operations and Comprehensive Income.

(2)

These losses relate to idled non-core assets

that the Company has classified as held

for sale with the view that

these will be sold within
the next twelve months.
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed

on

the

unaudited

Condensed

Consolidated

Statements

of

Cash

Flows

for

the

nine

months

ended
September 30, 2022 and 2021 are as follows:
Nine months ended September 30,
(in US$ thousands) 2022 2021
Capital expenditures per Condensed Consolidated Statements

of Cash
Flows $
141,928
$
75,897
Accruals for capital expenditures
5,580
—
Payment for capital acquired in prior periods
(7,475)
(6,000)
Capital expenditures per segment detail $
140,033
$
69,897
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

reportable

segments,

as

the

Company

believes

it

best

depicts

the

nature,

amount,

timing

and
uncertainty of revenues and cash flows.

All revenue is recognized at a point in time.
Three months ended September 30, 2022
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
518,010
$
309,609
$
827,619
Thermal coal
19,246
16,844
36,090
Total

coal revenue
537,256
326,453
863,709
Other (1)
9,229
1,719
10,948
Total $
546,485
$
328,172
$
874,657
Three months ended September 30, 2021
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
306,033
$
228,561
$
534,594
Thermal coal
26,525
2,168
28,693
Total

coal revenue
332,558
230,729
563,287
Other (1)
9,814
490
10,304
Total $
342,372
$
231,219
$
573,591
Nine months ended September 30, 2022
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
1,615,364
$
1,098,186
$
2,713,550
Thermal coal
86,537
21,247
107,784
Total

coal revenue
1,701,901
1,119,433
2,821,334
Other
(1)
28,271
4,881
33,152
Total $
1,730,172
$
1,124,314
$
2,854,486

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

12
Nine months ended September 30, 2021
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
734,143
$
534,017
$
1,268,160
Thermal coal
70,614
5,479
76,093
Total

coal revenue
804,757
539,496
1,344,253
Other
(1)
27,341
2,364
29,705
Total $
832,098
$
541,860
$
1,373,958
(1) Other revenue for the Australian segment includes

the amortization of the Stanwell non-market coal

supply contract obligation liability.
4. Dividends
On February

24,

2022, the

Company’s

Board

of

Directors

declared

an unfranked

ordinary

dividend

of

$
150.9
million, or
9.0

cents per

CDI ($
0.90

per share

of common

stock). The

dividend had

a record

date of
March 18,
2022

and was paid on
April 8, 2022
.
On May 9, 2022,

the Company’s Board of Directors declared a special

unfranked dividend of $
99.5

million, or
5.9
cents per CDI ($
0.59

per share of common stock), reflecting

the unaccepted portion of the

offer to purchase the
Notes made in connection with the dividend declared on February 24, 2022, and a special unfranked dividend of
$
100.6

million, or
6.0

cents per CDI ($
0.6

per share of common

stock). The dividend had

a record date of

May
31, 2022

and was paid on
June 21, 2022
.
On August

8, 2022,

the Company’s

Board of

Directors

declared a

total unfranked

ordinary dividend

of $
125.7
million, or
7.5

cents per

CDI ($
0.75

per share

of common

stock), comprising

$
100.6

million of

the unaccepted
portion

of the

offer

to

purchase

the

Notes

made

in

connection

with

the

special

dividends

declared

on

May

9,
2022,

plus

an

additional

$
25.2

million.

The

dividend

had

a

record

date

of
August 30, 2022

and

was

paid

on
September 20, 2022
.
During the nine months ended September 30, 2022, the Company paid a total of $
473.9

million in relation to the
above

dividends

to

stockholders

and

CDI

holders

on

the

ASX,

net

of

$
2.8

million

foreign

exchange

gain

on
payment of dividends to certain CDI holders that elected to

be paid in Australian dollars.
5.

Inventories
(in US$ thousands)
September 30,
2022
December 31,
2021
Raw coal $
12,998
$
17,334
Saleable coal
34,200
42,006
Total

coal inventories
47,198
59,340
Supplies inventory
59,773
59,582
Total

inventories
$
106,971
$
118,922
Coal inventories measured

at its net

realizable value

were $
2.1
million and $
2.2

million at September

30, 2022
and December

31, 2021,

respectively, and relates to

coal designated

for deliveries under

the Stanwell

non-market
coal supply agreement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

13
6.

Property, Plant and

Equipment
(in US$ thousands)
September 30,
2022
December 31,
2021
Land $
26,661
$
27,853
Buildings and improvements
87,926
88,079
Plant, machinery, mining

equipment and transportation vehicles
976,633
963,272
Mineral rights and reserves
374,326
374,326
Office and computer equipment
8,953
8,718
Mine development
547,445
566,201
Asset retirement obligation asset
67,378
75,215
Construction in process
59,035
42,055
2,148,357
2,145,719
Less accumulated depreciation, depletion and amortization
814,224
748,356
Net property, plant

and equipment
$
1,334,133
$
1,397,363
7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:
(in US$ thousands)
September 30,
2022
December 31,
2021
Wages and employee benefits $
42,038
$
41,187
Taxes

other than income taxes
8,825
6,246
Accrued royalties
165,636
70,237
Accrued freight costs
36,962
27,754
Accrued mining fees
73,712
65,835
Acquisition related accruals
27,959
31,201
Other liabilities
50,972
28,482
Total

accrued expenses and other current liabilities
$
406,104
$
270,942
Acquisition related accruals is an

accrual for the estimated

stamp duty on the

Curragh acquisition of $
28.0

million
(A$
43.0

million). Refer to Note 14. “Contingencies” for further details.
8.

Interest Bearing Liabilities
The following is a summary of interest-bearing liabilities

at September 30, 2022:

(in US$ thousands)
September 30, 2022 December 31, 2021
Weighted Average
Interest Rate at
September 30, 2022
Final
Maturity
10.75
% Senior Secured Notes $
312,741
$
315,000
12.15
% (2)
2026
ABL Facility
—
—
2024
Discount and debt issuance costs (1)
(12,812)
(14,831)
Total

interest bearing liabilities
$
299,929
$
300,169
(1)
Debt issuance costs incurred on the establishment

of the ABL Facility has been included within

"Other non-current assets" on the
unaudited Condensed Consolidated Balance Sheet.
(2)

Represents the effective interest rate.

Senior Secured Notes
As of

September 30,

2022, the

Company’s

aggregate principal

amount of

the
10.750
% Senior

Secured Notes
due

2026,

or

the

Notes,

outstanding

was

$
312.7

million.

The

Notes

mature

on
May 15, 2026

and

are

senior
secured obligations of the Company.
The

terms

of

the

Notes

are

governed

by

an

indenture,

dated

as

of

May

12,

2021,

or

the

Indenture,

among
Coronado Finance

Pty Ltd,

an Australian

proprietary

company,

as issuer,

Coronado,

as parent

guarantor,

the
other guarantors

party thereto

and Wilmington

Trust,

National Association,

as trustee.

The Indenture

contains

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

14
customary

covenants

for

high

yield

bonds,

including,

but

not

limited

to,

limitations

on

investments,

liens,
indebtedness, asset

sales, transactions

with affiliates

and restricted

payments, including

payment of

dividends
on capital stock. As of

September 30, 2022, the Company was in

compliance with all applicable covenants under
the Indenture.

For the

nine months ended

September 30, 2022,

in connection with

the dividends paid

in the

period, the Company
offered to purchase up to a total of $
225.8

million aggregate principal amount of the Notes pursuant to the terms of

the

Indenture.

For

the

nine

months

ended

September

30,

2022,

the

Company

purchased

an

aggregate
principal amount, for

accepted offers, of $
2.3

million at a

price equal to
104
% of the

principal amount of

the Notes,
plus accrued and unpaid interest on the Notes to, but not

including, the date of redemption.
The carrying

value of

debt issuance

costs, recorded

as a

direct deduction

from the

face amount

of the

Notes,
were $
12.8

million and $
14.8

million at September 30, 2022 and December 31, 2021, respectively.
ABL Facility
On May 12, 2021, the Company entered into a senior secured asset-based revolving credit agreement providing for

a

multi-currency

asset-based-loan

facility,

or

ABL

Facility,

in

an

initial

principal

amount

of

$
100.0

million,
including a $
30.0

million sublimit for

the issuance of

letters of credit

and $
5.0

million for swingline

loans, at any
time outstanding, subject to borrowing base availability.

The ABL Facility matures on
May 12, 2024
.

Borrowings

under

the

ABL

Facility

bear

interest

at

a

rate equal

to

a

BBSY

rate

plus an

applicable

margin.

In
addition to paying

interest on the

outstanding borrowings

under the ABL

Facility,

the Company is

also required
to pay a fee in respect of unutilized commitments, on amounts available to be drawn under outstanding letters of credit and certain administrative fees.

As at

September

30,

2022,
no

amounts

were

drawn

and
no

letters

of credit

were

outstanding

under

the

ABL
Facility.

At September

30, 2022,

the Company

was in

compliance with

all applicable

covenants under

the ABL
Facility.
The carrying value of debt

issuance costs, recorded as “Other non-current assets” in

the unaudited Consolidated
Balance Sheets, were $
2.9
million and $
4.3

million at September 30,

2022 and December 31, 2021,

respectively.

9.

Income Taxes
For the nine months ended

September 30, 2022 and

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
24.8
%, which has been favorably impacted by
mine depletion deductions in

the United States

and includes a

discrete tax expense of

$
0.6

million.
The Company
had an income

tax expense of

$
235.4

million based on an

income before tax

of $
947.9

million for the

nine months
ended September 30, 2022.
Income tax

benefit of

$
1.8

million for

the nine

months ended

September 30,

2021 was

calculated based

on an
estimated annual effective tax rate of
11.3
% for the period.
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
At December 31,

2021, the Australian

Operations had

tax losses carried

forward of $
25.4

million (tax effected),
which are

indefinite lived

and included

in deferred

tax assets.

It is anticipated

that these

tax losses

will be fully

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

15
utilized in

2022 and

both the

Australian Operations

and U.S.

Operations would

be in

tax payable

positions. In
addition, a company, which is not part of the Australian tax consolidated group, had tax losses carried forward of
$
7.7

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
Net income (loss)

$
150,575
$
81,988
$
712,468
$
(14,069)
Less:

Net loss attributable to Non-
controlling interest
—
—
—
(2)
Net income (loss) attributable to Company
stockholders

$
150,575
$
81,988
$
712,468
$
(14,067)
Denominator (in thousands):

Weighted-average shares of common stock
outstanding
167,645
167,645
167,645
153,078
Effects of dilutive shares
342
171
185
—
Weighted average diluted shares of
common stock outstanding
167,987
167,816
167,830
153,078
Earnings (Loss) Per Share (US$):
Basic
0.90
0.49
4.25
(0.09)
Dilutive
0.90
0.49
4.25
(0.09)
11.

Fair Value Measurement
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

16
Financial Instruments Measured on a Recurring Basis
As

of

September

30,

2022,

there

were
no

financial

instruments

required

to

be

measured

at

fair

value

on

a
recurring basis.
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
September 30, 2022 and December 31, 2021:
●

Cash

and

restricted

cash,

accounts

receivable,

accounts

payable,

accrued

expenses,

lease

liabilities
and

other

current

financial

liabilities:

The

carrying

amounts

reported

in

the

unaudited

Condensed
Consolidated Balance Sheets approximate fair value due to the short maturity of these instruments.
●

Restricted

deposits,

lease

liabilities,

interest

bearing

liabilities

and

other

financial

liabilities:

The

fair
values

approximate

the

carrying

values

reported

in

the

unaudited

Condensed

Consolidated

Balance
Sheets.
●

Interest bearing liabilities: The

Company’s outstanding interest-bearing liabilities are carried at amortized
cost.

As

of

September

30,

2022,

there

were
no

borrowings

outstanding

under

the

ABL

Facility.

The
estimated fair

value of

the

Notes is

approximately

$
326.8

million based

upon observable

market data
(Level 2).
12.

Accumulated Other Comprehensive Losses
Accumulated other comprehensive losses consisted of

the following at September 30, 2022:
(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2021 $
(44,228)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income (loss) before reclassifications

(32,123)
Loss on long-term intra-entity foreign currency transactions
(43,785)
Total

net current-period other comprehensive gain
(75,908)
Balance at September 30, 2022 $
(120,136)
13.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties under these leases

are as follows:
(in US$ thousands) Amount
Year ending

December 31,
2022 $
3,487
2023
4,868
2024
4,771
2025
4,643
2026
4,581
Thereafter
23,056
Total $
45,406
Mineral leases are not in scope of ASC 842 and continue to

be accounted for under the guidance in ASC 932,
Extractive Activities – Mining.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

17
(b)
Other commitments
As of

September

30, 2022,

purchase

commitments

for

capital expenditures

were $
33.6

million,

all of

which

is
obligated within the next twelve months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with

terms ranging up to
9 years
.

In

the

U.S.,

the

Company

typically

negotiates

its

rail

and

coal

terminal

access

on

an

annual

basis.

As

of
September

30,

2022,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled
$
1.0

billion, of which approximately $
101.6

million is obligated within the next twelve months.
14.

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

2022,

the

Company

had

outstanding

bank

guarantees

of

$
43.8

million

to

secure

various
obligations and commitments.
Restricted deposits represent cash deposits

held at third parties as required

by certain agreements entered into
by the

Company to

provide cash collateral.

The Company had

cash collateral in

the form

of deposits in

the amount
of $
88.4

million and

$
81.0

million as

of September

30, 2022

and December

31, 2021,

respectively,

to provide
back-to-back

support

for

bank

guarantees,

financial

payments,

other

performance

obligations,

various

other
operating agreements

and contractual

obligations under

workers compensation

insurance. These

deposits are
restricted and classified as long-term assets in the unaudited

Condensed Consolidated Balance Sheets.

In accordance

with the

terms of

the ABL

Facility,

the Company

may be

required

to cash

collateralize

the ABL
Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit.
As of September 30, 2022,
no

letter of credit was outstanding and
no

cash collateral was required.
For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds

for

post-mining

reclamation.

The

Company

can

also

use

bank

letters

of

credit

to

collateralize

certain
obligations. As of

September 30, 2022,

the Company had

outstanding surety

bonds of $
31.9

million and letters
of credit

of $
16.8

million issued

from our

available bank

guarantees, to

meet contractual

obligations under

workers
compensation insurance

and to

secure other

obligations and

commitments. Future

regulatory changes

relating
to these obligations could result in increased obligations, additional costs or additional collateral requirements.
Stamp duty on Curragh acquisition
On September 27, 2022, the Company received from

the Queensland Revenue Office, or QRO,

an assessment
of the stamp duty

payable on its

acquisition of the Curragh

mine in March

2018. The QRO assessed

the stamp
duty

on

this

acquisition

at

an

amount

of

$
53.5

million

(A$
82.2

million)

plus

unpaid

tax

interest

of

$
7.9

million
(A$
12.1

million). The

Company intends

to lodge

an objection

to the

assessment within

the required

timeframe
and before the end of November 2022. The outcome of

this objection is uncertain.

The Company

has reviewed

the assessment

received

and based

on legal

and valuation

advice it

has sought,
continues

to

maintain

its

position

and

the

estimated

accrual

of

$
28.0

million

(A$
43.0

million)

within

“Accrued
Expenses

and

Other

Current

Liabilities”

in

its

unaudited

Condensed

Consolidated

Balance

sheet,

as

at
September 30, 2022.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2022

18
15.

Subsequent Events
On October

30, 2022,

the Company’s

Board of

Directors declared

a total

unfranked special

dividend of

$
225.0
million, or
13.4

cents per

CDI, comprising

$
23.5

million of

the unaccepted

portion of

the offer

to purchase

the
Notes made

in

connection

with the

ordinary

dividends

declared on

August

8, 2022,

plus

an additional

$
201.5
million. CDIs

will be

quoted as

“ex” dividend

on November

18, 2022,

Australia time.

The dividends

will have

a
record date of
November 21, 2022
, Australia

time, and

be payable

on
December 12, 2022
, Australia

time. The
total ordinary dividends of $
225.0

million will be funded from available cash.
In connection with the declared ordinary dividends, Coronado Finance Pty

Ltd, a wholly-owned subsidiary of the
Company, offered

to purchase up to $
200.0

million aggregate principal amount of the

Notes at a purchase price
equal

to
104
%

of

the

principal

amount

of

the

Notes,

plus

accrued

and

unpaid

interest

to,

but

excluding,

the
settlement date, pursuant to the terms of the

Indenture. The payment of the ordinary

dividends is not contingent
on acceptance of the offer to purchase the Notes

by the Note holders.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

19
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc. (the Company) as

of September 30, 2022, the

related condensed consolidated statements of operations and
comprehensive

income

for

the

three

and

nine-month

periods

ended

September

30,

2022

and

2021,

the
condensed consolidated

statements of

stockholders’ equity

for the

three-month periods

ended March

31,

June
30 and September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine-month periods ended September

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
November 8, 2022.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

20
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
CAUTIONARY NOTICE REGARDING FORWARD

-LOOKING STATEMENTS
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
●

the prices we receive for our coal;
●

uncertainty in

global economic

conditions, including

the extent,

duration and

impact of

the Russia

and
Ukraine war, as well as risks related to government actions with respect to trade agreements, treaties or policies;
●

a decrease in

the availability or increase

in costs of

key supplies, capital equipment

or commodities, such
as diesel fuel, steel, explosives and tires;
●

the extensive forms of taxation

that our mining operations

are subject to, and future

tax regulations and
developments.

For

example,

the

recent

amendments

to

the

coal

royalty

regime

announced

by

the
Queensland

state

Government

in

Australia

introducing

additional

higher

tiers

to

the

coal

royalty

rates
applicable to our Australian Operations;
●

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

21
●

our ability to generate sufficient cash to service

our indebtedness and other obligations;
●

our indebtedness and ability to

comply with the covenants and other

undertakings under the agreements
governing such indebtedness;
●

our

ability

to

collect

payments

from

our

customers

depending

on

their

creditworthiness,

contractual
performance or otherwise;
●

the demand for steel products, which impacts the demand for

our metallurgical, or Met, coals;
●

risks inherent to

mining operations could

impact the amount

of coal produced,

cause delay or

suspend
coal deliveries, or increase the cost of operating our business;
●

the loss of, or significant reduction in, purchases by our

largest customers;
●

risks unique to international mining and trading operations,

including tariffs and other barriers to trade;
●

unfavorable economic and financial market conditions;
●

our ability to continue acquiring and developing coal reserves that are economically recoverable;
●

uncertainties in estimating our economically recoverable coal reserves;
●

transportation for our coal becoming unavailable or uneconomic for our customers;
●

the risk

that we

may

be required

to pay

for unused

capacity

pursuant

to the

terms

of our

take-or-pay
arrangements with rail and port operators;
●

our ability to retain key personnel and attract qualified

personnel;
●

any failure to maintain satisfactory labor relations;
●

our ability to obtain, renew or maintain permits and consents necessary for our operations;
●

potential costs or liability under applicable environmental

laws and regulations, including with respect

to
any

exposure

to

hazardous

substances

caused

by

our

operations,

as

well

as

any

environmental
contamination our properties may have or our operations

may cause;
●

extensive regulation of our mining operations and future

regulations and developments;
●

our

ability

to

provide

appropriate

financial

assurances

for

our

obligations

under

applicable

laws

and
regulations;
●

assumptions underlying our asset retirement obligations

for reclamation and mine closures;
●

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
●

any cyber-attacks or other security breaches that disrupt

our operations or result in the dissemination of
proprietary or confidential information about us, our customers or other third parties;
●

the risk that we may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;
●

risks related to divestitures and acquisitions;
●

the risk that diversity in interpretation and application of accounting principles in the mining industry may impact our reported financial results; and
●

other

risks

and

uncertainties

detailed

herein,

including,

but

not

limited

to,

those

discussed

in

“Risk
Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

22
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

22, 2022, and

Part II, Item 1A.

“Risk Factors” of

our Quarterly Reports
on Form 10-Q

for the quarterly

periods ended March

31, 2022 and

June 30, 2022,

filed with the

SEC and ASX
on May 9, 2022 and

August 8, 2022, respectively,

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

30, 2022,

we produced

11.6

MMt and

sold 12.4

MMt of

coal. Met

coal
sales represented 78.4%

of our total

volume of coal

sold and 96.2%

of total coal

revenues for the

nine months
ended September 30, 2022.
Coking

coal

index

prices

declined

during

the

three

months

ended

September

30,

2022,

compared

to

record
quarter

price

and

revenues

for

the

three

months

ended

June

30,

2022,

due

to

slower

global

growth

outlook
impacting

demand,

higher

inflation,

and

a

continuation

of

the

COVID-19

lockdowns

in

China.

Prices

largely
stabilized in the

month of September

2022, supported by

supply constraints from

key Met coal

markets caused
by wet weather and logistical issues.

Coronado has

continued to

take advantage

of its

unique geographical

diversification as

a Met

coal supplier

of
scale to meet the requirements of steel customers across the globe. Our U.S. Operations have taken advantage of current unique market fundamentals created

by the trade restrictions on Russian

coal by switching coal sales
from

China

to

Europe

providing

higher

returns

for

our

products.

In

addition

to

geographical

diversification,
Coronado is well positioned

to take advantage of

the current price arbitrage

between the Thermal

and Met coal
markets to maximize price realizations.
Our results for the nine months ended September 30, 2022 benefited from higher average realized Met price per
Mt sold,

partially offset

by (1) significant

wet weather events

impacting production at

our Australian Operati

ons,
(2) inflationary

pressure, including

higher cost

of fuel

and labor

costs, (3)

adverse geological

conditions at

our
U.S.

Operations

resulting

in

lower

production

and

higher

equipment

maintenance

costs,

(4)

additional

fleets
mobilized

at

our

Australian

Operations

to

improve

coal

recovery

and

(5)

higher

sales

related

costs

(Stanwell
rebate, royalties and freight costs).
Coal revenues of $2.8 billion for the nine months

ended September 30, 2022 increased by 109.9% compared

to
the same

period

in

2021,

driven

by increased

average

realized

Met

price

per

Mt sold

from

$114.6

to

$279.4.
Sales volumes were lower for the nine months ended September 30,

2022 compared to the same period in 2021
primarily

due

to

lower

production

caused

by

significant

wet

weather

events

at

our

Australian

Operations

and
adverse geological conditions at our U.S. Operations.

Operating costs for the nine months ended September 30,

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

23
2022 were

$571.4 million,

or 48.3%,

higher compared

to the

corresponding period

in 2021

primarily driven

by
inflationary pressures,

additional contractor fleets

deployed at

our Australian

Operations to accelerate

overburden
removal to increase

coal availability,

higher maintenance

cost and higher

sales related costs,

such as Stanwell
rebate, royalties, freight and demurrage costs.
Dividends
On September 20,

2022, Coronado

settled its

previously declared

dividends totaling

$125.7 million

which were
paid to stockholders from available cash.
Liquidity
As of

September 30,

2022, the

Company’s net

cash position

was $385.7

million,

consisting of

cash (excluding
restricted cash) of $698.4

million and $312.7 million aggregate

principal amount of Notes outstanding.

Coronado
has available

liquidity of

$798.4 million

as of

September 30,

2022, comprising

cash (excluding

restricted cash)
and undrawn available borrowings under our ABL facility.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate,

or
TRIFR, at

September 30,

2022 was

4.15
compared to

a rate

of 3.07

at the

end of

December 31,

2021. At

out
U.S. Operations,

the twelve

-month rolling

average Total

Reportable Incident

Rate, or

TRIR, at

September

30,
2022 was 2.06
compared to a rate of 2.51 at the end of December 31, 2021.

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

24
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
Three Months Ended September 30, 2022 Compared

to Three Months Ended September 30, 2021
Summary
The financial and operational highlights for the three months ended September 30, 2022 include:
●

Net income for

the three months ended

September 30, 2022 of

$150.6 million increased by

$68.6 million,
from a net

income of $82.0

million for the

three months

ended September 30,

2021.

This increase was
driven by higher revenues partially offset by higher costs

and income tax expense.
●

Coking coal index

prices declined during

the three months

ended September 30,

2022, however prices
remained above historical

averages and the

average for the

three months

ended September

30, 2021.

Elevated

pricing,

combined

with

the

fact

that

a

large

portion

of

our

Met

coal

sales

at

our

Australian
Operations is

priced on

a three-month

lag basis,

resulted in

average realized

Met price

per Mt

sold of
$253.0 for the three months

ended September 30, 2022, 75.7%

higher compared to $144.0

per Mt sold
for the same period in 2021.
●

Sales volume

totaled 4.1

MMt for

the three

months ended

September 30,

2022, compared

to 4.6

MMt
for the

three months

ended September

30, 2021.

The lower

sales volumes

were largely

driven by

the
impact of unseasonal wet weather on production performance

at our Australian Operations.
●

Adjusted EBITDA for

the three months

ended September 30,

2022 of $223.6

million, an increase

of $75.9
million compared

to $147.7

million for

the three

months

ended September

30, 2021,

driven by

higher
coal sales revenues, partially offset by higher

operating costs.
●

As

of

September

30,

2022,

the

Company

had

total

available

liquidity

of

$798.4

million,

consisting

of
$698.4 million cash

(excluding restricted

cash) and $100.0

million of availability

under the ABL

Facility.
The ABL

Facility

is subject

to a

springing

fixed

charge

coverage

ratio

test if

availability

is less

than

a
certain amount.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

25
Three months ended September 30,
2022 2021 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 863,709 $ 563,287 $ 300,422 53.3%
Other revenues 10,948 10,304 644 6.3%
Total

revenues
874,657 573,591 301,066 52.5%
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 385,504 309,513 75,991 24.6%
Depreciation, depletion and amortization 37,508 38,461 (953) (2.5%)
Freight expenses 63,026 58,043 4,983 8.6%
Stanwell rebate 54,575 12,274 42,301 344.6%
Other royalties 137,331 39,099 98,232 251.2%
Selling, general, and administrative expenses

10,405 8,044 2,361 29.4%
Total

costs and expenses
688,349 465,434 222,915 47.9%
Other income (expenses):
Interest expense, net (17,220) (18,251) 1,031 (5.6%)

Decrease (increase) in provision for
discounting and credit losses 12 2,430 (2,418) (99.5%)
Other, net 32,898 (1,252) 34,150 (2,727.6%)
Total

other income (expenses), net
15,690 (17,073) 32,763 (191.9%)
Net income before tax 201,998 91,084 110,914 121.8%
Income tax expense (51,423) (9,096) (42,327) 465.3%
Net income attributable to Coronado Global
Resources, Inc. $ 150,575 $ 81,988 $ 68,587 83.7%
Coal Revenues
Coal

revenues

were

$863.7

million

for

the

three

months

ended

September

30,

2022,

an

increase

of

$300.4
million, compared

to $563.3 million for the

three months ended September

30, 2021. Supply concerns

from key
Met coal markets supported high index prices through the September 2022 quarter which resulted in an average realized Met price

per Mt

sold of $253.0

for the

three months ended

September 30, 2022,

75.7% higher compared
to $144.0

per Mt

sold

for the

same

period

in 2021.

This

increase was

partially

offset

by lower

Met coal

sales
volume of 3.3 MMt for the three months

ended September 30, 2022, compared to 3.7 MMt in 2021,

primarily due
to above average rainfall impacting production at our Australian

Operations.

Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total

cost of coal revenues

was $385.5 million

for the three months

ended September 30,

2022, an increase

of
$76.0 million, or 24.6%, compared to $309.5 million for

the three months ended September 30, 2021.

Our

Australian

Operations

contributed

$50.4

million

to

the

increase

in

total

cost

of

coal

revenues,

driven

by
additional

contractor

fleets

mobilized

to

accelerate

overburden

removal

to

increase

coal

availability,

and
inflationary

pressure,

including

higher

fuel

and

labor

costs,

partially

offset

by

a

favorable

average

foreign
exchange rate

on translation

of the

Australian Operations

for the

three months

ended September

30, 2022

of
A$/US$: 0.68

compared to

0.74 for

the same

period in

2021. Cost

of coal

revenues for

our U.S

Operations for
the three

months

ended September

30,

2022, was

$25.6

million

higher

compared

to the

three months

ended
September 30,

2021,

largely due

to the

impact of

inflation on

labor and

supply costs

and increased

purchased
coal transactions to meet sales commitments.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

26
Freight Expenses
Freight

expenses

include

costs

associated

with

take-or-pay

commitments

for

rail

and

port

providers

and
demurrage costs.

Freight expenses

totaled $63.0

million for

the three

months ended

September

30, 2022,

an
increase of

$5.0 million,

compared to

$58.0 million

for the

three months

ended September

30, 2021.

Our U.S.
Operations’ freight cost contributed

$7.1 million to this increase,

driven by coal sales

under certain contracts for
which we arrange and pay for transportation to port that did not exist to the same extent during the three months ended September 30, 2021 and

higher demurrage costs,

offset by a $2.1 million

decrease in freight cost for our
Australian

Operations

due

to

lower

sales

volume

and

a

favorable

foreign

exchange

rate

on

translation

of

the
Australian Operations.

Stanwell Rebate
The Stanwell

rebate was

$54.6 million

for the

three months

ended September

30, 2022,

an increase

of $42.3
million, compared

to $12.3

million for

the three

months ended

September 30,

2021. The

increase was

largely
driven by

higher realized

export

reference coal

pricing

for the

prior twelve

-month

period

used to

calculate

the
rebate partially offset by favorable average foreign

exchange rate on translation of the Australian

Operations.

Other Royalties
Other royalties were $137.3 million in the three months ended September 30, 2022, an increase of $98.2 million,
as compared to

$39.1 million for

the three months

ended September 30,

2021. Higher royalties

were a product
of

higher

coal

revenues

compared

to

the

same

period

in

2021.

Effective

July

1,

2022,

the

Queensland
Government amended

Mineral Resources

Regulation 2013

(Qld) introducing

additional higher

tiers to

the coal
royalty

rates

which

resulted

in

additional

royalties

at

our

Australian

Operations

of

$58.7

million

for

the

three
months ended September 30, 2022.

Other, net
Other,

net

was

$32.9

million

in

the

three

months

ended

September

30,

2022,

an

increase

of

$34.2

million
compared

to net

loss

of $1.3

million

for the

three

months

ended

September

30,

2021. The

increase

primarily
relates

to

foreign

exchange

gains

recognized

in

the

translation

of

short-term

intra-entity

balances

in

certain
entities within the group that are denominated in currencies other than their respective functional currencies.

Income Tax (Expense) Benefit
Income tax expense of $51.4 million for the

three months ended September 30, 2022 increased by $42.3 million, compared to

a tax

expense of

$9.1 million

for the

three

months

ended September

30, 2021,

driven by

higher
income before tax in the 2022 period.
The income

tax expense

for the

three months

ended September

30, 2022

is based

on an

annual effective

tax
rate of 24.8%.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

27
Nine months ended September 30, 2022 Compared

to Nine months ended September 30, 2021
Summary
The financial and operational highlights for the nine months ended September 30, 2022 include:
●

Net income of

$712.5 million for

the nine months

ended September 30,

2022 increased by

$726.6 million,
from a net loss of

$14.1 million for the nine months

ended September 30, 2021.

The increase was driven
by revenues, partially offset by higher costs and higher

income tax expense.
●

Supply

concerns

in

key

Met

coal

markets,

including

the

continued

impact

of

the

Russian

invasion

of
Ukraine

on

global

supply

dynamics,

and

Met

coal

crossover

trades

into

the

thermal

market

caused
considerable volatility in coal pricing, resulting in average realized Met price per Mt sold of

$279.4 for the
nine months

ended September

30, 2022,

143.8% higher

compared to

$114.6

per Mt

sold for

the nine
months ended September 30, 2021.
●

Sales volume totaled

12.4 MMt for

the nine months

ended September 30,

2022, or 1.1

MMt lower than
the nine

months ended September

30, 2021.

The lower sales

volumes were primarily

driven by

significant
wet weather

events at

our Australian

Operations and

adverse geological

conditions at

one of our

mine
complexes at our U.S. Operations.
●

Adjusted EBITDA for

the nine months

ended September

30, 2022 was

$1,072.9 million,

an increase of
$899.5 million, from Adjusted EBITDA of $173.4 million for the nine months ended September 30, 2021.
This increase was driven by higher coal revenues,

partially offset by higher operating costs.
●

Cash provided by

operating activities was $945.4

million for the nine

months ended September 30,

2022,
an increase of $774.3 million compared to $171.1 million

for the same period in 2021.
●

As of

September 30,

2022, the

Company

had net

cash of

$385.7 million,

consisting

of a

closing cash
balance

(excluding

restricted

cash)

of

$698.4

million

and

$312.7

million

aggregate

principal

amount
outstanding of the Notes.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

28
Nine months ended September 30,
2022 2021 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 2,821,334 $ 1,344,253 $ 1,477,081 109.9%
Other revenues 33,152 29,705 3,447 11.6%
Total

revenues
2,854,486 1,373,958 1,480,528 107.8%
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 1,140,467 889,771 250,696 28.2%
Depreciation, depletion and amortization 126,901 132,754 (5,853) (4.4%)
Freight expenses 189,316 166,090 23,226 14.0%
Stanwell rebate 124,160 43,169 80,991 187.6%
Other royalties 299,711 83,219 216,492 260.1%
Selling, general, and administrative expenses

28,657 21,250 7,407 34.9%
Restructuring costs — 2,300 (2,300) (100.0%)
Total

costs and expenses
1,909,212 1,338,553 570,659 42.6%
Other income (expenses):
Interest expense, net (52,034) (49,982) (2,052) 4.1%
Loss on debt extinguishment — (5,744) 5,744 (100.0%)
(Increase) decrease in provision for discounting
and credit losses (572) 8,074 (8,646) (107.1%)
Other, net 55,191 (3,610) 58,801 (1,628.8%)
Total

other income (expenses), net
2,585 (51,262) 53,847 (105.0%)
Net income (loss) before tax 947,859 (15,857) 963,716 (6,077.5%)
Income tax (expense) benefit (235,391) 1,788 (237,179) (13,265.0%)
Net income (loss) 712,468 (14,069) 726,537 (5,164.1%)
Less: Net loss attributable to noncontrolling
— (2) 2 (100.0%)
Net income (loss) attributable to Coronado Global
Resources, Inc. $ 712,468 $ (14,067) $ 726,535 (5,164.8%)
Coal Revenues
Coal revenues

were $2,821.3

million for

the nine

months ended

September 30,

2022, an

increase of

$1,477.1
million, compared to $1,344.3

million for the nine

months ended September 30,

2021. This increase was

driven
by favorable market conditions and higher coal indices, which resulted in a higher average realized Met price per
Mt sold for the nine months ended September 30, 2022 of $279.4, compared to $114.

6

per Mt sold for the same
period in 2021.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Total

cost of coal revenues was $1,140.5 million for the nine months ended September 30, 2022, an increase of
$250.7 million,

or 28.2%,

compared to

$889.8 million

for the

nine months

ended September

30, 2021.

Cost of
coal revenues for

our U.S. Operations

in the nine

months ended September

30, 2022 increased

by $117.1 million,
as compared

to the

same period

in 2021,

driven by

the impact

of inflation

on labor

and supply

costs, adverse
geological

conditions

in

certain

mines

of

our

U.S.

Operations

resulting

in

unplanned

maintenance

costs,

and
increased

purchased

coal

transactions

to

meet

sales

commitments.

Cost

of

coal

revenues

for

our

Australian
Operations in

the nine

months ended

September 30,

2022 increased

by $133.6

million,

compared to

the same
period in 2021, due to additional fleets mobilized to accelerate overburden removal, inflationary pressure on fuel
pricing

and

labor

costs

and

increased

purchased

coal

transactions

to

meet

sales

commitments.

Higher

costs
were partially offset by a favorable average foreign exchange rate on translation of the Australian Operations for
the nine months ended September 30, 2022 of A$/US$:

0.71 compared to 0.76 for the same period in 2021.
Depreciation, Depletion and Amortization
Depreciation, depletion

and amortization

was $126.9

million for the

nine months

ended September 30,

2022, a
decrease of

$5.9 million,

as compared

to $132.8

million for

the nine

months ended

September

30, 2021.

The
decrease

was

associated

with

favorable

average

foreign

exchange

rate

on

translation

of

the

Australian
Operations,
partially

offset

by

additional

equipment

brought

into

service

during

the

twelve

months

since
September 30, 2021.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

29
Freight Expenses
Freight expenses

totaled $189.3

million for

the nine

months ended

September 30,

2022, an

increase of

$23.2
million,

compared

to

$166.1

million

for

the

nine

months

ended

September

30,

2021.

Our

U.S.

Operations
contributed

to

$28.9

million

of

the

increase

due

to

certain

contracts

for

which

we

arrange

and

pay

for
transportation to port that

did not exist

to the same

extent in the nine

months ended September 30,

2021, partially
offset by the benefits of lower average foreign

exchange rate on translation of the Australian Operations.

Stanwell Rebate
The Stanwell

rebate was

$124.2 million

for the

nine months

ended September

30, 2022,

an increase

of $81.0
million, as compared to

$43.2 million for the

nine months ended September

30, 2021. The increase

was largely
driven by

higher realized

export

reference coal

pricing

for the

prior twelve

-month

period

used to

calculate

the
rebate, partially offset by

the favorable average foreign

exchange rate on

translation of the

Australian

Operations.

Other Royalties
Other royalties were

$299.7 million for

the nine months

ended September 30,

2022, an increase

of $216.5 million,
as compared to $83.2 million for the nine months ended September 30, 2021. Higher royalties were a product of higher average realized export

pricing and the adverse impact

of the new royalty regime

applicable from July 1,
2022 to our Australian Operations.
Other, net
Other,

net

was

$55.2

million

in

the

nine

months

ended

September

30,

2022,

an

increase

of

$58.8

million
compared

to

a

net

loss

of

$3.6

million

for

the

nine

months

ended

September

30,

2021.

The

increase

largely
relates

to

foreign

exchange

gains

recognized

in

the

translation

of

short-term

inter-entity

balances

in

certain
entities within the group that are denominated in currencies other than their respective functional currencies.
Income Tax (Expense) Benefit
Income tax

expense of

$235.4 million for

the nine

months ended September

30, 2022

increased by

$237.2 million,
as compared

to a

$1.8

million tax

benefit for

the nine

months ended

September

30, 2021,

primarily driven

by
higher income before tax in the 2022 period.

The income tax expense for the nine

months ended September 30, 2022 is based

on an annual effective tax

rate
of 24.8%.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

30
Supplemental Segment Financial Data
Three months ended September 30, 2022 compared to

three months ended September 30, 2021
Australia
Three months ended September 30,
2022 2021 Change %
(in US$ thousands)
Sales volume (MMt) 2.4 2.8 (0.4) (12.9)%
Total

revenues ($)
546,485 342,372 204,113 59.6%
Coal revenues ($) 537,256 332,558 204,698 61.6%
Average realized price per Mt sold ($/Mt) 221.8 119.7 102.1 85.3%
Met sales volume (MMt) 1.7 2.0 (0.3) (16.2)%
Met coal revenues ($) 518,010 306,033 211,977 69.3%
Average realized Met price per Mt sold ($/Mt) 313.0 154.9 158.1 102.1%
Mining costs ($) 241,674 180,837 60,837 33.6%
Mining cost per Mt sold ($/Mt) 99.8 67.4 32.4 48.1%
Operating costs ($) 458,405 275,782 182,623 66.2%
Operating costs per Mt sold ($/Mt) 189.3 99.2 90.1 90.8%
Segment Adjusted EBITDA ($)

88,035 67,383 20,652 30.6%
Coal revenues for

our Australian Operations

for the

three months ended

September 30,

2022 were

$537.3 million,
an increase of

$204.7 million or

61.6%, compared

to $332.6 million

for the three

months ended September

30,
2021. This increase

was largely driven

by a higher

average realized Met

price per Mt

sold for the

three months
ended September 30,

2022 of

$313.0 compared to

$154.9 per Mt

sold for

the same period

in 2021

due to

elevated
prices resulting from the

impact of supply concerns

from key Met markets such

as Australia and Canada. Sales
volume

of

2.4

MMt

decreased

by

0.4

MMt,

compared

to

2.8

MMt

for

the

three

months

ended

September

30,
2021, largely

due to

above average

rainfall

at the

Curragh mine

complex

impacting coal

mining

activities

and
production.
Operating

costs

increased

by

$182.6

million,

or

66.2%,

for

the

three

months

ended

September

30,

2022,
compared to

the three

months ended

September

30, 2021.

The increase

was

largely

driven by

higher mining
costs, Stanwell rebate (mainly due to

higher realized coal pricing) and other

royalties due to higher revenues and
the new

royalty regime

introduced by

the Queensland

government from

July 1,

2022. Mining

costs were

$60.8
million, or 48.1%, higher for the three months ended September 30, 2022 compared to the same period in 2021, primarily due

to inflationary

pressures

and additional

contractor

fleets mobilized

in the

first half

of 2022

at our
Australian

Operations,

partially

offset

by

favorable

average

foreign

exchange

on

translation

of

our

Australian
Operations to US$. Increased costs combined with lower sales volumes resulted in higher Mining and Operating cost per Mt sold of $32.4 and $90.1, respectively,

compared to the same period in 2021.

Segment Adjusted EBITDA of $88.0 million for the three months ended September 30, 2022 increased by $20.6 million compared

to

Adjusted

EBITDA

of

$67.4 million

for the

three

months

ended

September

30,

2021. This
increase was primarily driven by higher coal revenues

partially offset by higher operating costs.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

31
United States
Three months ended September 30,
2022 2021 Change %
(in US$ thousands)
Sales volume (MMt) 1.7 1.8 (0.1) (5.7)%
Total

revenues ($)
328,172 231,219 96,953 41.9%
Coal revenues ($) 326,453 230,729 95,724 41.5%
Average realized price per Mt sold ($/Mt) 193.1 128.7 64.4 50.0%
Met sales volume (MMt) 1.6 1.7 (0.1) (7.0)%
Met coal revenues ($) 309,609 228,561 81,048 35.5%
Average realized Met price per Mt sold ($/Mt) 191.6 131.6 60.0 45.6%
Mining costs ($) 132,380 109,385 22,995 21.0%
Mining cost per Mt sold ($/Mt) 81.4 62.7 18.7 29.8%
Operating costs ($) 182,031 143,145 38,886 27.2%
Operating costs per Mt sold ($/Mt) 107.7 79.9 27.8 34.8%
Segment Adjusted EBITDA ($)

145,890 88,441 57,449 65.0%
Coal revenues increased by $95.8 million,

or 41.5%, to $326.5 million for

the three months ended September 30,
2022 compared

to $230.7

million for

the three

months

ended September

30, 2021.

This

increase was

largely
driven by

a higher

average realized

Met price

per Mt

sold for

the three

months ended

September 30,

2022 of
$191.6, compared to $131.6 per Mt sold for the same period in 2021, due to continued strong U.S.-sourced coal
demand, particularly into China and Europe due to continuing impacts on global supply dynamics caused by the
Russia and Ukraine conflict. Additionally,

coal from our U.S. Operations continued to experience strong demand from China as import restrictions on Australian coal remain

in place.
Operating costs

increased by

$38.9 million,

or 27.2%,

to $182.0 million

for the three

months ended

September
30, 2022, compared

to operating

costs of

$143.1 million

for the

three months

ended September

30, 2021.

The
increase was due to higher purchased coal to meet sales commitments and higher mining costs of $23.0 million, as a result of higher production costs due to the impact

of inflation of supplies and labor costs.
Segment Adjusted EBITDA of

$145.9 million for the

three months ended September 30,

2022 increased by $57.5
million compared to

$88.4 million for

the three months

ended September 30,

2021,

primarily driven

by a higher
average realized Met price per Mt sold,

partially offset by higher operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended September 30,
2022 2021 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 10,405 $ 8,042 $ 2,363 29.4%
Other, net (56) 42 (98) n/m
Total

Corporate and Other Adjusted EBITDA

$ 10,349 $ 8,084 $ 2,265 28.0%
n/m – Not meaningful for comparison.

Corporate and

other costs

of $10.4

million for

the three

months ended

September 30,

2022 increased

$2.3 million,
compared to $8.1 million for

the three months ended September

30, 2021. The increase in

selling, general, and
administrative

expenses

was

primarily

driven

by

corporate

activities

partially

resuming

to

pre-COVID-19
pandemic levels and timing of certain corporate costs.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

32
Mining and operating

costs for the

three months

ended September

30, 2022 compared

to three

months
ended September 30, 2021
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended September 30, 2022
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 475,496 $ 202,167 $ 10,686 $ 688,349
Less: Selling, general and administrative
expense — — (10,405) (10,405)
Less: Depreciation, depletion and amortization (17,091) (20,136) (281) (37,508)
Total operating costs 458,405 182,031 — 640,436
Less: Other royalties (122,820) (14,511) — (137,331)
Less: Stanwell rebate (54,575) — — (54,575)
Less: Freight expenses (37,885) (25,141) — (63,026)
Less: Other non-mining costs (1,451) (9,999) — (11,450)
Total mining costs 241,674 132,380 — 374,054
Sales Volume excluding non-produced

coal
(MMt) 2.4 1.6 — 4.0
Mining cost per Mt sold ($/Mt) 99.8 81.4 — 92.4
Three months ended September 30, 2021
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 294,219 $ 162,866 $ 8,349 $ 465,434
Less: Selling, general and administrative
expense — — (8,044) (8,044)
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
(MMt) 2.7 1.7 — 4.4
Mining cost per Mt sold ($/Mt) 67.4 62.7 — 65.6
Average realized Met

price per Mt

sold for the

three months ended September

30, 2022 compared

to three
months ended September 30, 2021
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended September 30,
2022 2021 Change %
(in US$ thousands)
Met sales volume (MMt) 3.3 3.7 (0.4) (11.9)%
Met coal revenues ($) 827,619 534,594 293,025 54.8%
Average realized Met price per Mt sold ($/Mt) 253.0 144.0 109.0 75.7%

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

33
Nine months ended September 30, 2022 compared to

Nine months ended September 30, 2021
Australia
Nine months ended September 30,
2022 2021 Change %
(in US$ thousands)
Sales volume (MMt) 7.5 8.5 (1.0) (11.6)%
Total

revenues ($)
1,730,172 832,098 898,074 107.9%
Coal revenues ($) 1,701,901 804,757 897,144 111.5%
Average realized price per Mt sold ($/Mt) 225.9 94.5 131.4 139.2%
Met sales volume (MMt) 5.0 6.3 (1.3) (20.5)%
Met coal revenues ($) 1,615,364 734,143 881,221 120.0%
Average realized Met price per Mt sold ($/Mt) 323.9 117.0 206.9 176.8%
Mining costs ($) 648,965 535,568 113,397 21.2%
Mining cost per Mt sold ($/Mt) 89.3 65.7 23.6 36.0%
Operating costs ($) 1,206,022 801,837 404,185 50.4%
Operating costs per Mt sold ($/Mt) 160.1 94.1 66.0 70.1%
Segment Adjusted EBITDA ($)

523,319 30,445 492,874 1,618.9%
Coal

revenues

for

our

Australian

Operations

for

the

nine

months

ended

September

30,

2022

were

$1,701.9
million,

an

increase

of

$897.1

million,

or

111.5%,

compared

to

$804.8

million

for

the

nine

months

ended
September 30,

2021. This

increase was

due to

a higher

average realized

Met price

per Mt

sold of

$323.9, an
increase

of

$206.9

per Mt

sold, compared

to

$117.0

per Mt

sold

during

the

same

period

in

2021. The

higher
realized

price

during

the

period

was

primarily

driven

by

disruption

in

supply

dynamics

caused

by

the

conflict
between Russia and Ukraine, as well as recent supply constraints from key Met coal markets due to unseasonal wet weather and logistical issues. Sales volume of 7.5 MMt

was 1.0 MMt lower compared to 8.5 MMt for

the nine
months ended September 30,

2021, mainly driven

by significant wet

weather events experienced which

impacted
coal availability to during the 2022 period.
Operating

costs

increased

by

$404.2

million,

or

50.4%,

for

the

nine

months

ended

September

30,

2022,
compared

to

the

nine

months

ended

September

30,

2021.

The

increase

was

driven

by

higher

mining

costs,
increased

purchase

of

coal

costs

to

meet

sales

commitments,

higher

Stanwell

rebate

(mainly

due

to

higher
realized coal

pricing) and

greater royalties

due to

higher revenues

and adverse

impact of

the amended

royalty
regime

introduced

by

the

Queensland

Government

applicable

from

July

1,

2022.

Mining

costs

were

$113.4
million, or 48.1%, higher for

the nine months ended September

30, 2022 compared to the

same period in 2021,
primarily

due

to

inflationary

pressures

and

additional

contract

fleets

mobilized

during

first

half

of

2022

at

our
Australian

Operations,

partially

offset

by

favorable

average

foreign

exchange

on

translation

of

our

Australian
Operations to US$. Increased costs combined with lower sales volumes resulted in higher Mining and Operating costs per Mt sold of $23.6 and $66.0, respectively,

compared to the same period in 2021.

For the

nine months

ended September

30, 2022,

Adjusted EBITDA

increased by

$492.9 million,

compared

to
Adjusted EBITDA of

$30.4 million for the

nine months ended

September 30, 2021.

This increase was

primarily
driven by higher coal revenues partially offset

by higher operating costs.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

34
United States
Nine months ended September 30,
2022 2021 Change %
(in US$ thousands)
Sales volume (MMt) 4.9 4.9 — (1.8)%
Total

revenues ($)
1,124,314 541,860 582,454 107.5%
Coal revenues ($) 1,119,433 539,496 579,937 107.5%
Average realized price per Mt sold ($/Mt) 230.5 109.0 121.5 111.4%
Met sales volume (MMt) 4.7 4.8 (0.1) (1.4)%
Met coal revenues ($) 1,098,186 534,017 564,169 105.6%
Average realized Met price per Mt sold ($/Mt) 232.4 111.5 120.9 108.4%
Mining costs ($) 396,562 307,732 88,830 28.9%
Mining cost per Mt sold ($/Mt) 85.0 63.0 22.0 35.0%
Operating costs ($) 547,632 380,412 167,220 44.0%
Operating costs per Mt sold ($/Mt) 112.8 76.9 35.9 46.7%
Segment Adjusted EBITDA ($)

578,183 164,404 413,779 251.7%
Coal revenues increased by $579.9 million, or 107.5%, to

$1,119.4 million for the nine months ended September
30,

2022,

as

compared

to

$539.5

million

for

the

nine

months

ended

September

30,

2021.

This

increase

was
mainly driven by a higher average realized Met price per Mt sold for the nine months ended September 30, 2022
of $232.4

compared

to $111.5

per Mt

sold for

the same

period

in 2021.

The increase

reflected a

strong price
environment and high demand of U.S.-sourced coal

into China and Europe.
Operating costs increased

by $167.2 million,

or 44.0%, to

$547.6
million for the

nine months ended

September
30, 2022,

compared to

operating costs

of $380.4

million for

the nine

months ended

September 30,

2021.

The
increase

was primarily

due

to

higher

mining

costs

of

$88.8

million,

increase

of

28.9%

compared

to

the

same
period in

2021, as

a result

of adverse

geological conditions

causing higher

maintenance costs,

an increase

in
purchase

coal

costs

to

meet

sales

commitments,

higher

subcontractor’s

cost

due

to

labor

shortages

and
inflationary pressure on labor,

materials and supplies.

Adjusted

EBITDA

increased

by

$413.8

million,

or

251.7%,

for

the

nine

months

ended

September

30,

2022
compared to Adjusted

EBITDA of $164.4

million for the

nine months ended

September 30, 2021. This

increase
was primarily driven by higher average realized Met price

per Mt sold,

partially offset by higher operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Nine months ended September 30,
2022 2021 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 28,657 $ 21,244 $ 7,413 34.9%
Other, net (78) 164 (242) (147.6)%
Total

Corporate and Other Adjusted EBITDA

$ 28,579 $ 21,408 $ 7,171 33.5%
Corporate and other costs

increased $7.2 million to

$28.6 million for the

nine months ended September

30, 2022,
as compared to

$21.4 million for

the nine months

ended September

30, 2021. The

increase in selling,

general,
and

administrative

expenses

was

primarily

driven

by

corporate

activities

partially

resuming

to

pre-COVID-19
pandemic levels and timing of certain corporate costs.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

35
Mining and

operating costs

for the

Nine months

ended September

30, 2022

compared to

Nine months
ended September 30, 2021
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Nine months ended September 30, 2022
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 1,270,397 $ 609,291 $ 29,524 $ 1,909,212
Less: Selling, general and administrative
— — (28,657) (28,657)
Less: Depreciation, depletion and amortization (64,375) (61,659) (867) (126,901)
Total operating costs 1,206,022 547,632 — 1,753,654
Less: Other royalties (259,140) (40,571) — (299,711)
Less: Stanwell rebate (124,160) — — (124,160)
Less: Freight expenses (116,386) (72,930) — (189,316)
Less: Other non-mining costs (57,371) (37,569) — (94,940)
Total mining costs 648,965 396,562 — 1,045,527
Sales Volume excluding non-produced

coal
7.3 4.7 — 11.9
Mining cost per Mt sold ($/Mt) 89.3 85.0 — 87.6
Nine months ended September 30, 2021
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 872,875 $ 443,696 $ 21,982 $ 1,338,553
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
8.2 4.9 — 13.1
Mining cost per Mt sold ($/Mt) 65.7 63.0 — 64.7
Average realized Met price per Mt sold for the Nine months ended September 30, 2022 compared to Nine months ended September 30, 2021
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Nine months ended September 30,
2022 2021 Change %
(in US$ thousands)
Met sales volume (MMt) 9.7 11.1 (1.4) (12.2)%
Met coal revenues ($) 2,713,550 1,268,160 1,445,390 114.0%
Average realized Met price per Mt sold ($/Mt) 279.4 114.6 164.8 143.8%

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

36
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended September 30, Nine months ended September 30,
(in US$ thousands) 2022 2021 2022 2021
Reconciliation to Adjusted EBITDA:
Net income (loss)
$
150,575
$
81,988
$
712,468
$
(14,069)
Add: Depreciation, depletion and
amortization 37,508 38,461 126,901 132,754
Add: Interest expense (net of income)

17,220 18,251 52,034 49,982
Add: Other foreign exchange (gains) losses

(31,917) 2,487 (55,064) 4,376
Add: Loss on extinguishment of debt — — — 5,744
Add: Income tax expense (benefit) 51,423 9,096 235,391 (1,788)
Add: Restructuring costs — — — 2,300
Add: (Gains) losses on idled assets held for
sale (1,221) (113) 621 2,216
Add: (Decrease) increase in provision for
discounting and credit losses (12) (2,430) 572 (8,074)
Adjusted EBITDA

$
223,576
$
147,740
$
1,072,923
$
173,441
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

operations,
working capital,

capital

expenditure,

debt

service

obligations,

business

or assets

acquisitions

and

payment

of
dividends. Based on our

outlook for the next

twelve months, which is

subject to continued changing demand

from
our

customers,

volatility

in

coal

prices,

ongoing

interruptions

and

uncertainties

surrounding

China’s

import
restrictions, such as trade

barriers imposed by China

on Australian sourced coal

and the uncertainty of

impacts
from the

Russia and

Ukraine war

on the

global supply

chain, we

believe expected cash

generated from

operations
together with

available borrowing

facilities and

other strategic

and financial

initiatives, will

be sufficient

to meet
the needs of our existing

operations, capital expenditure,

service our debt obligations

and, if declared, payment
of dividends.
Our ability to generate

sufficient cash depends

on our future performance

which may be subject

to a number of
factors

beyond

our

control,

including

general

economic,

financial

and

competitive

conditions

and

other

risks
described in this document, Part I,

Item 1A. “Risk Factors” of our

Annual Report on Form 10-K

for the year ended
December 31,

2021, filed

with the

SEC and

ASX on

February 22,

2022, and

Part II,

Item 1A.

“Risk Factors”

of
our Quarterly

Reports

on Form

10-Q for

the quarterly

periods ended

March 31,

2022 and

June 30,

2022,

filed
with the SEC and ASX on May 9, 2022 and August 8,

2022, respectively.
Liquidity as of September 30, 2022 and December 31,

2021 was as follows:
(in US$ thousands)
September 30,
2022
December 31,
2021
Cash, excluding restricted cash

$ 698,396 $ 437,679
Availability under ABL Facility
(1)
100,000 100,000
Total

$ 798,396 $ 537,679
(1)
The ABL

Facility contains

a springing

fixed charge

coverage ratio

of not

less than

1.00 to

1.00, which

ratio is

tested if
availability under

the ABL facility

is less than

$17.5 million

for five consecutive

business days

or less

than $15.0 million

on
any business day.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

37
Our total indebtedness as of September 30, 2022 and

December 31, 2021 consisted of the following:
(in US$ thousands)
September 30,

2022
December 31,
2021
Current installments of interest bearing liabilities $ 312,741 $ 315,000
Current installments of other financial liabilities and finance lease obligations
3,890 8,634
Other financial liabilities and finance lease obligations, excluding current installments 9,639 14,031
Total

$ 326,270 $ 337,665
Liquidity
As

of

September

30,

2022,

available

liquidity

was

$798.4 million,

comprising

of

cash

and

cash

equivalents
(excluding restricted cash) of $698.4 million and $100.0

million of available borrowings under our ABL Facility.

As of

December 31,

2021, available liquidity

was $537.7 million,

comprising cash and

cash equivalents (excluding
restricted cash) of $437.7 million and $100.0 million of

available borrowings under our ABL Facility.
Cash
Cash is held in

multicurrency interest bearing

bank accounts available to

be used to service

the working capital
needs of the Company. Cash

balances surplus to immediate working capital requirements are invested in short-
term interest-bearing deposit accounts or used to repay

interest bearing liabilities.
Senior Secured Notes
As of

September

30,

2022, the

outstanding

principal

amount of

our Notes

was

$312.7 million

.

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
For the

nine months ended

September 30, 2022,

in connection with

the dividends paid

in the

period, the Company
offered to purchase up to a total of $225.8 million aggregate principal amount of the Notes pursuant to the terms of

the

Indenture.

For

the

nine

months

ended

September

30,

2022,

the

Company

purchased

an

aggregate
principal amount, for

accepted offers, of $2.3

million at a

price equal to

104% of the

principal amount of

the Notes,
plus accrued and unpaid interest on the Notes to, but not

including, the date of redemption.
As of September 30, 2022, we were in compliance with

all applicable covenants under the Indenture.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

38
ABL Facility
The ABL

Facility,

dated May

12, 2021,

is for

an aggregate

multi-currency

lender commitment

of up

to $100.0
million, including a $30.0 million

sublimit for the issuance

of letters of credit and

$5.0 million for swingline

loans,
at any

time outstanding,

subject to

borrowing

base availability.

The ABL

Facility

will mature

on May

12, 2024.

Borrowings under the ABL

Facility bear interest at

a rate equal to

a BBSY rate plus

an applicable margin. As

at
September 30, 2022, no amounts were drawn and no letters

of credit were outstanding under the ABL Facility.

As of September 30, 2022, we were in compliance with

all applicable covenants under the ABL Facility.
Bank Guarantees and Surety Bonds
We

are

required

to

provide

financial

assurances

and

securities

to

satisfy

contractual

and

other

requirements
generated in the

normal course of

business. Some of

these assurances are provided

to comply with

state or other
government agencies’ statutes and regulations. As

of September 30, 2022,

we had outstanding bank guarantees
of

$43.8

million

to

secure

various

obligations

and

commitments.

The

Company

provided

cash,

in

the

form

of
deposits, as collateral against these bank guarantees.
For the U.S. Operations, in

order to provide the required

financial assurance, we generally

use surety bonds for
post-mining

reclamation.

We

can

also

use

bank

letters

of

credit

to

collateralize

certain

obligations.

As

of
September 30, 2022,

we had outstanding

surety bonds of

$31.9 million and

letters of credit

of $16.8 million

issued
from our available bank guarantees,

to meet contractual obligations under workers compensation insurance and to secure other

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

On August

8, 2022,

the Company’s

Board of

Directors

declared a

total unfranked

ordinary dividend

of $125.7
million, or

7.5 cents

per CDI,

comprising

$100.6 million

of the

unaccepted portion

of the

offer

to purchase

the
Notes made in connection

with the special dividends

declared on May 9,

2022, plus an additional

$25.2 million.
The dividend had a record date of August 30, 2022 and was paid on September 20, 2022.
On October

30, 2022,

the Company’s

Board of

Directors declared

a total

unfranked special

dividend of

$225.0
million, or

13.4 cents

per CDI,

comprising

$23.5 million

of the

unaccepted

portion of

the offer

to purchase

the
Notes made

in

connection

with the

ordinary

dividends

declared on

August

8, 2022,

plus

an additional

$201.5
million. The

dividends will have

a record

date of November

21, 2022, Australia

time, and

be payable on

December
12, 2022, Australia time. The total ordinary dividends of

$ 225.0 million will be funded from available cash.
In connection with the declared ordinary dividends, Coronado Finance Pty

Ltd, a wholly-owned subsidiary of the
Company, offered

to purchase up to $200.0 million aggregate

principal amount of the Notes at a purchase

price
equal

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

Form 10-Q September 30, 2022

39
Historical Cash Flows

The following

table summarizes

our cash

flows for

the three

months ended

September 30,

2022 and

2021, as
reported in the accompanying consolidated financial statements:
Cash Flow
Nine months ended September 30,
(in US$ thousands) 2022 2021
Net cash provided by operating activities $ 945,384 $ 171,115
Net cash used in investing activities (150,670) (145,782)
Net cash (used in) provided by financing activities (483,854) 122,623
Net change in cash and cash equivalents

310,860 147,956
Effect of exchange rate changes on cash and restricted

cash

(50,144) 2,287
Cash and restricted cash at beginning of period

437,931 45,736
Cash and restricted cash at end of period

$ 698,647 $ 195,979
Operating activities
Net cash

provided

by operating

activities

was

$945.4 million

for the

nine months

ended

September

30, 2022

,
compared to $171.1 million

for the nine months

ended September 30, 2021.

The increase was driven

by higher
coal revenues due to increase in the average realized

Met coal pricing partially offset by higher operating

costs.
Investing activities
Net

cash

used

in

investing

activities

was

$150.7

million
for

the

nine

months

ended

September

30,

2022,
compared to $145.8 million for the nine months ended September 30, 2021. Cash spent on capital expenditures for the

nine months ended

September 30, 2022

was $141.9

million, of

which $61.0 million

related to the

Australian
Operations, $80.5 million

related to the

U.S. Operations and

the remaining $0.4

million for other

and corporate.
During the nine months ended September 30, 2022, a net of $6.3 million of additional deposits were provided as collateral

for

our

U.S.

workers

compensation

obligations

and

$2.4

million

of

additional

security

deposit

was
provided by our Australian Operations to satisfy contractual requirements in the normal course of business.
Financing activities
Net

cash

used

in

financing

activities

was

$483.9

million
for

the

nine

months

ended

September

30,

2022,
compared to

cash provided

by financing

activities of

$122.6 million

for the

nine months

ended September

30,
2021. The net cash

used in financing activities

for the nine months

ended September 30, 2022, included

dividend
payments of $473.9, net of a $2.8 million foreign exchange gain on settlement of dividends for shareholders who
elected to be paid in Australian dollars and the remainder

related to repayment of borrowings.

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

Form 10-Q September 30, 2022

40
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

Form 10-Q September 30, 2022

41
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

interest rates,

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

delivery to the customer.

As of
September 30, 2022, we

had $53.2 million of

outstanding provisionally priced receivables

subject to changes in
the relevant price index. If prices decreased 10%, these provisionally priced receivables would decrease by $5.3 million. See Item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal.

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

for

the remainder

of fiscal

year

2022

will

be

purchased

under

fixed-price
contracts or on a spot basis.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

42
Interest Rate Risk
Interest rate risk is the

risk that a change in interest rates on our borrowing

facilities will have an adverse impact
on

our

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

2022,

we

had

$326.3

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
Our main exposure

is to the

A$-US$ exchange rate

through our Australian

Operations, which have

predominantly
A$ denominated costs. Greater than 76.3%

of expenses incurred at our Australian

Operations are denominated
in

A$.

Approximately

23.7%

of

our

Australian

Operations’

purchases

are

made

with

reference

to

US$,

which
provides a natural hedge against

foreign exchange movements on

these purchases (including fuel,

several port
handling charges,

demurrage, purchased

coal and

some insurance

premiums).

Appreciation of

the A$

against
US$ will increase our

Australian Operations’ US$

reported cost base and

reduce US$ reported net

income. For
the portion of US$ required

to purchase A$ to settle our

Australian Operations’ operating costs,

a 10% increase
in the A$ to

US$ exchange rate would increase reported total

costs and expenses by approximately $37.5

million
and $98.5 million for the three and nine months ended

September 30, 2022, respectively.
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

Form 10-Q September 30, 2022

43
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

Form 10-Q September 30, 2022

44
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal and

regulatory proceedings. For a description of our significant legal proceedings
refer

to

Note 14. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I,

Item 1. “Financial

Statements”

of

this

Quarterly

Report,

which

information

is

incorporated

by

reference
herein.
ITEM 1A.

RISK FACTORS
Except as set forth below,

there were no material changes

to the risk factors previously

disclosed in Part I, Item
1A, “Risk Factors”, of

our Annual Report on

Form 10-K for the

year ended December 31,

2021, filed with the

SEC
and ASX on

February 22, 2022,

and Part II,

Item 1A. “Risk

Factors” of our

Quarterly Reports

on Form 10-Q

for
the quarterly periods

ended March 31, 2022 and June 30, 2022, filed

with the SEC and ASX on May 9,

2022 and
August 8, 2022:
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
For example, on September

27, 2022, we received from

the QRO an assessment

of the stamp duty payable

on
our acquisition of the Curragh

mine in March 2018. The

QRO assessed the stamp

duty on this acquisition at

an
amount of

$53.5 million

(A$82.2 million)

plus unpaid

tax interest

of $7.9

million (A$12.1

million). We

intend to
lodge an objection to the assessment

within the required timeframe and

before the end of November

2022. The
outcome of this objection is uncertain.
We

have

reviewed

the

assessment

and,

based

on

legal

and

valuation

advice

we

have

sought,

continue

to
maintain our position

and the estimated

accrual of $28.0

million (A$43.0 million)

within “Accrued Expenses

and
Other Current Liabilities”

in our unaudited

Condensed Consolidated

Balance Sheet, as

at September 30,

2022.
We cannot guarantee that the

steps we take to

defend our position in

this matter will be

successful, in which case
the

amount

assessed

by

the

QRO

and

unpaid

tax

interest

on

the

amount

outstanding

will

become

due

and
payable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS
None.

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

45
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Safety is the cornerstone of the Company’s values and is the number one priority for all employees at Coronado
Global Resources Inc.

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
31.2
Certification of the Group Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-
14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
95.1
Mine Safety Disclosures
101.INS Inline XBRL Instance Document
101.SCH
Inline XBRL Taxonomy

Extension Schema Document
101.CAL
Inline XBRL Taxonomy

Extension Calculation Linkbase Document
101.DEF
Inline XBRL Tax

onomy Extension Definition Linkbase Document
101.LAB
Inline XBRL Taxonomy

Extension Label Linkbase Document
101.PRE
Inline XBRL Taxonomy

Extension Presentation Linkbase Document
104
Cover Page Interactive Data File (formatted as Inline

XBRL and contained in Exhibit 101)

___________________________

Coronado Global Resources Inc.

Form 10-Q September 30, 2022

46
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: November 8, 2022