Form 10-K
period 2022-12-31
Coronado Global Resources Inc.
filed 2023-02-21
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-K
___________________________________________________
(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended
December 31, 2022
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
,
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

☐

No

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
☒
Accelerated filer
☐
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

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the
registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
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

any person whose shares

are not included

in such calculation

is an affiliate),

computed by reference

to the
price at which the

CDIs were last sold

on June 30,

2022, the last business

day of the

registrant’s most recently completed

second
fiscal quarter, as reported on the Australian Securities Exchange, was $
945,033,096
.
The total

number of

shares of

the registrant’s

common stock,

par value

$0.01 per

share, outstanding

on December

31, 2022,

including
shares of common stock underlying the issued and outstanding CDIs, was
167,645,373
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of

the registrant’s

proxy statement

to be

filed with

the Securities

and Exchange

Commission in

connection with

the registrants
2023 annual

meeting of

stockholders are

incorporated by

reference into

Part III

of this

Annual Report

on Form

10-K. Documents
incorporated by reference in this report are listed in the Exhibit Index of this Annual Report on Form 10-K.

Steel starts here.
Annual Report on Form 10-K for the year ended December 31,

2022.

Page
Number
PART I
Item 1.

Business
8
Item 1A.

Risk Factors
42
Item 1B.
Unresolved Staff Comments
75
Item 2.

Properties
76
Item 3.
Legal Proceedings
96
Item 4.
Mine Safety Disclosures
97
PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
98
Item 6.
[Reserved]
99
Item 7.

Management’s Discussion and Analysis of Financial Condition and Results
of Operations

100
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
116
Item 8.

Financial Statements and Supplementary Data
119
Item 9.
Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
161
Item 9A.
Controls and Procedures
162
Item 9B.
Other Information
164
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
164
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
165
Item 11.
Executive Compensation
165
Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
165
Item 13.
Certain Relationships and Related Transactions, and Director
Independence
165
Item 14.
Principal Accountant Fees and Services
165
PART IV
Item 15.
Exhibits, Financial Statement Schedules
166
Item 16.

Form 10-K Summary
170
SIGNATURES
171

Coronado Global Resources Inc. Form 10-K December 31,

2022

5
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

A net ton
is equivalent

to a

short ton,

or 2,000

pounds. In

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

and for

future tax regulations
and developments.

For

example, the

amendments

to

the coal

royalty

regime implemented

by the
Queensland State

Government in

Australia introducing higher

tiers to

the coal

royalty rates

applicable
to our Australian Operations;
•

severe

financial

hardship,

bankruptcy,

temporary

or

permanent

shut

downs

or

operational
challenges, due

to future

public health

crisis (such

as COVID-19

pandemic)

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

6
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
•

the risk that diversity in

interpretation and application of

accounting principles in the

mining industry
may impact our reported financial results; and
•

other risks and uncertainties described in Item 1A. “Risk

Factors.”
We

make

many

of

our

forward-looking

statements

based

on

our

operating

budgets

and

forecasts,

which

are
based upon

detailed assumptions.

While we

believe that

our assumptions

are reasonable,

we caution

that it

is
very difficult to

predict the impact

of known factors,

and it is

impossible for us

to anticipate all

factors that could
affect our actual results.
See Item 1A. “Risk Factors” and

elsewhere in this Annual Report

on Form 10-K for a more

complete discussion
of the risks

and uncertainties

mentioned above

and for

discussion of other

risks and

uncertainties we

face that
could

cause

actual

results

to

differ

materially

from

those

expressed

or

implied

by

these

forward-looking
statements.

Coronado Global Resources Inc. Form 10-K December 31,

2022

7
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
Furthermore, the forward

-looking statements

included in this

Annual Report on

Form 10-K

are made only

as of
the date hereof.

We undertake no

obligation to publicly

update or revise

any forward-looking statement as

a result
of new information, future events, or otherwise, except

as required by applicable law.
Forward-looking and

other statements

in this

Annual Report

on Form

10-K regarding

our GHG

reduction plans
and

goals

are

not

an

indication

that

these

statements

are

necessarily

material

to

investors

or

required

to

be
disclosed in our filings with the SEC. In addition, historical, current and forward

-looking GHG-related statements
may be based on standards for measuring

progress that are still developing, internal controls and

processes that
continue to evolve and assumptions that are subject to change in the future.

QLD Coal Rail
Abbot Point Coal Terminal
Newlands
Dalrymple Bay Coal Terminal (DBCT)
Hay Point Coal Terminal (HPCT)
Goonyella
Queensland
Bowen Basin
Curragh
Wiggins Island Coal
Export Terminal (WICET)
Blackwater
RG Tanna Coal
Terminal (RGTCT)
Moura

Coronado Global Resources Inc. Form 10-K December 31,

2022

8
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
consist

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
We

have

a

geographically

diverse

customer

base

across

a range

of

global

markets.

Major

consumers

of

our
seaborne Met coal in 2022 were located in high-growth Asian markets, Brazil and Europe. These consumers are
all major

global steel or

Met coke producers.

We are well-positioned

in the

key high-growth Asian

markets (Japan,
South

Korea

and

India)

as

sales

to

direct

end

users

in

the

region

represented

56.9%

of

our

total

revenue,
including Tata

Steel Limited, or Tata

Steel, which accounted for 19.4% of total revenue,

in 2022.
The

charts

below

show

our

direct

sales

by

geographic

region

in

2022

and

our

sales

volume

by

export

and
domestic coal sales in 2020, 2021 and 2022.

Coronado Global Resources Inc. Form 10-K December 31,

2022

9
23%
18%
12%
15%
10%
14%
5%
4%
Customer -FY2022

direct sales by coal revenue
Japan
India
South Korea
North America
South America
Europe
Australia
Other Asia countries
75%
25%
FY2020
Export Domestic
75%
25%
FY2021
Export Domestic
66%
34%
FY2022
Export Domestic
Sales volume by export and domestic coal sales
To

support our

operations, we

have proven

and probable

coal reserves

totaling

539 MMt

as of

December 31,
2022, 205 MMt and 334 MMt of which

are in Australia and the United States, respectively.

For more information
regarding our coal reserves, see Item 2. “Properties.”
History and Australian Public Offering
We were

founded in

2011

by our

current Chief

Executive Officer,

Mr.

Garold Spindler,

our then

President and
Chief

Operating

Officer,

Mr.

James

Campbell

and

a

private

equity

fund

affiliated

with

The

Energy &

Minerals
Group, or EMG, with the intention of evaluating, acquiring

and developing Met coal mining properties.

Prior to the initial public

offering,

Coronado Global Resources

Inc., was a wholly-owned subsidiary

of Coronado
Group LLC, which

is currently

owned by

funds managed

by EMG,

which we

refer to,

collectively,

as the

EMG
Group, and certain members of our management.
On

October 23,

2018,

we

completed

an

initial

public

offering

on

the

Australian

Securities

Exchange,

or

ASX,
which we refer to as the Australian IPO.
As of

December

31,

2022,

the

EMG Group

and

management

beneficially

owned

approximately

50.4%

of the
issued

and

outstanding

shares

of

our

common

stock

through

their

ownership

of

Coronado

Group LLC.

The
remaining 49.6%

was owned

by public

investors in

the form

of CDIs traded

on the ASX.

In addition,

Coronado
Group LLC

holds

one

share

of

preferred

stock

Series A,

par

value

$0.01

per

share,

of

the

Company,

or

the
Series A Share,

which is

the only

share of

preferred stock

issued and

outstanding. The

holder of

the Series
A

Group structure of the Coronado Global Resources Inc. Group

EMG CC HC LLC (DE)
EMG Coronado II HC LLC (DE)
EMG Coronado IV Holdings LLC (DE)
Coronado Mgmt.
EMG Coronado Strategic LP (DE)
17.98%
23.90%
48.22%
1.32%
8.59%
Coronado Group LLC (Delaware LLC)
ASX Investors
50.41%
49.59%
Coronado Global Resources Inc. (Delaware Corporation)
Coronado Coal Corporation (Delaware Closed Corporation)
Coronado Australia Holdings Pty Ltd (Australian Proprietary Limited)
Coronado II LLC (Delaware LLC)
Coronado Coal LLC (Delaware LLC)
Coronado IV LLC (Delaware LLC)
Coronado Curragh LLC (Delaware LLC)
Coronado Curragh Pty Ltd (Australian Proprietary Limited)
Coronado Finance Pty Ltd (Australian Proprietary Limited)
Mon Valley Minerals LLC (Delaware LLC)
Midland Trail Resources, LLC (West Virginia LLC)
Greenbrier Minerals, LLC (Delaware LLC)
Buchanan Minerals, LLC (Delaware LLC)
Buchanan Mining Company LLC (Delaware LLC)
Coronado VA, LLC (Delaware LLC)
Curragh Coal Sales Co Pty Ltd (Australian Proprietary Limited)
Curragh Queensland Mining Pty Ltd (Australian Proprietary Limited)
Coronado Coal II LLC (Delaware LLC)
Greenbrier Smokeless Coal Mining, LLC (Delaware LLC)
Matoaka Land Company, LLC (Delaware LLC)
Powhatan Mid-Vol Coal Sales, LLC (Delaware LLC)
JEP Mining LLC (Delaware LLC)

Coronado Global Resources Inc. Form 10-K December 31,

2022

10
Share

is

permitted

to

nominate

and

elect

members

of

our

Board

of

Directors

in

relation

to

the

amount

of

the
holder’s aggregate beneficial ownership of shares of our common stock.
Organizational Structure
The following chart shows our current organizational structure:
* Coronado Global Resources Inc. holds 100%

ownership interest in its subsidiaries, unless otherwise

stated.

Overview of Operations
Met Coal
Met coal is primarily

used in the manufacture of

coke, which is used

in the steel-making process, as

well as direct
injection into a blast furnace as a replacement for coke.
Sales of Met coal represented approximately 95.3% of our total coal revenues for the year ended December 31,
2022. Most of the Met coal

that we produce is sold, directly

or indirectly,

to steel producers. The steel

industry’s
demand

for

Met

coal

is

affected

by

several

factors,

including

the

cyclical

nature

of

that

industry’s

business,
geopolitical stability,

general economic conditions affecting

demand for steel, tariffs

on steel and steel products,
technological developments in the steelmaking process and the availability and cost of substitutes for steel, such
as aluminum,

composites and

plastics. We

compete based

on coal quality

and characteristics,

price, customer
service and support

and reliability of supply.

Seaborne Met coal

import demand, which

is most of our

business,
can be significantly impacted by the availability of indigenous coal production, particularly in the leading Met coal
import

countries

of

China

and

India,

among

others,

and

the

competitiveness

of

seaborne

Met

coal

supply,
including

from

the

leading

Met

coal

exporting

countries

of

Australia,

the

United

States,

Russia,

Canada

and
Mongolia,

among

others.
In

2022,

the

seaborne

Met

coal

market

was

considerably

volatile,

driven

by

supply
concerns in

key Met

coal

markets and

continued

trade flow

disruptions

due to

sanctions imposed

on Russian
coal imports following the Russian invasion of Ukraine.
Thermal Coal
Sales of thermal

coal represented approximately

4.7% of our

total coal revenues

for the year

ended December
31, 2022.

The thermal

coal we

produce is

predominantly a

byproduct of

mining Met

coal. The

thermal coal

we

Coronado Global Resources Inc. Form 10-K December 31,

2022

11
produce

is

sold,

directly

or

indirectly,

to

power

stations,

predominantly

Stanwell,

as

an

energy

source

in

the
generation

of

electricity.

Demand

for

our

thermal

coal

products

is

impacted

by

economic

conditions,
environmental regulations, demand for

electricity, including

the impact of energy efficient

products, and the cost
of electricity

generation

from

alternative

fuels.

Our

thermal

coal

products

primarily

compete

with

producers

of
other forms of electric generation,

including natural gas, oil, nuclear, hydro, wind, solar

and biomass, that provide
an alternative

to coal

use.
The Russian

invasion of

Ukraine impacted

global supply

dynamics

resulting in

Met
coal crossover trades into the thermal market caused

by increased thermal coal pricing.
Segments
In accordance with

Accounting Standards Codification, or

ASC, Topic 280,
Segment Reporting
, we have

adopted
the following reporting segments:
•

Australia; and
•

United States.
In addition, “Other and Corporate” is not determined

to be a reporting segment but is disclosed

for the purposes
of reconciliation to our Consolidated Financial Statements.
These segments are grouped based on geography and reflect how we currently monitor and report the results of
the business to

the Chief Executive

Officer who is

our chief operating

decision maker, or CODM.

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

crisis

and

allows

us

to

react

swiftly

and

decisively

to

changes

in

global
market demands.

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
Sanctions

and

bans

on

Russian

coal

resulted

in

European

countries

seeking

alternative

sources

which

also
resulted in Met coal cross trades in the thermal markets, as producers looked to benefit from the price arbitrage.
The low cost

nature of our

assets is a

function of the

quality of the

assets and the

available mine infrastructure
to extract our

reserves efficiently.

Being geographically

diverse allows us

to sell products

to our customers

in a
number of countries. This allows the sales team to leverage these relationships to provide value added solutions such as blends with third parties, which is margin accretive.
Our Met

coal production is

diversified across high

quality products,

such as

hard coking coal,

or HCC,

semi coking
coals,

or

SCC,

and

pulverized

coal

injection,

or

PCI,

coal

from

our

Australian

Operations,

and

significant
production of HCC, comprising high volatile content,

or High-Vol,

(including sub-category A of High-Vol

,

or HVA,
and sub-category B of High-Vol,

or HVB), coal with medium

volatile content, or Mid-Vol, and coal with low

volatile
content,

or

Low-Vol,

coals

from

our

U.S.

Operations.

This

broad

product

range

supports

a

wide

variety

of
customer

requirements

and

various

blending

opportunities,

being

valued

for

its

attractive

coke-making
characteristics.
The below charts

show Met

product ranges

for our Australian

Operations and

our U.S.

Operations for

the year
ended December 31, 2022.

Coronado Global Resources Inc. Form 10-K December 31,

2022

12
58%
8%
34%
Australia
HCC SCC PCI
68%
30%
2%
U.S.
Low Vol High Vol Mid Vol
We

have a

dedicated

global

marketing

team

that

generates

direct sales

for our

Met coal.

Our

customer

base
spans across a full

spectrum of key

global markets. We

sell directly to a

number of large,

high-quality and well-
known

companies

in

the

steel

industry

globally.

Many

of

our

core

customers

have

been

our

longstanding
customers for over 20 years,

and source our products as essential base load,

which translates into a long history
of contract

renewal for

such customers.

We are

a major

supplier to

tier one

steel mills

in Japan,

South Korea,
Taiwan,

India,

Europe,

Brazil,

North

America

and

China.

Given

the

quality

of

our

diverse

customer

base,

we
believe the

demand for

our products

is fundamentally

insulated across

all stages

of the

commodity cycle.

This
flexibility provides us the ability to take advantage of favorable market pricing as and where it arises.
2022 Coronado’s coal trade flows
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

Curragh also produces thermal

coal,

which is primarily sold domestically

under a
long-term contract with Stanwell, with a limited amount

being exported.

Coronado Global Resources Inc. Form 10-K December 31,

2022

13
94.7%
5.3%
FY22 Coal revenue mix -Australian
Operations
Met Thermal
Revenues from our Australian Operations represented

59.3% of our total revenue for the year ended December
31, 2022. See Item 2. “Properties” for more information regarding

Curragh.

For the year ended December 31, 2022, 65.3% of the total

volume of coal sold by our Australian Operations was
Met coal and 34.7% of the

total volume of coal sold

by our Australian Operations

was thermal coal, the majority
of which is sold to

Stanwell. For the year

ended December 31, 2022,

Curragh sold 6.3
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
high level of contract

coverage against planned production. In

2022,

substantially all of Curragh’s Met

coal export
sales were made under term contracts.
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
comprising coal wth High-Vol

(including HVA

and HVB), coal with Mid-Vol,

and coal with Low-Vol.
Sales from our U.S.

Operations to export

markets are typically

priced with reference

to a benchmark index.

We
generally sell our

seaborne coal through

intermediaries Free

on Rail (Incoterms

2010), or FOR,

and, therefore,
our realized price on FOR sales does not

include transportation to the seaborne port

or costs to transload into a
vessel. Consistent

with seaborne sales,

sales to North

American customers

are generally sold

on a FOR

basis
where the customer arrangers for and incurs the cost

of transportation to their facility.

A portion of our sales is

sold to North American steel and coke producers on annual contracts at fixed prices that
do

not

fluctuate

with

the

benchmark

index.

The

fixed-price

nature

of

these

annual

contracts

provides

us

with
visibility on our future revenues, as compared to spot sales or sales priced with reference to a benchmark index.
For 2023, we have entered into annual contracts to sell approximately 1.6 MMt Met coal to North American steel and coke producers.

During periods of

stable and rising

prices, we strive

to take advantage

of the spot

market.
Spot export contracts are negotiated throughout the year. Revenues from our U.S. Operations, in the aggregate, represented 40.7%
of our total revenue

for the year ended

December 31, 2022. See

Item 2. “Properties” for more
information regarding Buchanan,

Logan and the other mining properties that compose our

U.S. Operations.

Coronado Global Resources Inc. Form 10-K December 31,

2022

14
96.3%
3.7%
FY22 Coal revenue mix -U.S.
Operations
Met Thermal
0%
10%
20%
30%
40%
50%
60%
70%
80%
Xcoal Tata Top 5 Top 10
Top Customers by coal revenues
FY 22
FY 21
For the year ended December 31, 2022,

95.7% of the total volume of

coal sold by our U.S. Operations

was Met
coal and

4.3% was

thermal coal.

We sold

61.7% of

total Met

coal from

our U.S.

Operations into

the seaborne
Met coal markets for the year ended December 31, 2022.

Customers
We sell

most of our

coal to

steel producers,

either directly

or through

intermediaries, such

as brokers.

We also
sell

thermal

coal

to

electricity

generators

either

directly

or

through

intermediaries

such

as

brokers.

Major
consumers of our

seaborne Met

coal in 2022

were located

in India, China,

Japan, South

Korea, Taiwan,

Brazil
and Europe.

These consumers

are all

major global

steel or

Met coke

producers. The

majority of

our sales

are
made under contracts with terms of typically one year

or on a spot basis.

Tata

Steel
Our U.S. Operations

and Australian Operations

are parties to

Long Term

Coal Sale and

Purchase Agreements
with TS

Global Procurement

Company Pte

Ltd, or

Tata

Steel,

with ending

March 31,

2025. These

Long Term
Agreements provide for

the sale of a

minimum aggregate total

of 2.25 MMt of

coal per contract

year across the
Group, consisting of

certain specific quantities

of HCC, and

pulverized coal

injection, or PCI,

Coal.

The coal

is
sold Free on

Board (Incoterms 2020),

or FOB, priced

with reference to

benchmark indices and

the agreements
contain industry

standard terms

and conditions

with respect

to delivery,

transportation, inspection,

assignment,
taxes and performance failure.

Coronado Global Resources Inc. Form 10-K December 31,

2022

15
Xcoal
In 2022,

we

sold

1.9

MMt

of coal

to

Xcoal

Energy

Resources

LLC,

or Xcoal,

from

our U.S.

Operations.

Coal
revenues from Xcoal represented 28.4%
of coal revenues

from our U.S. Operations. Purchase orders with Xcoal
are entered

into primarily on

an ad hoc

(shipment-by-shipment) basis.

Xcoal, as

well as most

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

be

precisely

forecast.

The coal

that

we

supply

to Stanwell

constitutes

the

majority

of the

thermal

coal
production from Curragh. Our cost of supplying coal to Stanwell has been greater than the contracted price paid
by Stanwell during the year ended December 31, 2022 and

for prior years.

Under the CSA, we also

share part of the revenue earned from

export Met coal sales (from particular Tenements
(as defined below))

with Stanwell

through various

rebates. The

most material

rebate is

the export

price rebate,
which is linked to the realized export coal price for a defined

Met coal product, as follows:
•

For the

first 7.0 MMtpa

of export

coal sales: when

the 12-month trailing,

weighted-average realized export
coal price of Reference coal exceeds the Tier

1 Rebate Coal Floor Price, we pay a rebate

of 25% of the
difference between the realized export coal price and

the Tier 1 Rebate Coal Floor

Price.
•

For export

coal sales

above 7.0

MMtpa: when

the 12-month

trailing, weighted-average

realized export
coal price of Reference coal exceeds the Tier

2 Rebate Coal Floor Price, we pay a rebate

of 10% of the
difference between the realized export coal price and

the Tier 2 Rebate Coal Floor

Price.
The CSA also provides for:
•

a tonnage rebate to Stanwell per Mt on the first 7.0 MMtpa of export coal sales and on export coal sales
above 7.0 MMtpa; and
•

a rebate on run-of-mine, or ROM, coal mined in the Curragh “Pit U

East Area.”
The total Stanwell

rebate for the

year ended

December 31,

2022, was $166.0
million and has

been included in
the

Consolidated

Statements

of

Operations

and

Comprehensive

Income

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

of $155.2

million

(A$210.0

million)

as at

the

date

of

the

Supply
Deed,
using

a

contractual

pre-tax

discount

rate

of

13%

per

annum.

The

net

present

value

of

the

deferred
consideration

was

$243.2
million

as

of

December

31,

2022.

On

January

18,

2021,

the

Option

Coal

Supply
Agreement, or

the OCSA,

contemplated by

clause 5

of the NCSA

was entered

into, in

respect of

the supply

of
certain additional coal to Stanwell during the term of the

NCSA.

Coronado Global Resources Inc. Form 10-K December 31,

2022

16
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

—Liquidity and Capital Resources” for
additional information on our take-or-pay obligations.
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

2.5
MMtpa of capacity to WICET.

This contract is effectively

100% take-or-pay (for a

portion of the rail haulage

and
all capacity access charges). This agreement expires on June

30, 2030.
Port Services
Curragh exports coal

through two terminals

at the Port

of Gladstone, RGTCT

and WICET.

At RGTCT,

Curragh
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

shares

in

WICET

Holdings

Pty Ltd.

In addition,

we and

the

other

coal

producers

(or

shippers)

have
take-or-pay agreements with WICET Pty

Ltd and pay a terminal handling charge

to export coal through WICET,
which is

calculated

by reference

to WICET’s

annual operating

costs, as

well as

finance costs

associated with
WICET

Pty Ltd’s

external

debt

facilities.

Our

take-or-pay

agreement

with

WICET

Pty Ltd,

or

the

WICET

Coronado Global Resources Inc. Form 10-K December 31,

2022

17
Take

-or-Pay

Agreement,

provides

Curragh

with

export

capacity

of

1.5

MMtpa.

The

WICET

Take

-or-Pay
Agreement is an “evergreen”

agreement, with rolling ten-year

terms. If we inform

WICET Pty Ltd that we

do not
wish to continue to roll the term

of the WICET Take

-or-Pay Agreement, the term would

be set at nine years and
the terminal handling

charge payable

by us would

be increased so

that our

proportion of WICET

Pty Ltd’s debt
is amortized to nil by the end of that nine-year term.
Under

the

WICET

Take

-or-Pay

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

WICET Take

-or-Pay Agreement, we would

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

Take

-or-Pay
Agreements subsequently terminated, resulting

in the aggregate

contracted tonnage of shippers

decreasing from
27 MMtpa to 15.5 MMtpa.
Under the WICET Take

-or-Pay Agreement, we are required

to provide security (which is

provided in the form of
a bank guarantee). The amount of

the security must cover our estimated liabilities as

a shipper under the WICET
Take

-or-Pay Agreement for the following twelve-month period. If

we are in default under

the WICET Take-or-Pay
Agreement and

are subject

to a

termination payment,

WICET Pty Ltd

can draw

on the

security and

apply it

to
amounts

owing

by us.

See

Item 1A. “Risk

Factors—Risks

related to

our

investment

in

WICET

may adversely
affect our

financial condition

and results

of operations”

and Item 7.

“Management’s

Discussion and

Analysis of
Financial Condition

and Results

of Operations—Liquidity

and Capital

Resources”

for additional

information

on
our take-or-pay obligations.
U.S. Operations
Our

U.S.

Operations’

domestic

contracts

are

generally

priced

FOR

at

the

mine

with

customers

bearing

the
transportation costs from

the mine to the

applicable end user.

For direct sales to

export customers, we hold

the
transportation

contract

and

are

responsible

for

the

cost

to

the

export

facility,

and

the

export

customer

is
responsible

for

the

transportation/freight

cost

from

the

export

facility

to

the

destination.

A

portion

of

our

U.S.
export sales

are made

through Xcoal and

other intermediaries. For

these sales, Xcoal

or the

intermediary typically
take ownership of

the coal as

it is loaded

into the railcar. The intermediary

is responsible for

the rail transportation
and port costs.
Rail Services
Our U.S. Operations

are served by

Northfork Southern

and CSX Transportation

railroads. In

2022, we shipped
approximately 94.7% of our total shipments via rail from

our U.S. mining properties.
Northfork Southern

railroad serves

our Buchanan

mining property

and transports

Buchanan’s coal

to Lamberts
Point Coal

Terminal

Pier 6

and to

CNX Marine

Terminal

for export

customers and

to our

domestic customers
either directly

or

indirectly

via inland

river

dock

facilities

where

the coal

is transloaded

on

to

barges

and

then
transported to the customer’s facilities.
CSX

Transportation

railroad

serves

our

Logan

and

Greenbrier

mining

properties.

CSX

transports

Logan

and
Greenbrier’s coal to Kinder

Morgan Pier IX Terminal

or CNX Marine Terminal

or Dominion Terminal

Associates
(DTA)

for

export

customers

and

either

directly

to

the

customers

or

to

inland

river

dock

facilities

for

domestic
customers.

Coronado Global Resources Inc. Form 10-K December 31,

2022

18
Port Services
Norfolk

Southern’s

Lamberts

Point

Coal

Terminal

Pier

6

is

the

largest

coal

loading

facility

in

the

Northern
Hemisphere with 48 million tons

of annual export capacity

and is the main terminal

at Lamberts Point located

in
Norfolk, Virginia.

Kinder Morgan’s

Pier IX

is a

coal export

terminal with

an annual

export capacity

of 16

million
tons located in the Port of Hampton Roads in Newport

News, Virginia.
Our U.S. Operations have dedicated inventory capacity

and a take-or-pay obligation to transload one million

net
tons per

year through

Kinder Morgan’s

Pier IX

Terminal

to the

end of

March 2024.

On March

1, 2022,

we re-
assigned

700,000

net

tons

per

year

to

Xcoal

for

a

consideration,

reducing

our

dedicated

capacity

at

Kinder
Morgan’s Pier IX Terminal

to 300,000 net tons per year to March 2024. On November 1, 2022,

we extended our
arrangement with Kinder Morgan from April 2024 to March 2027,

with an option to extend for an additional three
years, for a dedicated inventory

capacity and take-or-pay obligation

to transload 650,000 net tons

per year.

Our
U.S. Operations also have alternate port access through CNX Marine Terminal which is a transshipping terminal at the Port of Baltimore owned by CONSOL Energy.
Suppliers
The principal

goods we

purchase

in support

of our

mining activities

are mining

equipment, replacement

parts,
diesel fuel, natural gas, ammonium-nitrate

and emulsion-based explosives, off

-road tires, steel-related products
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

coal preparation plants,

or CPPs, and

rail loading and

blending facilities. Obtaining

and
repairing these

major pieces

of equipment and

facilities often

involves long

lead times.

We strive

to extend

the
lives of existing equipment and facilities through maintenance practices and equipment rebuilds in order to defer the requirement for larger capital purchases. We use our global leverage with major suppliers to support security
of

supply

to

meet

the

requirements

of

our

active

mines.

See

Item 2.

“Properties”

for

more

information

about
operations at our mining properties.
We use

contractors

and other

third parties

for exploration,

mining and

other services,

generally,

and rely

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
predominantly by

world markets,

which are

affected by

numerous factors

beyond our

control, including

but not
limited to:

•

general global, regional and local economic activity;
•

changes in demand for steel and energy;
•

industrial production levels;
•

short-term constraints, including weather incidents;
•

changes in the supply of seaborne coal;
•

technological changes;
•

changes in international freight or other transportation infrastructure rates and costs;
•

the costs of other commodities and substitutes for coal

;
•

market changes in coal quality requirements;

Coronado Global Resources Inc. Form 10-K December 31,

2022

19
•

government regulations which restrict, or increase the

cost of, using coal;
•

tariffs

imposed

by

countries,

including

the

United

States

and

Australia,

on

the

import

of

certain

steel
products and any retaliatory tariffs by other countries

;

and
•

tax impositions on the resources industry,

all of which are outside of our control;
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

Coronado’s environmental

sustainability initiatives

and strategy are

discussed further

in our 2021

Sustainability
Report

published

on

May

10,

2022,

which

can

be

found

on

our

website

at
www.coronadoglobal.com/sustainability/

.

Nothing

on

our

website,

including

our

2021

Sustainability

Report

or
sections thereof,

shall be

deemed

incorporated by

reference

into this

Annual Report

on Form

10-K. Our

2022
Sustainability Report is expected to be available in May

2023.

Climate change

We believe that

climate change is

a complex challenge

that requires action

at all

levels of

society. Climate change
can

heighten

existing

physical

and

non-physical

impacts

and

risks

and

introduce

new

ones

that

can

affect
business performance in the near and long-term.
While our operations

are recognized as

vital contributors to

the communities and

economies in which

we operate,
we acknowledge that

our mining activities

create Greenhouse

Gas (GHG)

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
partners to

support, develop

and introduce

new coal

production and

energy-generation technologies,

that help
reduce the environmental impact while continuing to meet

global energy and steel demands.
Our Australian

Operations operate

under an

Environmental Management

System, or

EMS, in

accordance

with
ISO 14001 that contains set

plans and procedures to ensure

all environmental commitments are

met. The EMS
is

used

as

a

tool

to

uphold

our

Australian

Operations’

Environmental

Policy

and

integrate

environmental
compliance into

all facets

of the

business. Our

Australian Operations

disclose GHG

Scope 1

and 2

emissions
annually to the Clean Energy Regulator under the National Greenhouse and Energy Reporting Scheme.

Coronado Global Resources Inc. Form 10-K December 31,

2022

20
Our

U.S.

Operations

undergo

detailed

internal

inspections

as

well

as

rigorous

evaluations

by

both

state

and
federal inspectors

on a

regular basis.

Our U.S.

Operations

disclose GHG

Scope 1

and 2

emissions, including
fugitive emissions

(methane),

for the

facilities

required

to report

their

emissions

annually

to the

United

States
Environmental Protection Agency.

Our

operations

are

currently

focused

on

implementing

reporting

improvements,

identifying

opportunities

for
reducing

emissions

on

a

per

ton

of

production

basis

and

benchmarking

ourselves

against

our

peer

group.
Coronado launched its first set of GHG targets

in 2022 and has committed to targeting reductions

in its Scope 1
and 2 emissions by 30% by 2030.

Emissions

reduction

estimates

to 2030

have

been evaluated

based

on improvements

that

can reasonably

be
expected using

technologies

currently available.

Detailed

analysis to

determine

economic

viability of

available
technologies has not been considered.
The target reduction of 30% by 2030

is based in the current mine plans for Coronado's

Curragh and U.S. mines
and

is

not

expected

to

be

a

linear

reduction.

As

we

address

our

material

areas

of

impact

including

emission
reductions and opportunities, the need for mitigation technologies are likely to increase.
We are

also evaluating

a range

of potential

projects that

could have

a positive

impact on

our emissions

profile
including options for

energy generation from

solar,

wind and gas

along with on-grid

solutions. For example,

we
began a project to understand and define gas reservoirs at Curragh with gas production drilling that commenced in

the

fourth

quarter

of

2022.

This

project

will

continue

into

2023

with

well

completion

and

an

anticipated
downstream trial of running gas converted haul trucks using the incidental coal seam gas from our operations as a diesel substitute.

Similarly, on July 27,

2022, we

officially commissioned the

Buchanan Ventilation Air Methane,

or VAM, abatement
project

on

vent

shaft

16

at

our

U.S.

Operations.

The

project

utilizes

the

latest

technology

to

convert

fugitive
methane

gas

emissions

to

carbon

dioxide.

The

goal

of

this

project

is

to

reduce

the

Buchanan

mine

methane
emissions

by

approximately

22

times

and

reduce

total

emissions

from

the

mine

by

61%

by

2030.

The

initial
performance

from

the

VAM

unit

is

encouraging

with

the

project

achieving

94%

emission

reduction

efficiency.
While Coronado

is also

exploring other

projects to

reduce its

carbon footprint,

if the

VAM projections are achieved,
it may alone result in the Company meeting their target

reduction by 2030.
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

Increasingly, both foreign and domestic banks, insurance companies and large investors are curtailing or ending their financial

relationships with

fossil fuel-related

companies. This

has or

is likely

to continue

to have

adverse
impacts on the liquidity and operations of coal producers.
Additionally, federal,

state and international GHG and climate

change initiatives, associated regulations or

other
voluntary commitments

to reduce

GHG emissions

could significantly

increase the

cost of

coal

production

and
consumption, increase costs as

a result of

regulations requiring the installation

of emissions control technologies,
increase expenses associated with

the purchase of emissions reduction

credits to comply with future

emissions
trading

programs,

or

significantly

reduce

coal

consumption

through

implementation

of

a

future

clean

energy
standard. Such

initiatives and

regulations could

further reduce

demand or

prices for

our coal

in both

domestic
and international markets,

could adversely affect

our ability to

produce coal and

to develop our

reserves, could
reduce the value

of our coal

and coal reserves, and

may have a

material adverse effect on

our business, financial
condition and results of operations.
On November 20, 2022,

the Sharm el-Sheik

Conference of Parties 27,

or COP27, maintained

language around
fossil fuels from

Glasgow Conference of Parties

26, which called

on governments to accelerate

the dissemination
of technologies,

and

the adoption

of

policies, to

transition

toward

a low-emission

energy system,

including

by
accelerating the

phasedown of

unabated coal

power,

that is

coal power

that does

not include

the capture

and
storage of carbon dioxide emission and phase-out inefficient fossil fuel subsidies.

Coronado Global Resources Inc. Form 10-K December 31,

2022

21
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
all people and

where our core

values of collaboration,

accountability,

respect and excellence

are demonstrated
in everything that we do.
In 2022, a number of initiatives were undertaken to enhance our culture, increase our ability to attract and retain
the workforce we

need, and to

continue to drive

our desire to

build safe, high-performing

teams. This has

included
extensive efforts to gather feedback from our

employees and contracting partners through surveys, focus groups
and

team

empowerment

sessions.

Following

analysis

of

the

feedback,

priorities

were

identified,

and

cultural
programs designed to

bridge gaps between

current and desired

cultural states were

developed and implemented.

Worldwide we had 1,735
employees as of December 31, 2022.

In addition, as of December 31,

2022, there were
2,326 contractors supplementing the permanent workforce,

primarily at Curragh.
As of

December 31,

2022, approximately

11.5%

of our

total employees,

all at

our Australian

Operations, were
covered by a single, federally-certified collective Enterprise Agreement, or the EA, for specified groups of mining
and maintenance

employees.

In May

2019, the

Australian Fair

Work Commission

approved the

Curragh Mine
Enterprise Agreement 2019. This EA has

a nominal expiration date of May 26,

2022 and will remain in

place until
replaced

or

terminated

by

the

Fair

Work

Commission.

We

have

been

negotiating

with

employee

bargaining
representatives for a replacement EA

since March 2022. Those negotiations

continue in good faith

with the intent
of reaching an agreement as soon as practicable. Our U.S. Operations employ a 100% non-union labor force.
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

The 12-month

rolling average

Total

Reportable Injury

Frequency Rate

(“TRIFR”) as

of December

31, 2022

for
our Australian Operations was 3.92 and

the Total Reportable Incident Rate (“TRIR”) for 12-month rolling average as of

December

31, 2022

for our

U.S. Operations

was

2.42. As

indicated

in the

graphs below,

our Australian
Operations

outperformed

the

Queensland

industry

average

in

2021

and

2022

and

our

U.S.

Operations
outperformed the U.S. national average in

2021 and 2022. We strive to

ensure that we continue to

provide a safe
operating environment for all employees and contractors.

Coronado Global Resources Inc. Form 10-K December 31,

2022

22
0
4
8
12
2022 Australian Operations

(TRIFR)
Australian Operations Industry
1
2.5
4
2022 U.S. Operations (TRIR)
U.S. Operations Industry
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
As at December 31, 2022:
•

in the United States, just over 6% of Senior Managers

were female.
•

in Australia, almost 30%

of employees at a General

Manager, Senior

Manager and Senior Professional
level were female, an increase of approximately 2% from December

31, 2021.
•

7% of our global workforce was female.
•

58.8% of all employees were between the ages of 30 and 50

years old.
Attracting and retaining the right people
We continued

to focus our

efforts on

recruiting trainees

and other entry

level roles. We

have also implemented
the following initiatives:

•

Comprehensive training, performance and leadership development programs.
•

Competitive and flexible remuneration structure.
In

2022,

our

total

rolling

turnover

rate

was

16.0%

and

16.7%

in

Australia

and

the

U.S.,

respectively,

and

our
voluntary

departure

rolling

turnover

rate

was

14.5%

in

both

Australia

and

the

U.S.

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

environmental

Coronado Global Resources Inc. Form 10-K December 31,

2022

23
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

In

2022,

the

Queensland

State

Government

in

Australia

amended

the

Mineral

Resources
Regulation

2013

(Qld)

introducing

additional

higher

tiers

to

the

coal

royalty

rates

effective

from

July

1,

2022,
increasing the royalty payable by our Australian Operations.
The new tiers applicable in calculating the royalty payable for our Australian Operations from July 1, 2022 are as set out below:
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

2022

24
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

In

October

2022,

the

Scheme

Manager

completed

the
assessment of the Annual Review Allocation for environmental authority number EPML00643713 and issued an
Annual

Review

Allocation

of

“Moderate”.

The

moderate

rating

resulted

in

Curragh

being

obliged

to

make

a
financial contribution to the Scheme of 2.75% of the ERC.

In January 2023, the Scheme Manager completed an
assessment of the Annual Review

Allocation for Environmental Authority Number EPVX00635313 and issued an
Annual

Review

Allocation

of “High”

in

respect

of

MDL162

requiring

Curragh

to

maintain

its historical

financial
assurance in respect of 100% of the ERC for Environmental

Authority Number EPVX00635313.
The Financial Provisioning Act also requires

for a Progressive Rehabilitation and

Closure Plan, or a PRCP,

with
respect

to

mined

land.

This

requirement

will

be

integrated

into

the

existing

EA

processes

for

new

mines,
minimizing the

regulatory burden

on government

and industry.

All mining

projects carried

out under

a ML

that
make a site-specific

EA application will

be required to

provide a PRCP. If approved by

the administering authority,
a stand-alone PRCP

schedule will be

given to the

applicant together with

the EA. The

PRCP schedule will

contain
milestones

with

completion

dates

for

achieving

progressive

rehabilitation

of

the

mine

site.

The

Financial
Provisioning Act provided

transitional arrangements for three years

for the application of the PRCP

requirement
to

existing

mines.

The

requirement

for

a

PRCP

commenced

on

November

1,

2019,

or

the

PRCP

start

date,
however all existing mining operations only transition into the PRCP framework once a transition notice is issued
by the relevant government department. Curragh was issued with a transition notice with respect to its PRCP. Its
application

for

a

proposed

PRCP

was

received

by

the

administering

authority

on

October

20,

2022.
The
administering

authority

has

requested

the

Company

provide

further

information

to

assess

the

application

by
August 28, 2023.
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
•

causing serious or material environmental harm;
•

causing environmental nuisance;

Coronado Global Resources Inc. Form 10-K December 31,

2022

25
•

depositing proscribed water contaminants in waters and related matters; and
•

placing contaminants where environmental harm or nuisance

may be caused.
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
We

also

hold

a

range

of

subsidiary

EAs

for

our

Australian

Operations.

See

“—Mining

Rehabilitation
(Reclamation) ” above
for more information regarding the Financial Provisioning

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

have

been

granted

a

regional

interest

development

approval

for

the

“Curragh

Expansion

Project”

(for
ML700006,

ML

700007

and

ML700008),

which

is

subject

to

regional

interest

conditions,

such

as

mitigation.
Certain protection conditions

are also imposed

on us with respect

to ML 80171,

which includes an

obligation to
provide mitigation in the event that strategic cropping land is impacted by future operations.

Coronado Global Resources Inc. Form 10-K December 31,

2022

26
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
additional Tenements

—ML 700006,

ML 700007,

ML 700008

and ML 700009

(EPBC Act

referral 2015/7508)—
as

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
•

ensure that the risk to coal mine workers while at the

operator’s mine is at an acceptable level;
•

audit and review the

effectiveness and

implementation of the

safety and health

management system to
ensure the risk to persons is at an acceptable level;
•

provide

adequate

resources

to

ensure

the

effectiveness

and

implementation

of

the

safety

and

health
management system;
•

ensure the

operator’s own

safety and

health and

the safety

and health

of others

is not

affected by

the
way the operator conducts coal mining operations;
•

not carry

out an

activity at

the coal

mine that

creates a

risk to

a person

on an

adjacent or

overlapping
petroleum authority if the risk is higher than an acceptable level of risk;
•

appoint a site senior executive for the mine;
•

ensure the site senior

executive develops and

implements a safety

and health management

system for
all people at the mine;
•

ensure the

site senior

executive develops,

implements

and maintains

a management

structure for

the
mine that helps ensure the safety and health of persons

at the mine; and
•

not operate the coal mine without a safety and health

management system for the mine.
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

27
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

(Cth)
The National Greenhouse and Energy Reporting Act 2007 (Cth) imposes requirements for both foreign and local corporations whose carbon dioxide production, greenhouse gas, or GHG, emissions and/or energy consumption meets

a

certain

threshold

to

register

and

report

GHG

emissions

and

abatement

actions,

as

well

as

energy
production

and

consumption

as

part

of

a

single,

national

reporting

system.

The

Clean

Energy

Regulator
administers

the

National

Greenhouse

and

Energy

Reporting

Act

2007

(Cth),

and

the

Department

of

Climate
Change, Energy, the

Environment and Water is responsible

for related policy developments and review.
In accordance with Safeguard Mechanism under this

legislation, Curragh has been a assigned

a baseline for its
covered emissions

(Scope

1) and

we must

take steps

to keep

our emissions

at or

below the

baseline or

face
penalties.

The

Australian

federal

government

is

currently

reviewing

the

Safeguard

Mechanism

and

proposed
reforms are under public consultation.
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

“—
Human Capital Disclosures” above.
Regulatory Matters—United States
Federal,

state

and

local

authorities

regulate

the

U.S.

coal

mining

industry

with

respect

to

matters

such

as
employee

health

and

safety,

protection

of

the

environment,

permitting

and

licensing

requirements,

air

quality
standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after
mining

has

been

completed,

the

discharge

of

materials

into

the

environment,

surface

subsidence

from
underground mining and the effects

of mining on groundwater quality

and availability.

In addition, the industry is
affected

by significant

requirements

mandating

certain

benefits for

current

and

retired

coal miners.

Numerous
federal,

state

and

local

governmental

permits

and

approvals

are

required

for

mining

operations.

Because

of
extensive and

comprehensive

regulatory

requirements,

violations during

mining

operations

occur from

time

to
time in the industry.

The summary below is a

non-exhaustive summary of material

legislation that applies to our
U.S. Operations. Although

this summary

focuses on federal

laws, most states

(including Virginia,

West Virginia
and Pennsylvania) have

their own regulatory

schemes that either

mirror federal laws

or create additional

layers
of regulation.
Clean Air Act of 1970
The U.S.

Clean Air

Act of

1970, or

the CAA,

regulates airborne

pollution that

may be

potentially detrimental

to
human

health,

the

environment

or

natural

resources.

The

CAA

and

comparable

state

laws

that

govern

air
emissions affect U.S. coal mining operations bo

th directly and indirectly.

Coronado Global Resources Inc. Form 10-K December 31,

2022

28
Direct impacts

on coal

mining and

processing operations

may occur

through the

CAA permitting

requirements
and/or

emission

control

requirements

relating

to

particulate

matter,

or

PM,

nitrogen

dioxide,

ozone

and

sulfur
dioxide,

or

SO
2
.

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

and SO
2
. It is possible

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

coal

fired

electric

power

generating

facilities.

Over

time,

the

EPA

has
promulgated or proposed CAA

regulations to impose more

stringent air emission standards

for a number

of these
coal-burning industries, especially the power

generation sector.

While the EPA

under the Trump Administration
moved toward repealing or loosening

some of those regulations, the Biden

Administration has moved to restore
some regulations, such as those governing mercury emissions . This is particularly the case for greenhouse gas
emissions from coal-fired electric generating facilities,

as President Biden has called for bringing the U.S.

power
sector to zero

greenhouse gas emissions

by 2035. However,

in 2022, the United

States Supreme Court

limited
the

ability

of

EPA

to

regulate

air

emissions

through

“beyond

the

fence

line”

regulations.

Collectively,

CAA
regulations and uncertainty

around future CAA

requirements could reduce

the demand for coal

and, depending
on the

extent of

such reduction,

could have

a material

adverse effect

on our

business, financial

condition and
operations.
NAAQS Revisions
.

The CAA

requires the

EPA

to periodically

review and,

if appropriate,

revise the

NAAQS to
ensure protection of

public health.

In recent years,

the EPA

has reviewed the

NAAQS for PM,

ozone and SO
2
.

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

SIPs
to be

developed and

filed with

the EPA

and may

trigger additional

control technology

for mining

equipment

or
coal-burning facilities,

or result

in additional

challenges to

permitting and

expansion efforts.

This could

also be
the case

with

respect

to

the

implementation

of

any

new

requirements

triggered

by any

future,

more

stringent
NAAQS for nitrogen

oxide and SO
2
, although the

EPA

promulgated a final

rule on March

18, 2019 that

retains,
without revision, the existing NAAQS for SO
2

of 75 parts per billion average over an hour.
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

29
particle

pollution

in

downwind

states.

Following

litigation

in the

D.C. Circuit

and

U.S. Supreme

Court,

the first
phase of

the nitrogen

oxide and

SO2 emissions

reductions required

by CSAPR

commenced in

January 2015;
further reductions of both pollutants in the second phase

of CSAPR became effective in January 2017.

EPA

subsequently

published

the

CSAPR

Update

Rule

in

2016,

seeking

to

impose

nitrogen

oxide

emissions
reductions in

22 upwind

states subject

to CSAPR.

Subsequently,

in 2018,

EPA

published the

CSAPR Close-
Out, which found

that it would

not it would

not be feasible

to impose cost-effective

emissions on twenty

upwind
states before 2023,

which was two

years after

the CAA-mandated

2021 deadline

for states to

bring their

areas
of “severe”

nonattainment into

compliance with

the 2008

NAAQS.

Both the

CSAPR Update

Rule and

CSAPR
Close-Out

were

subject

to

legal

challenges

and

each

was

ultimately

vacated

by

the

United

States

Court

of
Appeals for the D.C. Circuit.

On March 15,

2021, EPA

finalized a rule

update that requires

additional emissions

reduction of nitrogen

oxides
from power plants in

twelve states.

Additional emission reduction

requirements in these

states could adversely
affect the demand for coal.

On April

30,

2021,

EPA

finalized

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

indicated

that

it

would

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
gas HAPs, non-mercury HAP

metals and organic

HAPs. The rule

provided three years

for compliance with

MACT
standards and

a possible

fourth year

if a

state permitting

agency determined

that such

was necessary

for the
installation of

controls. Although

the MATS

rule

has been

and continues

to be

the subject

of EPA

review

and
litigation, it remains

in effect and

has contributed to the

need for many coal-fired

power plants to install

addition
pollution controls, convert to natural gas, or retire.
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

30
Clean Power Plan and Affordable Clean Energy, or ACE . In 2014, the EPA proposed a sweeping rule, known as the “Clean

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

In addition

to potential

CAA regulatory

changes, it

is possible

that other

future

international,

federal and

state
initiatives

to

control

greenhouse

gas

emissions

could

increase

costs

associated

with

coal

production

and
consumption,

such

as

costs

for

additional

controls

to

reduce

carbon

dioxide

emissions

or

costs

to

purchase
emissions reduction

credits to

comply with

future emissions

trading programs.

Future regulation

in the

United
States could

occur pursuant

to future

treaty commitments,

new domestic

legislation or

regulation

by the

EPA.

On

February

19,

2021,

the

United

States

rejoined

the

international

climate

agreement

reached

at

the

United

Coronado Global Resources Inc. Form 10-K December 31,

2022

31
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

visibility benefits. SIPs were

required by July 31,

2021.

On August 30, 2022

EPA
issued a final action finding

that 15 states had failed

to meet the July 31,

2021 deadline.

Such failure triggers a
two

year

deadline

for

EPA

to

promulgate

a

Federal

Implementation

Plan

unless

the

states

submits

and

EPA
approves a SIP that

meets the applicable requirements.

If states adopt SIPs

with more stringent requirements,
demand for coal could be affected.
New Source

Review,

or NSR
. Pursuant

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

32
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

whether two nominally

separate modifications to

existing facilities

should be

considered in

a single
NSR applicability analysis.

While these changes have

the potential to reduce

NSR permitting burdens for

coal-
fired power plants and other coal-burning

facilities, the Biden Administration has reversed some policies adopted by the Trump Administration and may seek

to tighten NSR regulations and guidance.
Coke Ovens.

Coke Oven

Batteries and

Coke Ovens:

Pushing, Quenching,

and Battery

Stacks are

two source
categories

regulated

by

the

CAA.

The

initial

technology-based

standards

for

Coke

Oven

Batteries

were
promulgated

by

EPA

in

1993.

In

2003,

EPA

issued

technology-based

standards

for

Coke

Ovens:

Pushing,
Quenching,

and Battery

Stacks.

In 2005,

EPA

revised

the technology

-based standards

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
regulations promulgat

ed under

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

refuse fills,

and other

similar structures,

may result

in

impacts

to

waters

of the

United

States,
including wetlands, streams

and, in certain

instances, man-made conveyances that

have a hydrologic

connection
to such streams

or wetlands. Under

the CWA,

coal companies are

also required to

obtain a Section

404 permit
from

the

USACE

prior

to

conducting

certain

mining

activities,

such

as

the

development

of

refuse

and

slurry
impoundments, fresh water impoundments,

refuse fills and other similar

structures that may affect

waters of the
United

States,

including

wetlands,

streams

and,

in

certain

instances,

man-made

conveyances

that

have

a
hydrologic connection

to streams

or wetlands.

The USACE

is authorized

to issue

general “nationwide”

permits
for specific

categories of

activities

that are

similar in

nature and

that are

determined

to have

minimal adverse
effects on

the environment.

Permits issued

pursuant to

Nationwide Permit

21, or

NWP 21,

generally authorize
the

disposal

of

dredged

and

fill

material

from

surface

coal

mining

activities

into

waters

of

the

United

States,
subject to certain restrictions. Since

March 2007, permits under

NWP 21 were reissued

for a five-year period

with
new

provisions

intended

to

strengthen

environmental

protections.

There

must

be

appropriate

mitigation

in
accordance

with

nationwide

general

permit

conditions

rather

than

less

restricted

state-required

mitigation
requirements,

and

permit

holders

must

receive

explicit

authorization

from

the

USACE

before

proceeding

with

Coronado Global Resources Inc. Form 10-K December 31,

2022

33
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

Court decision, the EPA
and USACE published

a final rule

to postpone the

adoption of CWR

and maintain

the status quo

(the pre 2015
rule)

through

February

6,

2020

pending

the

agencies’

review

of

the

CWR.

Multiple

states

and

environmental
groups have filed challenges to this

delay. On

August 16, 2018, the federal court

in South Carolina enjoined the
February 6, 2018 rule, effectively reinstating

the CWR in Virginia and

Pennsylvania (where we have operations)
and in 24 other states.
On April

21, 2020,

the EPA

and the

USACE published

the Navigable

Waters

Protection Rules,

or the

NWPR.
The

NWPR

revises

the

definition

of

waters

of

the

United

States,

replacing

the

CWR.

The

NWPR

shrinks

the
agencies’ jurisdiction, particularly

as it relates to tributaries

and adjacent waters. The

NWPR went into effect

on
June 22, 2020.

The NWPR was

enjoined in Colorado,

but this decision

was overturned by

the Tenth Circuit Court
of Appeals. On January 18, 2023,

the EPA and the USACE published a final rule redefining “waters of the United
States.” The new

definition reflects

certain aspects

of the pre-2015

definition as well

as consideration

of recent
Supreme Court decisions.

It enlarges the agencies’ jurisdiction over waters as compared to the NWPR.
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

On

January

24,

2022,

the

United

States

Supreme

Court

agreed

to

hear

a

case

that

could

undermine

key
provisions of the January 18, 2023 final rule.

A decision is expected by June 2023.

Litigation of the definition of
waters of

the United

States is

likely to

continue.

Uncertainty surrounding

the definition

of waters

of the

United
States remains, including what impact it may have on our operations.
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

are unlawful and vacated

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

34
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
•

performance (both during operations and during reclamation);
•

permitting

(applications

must

describe

the

pre-mining

environmental

conditions

and

land

use,

the
intended mining and reclamation standards, and the post-mining use);
•

financial assurance (SMCRA

requires that mining companies

post a bond sufficient

to cover the cost

of
reclaiming the site,

and the

bond is not

released until

mining is

complete, the

land has

been reclaimed
and the OSM has approved the release);
•

inspection and enforcement (including the issuance of notices of violation and the placement of a mining
operation,

its

owners

and

controllers

on

a

federal

database

known

as

the

Applicant

Violator

System,
meaning that such person or entity is blocked from obtaining future mining permits); and
•

land restrictions (SMCRA prohibits surface mining on certain lands and also allows citizens to challenge
surface mining operations on the grounds that they will cause a negative environmental impact).
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

35
These

regulations

define

certain

relationships,

such

as

owning

over

50%

of

stock

in

an

entity

or

having

the
authority to determine the manner in which the entity conducts mining operations, as constituting ownership

and
control. Certain other relationships are presumed to constitute ownership or control, including among others, the following:
•

being an officer or director of an entity;
•

being the operator of the coal mining operation;
•

having the ability to commit the financial or real property assets or working resources of the permittee or operator; and
•

owning of record 10% or more of the mining operator.
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

must
submit

a

bond

or

other

form

of

financial

security

to

guarantee

the

performance

of

reclamation

bonding
requirements.
SMCRA provides for three

categories of bonds: surety

bonds, collateral bonds and

self-bonds. A surety bond

is
an

indemnity

agreement

in

a

sum

certain

payable

to

the

regulatory

authority,

executed

by

the

permittee

as
principal and

which

is supported

by the

performance

guarantee of

a surety

corporation.

A collateral

bond can
take

several

forms,

including

cash,

letters

of

credit,

first

lien

security

interest

in

property

or

other

qualifying
investment securities.

A self-bond

is an indemnity

agreement in

a sum

certain executed

by the permittee

or by
the permittee

and any

corporate guarantor

made payable

to the

regulatory authority.

For our

U.S. Operations,
we meet our reclamation bonding requirements by posting surety bonds and participation in the Commonwealth
of Virginia bond pool. Our total amount of reclamation surety bonds outstanding was approximately $28.5 million as of December 31, 2022. The surety

bond requirements for a mine represent the

calculated cost to reclaim the
current operations if it ceased to operate in the

current period. The cost calculation for each surety bond must be completed according to the regulatory authority of each

state.
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

properties.

Coronado Global Resources Inc. Form 10-K December 31,

2022

36
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

non-
hazardous

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

The Biden

Administration’s

January 20, 2021

executive order

for review

of environmental

regulations indicated
that the

Biden

Administration will

review

environmental

regulations

affecting

the

management

and disposal

of
CCR. On January

11,

2022, the

EPA

announced that

it was

taking steps

to protect

groundwater from

coal ash
contamination, including

plans to

finalize a

federal permitting program

for the

disposal of

coal ash

and establishing
regulations for legacy coal

ash surface impoundments.

We cannot predict

at this time if and/or

when such rules
will go into effect.

Coronado Global Resources Inc. Form 10-K December 31,

2022

37
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
a

company

to

cease

operations

until

certain

conditions

are

corrected.

The

MINER

Act

requires

mine

specific
emergency

response

plans

in

underground

coal

mines,

implemented

new

regulations

regarding

mine

rescue
teams and sealing

of abandoned areas,

requires prompt

notification of mine

accidents, and

imposes enhanced
civil and criminal

penalties for

violations. Various

states also

have enacted

their own

new laws

and regulations
addressing many of these

same subjects. MSHA continues

to interpret and implement

various provisions of the
MINER Act, along with introducing

new proposed regulations and standards.

For example, the second phase

of
MSHA’s

respirable

coal

mine

dust

rule

went

into

effect

in

February

2016

and

requires

increased

sampling

Coronado Global Resources Inc. Form 10-K December 31,

2022

38
frequency and the use of continuous personal dust

monitors. In August 2016, the third and final phase of

the rule
became effective, reducing the overall respirable dust standard in coal mines from 2.0 to

1.5 milligrams per cubic
meter of air.

In the last several

years, MSHA has also

proposed regulations governing

respirable silica, and

the
exposure of miners to

underground diesel exhaust fumes, and

testing, evaluation, and approval of

electric motor-
driven mine equipment and accessories.

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

27, 2020, then-
President Trump extended the

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

1935
, or

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
costs. The Affordable Care

Act included a number of provisions

designed to reduce Medicare

expenditures and
the cost of

health care generally, to reduce fraud

and abuse, and

to provide access to

increased health coverage.
For example,

the law

prohibits insurers from

refusing to

cover preexisting

conditions, requires coverage

for certain

Coronado Global Resources Inc. Form 10-K December 31,

2022

39
types

of care,

and can

subject

certain large

employers

to a

shared responsibility

payment

if they

do not

offer
health coverage

to their

full-time employees.

The Affordable

Care Act

also created

government-run, taxpayer-
funded health insurance marketplaces (known as “Exchanges”).
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

that may change when a new
President takes office also contributes

to the uncertainty as

to how the

law will affect the

U.S. health care industry
and employers providing health coverage to their workers

.
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

non-
enforceable health goals.

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
this program

with

oversight

from the

Department

of the

Interior

if the

Department

of the

Interior

approves

the

Coronado Global Resources Inc. Form 10-K December 31,

2022

40
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

bird

species

to

which

MBTA

does

not

apply.

The

most

recent

list

of

all

nonnative,

human-
introduced bird species was published on April 16, 2020.
Since coal mining is

seen as an industry that

can threaten bird populations, coal operators

are required to ensure
that their

operations do

not negatively

impact migratory

birds, or

to take

mitigation measures.

Violations of

the

Coronado Global Resources Inc. Form 10-K December 31,

2022

41
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

2022

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
Some of these risks include:
•
Concerns about the environmental

impacts of coal combustion,

including possible impacts on

global climate
issues, are resulting in increased

regulation of coal combustion and coal

mining in many jurisdictions, which
could

significantly

affect

demand

for

our

products

or

our

securities

and

reduce

access

to

capital

and
insurance;
•
Demand for our Met coal is significantly dependent on the steel industry
;
•
We are subject

to extensive health and

safety laws and

regulations that could

have a material

adverse effect
on our reputation and financial condition and results of operations

;
•
In

times

of

drought

and/or

shortage

of

available

water,

our

operations

and

production,

particularly

at
Curragh, could

be negatively

impacted if

the regulators

impose restrictions

on our

water offtake

licenses
that are required for water used in the CPPs;
•
Our business may be adversely affected by the impact on the global economy due to, among other events,
the ongoing military conflict between Russia and Ukraine or other significant geopolitical tensions
;
•
Our business, financial

condition and results

of operations may

be adversely impacted

by global pandemics,
including the COVID-19 pandemic, or other widespread public

health concerns
;
•
Our profitability

depends upon the

prices we

receive for

our coal.

Prices for

coal are

volatile and

can fluctuate
widely based upon a number of factors beyond our control ;
•
We face increasing competition, which could adversely

affect profitability;
•
We may face restricted access to international markets

in the future
;
•
If transportation for our

coal becomes unavailable

or uneconomic for

our customers, our

ability to sell coal
could suffer;
•
Take-or-pay

arrangements within the coal industry could unfavorably

affect our profitability
;
•
A

decrease

in

the

availability

or

increase

in

costs

of

key

supplies,

capital

equipment,

commodities

and
purchased components, such as diesel

fuel, steel, explosives and

tires could materially and

adversely affect
our financial condition and results of operations ;
•
Defects

in

title

or

loss

of

any

leasehold

interests

in

our

properties

could

limit

our

ability

to

mine

these
properties or result in significant unanticipated costs;
•
We may be unable

to obtain, renew or

maintain permits necessary

for our operations, which

would reduce
coal production, cash flows and profitability;
• A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity ;
•
The existence

(or

claimed

existence)

of

native

title

on

land within

our

Australian

tenements

may impose
restrictions on the construction of our expansion activities and our continued operations;
•
Risks inherent to mining

operations could impact the amount

of coal produced, cause

delay or suspend coal
deliveries, or increase the cost of operating our business;
•
Our long-term success

depends upon our

ability to continue

discovering, or acquiring

and developing assets
containing, coal reserves that are economically recoverable ;
•
We

rely

on

estimates

of

our

recoverable

resources

and

reserves,

which

are

complex

due

to

geological
characteristics of the properties and the number of assumptions made
;

Coronado Global Resources Inc. Form 10-K December 31,

2022

43
•
Our profitability could be affected

adversely by the failure of

suppliers and/or outside contractors to perform;
•
Our

inability

to

replace

or

repair

damaged

or

destroyed

equipment

or

facilities

in

a

timely

manner

could
materially and adversely affect our financial condition and results of operations;
•

Our

ability

to

operate

effectively

could

be

impaired

if

we

lose

key

personnel

or

fail

to

attract

qualified
personnel;
•
We may not have adequate insurance coverage for

some business risks
;
•
Cybersecurity

attacks,

natural

disasters,

terrorist

attacks

and

other

similar

crises

or

disruptions

may
negatively affect our business, financial condition and results of operations;
•
Mining in the CAPP is more complex and

involves more regulatory constraints than mining in other areas of the U.S., which could affect our mining operations and

cost structures in these areas;
•
The

loss

of,

or

significant

reduction

in,

purchases

by

our

largest

customers

could

adversely

affect

our
revenues;
•
If a

substantial number

of our

customers fail

to perform

under our

contracts with

them, our

revenues and
operating profits could suffer;
•
If our ability

to collect payments

from customers is impaired,

our revenues and operating

profits could suffer;
•
Our existing

and future

indebtedness

may limit

cash

flow available

to invest

in the

ongoing

needs of

our
businesses,

which could

prevent

us from

fulfilling

our

obligations under

our senior

secured

notes, senior
secured asset-based

revolving credit agreement

in an initial

aggregate principal

amount of $100.0

million,
or

the

ABL

Facility

(more

fully

discussed

in

the

Management

Discussion

&

Analysis

Section

at

Item

7.
“Liquidity and Capital Resources), and other debt, and we may be forced to take other actions to satisfy our
obligations under our debt, which may not be successful

;
•
We adjust our capital structure from time to time and

may need to increase our debt leverage, which would
make us more sensitive to the effects of economic downturns

;
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
in material liabilities to us; and
•
We are subject to extensive

forms of taxation, which impose

significant costs on us,

and future regulations
and developments could increase those costs or limit

our ability to produce coal competitively;

Coronado Global Resources Inc. Form 10-K December 31,

2022

44
Environmental and Sustainability Risks
Concerns

about

the

environmental

impacts

of

coal

combustion,

including

possible

impacts

on

global
climate

issues,

are

resulting

in

increased

regulation

of

coal

combustion

and

coal

mining

in

many
jurisdictions,

which

could

significantly

affect

demand

for

our

products

or

our

securities

and

reduce
access to capital and insurance.
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

On November 20, 2022, the Sharm el-Sheik Conference of Parties 27, or COP27, continued discussions around fossil fuels from

Glasgow Conference of Parties

26, which called

on governments to accelerate

the dissemination
of technologies,

and

the adoption

of

policies, to

transition

toward

a low-emission

energy system,

including

by
accelerating the

phasedown of

unabated coal

power,

that is

coal power

that does

not include

the capture

and
storage of carbon dioxide emission and phase-out of inefficient fossil fuel subsidies.
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

45
We and

our customers

may also have

to invest

in carbon,

capture, usage

and storage

technologies in

order to
burn thermal

coal

and

comply

with

future

GHG

emission

standards.

The

potential

direct

and

indirect

financial
impact on us from future laws, regulations, policies and

technology developments may depend upon the degree
to which

any such

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

and results of operations.
For

additional

information

about

the

various

regulations

affecting

us,

see

Item 1.

“Business—Regulatory
Matters—Australia” and “Business—Regulatory Matters

—United States.”

Coronado Global Resources Inc. Form 10-K December 31,

2022

46
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
CPP.

This may

impact our

ability to

maintain current

production levels

without incurring

additional costs,

which
could adversely impact our operations and production.
Decreases in demand for

coal-fired electricity and changes

in thermal coal consumption

patterns of the
United States and Australian electric power generators could adversely affect our business.
In

addition

to

Met

coal,

our

Australian

Operations

and

U.S.

Operations

produce

some

thermal

coal.

Sales

of
thermal coal represented 34.7% of tons sold and 5.3%
of the total revenues of our Australian

Operations for the
year ended December 31, 2022.

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

47
For the

year ended

December 31,

2022, sales

of thermal

coal represented

4.3% of

tons sold

and 3.7%

of the
total

revenues

our

U.S.

Operations

for

the

year

ended

December

31,

2022.

As

such,

any

changes

in

coal
consumption by electric power generators in the United

States could impact our business over the long term.
While

power

generation

from

thermal

coal

remains

a

cost-effective

form

of

energy,

the

increasing

focus

on
renewable

energy

generation,

competition

from

alternative

fuel

sources,

such

as

natural

gas,

environmental
regulations and

the consequential

decline in

electricity generation

from fossil

fuels, is

expected to

result in

the
further decline

of coal-fired

electricity generation

due to

retirement of

coal-fired

capacity in

favor of

alternative
energy. The

low price of natural gas has resulted

in some U.S. electric power generators

increasing natural gas
consumption while decreasing coal consumption.

Further reductions in

the demand for

coal-fired electricity generation and

the growth of

alternative energy options,
such

as

renewables,

and

alternate

power

generation

technologies,

as

well

as

any

reduction

in

demand

for
electricity could materially reduce the demand for thermal coal, which may have a material adverse effect on our financial condition and results of operations.
Economic, Competitive and Industry Risks
Our

business

may

be

adversely

affected

by

the

impact

on

the

global

economy

due

to,

among

other
events,

the

ongoing

military

conflict

between

Russia

and

Ukraine

or

other

significant

geopolitical
tensions.
Global

markets

are

experiencing

volatility

and

disruption

following

the

geopolitical

tensions

and

the

military
invasion of Ukraine

by Russia. This

military conflict

has led to,

and may lead

to additional,

sanctions and

other
penalties being

levied by

the United

States, the

European Union

and other

countries against

Russia, Belarus,
the Crimea Region

of Ukraine and

the two separatist

republics in the

Donetsk and Luhansk

regions of Ukraine,
including expansive bans on imports and exports of

products to and from Russia.

We are unable

to predict

the extent and

duration of the

ongoing military conflict,

which could lead

to further market
disruptions, including

significant volatility

in commodity

prices, including

the coal we

sell and

fuel we purchase,
instability in the

financial markets, higher inflation,

supply chain interruptions, political and

social instability as well
as an

increase in

cyberattacks and

espionage. Further, sanctions, and

any other

measures, as

well as

the existing
and potential

further responses from

Russia or

other countries

to such

sanctions, could adversely

affect the global
economy and financial markets, which

could in turn have

an adverse impact on

our financial condition and

results
of operations or heighten other risks described in this

Item 1A, “Risk Factors”.
Our

business,

financial

condition

and

results

of

operations

may

be

adversely

impacted

by

global
pandemics, including the COVID-19 pandemic, or other

widespread public health concerns.
Global pandemics, including the COVID-19

pandemic, or other widespread public

health concerns could have an
adverse effect on our business, financial condition

and results of operations.

International, federal, state and local public health and governmental authorities’ mandates in response to global pandemics could require forced

shutdowns of our mines

and other facilities

in Australia and the

U.S. for extended
periods, restrict movement and the implementation of social distancing protocols and restrict travelling overseas
or

across

borders

(including

interstate),

affecting

a

number

of

our

normal

business

practices

and

operations.
These

restrictions

could

cause

disruptions

to

mining

operations,

manufacturing

operations

and

supply

chains
around the world.

The

extent and duration

of the impact

that global pandemics, including

the COVID-19 pandemic,

and other public
health concerns could have in our business and results of operations will depend on numerous factors out of our control that we may

not be able to

accurately predict and

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

48
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
•

the current market price of coal;
•

overall domestic and global economic conditions,

including inflationary conditions and the supply

of and
demand for domestic and foreign coal, coke and steel;
•

the consumption pattern of industrial consumers, electricity generators and residential users;
•

weather

conditions

in

our

markets

that

affect

the

ability

to

produce

Met

coal

or

affect

the

demand

for
thermal coal;
•

competition from other coal suppliers;
•

technological advances affecting the steel production

process and/or energy consumption;
•

the costs, availability and capacity of transportation infrastructure;

and
•

the impact

of domestic

and foreign

governmental policy,

laws and

regulations, including

the imposition
of tariffs, environmental

and climate change

regulations and

other regulations

affecting the

coal mining
industry,

including regulations and measures introduced in response

to the COVID-19 pandemic.
Met

coal

has

been

a

volatile

commodity

over

the

past

ten

years.

Recently,

in

the

second

quarter

of

2022,
seaborne prices reached record

levels with both the Australian

and U.S. Met coal

price indices exceeding $600
per Mt, largely as result of

supply concerns in key Met coal

markets and continued trade flow

disruptions due to
sanctions imposed

on Russia’s

coal imports

following Russian

invasion of

Ukraine. The

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
global pandemics or otherwise),

such competitive advantage

may have an adverse

impact on our ability

to sell,
or the

prices at

which we

are able

to sell

coal

products.

In addition,

some of

our competitors

may have

more
production capacity as well as greater financial, marketing, distribution and other resources than we do and may be subject to less stringent environmental and other regulations than we are.

Coronado Global Resources Inc. Form 10-K December 31,

2022

49
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
We may face restricted access to international markets

in the future.
Access to

international markets

may be

subject to

ongoing interruptions

and trade

barriers due

to policies

and
tariffs of individual

countries, and the

actions of certain

interest groups to

restrict the

import or export

of certain
commodities. For

example, the

current imposition

of tariffs

and import

quota restrictions

by China

on U.S.

and
Australian coal

imports respectively,

including the

ongoing suspension

of imports

of Australian

coal into

China,
may in

the future have

a negative impact

on our profitability. The timing

of any change

to these measures

remains
uncertain, and there can be no guarantee that other tariffs, import quota restrictions, bans or other trade barriers will not be imposed (whether as a result of geopolitical tensions or for other reasons), either by China or in other
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
•

disruptions due to weather-related problems;
•

key equipment or infrastructure failures;
•

industrial action;
•

rail or port capacity congestion or constraints;
•

commercial disputes;
•

failure to

obtain consents

from third

parties for

access to

rail or

land, or

access being

removed

or not
granted by regulatory authorities;
•

changes in applicable regulations;
•

failure or delay in the construction of new rail or port capacity;

and
•

terrorist attacks, natural disasters, the

impact from global pandemics, including

the COVID-19 pandemic,
or other events.

Coronado Global Resources Inc. Form 10-K December 31,

2022

50
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
rail capacity, even

if it

is not

utilized by

us or

other shippers. Although

the majority

of our

take-or-pay arrangements
provide security over minimum port and

rail infrastructure availability,

unused port or rail capacity can

arise as a
result

of

varying

unforeseen

circumstances,

including

insufficient

production

from

a

given

mine,

a

mismatch
between the timing of

required port and rail

capacity for a mine,

or an inability to

transfer the used capacity

due
to contractual limitations, such as

required consent of the provider of

the port or rail services,

or because the coal
must emanate from specified

source mines or

be loaded onto trains

at specified load

points. Paying for

unused
transport

capacity

could

materially

and

adversely

affect

our

cost

structures

and

financial

performance.

See
Item 7. “Management’s Discussion and

Analysis of Financial

Condition and Results of

Operations” for a

summary
of our expected future obligations under take-or-pay arrangements as of December 31, 2022.
A decrease in

the availability

or increase

in costs of

key supplies, capital

equipment, commodities

and
purchased components,

such as

diesel fuel,

steel, explosives

and tires

could materially

and adversely
affect our financial condition and results of operations.
Our mining operations require a reliable

supply of large quantities of fuel,

explosives, tires, steel-related products
(including

roof

control

materials),

lubricants

and

electricity.

The

prices

we

pay

for

commodities

are

strongly
impacted by the global

market. In situations where

we have chosen to

concentrate a large portion

of purchases
with one supplier, it has been to take

advantage of cost savings from larger volumes of

purchases and to support
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

51
Prices

for equipment,

materials,

supplies

and employee

labor

contractor

services

increased during

2022,

and
could

continue

to

increase

in

2023

and

beyond.

Long-term

inflationary

pressures

may

result

in

such

prices
continuing to

increase

more quickly

than expected.

Inflation increases

costs for

materials, labor

and services,
and we

may be

unable to

secure these

resources on

economically acceptable

terms or

offset such

costs with
increased revenues, operating efficiencies,

or cost savings, which may adversely

impact our financial condition,
results of operations, liquidity,

and cash flows.
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

52
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

53
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
labor

in

the

Australian

and

U.S.

mining

industries

(including,

but

not

limited

to,

ongoing

labor

shortage

at

the
Logan operations which has impacted production at our U.S. Operations and as a result of the impact of COVID-
19 pandemic)

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
issues.

Coronado Global Resources Inc. Form 10-K December 31,

2022

54
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

may
experience in the future include:
•

a failure to achieve the Met coal qualities or quantities

anticipated from exploration activities;
•

variations in

mining and

geological

conditions from

those anticipated,

such as

variations in

coal seam
thickness and quality,

and geotechnical conclusions;
•

operational and technical

difficulties encountered in mining,

including equipment failure,

delays in moving
longwall equipment, drag-lines and other equipment and maintenance or technical issues;
•

adverse weather conditions

or natural or

man-made disasters, including

hurricanes, cyclones, tornadoes,
floods, droughts, bush

fires, seismic activities,

ground failures, rock

bursts, structural cave-ins

or slides
and other

catastrophic events

(such as

the COVID-19

pandemic that

has caused

significant disruption
across nearly

all industries

and markets,

including global

supply chain

shortages, the

impact of

which,
continues to be uncertain);
•

insufficient or unreliable infrastructure, such as power,

water and transport;
•

industrial and

environmental accidents,

such as

releases of

mine-affected water

and diesel

spills (both
of which have affected our Australian Operations

in the past);
•

industrial disputes and labor shortages;
•

mine safety accidents, including fatalities, fires and explosions from methane and other sources;
•

competition

and

conflicts

with

other

natural

resource

extraction

and

production

activities

within
overlapping operating areas, such as natural gas extraction

or oil and gas development;
•

unexpected shortages, or increases in the costs, of consumables,

spare parts, plant and equipment;
•

cyber-attacks

that

disrupt

our

operations

or

result

in

the

dissemination

of

proprietary

or

confidential
information about us to our customers or other third

parties; and
•

security breaches or terrorist acts.
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

2022

55
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
•

adverse market

reaction to

such acquisitions

and divestments

or the

timing or

terms on

which acquisitions
and divestments are made;
•

imposition of adverse regulatory conditions and obligations;
•

political and country risk;
•

commercial objectives not being achieved as expected;
•

unforeseen liabilities arising from changes to the portfolio;
•

sales revenues and operational performance not meeting

expectations;
•

anticipated synergies or cost savings being delayed or not

being achieved; and
•

inability to retain key staff and transaction-related costs

being more than anticipated.
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

and reserves in

accordance with

subpart 1300

of Regulation S-K

under the Exchange
Act. See Item

2. “Properties.”

Subpart 1300 of

Regulation S-K requires

us to disclose

our mineral resources,

in
addition to

our mineral reserves.

In addition,

as an

ASX-listed company, our ASX disclosures

follow the Australian
Code

for

Reporting

of

Exploration

Results,

Mineral

Resources

and

Ore

Reserves

2012,

or

the

JORC

Code.
Accordingly,

our estimates

of resources

and reserves

in this

Annual Report

on Form

10-K and

in other

reports
that

we

are

required

to

file

with

the

SEC

may

be

different

than

our

estimates

of

resources

and

reserves

as
reported in our ASX disclosures.

Coronado Global Resources Inc. Form 10-K December 31,

2022

56
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
•

geologic and mining conditions,

which may not be

fully identified by available

exploration data and may
differ from our experience and assumptions in areas

we currently mine;
•

current

and

future

market

prices

for

coal,

contractual

arrangements,

operating

costs

and

capital
expenditures;
•

severance and

excise

taxes,

unexpected

governmental

taxes, royalties

,

stamp

duty and

development
and reclamation costs;
•

future mining technology improvements;
•

the effects of regulation by governmental agencies;
•

the ability to obtain, maintain and renew all required permits;
•

employee health and safety; and
•

historical production from the area compared with production from other producing areas.
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

Australian Operations are
employed by contractors, including Thiess Pty Ltd, Golding

Contractors Pty Ltd, and Wolff Mining

Pty Ltd.

Coronado Global Resources Inc. Form 10-K December 31,

2022

57
Operations

at

our

mines

may

be

interrupted

for

an

extended

period

in

the

event

that

we

lose

any

of

our

key
contractors (because their

contract is terminated or

expires) and are required

to replace them. There

can be no
assurance that skilled third parties or

contractors will continue to be

available at reasonable rates.

As we do not
have the

same control

over contractors

as we

do over

employees, we

are also

exposed to

risks related

to the
quality or

continuation of

the services

of, and

the equipment

and supplies

used by,

our contractors,

as well

as
risks related

to the

compliance of our

contractors with environmental

and health and

safety legislation and

internal
policies, standards and

processes. Any failure

by our key

contractors to comply

with their obligations

under our
operating agreements with

them (whether as a

result of financial, safety

or operational difficulties

or otherwise),
any

termination

or

breach

of

our

operating

agreements

by

our

contractors,

any

protracted

dispute

with

a
contractor,

any inability

to perform

due to

global pandemics

or other

health concerns,

including the

COVID-19
pandemic,

any material labor dispute between our contractors and their employees or any major labor action by those employees

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
transport

coal

and

could

materially

and

adversely

affect

our financial

condition

and

results

of

operations.

Our
ability to replace or

repair damaged or destroyed

equipment or facilities

may also be dependent

on suppliers or
manufacturers remaining operational and having the relevant equipment, work force or services available for us.
Suppliers

and

manufacturers

may be

unable

to

provide

such

equipment,

work

force

or service

for

a

range

of
reasons,

including

but

not

limited

to

their

business

suffering

adverse

effects

as

a

result

of

global

pandemics,
including the COVID-19 pandemic.

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
We have entered into employment

contracts with a number of

key personnel in Australia

and the United States,
including

our

Managing

Director

and

Chief

Executive

Officer,

Garold

Spindler,

our

Chief

Operating

Officer,
Australia, Douglas

Thompson,

our Group

Chief Financial

Officer,

Gerhard

Ziems,

and Chief

Operating

Officer
U.S., Jeffrey Bitzer. On January 17, 2023,

Coronado announced that Mr. Spindler will retire from

his role as Chief
Executive Officer

and transition

to the

position of

Executive Chair

of the

Board of

Directors, and

the Company
also announced that Mr.

Thompson will be appointed as Chief

Executive Officer of the Company.

Mr. Spindler’s
and Mr.

Thompson’s new

positions will be

effective immediately

following the Company’s

2023 Annual General
Meeting of Stockholders.

Coronado Global Resources Inc. Form 10-K December 31,

2022

58
Mr. Spindler’s, Mr.

Thompson’s,

Mr. Ziems’ and

Mr. Bitzer’s expertise and

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

59
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
mining operations

and cost

structures of,

and our

customers’ ability

to use

coal produced

by, our mining properties
in the CAPP.
Financial and Strategic Risks
The loss

of, or

significant reduction

in, purchases

by our

largest customers

could adversely

affect our
revenues.
For the

year ended

December 31,

2022, our

top ten

customers comprised

73.1%
of our

total revenue

and our
top five customers comprised

52.6%
of our total revenue. For the year ended December 31, 2022,

sales to Tata
Steel and Xcoal represented

19.4%
and 11.7%,
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

global
pandemics,

including

the

COVID-19

pandemic,

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
If our customers do not

honor contract commitments,

or if they terminate agreements

or exercise force majeure
provisions

allowing

for

the

temporary

suspension

of

performance

during

specified

events

beyond

the

parties’
control, including the COVID-19 pandemic and we are unable to replace the contract, our financial condition and results of operations could be materially and adversely affected.

Coronado Global Resources Inc. Form 10-K December 31,

2022

60
If our ability

to collect

payments from

customers is

impaired, our

revenues and

operating profits

could
suffer.
Our

ability

to

receive

payment

for

coal

sold

and

delivered

will

depend

on

the

continued

creditworthiness

and
contractual performance of our customers and counterparties. For certain customers, we require the provision of a letter of credit as

security for payment. The inability of key customers

to procure letters of credit (due

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

This
insurance coverage, however,

may not cover the full scope

and extent of losses we

may incur as the result

of a
payment default or otherwise.

If a customer

does not

pay amounts

due in

a timely

manner,

we may

decide to sell

the customer’s coal

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
As

of

December

31,

2022,

we

had

$242.3
million

aggregate

principal

amount

of

our

senior

secured

notes

outstanding. As of December 31, 2022,

no amounts were outstanding, and

no outstanding letters of credit issued
under the ABL Facility.

As of December 31, 2022, the available borrowing capacity under this facility was $100.0 million.

We dedicate a

portion of our

cash flow from

operations to the

payment of debt

service, reducing the

availability
of our cash flow

to fund capital expenditures,

acquisitions or strategic

development initiatives and

other general
corporate purposes. Our ability to make scheduled payments on or to refinance our debt obligations depends on our ability to

generate cash in

the future and our

financial condition and operating

performance, which are subject
to prevailing economic and competitive

conditions and to certain

financial, business and other factors

beyond our
control. There can be no assurance that we

will maintain a level of cash flows from

operating activities sufficient
to permit us to pay the principal, premium, if any,

and interest on our debt. In addition, any failure to comply with
covenants in the

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

61
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
In

recent

years,

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

2022

62
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

Pty Ltd, or the WICET Take

-or-Pay Agreement, Curragh’s export
capacity is 1.5 MMtpa and we

are obligated to pay the

terminal handling charge for this capacity, whether utilized or not. The terminal handling

charge calculation is based on

total operating and finance costs

of WICET Pty Ltd
being charged to contracted shippers in proportion to each shipper’s contracted capacity. Under the terms of the
WICET

Take

-or-Pay

Agreement

the

terminal

handling

charge

payable

by

us

can

be

adjusted

(increased

or
decreased) by WICET Pty Ltd if WICET Pty

Ltd’s operating and finance costs change,

or if a contracted shipper
defaults on its take-or-pay agreement obligations and has its contracted capacity reduced to nil. Under the terms
of the WICET Take

-or-Pay Agreement there is a limit of how much WICET Pty Ltd can charge us for recovery of its finance costs, referred to as a finance cap.

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

US$/ton)
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
In addition, if we default under the WICET Take

-or-Pay Agreement and that default is not remedied, then we will be obligated

to pay

a termination

payment. The

termination payment

is equal

to the

lesser of

our proportion

of
WICET Pty Ltd’s

total external

debt (which

is based on

the proportion

that our contracted

tonnage bears to

the
total contracted tonnage

at WICET when

the payment obligation

is triggered) and

ten years equivalent

terminal
handling

charges

at

the

prevailing

rate

at

the

time

that

the

termination

payment

falls

due.

We

have

provided
security to WICET

Pty Ltd in

the form of

a bank guarantee, the

amount of which

is required to

cover our estimated
liabilities as a shipper under the WICET Take

-or-Pay Agreement for the following twelve-month

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

In the

event of

a permanent

cessation of

operations

at WICET,

we may

be required

to procure

additional

port
capacity elsewhere, as well as be liable for a termination payment under the WICET Take

-or-Pay Agreement.

Coronado Global Resources Inc. Form 10-K December 31,

2022

63
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

On August 14, 2018, Curragh entered into the Supply

Deed with Stanwell. The Supply Deed grants Curragh

the
right

to

mine

the

coal

reserves

in

the

SRA.

In

exchange

for

these

rights,

Curragh

has

agreed

to

certain
amendments to

the CSA

and to

enter into

the NCSA,

which will

commence on

or around

the expiration

of the
CSA (currently

expected to

expire in

2027).

On July

12, 2019,

Curragh

entered into

the NCSA

with Stanwell.

Curragh agreed that

the total value

of the discount

received by Stanwell

on coal supplied

to it under

the NCSA
should (by the expiry date

of the NCSA) be equal

to the net present value

of A$210 million as at

the date of the
Supply Deed.

No export rebates

are payable during

the term of

the NCSA. The

amortized cost of

the deferred
consideration was $243.2 million (A$359.0 million) as of December

31, 2022.
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
December 31, 2022,

we provided $34.9
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
these

bonds

or

other

acceptable

security

in

place

before

mining

can

commence

or

continue,

any

failure

to
maintain surety bonds, letters

of credit or other guarantees or

security arrangements would adversely

affect our
ability to mine coal. That failure

could result from a variety

of factors, including lack of

availability of surety bond
or letters of credit,

higher expense or

unfavorable market terms,

the exercise by

third-party surety bond

issuers
of their right

to refuse

to renew

the surety

and the

requirement to

provide collateral

for future

third-party surety
bond

issuers

under

the

terms

of

financing

arrangements.

If

we

fail

to

maintain

adequate

bonding,

our

mining
permits could be

invalidated, which would

prevent mining operations from

continuing, and future

operating results
could be materially adversely affected.
In

Australia,

the

Financial

Provisioning

Act

amended

the

financial

assurance

provisions

of

the

EP

Act,

and
impacted the way that our Australian Operations

provide for and manage associated costs

of providing financial
assurances related to mine rehabilitation obligations.
The Financial Provisioning Act:
•

amended

the

financial

assurance

arrangements

for

resource

activities

under

the

EP

Act

with

a

new
financial provisioning

scheme, and

changed

how the

ERC for

an environmental

authority is

calculated;
and
•

amended

the

EP

Act

to

introduce

new

requirements

for

the

progressive

rehabilitation

and

closure

of
mined land.

Coronado Global Resources Inc. Form 10-K December 31,

2022

64
Since April 1, 2019, any financial assurance currently

held for environmental approvals already held

in Australia
are

treated

as

surety

under

the

Financial

Provisioning

Act.

There

was

a

transition

period

of

three

years

that
commenced

in

early

2019

during

which

all

miners

in

Queensland

were

assessed

and

received

an

initial

risk
allocation

decision

based

on

a

formulaic

calculation

of

their

ERC.

Our

ERC

is

the

cost

estimated

by

the
government department

of rehabilitating

the land

on which

our operation

is carried

out. This

allocation put

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
The financial provisioning

scheme is managed

by the Scheme

Manager and financial

assurance is provided

by
paying

a

contribution

to

the

Scheme

and/or

the

giving

of

surety

to

the

Scheme

Manager.

Our

contribution

is
calculated

as

the

prescribed

percentage

(dependent

on

risk

allocation

decision)

of

Curragh’s

ERC.

The
prescribed percentages

for each

category are:

(1) Very

low: 0.5%;

(2) Low: 1.0%;

and (3) Moderate:

2.75%. In
the event Curragh’s ERC is allocated a

high risk allocation, we are required to

negotiate the percentage of surety
to be provided with the Scheme Manager. The Scheme Manager is a statutory officer and manages the Scheme contributions and the sureties on behalf of the Queensland

State Government.

In

October

2022,

the

Scheme

Manager

completed

the

assessment

of

the

Annual

Review

Allocation

for
environmental authority

number EPML00643713

and issued

an Annual

Review Allocation

of “Moderate”.

The
moderate rating results in Curragh being

obliged to make a financial contribution

to the Scheme of 2.75% of the
ERC.

In January

2023, the

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
•

compliance with existing Environmental Authority obligations; and
•

major changes to financial soundness of the EA Holder.
For more information on the Financial Provisioning Act, see

Item 1. “Business—Regulatory Matters—Australia—
Environmental Protection Act 1994 (Qld).”
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

Many of these
costs could also

be incurred

if a mine

was unexpectedly

placed on care

and maintenance

before the end

of its
planned mine life

such as our

mines in the

U.S. Operations, which

were temporarily idled

in 2020 as a

result of
the COVID-19 pandemic.

Coronado Global Resources Inc. Form 10-K December 31,

2022

65
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

$138.5
million as

of December

31, 2022,
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

If these accruals

are insufficient or our

liability in a

future
year is

greater than

currently anticipated,

our future

operating results

and financial

position could

be adversely
affected. See

Item 7. “Management’s Discussion

and Analysis

of Financial

Condition and

Results of

Operations—
Critical Accounting Policies and Estimates.”
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

after

2021,

the

United
Kingdom’s Financial

Conduct Authority,

which regulates

LIBOR, no

longer compelled banks

to submit rates

for
the

calculation

of

non-U.S.-dollar

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

our benchmark-
based borrowings

to be

materially

different

than

expected and

could

materially

adversely

impact

our ability

to
refinance such borrowings or raise future indebtedness

on a cost effective basis.

Coronado Global Resources Inc. Form 10-K December 31,

2022

66
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
Our capitalization

and results

of operations

may change

significantly as

a result

of future

acquisitions. Acquisitions
and business expansions involve numerous risks, including the following:
•

difficulties in the integration of the assets and operations of the acquired businesses;
•

inefficiencies

and

difficulties

that

arise

because

of

unfamiliarity

with

new

assets

and

the

businesses
associated with them and new geographic areas;
•

the diversion of management’s attention from other

operations; and
•

timing, and whether the acquisition

or business expansion is occurring

during adverse economic, social
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
As of

December 31,

2022, we

had 1,735

employees.

In addition,

as of

December 31,

2022, there

were 2,326
contractors

supplementing

the

permanent

workforce,

primarily

at

Curragh.

As

of

December

31,

2022,
approximately

11.5%

of our

total employees,

all at

our

Australian Operations,

were represented

by organized
labor unions and covered

by the EA. In

May 2019, the Australian

Fair Work Commission

approved the Curragh
Mine Enterprise

Agreement 2019.

This EA

has a

nominal expiration

date of

May 26,

2022 and

but remains

in
place by

operation of

the Fair

Work Act

2009 (Cth)

until replaced

or terminated

by the

Fair Work

Commission.
We have

been negotiating

with employee

bargaining representatives

for a

replacement EA

since March

2022.
Those negotiations continue

in good faith

with the intent

of reaching an

agreement as

soon as practicable.

Our
U.S. Operations employ a 100% non-union labor force

.

Coronado Global Resources Inc. Form 10-K December 31,

2022

67
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

and plant and

wildlife. Of the

five refuse areas

among our U.S.

mining properties, only

two
impound slurry; the other facilities are combined refuse

and do not impound slurry.

Two of our impoundments

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

of GHGs, attach

a cost to

GHG emissions,

or limit the

use of thermal

coal in power
generation, more stringent workplace health and safety laws, more rigorous environmental laws, and changes to existing taxation and royalty legislation.

Coronado Global Resources Inc. Form 10-K December 31,

2022

68
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
We

are

subject

to

extensive

forms

of

taxation,

which

imposes

significant

costs

on

us,

and

future
regulations

and

developments

could

increase

those

costs

or

limit

our

ability

to

produce

coal
competitively.
Federal,

state

or

local

governmental

authorities

in

nearly

all

countries

across

the

global

coal

mining

industry
impose various

forms of

taxation

on coal

producers,

including production

taxes,

sales-related taxes,

royalties,
stamp duty, environmental

taxes and income taxes.

For

example,

on

September

27,

2022,

we

received

from

the

Queensland

Revenue

Office,

or

QRO,

an
assessment of the

stamp duty payable

on our acquisition

of the Curragh

mine in March

2018. The QRO

assessed
the stamp duty on this

acquisition at an amount

of $55.4 million (A$82.2

million) plus unpaid tax

interest of $8.2
million

(A$12.1

million).

On

November

23,

2022,

the

Company

filed

an

objection

to

the

assessment

and

is
currently awaiting the outcome of this objection. The outcome of this objection is uncertain.
We have reviewed the assessment received and based on legal and valuation advice the Company continues to maintain its position regarding the estimated accrual

of $29.0 million (A$43.0 million) stamp duty payable

on the
Curragh acquisition. During the

period we made a

partial payment reducing the

estimated accrual to $11.7 million
(A$17.3

million)

as

at

December

31,

2022,

which

is

included

within

“Accrued

Expenses

and

Other

Current
Liabilities” in its Consolidated Balance sheet.

We cannot

guarantee that

the steps

we take

to defend

our position

on this

matter will

be successful,

in which
case the amount assessed by

the QRO and unpaid tax interest

on the amount outstanding may become

due and
payable.

Coronado Global Resources Inc. Form 10-K December 31,

2022

69
Additionally, in 2022, the Queensland

State Government in

Australia amended the

Mineral Resources Regulation
2013 (Qld) introducing additional

higher tiers to the

coal royalty rates effective

from July 1, 2022,

increasing the
royalty payable by our Australian Operations.

The new

tiers applicable

in calculating

the royalty

payable for

our Australian

Operations from

July 1,

2022, are
as set out below:
•

7% for average coal price per Mt sold up to and including

A$ 100 per Mt;
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
We have no

registered trademarks for

our Company

name used by

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

70
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

2022, the

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
A
Directors,

see

Item 5.

“Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer
Purchases of Equity Securities.”

Coronado Global Resources Inc. Form 10-K December 31,

2022

71
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
•

permit

us

to

enter

into

transactions

with

entities

in

which

one

or

more

non-employee

directors

are
financially or otherwise interested;
•

permit any non-employee director or

his or her affiliates to

conduct a business that competes

with us and
to make investments in any kind of property in which we

may make investments; and
•

provide that if

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

States, or U.S. GAAP.

Coronado Global Resources Inc. Form 10-K December 31,

2022

72
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
•

any derivative action or proceeding brought on our behalf;
•

any action or proceeding asserting a claim of breach of

a fiduciary duty owed by any director or

officer or
other employee or

agent of the

Company to the

Company or the

Company’s stockholders or debtholders;

Coronado Global Resources Inc. Form 10-K December 31,

2022

73
•

any

action

or

proceeding

asserting

a

claim

against

the

Company

or

any

director

or

officer

or

other
employee or

agent of

the Company

arising pursuant

to any

provision of

the DGCL

or our

certificate of
incorporation or bylaws; or
•

any action

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
•

general market conditions, including investor sentiment;
•

movements in interest and exchange rates;
•

fluctuations in the local and global market for listed stocks;
•

actual or anticipated

fluctuations in

our interim and

annual results and

those of other

public companies
in our industry;
•

industry cycles and trends;
•

mergers and strategic alliances in the coal industry;
•

changes in government regulation;
•

potential or actual military conflicts or acts of terrorism;
•

changes in accounting principles;
•

announcements concerning us or our competitors;
•

changes in government policy,

legislation or regulation;
•

inclusion of our securities in or removal from particular market indices (including S&P/ASX indices); and
•

the nature of the markets in which we operate.

Coronado Global Resources Inc. Form 10-K December 31,

2022

74
Other factors

that may

negatively affect

investor sentiment

and influence

us, specifically,

or the

stock market,
more generally, include acts

of terrorism, an outbreak of international hostilities, fires, floods, earthquakes,

labor
strikes, civil wars,

natural disasters, outbreaks of

disease, including the COVID-19

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
The

payment

of

dividends

in

respect

of

our

common

stock

is

impacted

by

several

factors,

including

our
profitability,

retained earnings,

capital requirements

and free

cash flow,

as well

as applicable

covenants under
the indenture

governing our

senior secured

notes and

covenants under

the ABL

Facility.

Any future

dividends
will be determined by

our Board of Directors having

regard to these factors,

among others. There is

no guarantee
that any dividend

will be paid,

or repurchases will

be made, by

us, or if

paid, paid at

previous levels. From

time
to time, our Board of Directors may also cancel previously

announced dividends.

Coronado Global Resources Inc. Form 10-K December 31,

2022

75
ITEM 1B. UNRESOLVED

STAFF COMMENTS
None.

LEGEND
Railway
Major Highways and Roads
Major Rivers
City and Towns
Coal Basins
Coronado Coal Tenements
Mining Leases
Mineral Development Licenses
Mackay
Dalrymple Bay Terminal
Hay Point Terminal
BOWEN BASIN
Branch
Goonyella
Moranbah
22°
Dysart
Clermont
23°
Emerald
Springsure
24°
148°
149°
150°
Curragh Mine
MDL 162
Blackwater
Capricorn
Blackwater Coal System
Rockhampton
North
Coast
Railway
Curtis Island
Wiggins Island Coal Terminal
RG Tanna Coal Terminal
Gladstone
BOWEN BASIN
CORAL SEA
0
50km
NT
GALILEE BASIN
QLD
MAP AREA
BOWEN BASIN
SURAT BASIN
BRISBANE
SA
NSW
MINE LOCATION

Coronado Global Resources Inc. Form 10-K December 31,

2022

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

Minerals (formerly

called Pangburn-Shaner-Fallowfield)

and Russell

County).

Figures 1 and 2 below show the locations of our mining properties in Australia and the United States, respectively.
Figure 1: Australian Operations:

Active Complexes
Development/Idle Complexes
CSX
NS
Coal Terminal
Mon Valley Reserve
Pennsylvania
Maryland
CNX Terminals
West Virginia
Greenbrier Mine Complex
Logan Mine Complex
Kentucky
Virginia
Buchanan Mine Complex
Russell County Reserve
Pier VI, DTA,
Pier IX Coal Termial
Hampton Roads, VA
Tennessee
North
Carolina

Coronado Global Resources Inc. Form 10-K December 31,

2022

77
14.7
10.5
25.2
13.6
12.8
26.4
12.4
13
25.3
Australia United States Group
ROM production (Mt)
FY20 FY21 FY22
12.0
5.1
17.0
11.1
6.3
17.4
9.8
6.2
16.0
Australia United States Group
Saleable production (Mt)
FY20 FY21 FY22
Figure 2: U.S. Operations:
The below charts show run-of-mine, or ROM, production and saleable production for our Australian Operations and our U.S.
Operations for the years ended December 31, 2022, 2021 and 2020.
See the descriptions

of our material

mining properties under

“—Curragh,” “—Buchanan,” “—Logan”

and “—Mon Valley” below
for more information. Table

1 below contains a

summary of the key

information relative to the

various Coronado properties.

Tables

2 and 3 provide a summary of our coal resources and reserves, respectively, as of December 31, 2022.

Coronado Global Resources Inc. Form 10-K December 31,

2022

78
Table 1.

Summary Coronado Properties
Property
(Property
Stage)
Mineral Rights (1)
Permit
Status
(2)
Mine Type(s) Coal Type
Coal Seams of
Economic
Interest
(Formation)
Processing
Plants/
Facilities
Curragh
(Production)
25,586 hectares
leased; 6,381
hectares owned
Permitted Surface
HCC, SCC,
PCI, Thermal
Various (Rangal
Coal Measures)
CPP1 - 1100 raw
Mt per hour;
CPP2 - 1200 raw
Mt per hour; Rail
Loadout
Buchanan
(Production)
25,852 hectares
leased
(3)
; 7,725
hectares owned
1 Permit Underground Low-Vol
Pocahontas #3
(Pocahontas
Formation)
CPP - 1270 raw
Mt per hour; Rail
Loadout
Logan
(Production)
13,183 hectares
leased (3) ; 69
hectares owned
24 Permits
Surface &
Underground
HVA, HVB,
Thermal
Various
(Kanawha
Formation)
CPP – 1088 raw
Mt per hour; Rail
Loadout
Mon Valley
(Development)
1,339 hectares
leased
(3)
; 40,276
hectares owned
Not
Permitted
Underground
(4)
High-Vol
Upper Freeport
(Freeport
Formation)
Future
Greenbrier
(Production -
Idled)
18,907 hectares
leased (3)
22 Permits
Surface &
Underground
Mid-Vol, PCI,
Thermal
Pocahontas #6,
#7, #8
(Pocahontas
Formation);
Various (New
River Formation)
CPP - 544 raw Mt
per hour; Rail
Loadout
Russell County
(Development)
7,111

hectares
leased (3) ; 378
hectares owned
Not
Permitted
Underground (4) High-Vol
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

79
Table 2.

Summary Coal Resources Exclusive of Reserves at End of the Fiscal Year Ended December 31, 2022. (1)
Coal Resources (In Situ, MMt) (2)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
Australia
Curragh 328 184 512 142 19.5% 0.5% 18.4%
Total

Australia
328 184 512 142
United States
Buchanan 34 6 40 — 25.0% 0.7% 16.0%
Logan 45 37 82 3 24.0% 1.0% 28.0%
Mon Valley
— — — —
— — —
Greenbrier
19 14
33
—
31.0% 1.1% 20.0%
Russell County
40 4
44
—
29.0% 0.7% 23.0%
Total

United States
138 61 199 4
Total
466 245 711 147
(1)

For more

information regarding price

assumptions used

in the

calculation of

coal resources

as of

December 31,

2022, see

the
individual property disclosures below.
(2)

Australian resources are estimated inclusive of 5.3%

in-situ moisture.

United States resources are estimated on a

dry basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.

Table 3.

Summary Coal Reserves (Marketable Sales Basis) at End of the Fiscal Year Ended December 31, 2022.
(1)
Demonstrated Coal Reserves (Wet Tons,
Washed or Direct Shipped, MMt) (2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
Australia
Curragh 188 18 205 10.7% 0.4% 19.0%
Total

Australia
188 18 205
United States
Buchanan 88 5 93 6.0% 0.7% 19.0%
Logan 53 17 71 8.0% 0.9% 36.0%
Mon Valley 78 57 134 8.0% 1.2% 35.0%
Greenbrier 4 2 7 8.0% 1.0% 26.0%
Russell County 24 5 29 8.0% 0.9% 31.0%
Total

United States
247 87 334
Total 435 105 539
(1)

For more

information regarding

price assumptions

used in

the calculation

of coal

reserves as

of December

31, 2022,

see the
individual property disclosures below.
(2)

For more information regarding moisture assumptions used in the calculation of coal reserves as of December 31, 2022, see the
individual property disclosures below.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.

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

A map of Curragh is shown in Figure 3.

MDL 162
Creek
Cooroora
Jellinbah
Plains
ML80110
CURRAGH
NORTH
ML80123
Riley's Crossing Rd
Mount Stuart
Mackenzie River
MDL 162
Bedford
MDL 162
Blackwater Ck
ML700007
CURRAGH
CENTRAL
ML700008
CURRAGH
CENTRAL
EXTENDED
Jellinbah
Central
Weir Road
MDL 162
ML1878
CURRAGH
ML80010
CURRAGH
EXTENDED NO.1
ML1990
CURRAGH
A
MDL 328
ML80011
CURRAGH
EXTENDED NO.2
ML80086
CURRAGH
EAST
ML80112
ML80012
CURRAGH
EXTENDED NO.3
MDL 329
CURRAGH
WEST NO.2
ML80171
CURRAGH
WEST
MDL 328
CURRAGH
WEST NO. 1
ML700009
CURRAGH
EXTENDED
MDL 162
MDL
162
ML700006
CURRAGH
SOUTH
Blackwater
Capricorn Highway
BLACKWATER
MINE
680000
685000
690000
695000
700000
7425000
7420000
7415000
7410000
7405000
7400000
7395000
7390000
LEGEND
Roads - Major; Minor
Railway
ML - Coronado
MDL - Coronado
Map Grid MGA94
Datum GDA94
Zone 55
NORTH
0
2
5km

MDL162, MDL328 & MDL329			FIGURE
Source	Coronado	Scale	See Scale Bar
Drawn	MINSERVE (R.A.)	Cad File	WF21M01.DWG

Rev 1

Coronado Global Resources Inc. Form 10-K December 31,

2022

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

Station.

See

Item

1.

“Business—Transportation—
Australian Operations” for

additional information regarding the

rail and port services

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

2022

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
Property control and mining rights at Curragh are entirely expressed in the MLs and MDLs mentioned in Item 1. “Business—
Regulatory

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
As conditions to certain

of the Tenements,

Curragh is subject to

royalties payable to the

Queensland government on a

new
regulated tiered structure

introduced 1st July

2022. This tiered

royalty payment regime is

dependent on the

received AUD/t
revenue received from the coal sales, and varies from 7% for up to A$100/t sales, up to 40% payable for sales over A$300/t.
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

Ltd.

Coronado

acquired

all

the

Tenements

from

Wesfarmers

Ltd.

in

March

2018.

Production

history

has

been
approximately 12.0 MMt in 2020, 11.1 MMt in 2021 and 9.8 MMt in 2022.
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

and a fleet

of smaller contractor

excavators.

Contractors are employed

for the

pre strip, post

strip and coal
mining activities. Contract highwall mining operations has commenced at Curragh North during the 2022 calendar year.
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
of the

second CPP

in 2012

and replacing

the raw

coal crushing

system at

Curragh Main

with an

updated circuit

in 2016.
Wesfarmers

Ltd. also

started a

corrosion and

structural

repair program

over ten

years ago

that we

have

continued since
acquiring the

mine complex.

This program

helps us

ensure that

the assets

are available

well into

the future.

From time

to
time,

we

also

update

and

improve

other

equipment

and

facilities

to

maintain

their

usefulness

and

optimize

our
competitiveness. As of

December 31, 2022,

the book value of

Curragh and its

associated plant and equipment

was $761.8
million.
We are not

aware of

any significant encumbrances

or defects

in title with

respect to

the Property.

We believe we

have secured
all applicable environmental

licenses and permits

under both

Queensland and Australian

Commonwealth legislation and

have
all

permits

and

licenses

regarding

cultural

heritage,

native

title

and

various

other

social

issues.

See

Item

1.

“Business—
Regulatory Matters—Australia” for a discussion of the permitting conditions applicable to Curragh.

Coronado Global Resources Inc. Form 10-K December 31,

2022

82
Summaries

of Curragh’s

coal resources

and reserves

as of

December 31,

2022

and 2021

are shown

in Tables

4 and

5,
respectively.
Table 4.

Curragh – Summary

of Coal Resources

Exclusive of Reserves

at the End

of the Fiscal

Year Ended December
31, 2022 and 2021. (1)
Coal Resources
(Wet Tons, In Situ, MMt) (2)(3)(4)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2022 328 184 512 142 19.5% 0.50% 18.4%
December 31, 2021 328 184 512 142 19.5% 0.50% 18.4%
(1)

Curragh splits the resource into

areas that are above and

below a 15:1 open cut

stripping ratio and considers

the lower ratio areas
as

suitable for

open cut

mining at

the

higher ratio

areas as

suitable for

underground mining.

The

average sales

price for

the
underground resources was estimated to be $147 per Mt (FOB).

Pricing for resources is described in Section 11.5 of the Curragh
TRS.
(2)

There are

resources suitable

for open

cut mining

outside of

reserves. Pricing

for resources

is described

in Section

11.5

of the
Curragh TRS.

Based on assumed long-term average sales price of $143 per Mt (FOB) representing the long-term average price forecast for Curragh based on independent price

forecasts.
(3)

Table 1-1 of the Curragh TRS provides a summary of Curragh resource tons inclusive of reserve tons as of December 31, 2021.
(4)

Reported on a 5.3% in-situ moisture basis.

(5)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
Table

5.

Curragh

–

Summary

of

Coal

Reserves

(Marketable

Sales

Basis)

at

the

End

of

the

Fiscal

Year

Ended
December 31, 2022 and 2021. (1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2022 188 18 205 10.7% 0.4% 19.0%
December 31, 2021 198 18 215 10.7% 0.4% 19.0%
(1)

Based on pricing data as provided by

Coronado described in Section 16 of the

Curragh TRS. The pricing data assumes average
realized price of $141 per Mt sold over the LOM.
(2)

Reported on an 11.0% moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From December 31, 2021 to

December 31, 2022, total reserves decreased

by approximately 5%, from approximately 215.0
MMt to approximately 205.0 MMt. The decrease in total reserves is attributable to mining depletion.
Barry Lay,

BSc Geology (Hons); MAusIMM of

Resology Pty Ltd, and

Paul Wood, B. Eng.;

MAusIMM(CP), who is employed
full-time as

the Senior Life

of Mine Planner

of our

subsidiary,

Coronado Curragh, whom

we refer

to as the

Australian QPs,
prepared the estimates

of coal

resources and reserves

summarized in Tables 4 and

5.

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

Virginia
Buchanan County
West Virginia
McDowell County
Russell County
Tazewell County
Buchanan No.1
VP-4
VP-2
Short Gap
War
Gary
Richlands
Raven
Claypool Hill
Tazewell
N&S
975,000 E
995,000 E
1,015,000 E
1,035,000 E
1,055,000 E
1,075,000 E
1,095,000 E
1,135,000 E
325,000 N
305,000 N
285,000 N
0
5
Miles
Coordinate System: VAS NAD27

Coronado Global Resources Inc. Form 10-K December 31,

2022

83
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
and many are experienced miners.

The property mineral rights

are composed of approximately 33,577

total hectares, of which 25,852

are leased or subleased
from private landholders under

approximately 150 individual coal

lease tracts, and

7,725 hectares are owned

by Coronado.

Subject to

Coronado’s exercising

its renewal

rights thereunder,

all the

leases expire

upon exhaustion

of the

relevant coal
reserves, which is expected to occur in 2044.

Coronado Global Resources Inc. Form 10-K December 31,

2022

84
Under the

terms of the

relevant leases, we

are required

to pay

royalties ranging

from 4% to

6% of

the selling

price of coal
mined from the

corresponding leasehold and,

for the majority,

an annual minimum

royalty, irrespective

of production.

Coal
produced

at

Buchanan,

however,

is

not

subject

to

“wheelage

fees”

(i.e.,

fees

payable

on

coal

mined

and

removed

from
properties other than the particular leasehold and hauled across the leasehold premises).
The

property

was

formerly

controlled

by

Consolidation

Coal

Company,

or

CONSOL.

Mine

development

was

started

by
CONSOL in 1983 and

longwall production began in

1987.

Coronado acquired the Buchanan Mine

from CONSOL in March
2016.

Production history has been approximately 3.4 MMt in 2020, 4.4 MMt in 2021 and 3.9 MMt in 2022.
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

The seam is situated

below drainage throughout the

Property and is accessed

by vertical shafts.

The seam thickness averages 1.58 meters within the mining area.

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
Generally,

the mining

equipment

and

facilities

at

Buchanan

are

in

good

operating

condition.

We

focus

on

the

long-term
potential of the

mine complex and

regularly monitor developments

in the mining

industry for technology

improvements and
new equipment that could

help us increase efficiency

and lower our costs.

Since acquiring the Buchanan

operations, we have
implemented improvements at

the CPP,

which have resulted

in increased capacity.

From time to

time, we also

update and
improve other equipment

and facilities to

maintain their usefulness

and optimize our

competitiveness. For example,

we rebuild
our longwall shear, drives

and cycling shields

after every panel.

We have also

entered into life

cycle management agreements
for

our

continuous

miner

equipment,

installed

programmable

logic

controller,

or

PLC,

controls

on

the

skip

hoist

system,
upgraded our

belt drives

for increased

horsepower, deployed

state-of-the-art Fletcher

roof bolters

on our continuous

miner
sections

and

switched

to

PLC

control

systems

and

variable

frequency

drive,

or

VFD,

starters

on

our

belt

drives.

As

of
December 31, 2022, the book value of Buchanan and its associated plant and equipment was $387.6 million.
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
of $0.13

per ton for

underground mining.

However, the

federal black lung

excise tax

applies only with

respect to coal

sold
domestically.

Additionally, Buchanan is subject to a Virginia reclamation tax of $0.05 per ton (which amount is contributed to a state-funded bond pool) and a Virginia severance tax of 2% for all coal sold. See Item 1. “Business—Regulatory Matters—
United States” for a discussion of the permitting conditions applicable to Buchanan.

Coronado Global Resources Inc. Form 10-K December 31,

2022

85
Summaries of

Buchanan’s coal

resources and

reserves as

of December

31, 2022

and 2021

are shown in

Tables

6 and

7,
respectively.
Table

6.

Buchanan

–

Summary

of

Coal

Resources

Exclusive

of

Reserves

at

the

End

of

the

Fiscal

Year

Ended
December 31, 2022 and 2021.
(1)
Coal Resources (Dry Tons, In Situ, MMt) (2)(3)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2022 34 6 40
—
25.0% 0.7% 16.0%
December 31, 2021 11 4 15
—
25.0% 0.7% 16.0%
(1)

Pricing for resources is described in

Section 11.3.1 of the Buchanan TRS.

Based on assumed long-term average price

of $94 per
Mt (FOB loadout) for

Buchanan resources as

of December 31, 2021

and $110 per Mt (FOB loadout)for

resources at December 31,
2022,

representing the long-term average price forecast

for Buchanan based on independent price forecasts.
(2)

Exclusive of reserve

tons.

Table

1-1 of the

Buchanan TRS provides

a summary of

Buchanan resource tons

inclusive of reserve
tons as of December 31, 2022.
(3)

Reported on a dry basis.

Surface moisture and inherent moisture are excluded.
(4)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
Table

7.

Buchanan

–

Summary

of

Coal

Reserves

(Marketable

Sales

Basis)

at

the

End

of

the

Fiscal

Year

Ended
December 31, 2022 and 2021.
(1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2022 88 5 93 6.0% 0.7% 19.0%
December 31, 2021 87 11 98 6.0% 0.7% 19.0%
(1)

Pricing data as provided

by Coronado is described

in Section 16.2 of

the Buchanan TRS.

For Buchanan reserves as

of December
31, 2021, the pricing data assumes a weighted average domestic and international FOB-mine price of approximately $197 per Mt
for calendar

year 2022;

the weighted

average price

decreases to

approximately $118

to

$126

per Mt

through year

2026 and
averages approximately $152 per Mt over

the LOM.

For Buchanan reserves as of December

31, 2022, the pricing

data assumes
a weighted average

domestic and international

FOB-mine price of

approximately $179 per

Mt for calendar

year 2023; the weighted
average price decreases to approximately $132 to $143 per Mt through year 2027 and averages approximately $153 per Mt over the LOM.
(2)

Reported on a 6.0% moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From December

31, 2021

to December

31, 2022,

total reserves decreased

by approximately

5%, from approximately

98.0
MMt to approximately 93.0 MMt.

This net reduction of 5.0 MMt of total reserves was attributable to a combination of updates
to the mine plan along with one year of mining depletion. A TRS with respect to Buchanan, updating the TRS with respect to
Buchanan

filed

with

Coronado’s

Annual

Report

on

Form

10-K

for

the

year

ended

December

31,

2021,

was

prepared

in
February

2023

due

to

material

differences

in

the

key

financial

modifying

factors,

including coal

sales

price

assumptions,
operating costs and capital costs from

December 31, 2021 to December 31,

2022. Coal sales price assumptions underlying
the reserve

estimates are

discussed in

Sections 12

and 16

of the

Buchanan TRS,

while operating

costs and

capital costs
assumptions underlying the reserve

estimates are discussed in

Sections 18 and 19

of the Buchanan TRS.

The differences
in the

key financial

modifying factors

did not

have a

material impact

on the

reserve estimates

from December

31, 2021

to
December

31,

2022.

From

December

31,

2021

to

December

31,

2022,

measured

and

indicated

resources

increased
significantly,

by approximately 167%,

due to

evaluation of

additional gas

well data in

the North where

none had

previously
been analyzed.

Updated financial

inputs, including

coal sales

price assumptions

and operating

and capital

costs used

in
estimating the resources exclusive of reserves, as discussed in

Section 11.3.1 of the Buchanan TRS, did not have a material
impact on

the measured

and indicated

resource estimates

as of

December 31,

2022, as

compared to

the measured

and
indicated resource estimates as of

December 31, 2021. Net increase resulted

in an additional 25 MMt of

in-place resources
in the North.
Marshall Miller & Associates, Inc., a third-party firm comprising mining experts,

whom we refer to as the U.S. QPs, prepared
the estimates of

coal resources and

reserves as of December

31, 2022 summarized

in Tables

6 and 7.

A copy of the

U.S.
QPs’ TRS

with respect to

Buchanan, dated

as of

February 15, 2023,

or the

Buchanan TRS,

is filed

as Exhibit 96.2

hereto.
The U.S. QPs are not affiliated with Coronado.

Coronado Global Resources Inc. Form 10-K December 31,

2022

86
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

utilized 4,589

available core,

rotary,

channel samples,
mine

measurements

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

active underground mines (North

Fork
Winifrede,

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

2022

87
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

composed of 13,183

total hectares, 13,114 of

which are leased

from private landholders

under
approximately 15

individual leases,

and 69

hectares are

owned by

Coronado.

Subject to

Coronado exercising

its renewal
rights thereunder, a majority of the leases, covering a majority of the Logan reserves, expire upon exhaustion of the relevant coal

reserves,

which

is

expected

to

occur

in

2056.

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

Addington Resources in 2004.

Imagin Natural Resources acquired the
property in 2007 and sold

it to Cliffs Natural Resources Inc.

(now known as Cleveland-Cliffs Inc.) in 2011,

which in turn sold
the property to Coronado in 2014. Production history

has been approximately 1.6 MMt in 2020, 1.9

MMt in 2021 and 2.1 MMt
in 2022.
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

Coronado Global Resources Inc. Form 10-K December 31,

2022

88
Most of Logan’s Met coal production is

attributable to its four active underground mines, Winifrede, Lower War

Eagle, Eagle
No. 1 and Muddy Bridge, each of which uses the room and

pillar mining method.

The North Fork Winifrede mine utilizes one
continuous miner

section to

extract coal

from the

Upper Winifrede

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
A majority of the

sections of the active

underground mines at

Logan are configured as

full super sections, with

two continuous
miners

per

section.

Each

section

also

has

two

or

four

roof bolters,

three

or

six

shuttle

cars

and

two

scoops.

From

the
continuous miner at the production face, the shuttle cars haul extracted coal to a feeder breaker, which transfers raw coal to
a conveyor belt for transport to a

surface stockpile holding area. A shared overland conveyor

carries raw coal from the Lower
War Eagle mine

to a CPP.

Trucks haul raw coal

from the Eagle No. 1 and

North Fork Winifrede mines to the

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

31, 2022,

the book

value of

Logan and

its associated

plant and

equipment was

$232.1
million.
We are not aware of any significant encumbrances or

defects in title with respect to the property.

Additionally, we believe we
have obtained all requisite mining and discharge permits to conduct our operations at Logan and expect to be able to obtain
or renew all required permits in the future. The Logan mine complex holds 24 state permits with associated NPDES permits.

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

2022

and

2021

are

shown

in

Tables

8

and

9,
respectively.
Table 8.

Logan – Summary of Coal Resources Exclusive of Reserves at the End of the

Fiscal Year Ended December
31, 2022 and 2021.
(1)
Coal Resources (Dry Tons, In Situ, MMt)
(2)(3)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2022 45 37 82 3 24.0% 1.0% 28.0%
December 31, 2021 46 37 83 3 24.0% 1.0% 28.0%

Coronado Global Resources Inc. Form 10-K December 31,

2022

89
(1)

Pricing for resources is described in Section 11.3.1 of the Logan TRS.

For Logan resources as of December 31, 2021, based on
assumed long-term average price of $130 per

ton (FOB loadout) for underground-mineable

resources, representing the long-term
average price

forecast for

HVB provided

by Coronado;

surface resources

were assessed

at a

sales price

of $52

per Mt

(FOB
loadout) based on estimated historical

pricing for Coronado’s surface operations.

For Logan resources as of December

31, 2022,
based on assumed long-term average price of $154 per Mt (FOB loadout) for underground-mineable resources, representing the long-term average price forecast for HVB provided by Coronado; surface resources were assessed at a sales price of $83 per Mt
(FOB loadout) based on estimated historical pricing

for Coronado’s surface operations.
(2)

Exclusive of reserve tons.

Table 1-1 of the Logan TRS provides a summary of Logan

resource tons inclusive of reserve tons

as of
December 31, 2022.
(3)

Reported on a dry basis.

Surface moisture and inherent moisture are excluded.
(4)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
Table 9.

Logan – Summary of

Coal Reserves (Marketable Sales

Basis) at the End

of the Fiscal Year Ended December
31, 2022 and 2021.
(1)
Demonstrated Coal Reserves (Wet Tons,
Washed or Direct Shipped, MMt) (2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2022 53 17 71 8.0% 0.9% 36.0%
December 31, 2021 53 20 74 8.0% 0.9% 35.0%
(1)

Pricing data as

provided by Coronado is

described in Section

16.2 of the

Logan TRS.

For Logan reserves

as of December

31,
2021, the

pricing data

assumes respective

HVA,

HVB, specialty

markets and

thermal FOB-mine

prices of

approximately $224,
$123, and $51 per Mt for calendar year 2022; HVA, HVB, and thermal prices decrease to approximately $145, $115, and $51 per
Mt, respectively, through year 2026,

and then increase

to $227, $189, and

$51 per Mt,

respectively, through year 2050 (after

which
sales prices were held constant). For

Logan reserves as of December 31,

2022, the pricing data assumes

respective HVA, HVB
and thermal FOB-mine

prices of approximately

$192, $170, and

$227 per Mt

for calendar

year 2023; HVA, HVB,

and thermal prices
decrease to approximately

$151, $132, and

$83 per Mt,

respectively, through

year 2027, and

then increase to

$271, $237, and
$150 per Mt, respectively, through year 2056.
(2)

Reported on a 4.5% - 6.0% moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From December 31, 2021 to December 31, 2022, total reserves decreased by approximately 3.9%, from approximately 73.5
MMt to 70.6

MMt.

This net reduction

of 2.9 MMt

of total reserves

was attributable to

a combination of

updates to the

mine
plans along

with one year

of mining

depletion. A

TRS with

respect to

Logan, updating

the TRS

with respect

to Logan

filed
with Coronado’s Annual

Report on Form

10-K for the

year ended December

31, 2021, was

prepared in February

2023 due
to

material

differences

in

the

key

financial

modifying

factors

including

coal

sales

price

assumptions,

operating

costs

and
capital costs from

December 31, 2021,

to December 31,

2022. Coal sales

price assumptions underlying

the reserve estimates
are discussed in Sections

12 and 16 of the

Logan TRS, while operating

costs and capital costs

assumptions underlying the
reserve estimates

are discussed

in Sections

18 and

19 of

the Logan

TRS.

The differences

in the

key financial

modifying
factors

did

not

have

a

material

impact

on

the

reserve

estimates

as

of

December

31,

2022,

as

compared

to

the

reserve
estimates as of

December 31, 2021.

From December 31,

2021, to December

31, 2022, measured

and indicated resources
decreased by approximately 0.7%,

from approximately 82.8 MMt

to 82.2 MMt. This

net reduction of 0.6

MMt of measured

and
mineral resources

was attributable

to one

year of

mining depletion

along with

changes to the

mine plan.

Updated financial
inputs, including coal sales price assumptions and

operating and capital costs used in estimating

the resources exclusive of
reserves, as discussed

in Section 11.3.1

of the Logan

TRS, did not

have a material

impact on the

measured and indicated
resource

estimates

as

of

December

31,

2022,

as

compared

to

the

measured

and

indicated

resource

estimates

as

of
December 31, 2021.
Marshall Miller & Associates, Inc., a third-party firm comprising mining experts,

whom we refer to as the U.S. QPs, prepared
the estimates of

coal resources

and reserves as of

December 31, 2022 summarized

in Tables

8 and 9.

A copy of the

U.S.
QPs’ TRS with respect to Logan, dated as

of February 15, 2023, or the Logan TRS,

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

2022

90
As summarized in

Section 7.1 in the

Logan TRS, the U.S.

QPs utilized 1,131 available

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

Regarding production

rates as

described in

Section 13.2

of the

Logan TRS,

the projected

underground mines

are set

up
similarly to the four

active underground operations as

of December 31, 2022.

Each mine is scheduled

to operate one to

three
production sections.

A majority of the sections are configured as full super sections with two continuous miners per section.

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

The
proposed

facilities

include

a

barge

loading

dock

and

CSX

rail

loadout

on

the

Monongahela

River

in

Allegheny

County,
Pennsylvania, which would ship

clean coal from all three

mines to end customers.

A map of Mon Valley

is shown in Figure
6.
Figure 6.

Coronado Mon Valley Mine Complex Property Location Map.

Coronado Global Resources Inc. Form 10-K December 31,

2022

91
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
two leases, and

40,276 hectares are

owned by Coronado.

Subject to

Coronado’s exercising its

renewal rights thereunder,
both of the leases expire upon exhaustion of the relevant coal reserves, which is expected to occur in 2100.

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

mine in 2032,

followed by the

Shaner
mine in 2038

and, finally,

the Fallowfield mine

in 2057.

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
As of December 31, 2022, the book value of Mon Valley was $17.4 million.
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

no assurance

that we

can obtain

the necessary

zoning and

permits. See

Item 1.

“Business—Regulatory Matters—
United States” for a discussion of the permitting conditions applicable to Mon Valley.

Coal

mined

from

the

Mon

Valley

mine

complex

would

be

subject

to

a

federal

black

lung

excise

tax

of

$1.21

per

ton

for
underground mining and a federal reclamation tax of $0.13 per ton for underground mining.

However, the federal black lung
excise tax will only apply with respect to coal sold domestically.
Mon Valley contains no resources exclusive of reserve tons as of December 31, 2022 and 2021. Table 1-1 of the Mon Valley
TRS provides a summary of Mon Valley resource tons inclusive of reserve tons as of December 31, 2022.
A summary of Mon Valley’s coal reserves as of December 31, 2022 and 2021 is shown in Table

10.
Table

10.

Mon Valley

– Summary

of Coal

Reserves (Marketable

Sales Basis)

at the

End of

the Fiscal

Year

Ended
December 31, 2022 and 2021.
(1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2022 78 57 134 8.0% 1.2% 35.0%
December 31, 2021 78 57 134 8.0% 1.2% 35.0%

Coronado Global Resources Inc. Form 10-K December 31,

2022

92
(1)

Pricing data

as provided

by Coronado

is described

in Section

16.2 of

the Mon

Valley TRS.

For Mon

Valley reserves as

of December
31,

2021,

the

pricing

data

assumes

HVB

domestic

and

export

FOB-mine

prices

of

approximately

$137

and

$120

per

Mt,
respectively,

for

calendar

year

2027;

HVB

domestic

and

export

prices

increase

to

approximately

$221

and

$193

per

Mt,
respectively, through year 2050, and

then increased by 1% annual inflation thereafter.

For Mon Valley reserves as

of December
31,

2022,

the

pricing

data

assumes

HVB

domestic

and

export

FOB-mine

prices

of

approximately

$130

and

$114

per

Mt,
respectively,

for

calendar

year

2028;

HVB

domestic

and

export

prices

increase

to

approximately

$204

and

$178

per

Mt,
respectively, through year 2050, and then increased by 2% annual inflation thereafter.
(2)

Reported on a 6.0% moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
Total

reserves did not change from December 31, 2021, to December 31, 2022. A TRS with respect to Mon Valley,

updating
the TRS

with respect

to Mon

Valley

filed with

Coronado’s Annual

Report on

Form 10-K

for the

year ended

December 31,
2021, was prepared

in February 2023

due to material

differences in

the key financial

modifying factors including

coal sales
price

assumptions,

operating

costs

and

capital

costs

from

December

31,

2021,

to

December

31,

2022.

Coal

sales

price
assumptions

are

discussed

in

Sections

12

and

16

of

the

Mon

Valley

TRS,

while

operating

costs

and

capital

costs

are
discussed in Sections 18 and 19 of the Mon Valley TRS.
Marshall

Miller

& Associates,

Inc.,

a

third-party

firm comprising

mining,

whom we

refer to

as

the U.S.

QPs, prepared

the
estimates of coal reserves summarized in Tables 10.

A copy of the U.S. QPs’ TRS

with respect to Mon Valley (Pennsylvania
Upper Freeport

Holdings), dated as

of February 15,

2023, or the

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
4.8 kilometers

from a

point of

observation. The

U.S. QPs

performed a

geostatistical analysis

of the

Pennsylvania data

set
using the

DHSA method.

DHSA prescribes

measured, indicated,

and inferred

drill hole

spacings be

determined at

the 10-
percent, 20-percent, and 50-percent levels of relative error, respectively.

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

Coronado Global Resources Inc. Form 10-K December 31,

2022

93
Greenbrier (Non-Material Property)
The Greenbrier property has been idled

since April 1, 2020. During the

fourth quarter of 2020, the

Company committed to a
plan

to

sell

Greenbrier

on

the basis

that

it

does

not

form

part

of

the

Company’s

core

business

strategy.

The

Greenbrier
property is not

considered material to

Coronado’s business or

financial conditions. Resources

exclusive of reserves

are based
on assumed long-term average price of $154

per Mt (FOB loadout) for all resources,

representing the Company’s long-term
average

price

forecast

for

Greenbrier.

The

pricing

data

assumes

respective

Mid-Vol/Low-Vol

and

thermal/PCI

FOB-mine
prices of

approximately $152 and

$80 per Mt

for calendar year

2028.

Mid-Vol/Low-Vol

and thermal/PCI prices

increase to
approximately $206 and

$109 per Mt,

respectively, through

year 2043.

The Greenbrier operations

are projected to

be fully
depleted in

2043. Marketable

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

it commences production in 2040.

Resources
exclusive

of

reserves

are

based

on

assumed

long-term

average

price

of

$143

per

Mt

(FOB

loadout),

representing

the
Company’s

long-term average

price

forecast for

Russell County.

The pricing

data assumes

HVA

FOB-mine prices

with a
weighted LOM

average of

approximately $228

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
•

Oversight and approval of each annual statement by responsible senior officers;
•

Independent, external review of new and materially changed estimates at regular intervals;
•

Annual reconciliation with internal planning

by our staff of geologists and

engineers to validate coal reserve

and coal
resource estimates for operating mines, including the following procedures:
•

Assessments

of

drilling,

sampling

and

quality

assurance/quality

control

data,

resource

modelling,
resource estimation, classification, and reporting;
•

Assessment

and

benchmarking

of

production

assumptions,

mining

rate

and

production

schedules
against historical production data;
•

Assessments of capital and operating costs against other comparable projects for reasonableness;
•

Continual identification and evaluation

of material technical

issues likely to impact

the five-year plan and
the future performance of producing properties;
•

An examination of historical information and results in respect of the technical aspects of the properties by our staff
of geologists and engineers, including a review of the following key elements:

•

Geology mapping, reports and models, including geotechnical and hydrology aspects;
•

Coal resource and coal reserve estimates;
•

Mining operations and proposed growth options;
•

Coal preparation facilities;
•

Coal handling and transport;
•

Environmental matters and approvals;
•

Land management, including leases and other pertinent agreements;
•

Veracity of existing information supporting five-year plans and business plans;
•

Identification of key project drivers; and

Coronado Global Resources Inc. Form 10-K December 31,

2022

94
•

Risks and opportunities.
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

2022

95
• Royalty costs.

As conditions to certain of the Tenements, Curragh is subject to royalties payable to the Queensland government

as

described

in

Item

1.

“Business—Regulatory

Matters—Australia—Mineral

Resources

Act

1989
(Qld)”).

These

royalties

are

in

addition

to

the

Stanwell

rebate,

as

described

in

Item

1.

“Business—Customers—
Australia

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

2022

96
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

2022

97
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

2022

98
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
Holders
As of December 31, 2022, we had 167,645,373

shares of our common stock issued

and outstanding with 7,513
holders of record.

The holders included CHESS

Depositary Nominees Pty Limited,

which held 90,337,270 shares
of our common stock in the form of

CDIs on behalf of the CDI holders; there were 7,512 registered owners of our
CDIs on December 31, 2022.
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
Recent Sales of Unregistered Securities
Other than as previously

disclosed in a Quarterly

Report on Form 10-Q

or in a Current

Report on Form 8-K,

we
did not issue

any shares of

our common stock

in a transaction

that was

not registered under

the Securities Act
during the year ended December 31, 2022.
Purchases of Equity Securities by the Issuer and

Affiliated Purchases
We had no repurchases of equity securities for the

three months ended December 31, 2022.

Coronado Global Resources Inc. Form 10-K December 31,

2022

99
ITEM 6.

[Reserved]

Coronado Global Resources Inc. Form 10-K December

31, 2022

100
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

10-K.

Overview
For the year ended December 31,

2022, we produced 16.0
MMt and sold 16.4 MMt of

coal. Met coal and thermal
coal sales

represented

77.2%

and 22.8%,

respectively,

of our

total volume

of coal

sold and

95.3% and

4.7%,
respectively, of total

coal revenues.

During the year

ended December 31,

2022, seaborne index

prices reached record

highs globally,

driven by the
continued impact

of the

Russian invasion

of Ukraine,

which removed

Russian Met

coal from

key markets,

Met
coal crossover trades

into thermal market

due to

elevated demand for

thermal coal and

supply constraints caused
by wet weather and logistical issues.
Coronado has

continued to

take advantage

of its

unique geographical

diversification as

a Met

coal supplier

of
scale to meet the requirements of steel customers across the globe. Our U.S. Operations have taken advantage of current unique market fundamentals created

by the trade restrictions on Russian coal

by switching coal sales
from

China

to

Europe

providing

higher

returns

for

our

products.

In

addition

to

geographical

diversification,
Coronado is well

positioned to take

advantage of price

arbitrage between the

Thermal and Met

coal markets to
maximize price realizations.
Our results

of operations

for the

year ended

December 31,

2022 benefited

from higher

averaged realized

Met
price per Mt sold,

partially offset by (1) significant unprecedented

wet weather events impacting production at

our
Australian

Operations,

(2)

inflationary

pressure,

including

the

higher

cost

of

fuel

and

labor

costs,

(3)

adverse
geological

conditions

and

weather

events

at

our

U.S.

Operations

resulting

in

lower

production

and

higher
equipment

maintenance

costs,

(4)

additional

fleets

mobilized

at

our

Australian

Operations

to

improve

coal
recovery and (5) higher sales related costs (Stanwell rebate,

royalties and freight costs).

Coal revenues of $3.5 billion for the year ended December 31, 2022, increased by 67.3% compared to the same period in 2021, was largely driven by higher

market price of coal resulting in increased

average realized Met coal
pricing of $265.8 per Mt sold,

$127.8 per Mt sold higher than 2021. Sales

volumes were lower for the year ended
December

31,

2022,

compared

to

2021

primarily

due

to

lower

production

caused

by

significant

wet

weather
events at our Australian Operations and adverse geological

conditions at our U.S. Operations.

Operating costs for the year

ended December 31, 2022,

were $680.5 million, or

41.6%, higher compared to

the
corresponding

period

in

2021

driven

by

inflationary

pressures

on

labor

and

supply

costs,

adverse

geological
conditions

in

certain

mines

of

our

U.S.

Operations,

additional

contractor

fleets

deployed

at

our

Australian
Operations to accelerate

overburden removal and

increase coal availability, higher maintenance

costs and higher
sales related costs, resulting in mining costs of $88.4 per Mt sold for the year ended December 31, 2022, 34.5%
higher than 2021.
Dividends
During the year ended December 31, 2022, Coronado

paid total dividends of $700.2 million to stockholders

and
CDI holders on

the ASX, net

of $1.4 million

foreign exchange gain on

payment of dividends

to certain CDI

holders
that elected to be paid in Australian dollars.
Liquidity
As

of

December

31,

2022,

the

Company’s

net

cash

position

was

$92.1

million,

consisting

of

cash

(excluding
restricted cash) of $334.4 million and $242.3 million aggregate principal amount of Notes outstanding. Coronado had available

liquidity of

$434.4 million

as of

December 31,

2022, comprising

cash (excluding

restricted cash)
and undrawn available borrowings $100.0 million under our ABL facility.
Notes redemption
During the year ended December 31, 2022, we redeemed $72.7 million of the Notes,

$37.7 million of which were
in relation to offers made in connection with dividends

paid during the period.

Coronado Global Resources Inc. Form 10-K December

31, 2022

101
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate

at
December 31, 2022

was 3.92 compared

to 3.07

at the end

of December

31, 2021. At

our U.S. Operations,

the
twelve-month rolling average Total

Reportable Incident Rate, at December 31, 2022 was 2.42 compared to 2.51 at the

end of

December 31, 2021.

Reportable rates for

our Australian Operations

and U.S.

Operations were below
the relevant industry benchmarks.
The safety of our workforce is

our number one priority and we

remain focused on the safety and

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
Results of Operations
How We Evaluate Our Operations
We

evaluate

our

operations

based

on

the

volume

of

coal

we

can

safely

produce

and

sell

in

compliance

with
regulatory

standards,

and

the

prices

we

receive

for

our

coal.

Our

sales

volume

and

sales

prices

are

largely
dependent upon

the terms

of our

coal sales

contracts, for

which prices

generally are

set based

on daily

index
averages, on a quarterly basis or on annual fixed price

contracts.
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
Coal revenues are shown on our Consolidated Statements of Operations and Comprehensive Income exclusive
of other

revenues. Generally,

export sale

contracts for

our Australian

Operations require

us to

bear the

cost of
freight

from

our

mines

to

the

applicable

outbound

shipping

port,

while

freight

costs

from

the

port

to

the

end
destination are

typically borne by

the customer. Sales to

the export market

from our U.S.

Operations are generally
recognized when the title to the coal passes to the customer at the mine load out similar to a domestic sale.

For
our domestic sales, customers typically bear the cost of freight. As such, freight expenses are excluded from the cost of coal revenues to allow for consistency and comparability in evaluating our operating performance.
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

Segment Adjusted EBITDA is used as
a

supplemental

financial

measure

by

management

and

by

external

users

of

our

Consolidated

Financial
Statements such

as investors,

industry analysts

and lenders

to assess

the operating

performance of

the business.
Mining costs,

a non-GAAP

measure, are

based on

the reported

cost of

coal revenues,

which is

shown on

our
statement of

operations and comprehensive

income exclusive of

freight expense, Stanwell

rebate, other royalties,
depreciation,

depletion

and

amortization

and

selling,

general

and

administrative

expenses,

adjusted

for

other
items that do not relate

directly to the costs incurred

to produce coal at the mine.

Mining costs exclude these cost

Coronado Global Resources Inc. Form 10-K December

31, 2022

102
components as

our CODM

does not

view these

costs as

directly attributable

to the

production of

coal. Mining
costs

is

used

as

a

supplemental

financial

measure

by

management,

providing

an

accurate

view

of

the

costs
directly attributable to the production

of coal at our mining

segments, and by external

users of our Consolidated
Financial Statements,

such as

investors, industry

analysts and

ratings agencies,

to assess

our mine

operating
performance in comparison to the mine operating performance

of other companies in the coal industry.
Year Ended December 31,

2022 Compared to Year

Ended December 31, 2021
Summary
The financial and operational highlights for the year ended December

31, 2022:
•

Net income

increased by

$582.3 million,

from a

net income

of $189.4

million for

the year

ended December
31, 2021,

to a

net income

of $771.7

million for

the year

ended December

31, 2022.

The increase

was
driven by higher revenues, partially offset by higher

operating costs and higher income tax expense.
•

Supply concerns

in key

Met coal markets

driven by wet

weather,

logistic issues,

the ongoing

impact of
the Russia and Ukraine

war on global coal

supply chain and Met

coal crossover trades into

the thermal
market caused considerable

volatility in coal pricing,

resulting in average

realized Met price

per Mt sold
of $265.8 for the year ended December

31, 2022, 92.6% higher
compared to $138.0 per Mt sold for

the
year ended December 31, 2021.
•

Total sales volume was 16.4 MMt for the

year ended December 31, 2022,

or 1.5 MMt lower

than the year
ended December

31, 2021.

The lower

sales volumes

were primarily

driven by

significant wet

weather
events

at

our

Australian

Operations

and

adverse

geological

and

weather

events

at

one

of

our

mine
complexes at our U.S. Operations.
•

Adjusted EBITDA for the year

ended December 31, 2022, totaled

$1,215.6 million, an increase of

$729.5
million, from Adjusted EBITDA of $486.1 million for

the year ended December 31, 2021, driven by

higher
coal revenues partially offset by higher operating

costs.
•

Cash

provided

by

operating

activities

was

$926.6 million

for

the

year

ended

December

31,

2022,

an
increase of $484.6 million

compared to $442.0 million for the year ended

December 31, 2021.
•

As of December

31, 2022 the

Company had total

available liquidity of

$434.4 million, consisting

of $334.4
million of cash (excluding restricted cash) and $100.0 million of availability under the ABL Facility.

Coronado Global Resources Inc. Form 10-K December

31, 2022

103
For Year Ended December 31,
(US$ in thousands)
2022 2021 Change %
Revenues:
Coal revenues 3,527,626 2,108,331 1,419,295 67.3%
Other revenues 43,916 40,140 3,776 9.4%
Total

revenues
3,571,542 2,148,471 1,423,071 66.2%
Costs and expenses:
Cost of coal revenues (exclusive of items shown
separately below) 1,515,585 1,195,250 320,335 26.8%
Depreciation, depletion and amortization 167,046 177,875 (10,829) (6.1%)
Freight expenses 249,081 241,862 7,219 3.0%
Stanwell rebate 165,995 55,403 110,592 199.6%
Other royalties 385,065 142,751 242,314 169.7%
Selling, general, and administrative expenses 42,499 30,666 11,833 38.6%
Restructuring costs — 2,300 (2,300) (100.0%)
Total

costs and expenses
2,525,271 1,846,107 679,164 36.8%
Other income (expenses):
Interest expense, net (67,632) (68,062) 430 (0.6%)
Loss on debt extinguishment (5,336) (8,477) 3,141 (37.1%)
(Increase) decrease in provision for discounting and
credit losses
(3,821) 8,042 (11,863) (147.5%)
Gain on disposal of asset — 14,845 (14,845) (100.0%)
Other, net 33,795 (6,187) 39,982 (646.2%)
Total

other expense, net
(42,994) (59,839) 16,845 (28.2%)
Income before tax 1,003,277 242,525 760,752 313.7%
Income tax expense (231,574) (53,102) (178,472) 336.1%
Net income 771,703 189,423 582,280 307.4%
Less: Net loss attributable to noncontrolling interest — (2) 2 (100.0%)
Net income attributable to Coronado Global
Resources Inc. 771,703 189,425 582,278 307.4%
Coal revenues
Coal revenues

were $3,527.6

million

for the

year

ended December

31, 2022,

an

increase of

$1,419.3

million,
compared

to

$2,108.3 million

for

the

year

ended

December

31,

2021.

This

increase

was

driven

by

favorable
market conditions and higher coal

price indices, which resulted in

a higher average realized Met

price per Mt sold
for the year ended December

31, 2022 of $265.8, compared

to $138.0 per Mt sold

for the same period in

2021.

This increase was

partially offset by 1.8

MMt lower Met

coal sales volume

compared to the

year ended December
31,2021, primarily a result of above average rainfall impacting production at our Australian Operations.
Cost of coal revenues (exclusive of Items shown

separately below)
Cost of

coal revenues is

comprised of

costs related to

produced tons sold,

along with

changes in

both the

volumes
and carrying values of coal inventory.

Cost of coal revenues include items

such as direct operating costs, which
include employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes.
Total

cost of coal revenues

was $1,515.6 million for

the year ended December

31, 2022, an

increase of $320.3
million, or

26.8%, compared

to $1,195.3

million for

the year

ended December

31, 2021.

Cost of

coal revenues
for our U.S.

Operations increased $171.3 million during the

year ended December 31, 2022,

driven by the impact
of

inflation

on

labor

and

supply

costs,

adverse

geological

conditions

in

certain

mines

of

our

U.S.

Operations
resulting

in

unplanned

maintenance

costs,

and

increased

purchased

coal

transactions

to

meet

certain

sales
commitments.

Cost

of

coal

revenues

for

our

Australian

Operations

for

the

year

ended

December

31,

2022
increased $149.1 million, largely due to additional fleets mobilized to accelerate overburden removal, inflationary
pressure on fuel pricing and labor costs and increased purchased coal transactions to meet sales commitments.
Higher costs

were partially

offset by

a favorable

average foreign

exchange rate

on translation

of the Australian
Operations for

the year

ended December

31, 2022,

of A$/US$:

0.70 compared

to 0.75

for the

same period

in
2021.

Coronado Global Resources Inc. Form 10-K December

31, 2022

104
Depreciation, depletion and amortization
Depreciation, depletion and amortization were $167.0 million for the year ended December 31, 2022,

a decrease
of

$10.8 million,

compared

to

$177.9

million

for

the

year

ended

December

31,

2021.

The

decrease

was
associated with a

favorable average foreign

exchange rate on

translation of the

Australian Operations,

partially
offset by depreciation on equipment brought into

service during the year ended December 31, 2022.
Freight expenses
Freight expenses of $249.1 million for the year

ended December 31, 2022, increased by

$7.2 million, compared
to $241.9

million for

the year

ended December

31, 2021.

Our U.S.

Operations contributed

$15.9 million

to the
increase, due to certain contracts for which we arrange and pay for transportation to port that did not exist to the same extent in 2022

combined with higher rail freight

rates due the impact of

inflationary pressures in the market,
partially offset by the

benefits of lower

average foreign exchange

rate on translation

of freight cost

from Australian
Operations.
Stanwell rebate
The Stanwell

rebate was

$166.0 million

for the

year ended

December 31,

2022, an

increase of

$110.6 million,
compared to

$55.4 million

for the

year

ended December

31, 2021.

The increase

was largely

driven by

higher
realized

export

reference

coal

pricing

for

the

prior

twelve-month

period

used

to

calculate

the

rebate,

partially
offset by the favorable average foreign exchange

rate on translation of the Australian Operations.
Other royalties
Other

royalties

were

$385.1 million

for

the

year

ended

December

31,

2022,

an

increase

of

$242.3 million,

as
compared to

$142.8 million

for the

year ended

December 31,

2021.

Higher royalties

were a

product of

higher
average

realized

export

pricing

and

the

adverse

impact

of

the

new

Queensland

Government

royalty

regime
applicable from July 1, 2022 to our Australian Operations.
Other, net
Other,

net

was

a

gain

of

$33.8

million

in

the

year

ended

December

31,

2022,

an

increase

of

$40.0

million
compared to

a net

loss of

$6.2 million

for the

year ended

December 31,

2021. The

increase largely

relates to
foreign exchange gains

recognized in the

translation of short-term

inter-entity balances in

certain entities within
the

Group

that

are

denominated

in

currencies

other

than

their

respective

functional

currencies

due

to

the
favorable average foreign exchange rate on translation.
Income tax expense
Income tax

expense of

$231.6 million

for the

year ended

December 31,

2022, increased

by $178.5

million, as
compared to $53.1 million for the year ended December

31, 2021.
The income tax expense

for the year ended

December 31, 2022 resulted in

an annual effective tax rate

of 23.8%,
an increase from 21.9% for the year ended December

31, 2021.
Year Ended December 31,

2021 Compared to Year

Ended December 31, 2020
The Company’s comparison of 2021 results to

2020 results is included in the

Company’s
Annual Report on Form
10-K for the fiscal year ended December 31, 2021
, under Part II Item

7, “Management’s Discussion and Analysis
of Financial Condition and Results of Operations”.

Coronado Global Resources Inc. Form 10-K December

31, 2022

105
Supplemental Segment Financial Data
Year Ended December 31,

2022 Compared to Year

Ended December 31, 2021
Australian Operations
For Year Ended December 31,
(US$ in thousands)
2022 2021 Change %
Sales Volume (MMt) 10.0 11.3 (1.3) (12.1)%
Total

revenues ($)
2,116,555 1,315,851 800,704 60.9%
Coal revenues ($) 2,078,518 1,279,736 798,782 62.4%
Average realized price per Mt sold ($/Mt) 208.9 113.1 95.8 84.7%
Met sales volume (MMt) 6.5 8.2 (1.7) (20.7)%
Met coal revenues ($) 1,968,173 1,171,869 796,304 68.0%
Average realized Met price per Mt sold ($/Mt) 303.1 143.1 160.0 111.8%
Mining costs ($) 864,616 736,782 127,834 17.4%
Mining costs per Mt sold ($/Mt) 89.5 67.6 21.9 32.4%
Operating costs ($) 1,575,786 1,111,248 464,538 41.8%
Operating costs per Mt sold ($/Mt) 158.3 98.2 60.1 61.2%
Segment Adjusted EBITDA ($) 541,208 204,992 336,216 164.0%
Coal

revenues

for

Australian

Operations

for

the

year

ended

December

31,

2022,

were

$2,078.5 million,

an
increase of $798.8 million, or 62.4%, compared

to $1,279.7 million for the year

ended December 31, 2021. This
increase

was

driven

by

higher

average

realized

Met

price

of

$303.1

per

Mt,

an

increase

of

$160.0

per

Mt,
compared to $143.1 per Mt sold during the same period in 2021. The higher realized price during the period was primarily driven by disruption in supply dynamics caused by the conflict between

Russia and Ukraine, as well as
supply constraints from key Met

coal markets due to unseasonal

wet weather and logistical issues. Sales

volume
of 10.0 MMt was 1.3 MMt lower compared to 11.3

MMt for the year ended December 31, 2021, mainly driven by
significant unprecedented wet

weather events experienced

at the Curragh

mine during 2022

which significantly
reduced mining activities and coal availability.
Operating costs increased by $464.5 million, or 41.8%, for the year ended December 31, 2022, compared to the year

ended

December

31,

2021.

The

increase

was

driven

by

a

higher

mining

costs,

higher

Stanwell

rebate
(mainly due

to higher

realized coal

pricing) and

greater royalties,

due to higher

coal revenues

and the

adverse
impact of the amended royalty.

Mining costs were $127.8 million, or 17.4%, higher for the year ended December
31, 2022 compared to the same

period in 2021, primarily due

to inflationary pressures and additional

contractor
fleets mobilized

during the

first half

of 2022

at our

Australian Operations,

partially offset

by favorable

average
foreign exchange on

translation of our

Australian Operations. Increased

costs combined with

lower sales

volumes
resulted in higher Mining

and Operating costs per Mt

sold of $89.5 and

$158.3, respectively, an increase of $21.9
and $60.1, respectively,

compared to the same period in 2021.
For the year

ended December 31,

2022, Segment

Adjusted EBITDA was

$541.2 million, an

increase of $336.2
million compared

to Segment

Adjusted EBITDA

of $205.0

million for

the year

ended December

31, 2021.

This
increase was primarily driven by higher coal revenues

partially offset by higher operating costs.

Coronado Global Resources Inc. Form 10-K December

31, 2022

106
United States
For Year Ended December 31,
(US$ in thousands)
2022 2021 Change %
Sales Volume (MMt) 6.4 6.4 — (0.1)%
Total

revenues ($)
1,454,987 832,620 622,367 74.7%
Coal revenues ($) 1,449,108 828,595 620,513 74.9%
Average realized price per Mt sold ($/Mt) 225.2 128.6 96.6 75.1%
Met sales volume (MMt) 6.2 6.3 (0.1) (1.7)%
Met coal revenues ($) 1,394,880 822,000 572,880 69.7%
Average realized Met price per Mt sold ($/Mt) 226.5 131.2 95.3 72.6%
Mining costs ($) 531,812 392,362 139,450 35.5%
Mining costs per Mt sold ($/Mt) 86.5 62.3 24.2 38.9%
Operating costs ($) 739,940 524,018 215,922 41.2%
Operating costs per Mt sold ($/Mt) 115.0 81.3 33.7 41.5%
Segment Adjusted EBITDA ($) 716,661 312,048 404,613 129.7%
Coal revenues increased by $620.5 million, or

74.9%, to $1,449,1 million for the

year ended December 31, 2022,
as compared

to

$828.6 million

for the

year

ended December

31, 2021.

This increase

was

mainly driven

by

a
higher average

realized

Met price

per Mt

sold for

the

year ended

December 31

,

2022 of

$226.5 compared

to
$131.2 per Mt sold for

the same period in 2021.

Higher average realized Met price benefited

from strong demand
and supply shortage

in the global

seaborne export markets

and high demand

of U.S.-sourced coal

into Europe
due to trade restrictions on Russian coal.
Operating costs increased by $215.9 million, or 41.2%, to $739.9 million for the year ended December 31, 2022, compared to

operating costs

of $524.0

million for

the year

ended December

31, 2021

driven by

higher mining
costs, royalties, freight expenses

and increase in purchase

d

coal to meet sales

commitments.

Higher operating
costs were largely driven

by increase in mining

costs of $139.5 million,

or 35.5%. compared to

the same period
in 2021, as

a result

of adverse

geological conditions

causing higher

maintenance costs,

higher subcontractor’s
costs

due to labor shortages and overall inflationary pressures

on labor, materials and supplies.
Segment Adjusted EBITDA of $716.7 million for

the year ended December 31, 2022 increased by

$404.6 million,
or
129.7%, compared to

$312.0 million for

the year ended

December 31,

2021. This increase
was primarily driven
by a higher average realized Met price per Mt sold, partially offset by higher operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
For Year Ended December 31,
(US$ in thousands)
2022 2021 Change %
Selling, general, and administrative expenses 42,499 30,666 11,833 38.6%
Other, net (254) 241 (495) (205.4)%
Total

Corporate and Other Adjusted EBITDA
42,245 30,907 11,338 36.7%
Corporate

and

other

costs

increased

$11.3

million

to

$42.2

million

for

the

year

ended

December

31,

2022,
compared

to

$30.9

million

for

the

year

ended

December

31,

2021.

The

increase

in

selling,

general,

and
administrative

expenses

was

largely

driven

by

inflationary

pressures

on

corporate

and

labor

costs,

corporate
activities resuming to pre-COVID-19 pandemic levels and timing or certain corporate costs.

Coronado Global Resources Inc. Form 10-K December

31, 2022

107
Mining and operating costs for the Year Ended December 31, 2022 compared to Year

December 31, 2021
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
For Year Ended December 31, 2022
(US$ in thousands) Australia United States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
1,658,105 823,529 43,637 2,525,271
Less: Selling, general and administrative expense (24) — (42,475) (42,499)
Less: Depreciation, depletion and amortization (82,295) (83,589) (1,162) (167,046)
Total operating costs 1,575,786 739,940 — 2,315,726
Less: Other royalties (330,503) (54,562) — (385,065)
Less: Stanwell rebate (165,995) — — (165,995)
Less: Freight expenses (153,068) (96,013) — (249,081)
Less: Other non-mining costs (61,604) (57,553) — (119,157)
Total mining costs 864,616 531,812 — 1,396,428
Sales Volume excluding non-produced

coal (MMt)
9.7 6.1 — 15.8
Mining cost per Mt sold ($/Mt) 89.5 86.5 — 88.4
For Year Ended December 31, 2021
(US$ in thousands) Australia United States
Other /
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
10.9 6.3 — 17.2
Mining cost per Mt sold ($/Mt) 67.6 62.3 — 65.7
Average realized Met price for the Year

Ended December 31, 2022 compared to Year

December 31, 2021
A reconciliation of the Company’s average realized

Met coal revenue is shown below:
For Year Ended December 31,
(US$ in thousands)
2022 2021 Change %
Met sales volume (MMt) 12.7 14.5 (1.8) (12.4)%
Met coal revenues ($) 3,363,053 1,993,869 1,369,184 68.7%
Average realized met price per Mt sold ($/Mt) 265.8 138.0 127.8 92.6%

Coronado Global Resources Inc. Form 10-K December

31, 2022

108
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
For year ended December 31,
(US$ in thousands) 2022 2021 2020
Reconciliation to Adjusted EBITDA:
Net income (loss) 771,703 189,423 (226,537)
Add: Depreciation, depletion and amortization 167,046 177,875 191,189
Add: Interest expense, net 67,632 68,062 50,585
Add: Other foreign exchange (gains) losses (32,259) 7,049 1,175
Add: Loss on debt extinguishment 5,336 8,477 —
Add: Income tax expense (benefit) 231,574 53,102 (60,016)
Add: Impairment of assets — — 78,111
Add: Restructuring costs — 2,300 —
Add: Losses on idled assets held for sale 771 2,732 9,994
Add: Gain on disposal of asset held for sale — (14,845) —
Add: Increase (decrease) in provision for discounting
and credit losses 3,821 (8,042) 9,298
Adjusted EBITDA 1,215,624 486,133 53,799
Liquidity and Capital Resources
Overview
Our objective is to maintain a prudent capital structure and to ensure that sufficient liquid assets and funding are available to meet both anticipated and

unanticipated financial obligations, including unforeseen events that could have an

adverse impact

on revenues

or costs.

Our principal

sources of

funds are

cash and

cash equivalents,
cash flow from operations and availability under the ABL

Facility.
Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital,

capital

expenditure,

debt

service

obligations,

business

or assets

acquisitions

and

payment

of
dividends. Based on our outlook for the next

twelve months and beyond,

which is subject to continually changing
demand from our customers, volatility in

coal prices, ongoing interruptions and uncertainties surrounding China’s import restrictions,

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

Report on Form 10-K.
Liquidity as of December 31, 2022 and December 31,

2021 was as follows:
December 31,
(US$ in thousands) 2022 2021
Cash, excluding restricted cash 334,378 437,679
Availability under ABL Facility (1) 100,000 100,000
Total 434,378 537,679
(1)

The ABL Facility contains a

springing fixed charge coverage

ratio of not less than 1.00

to 1.00, which ratio is tested

if availability under the
ABL Facility is less than $17.5 million for five consecutive business days or less than $15.0 million on

any business day.

Coronado Global Resources Inc. Form 10-K December

31, 2022

109
Our total indebtedness as of December 31, 2022 and

December 31, 2021 consisted of the following:
(US$ in thousands) 2022 2021
Interest bearing liabilities, excluding current installments 242,326 315,000
Current installments of other financial liabilities and finance lease obligations
4,585 8,634
Other financial liabilities and finance lease obligations, excluding current installments 8,336 14,031
Total 255,247 337,665
Liquidity
As

of

December

31,

2022,

available

liquidity

was

$434.4

million,

comprising

of

cash

and

cash

equivalents
(excluding restricted cash) of $334.4 million and $100.0

million of available borrowings under our ABL Facility.
Coronado continues to actively

review plans for reducing

operating, corporate and capital

expenditures to ensure
sufficient available liquidity during periods of uncertainty and volatility.
Cash
Cash is held in a

multicurrency interest bearing bank accounts available to be used to service the working capital
needs of

the Company.

Cash balances

surplus to

immediate working

capital requirements

is invested

in short-
term interest-bearing deposit accounts or used to repay

interest bearing liabilities.
Senior Secured Notes
As of December 31, 2022, the outstanding principal amount of our 10.750%

Senior Secured Notes due 2026, or
the Notes,

was $242.3
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
The Company may

redeem some or

all of the

Notes at the

redemption prices and

on the terms

specified in the
Indenture. In addition, the Company may,

from time to time, seek to retire or purchase outstanding

debt through
open-market purchases,

privately negotiated

transactions or

otherwise. Such

repurchases, if

any,

will be

upon
such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other

factors.
As of December 31, 2022, we were in compliance with all applicable covenants under the Indenture.
Partial Redemption of Notes
On November

23, 2022,

the Company

exercised its

optional redemption

rights and

redeemed $35.0

million, or
10.0%, of the

original aggregate principal amount

of its Notes

at a redemption

price equal to

103% of the

principal
amount of the Notes, plus accrued and unpaid interest on

the Notes to, but not including, the date

of redemption.
For

the

year

ended

December

31,

2022,

in

connection

with

the

dividends

paid

in

the

period,

we

offered

to
purchase the

Notes pursuant

to the

terms of

the Indenture.

In connection

with the

above offers,

we purchased
an

aggregate

principal

amount,

for

accepted

offers,

of

$37.7

million

at

a

price

equal

to

104%

of

the

principal
amount of the Notes, plus accrued and unpaid interest on

the Notes to, but not including, the date

of redemption.

Coronado Global Resources Inc. Form 10-K December

31, 2022

110
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
As

at

December

31,

2022,

no

amounts

were

drawn

and

no

letters

of

credit

were

outstanding

under

the

ABL
Facility.
As of December 31, 2022, we were in compliance with all applicable covenants under the ABL Facility.
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
December 31, 2022, we

had outstanding surety bonds of

$34.9 million and letters of

credit of $16.8 million issued
from our available bank guarantees, to meet contractual obligations under workers compensation insurance and to secure

various

obligations

and commitments.

Future

regulatory

changes relating

to these

obligations

could
result in increased obligations, additional costs or additional collateral requirements.
For

the

Australian

Operations,

we

had

bank

guarantees

outstanding

of

$27.3

million

at

December

31,

2022,
primarily in respect of certain rail and port arrangements

of the Company.
As of

December 31,

2022, we

had outstanding

bank guarantees

of $44.1

million to

secure various

obligations
and

commitments.

The

Company

provided

cash,

in

the

form

of

deposits,

as

collateral

against

these

bank
guarantees.
Dividend
During the year ended December 31, 2022, we paid $700.2

million in dividends to stockholders or CDI holders
on the ASX,

net of $1.4 million foreign exchange gain on payment

of dividends to certain CDI holders that
elected to be paid in Australian dollars.
On February 21,

2023, our Board

of Directors declared

a bi-annual fully

franked fixed ordinary

dividend of $8.4
million, or 0.5 cents per CDI. The Company

is not required to make an offer

to purchase Notes in relation to this
dividend due to the available unaccepted portion of the

offer to purchase Notes made in connection with

special
dividends declared on October 30, 2022. The dividend will have a record date of March 15, 2023, Australia time, and be payable on April 5, 2023, Australia time. The

ordinary dividend will be funded from available cash.

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

Coronado Global Resources Inc. Form 10-K December

31, 2022

111
Historical Cash Flows
The

following

table

summarizes

our

cash

flows

for

the

year

ended

December

31,

2022,

2021

and

2020

as
reported in the accompanying Consolidated Financial Statements:
Cash Flow
For Year Ended December 31,
(US$ in thousands) 2022 2021 2020
Net cash provided by (used in) operating activities 926,643 442,014 (3,000)
Net cash used in investing activities (208,343) (134,332) (114,128)
Net cash (used in) provided by financing activities (784,251) 80,836 137,526
Net change in cash and cash equivalents (65,951) 388,518 20,398
Effect of exchange rate changes on cash and restricted

cash
(37,351) 3,677 (1,215)
Cash and restricted cash at beginning of period 437,931 45,736 26,553
Cash and restricted cash at end of period 334,629 437,931 45,736
Operating activities
Net cash provided

by operating activities

was $926.6 million

for the year ended

December 31, 2022,

compared
to a

cash provided

by in

operating activities

of $442.0 million for

the year

ended December

31, 2021.

The increase
was primarily driven by higher coal revenues due to an increase in the average realized Met coal pricing partially
offset by higher operating

costs and unfavorable working capital

movement due to higher trade

receivables and
inventories at December 31, 2022.
Net cash provided

by operating activities

was $442.0 million

for the year ended

December 31, 2021,

compared
to a cash used in

operating activities of $3.0 million for the year

ended December 31, 2020. The increase in cash
provided by

operating

activities

was driven

by favorable

movement

in working

capital and

an increase

in coal
revenues during the year partially offset by higher

operating costs.
Investing activities
Net cash

used in

investing activities

was

$208.3 million

for the

year

ended December

31, 2022,

compared

to
$134.3 million

for the

year ended

December 31,

2021. Cash

spent on

capital expenditures

for the

year ended
December 31,

2022

was $199.7

million, of

which $79.

4

million is

related to

the Australian

Operations,

$119.7
million is related

to the U.S.

Operations and the

remaining $0.6 million

for other and corporate.

During the year
ended December

31, 2022,

a net

of $6.5

million of

additional deposits

were provided

as collateral

for our

U.S.
workers

compensation

obligations

and

$2.4

million

of

the

additional

security

deposit

were

provided

by

our
Australian Operations to satisfy contractual requirements in the normal course of business.
Net cash

used in

investing

activities was

$134.3 million

for the

year

ended December

31, 2021,

compared

to
$114.1

million for

the year

ended December

31, 2020.

Cash spent

on capital

expenditures for

the year

ended
December 31, 2021 was

$89.7 million, of

which $37.9 million is

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
Financing activities
Net cash

used in

financing

activities was

$784.3 million

for the

year ended

December

31, 2022,

compared

to
cash provided by financing activities of

$80.8 million for the year ended December

31, 2021. The net cash used
in financing activities for

the year ended December

31, 2022, included dividend

payments of $700.2
million, net
of a

$1.4 million

foreign exchange

gain on

settlement

of dividends

for shareholders

who elected

to be

paid

in
Australian dollars

,

$72.7 million

of Notes

redeemed

and

$2.6 million

of premium

paid on

redemption,

and the
remainder related to repayment of other financial liabilities.
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

Coronado Global Resources Inc. Form 10-K December

31, 2022

112
Contractual Obligations
The following is a summary of our contractual obligations

at December 31, 2022:
Payments Due By Year
Less than 1 ‑

3
3 ‑

5
More than
(US$ in thousands) Total 1 Year Years Years 5 Years
Long
‑
term debt obligations (1) 12,964 4,543 8,421 — —
Senior secured notes
(2)
242,326 — — 242,326 —
Mineral lease commitments (3) 52,742 5,493 10,623 10,228 26,398
Operating and finance lease commitments 27,099 9,102 11,644 6,353 —
Unconditional purchase obligations (4) 28,601 28,601 — — —
Take
‑
or
‑
pay contracts (5) 932,701 96,734 203,116 206,564 426,287
Total

contractual cash obligations
1,296,433 144,473 233,804 465,471 452,685
(1)

Represents financial obligation relating to amounts outstanding from financing equipment purchases,
insurance premiums and financial liabilities for a sale and lease back type arrangement.
(2)

Represents financial obligation outstanding under the

Senior Secured Notes. Refer to 17 “Interest
Bearing Liabilities”

in the accompanying audited Consolidated Financial Statements for additional
discussion.
(3)

Represents future minimum royalties and payments under mineral leases. Refer to 27 “Commitments”
in the accompanying audited Consolidated Financial Statements for additional discussion.
(4)

Represents firm purchase commitments for capital expenditures

(based on order to suppliers for capital
purchases) for 2023.
(5)

Represents various short-

and long-term take-or-pay arrangements in Australia associated with rail and
port commitments for the delivery of coal.
This

table

does

not

include

our

estimated

Asset

Retirement

Obligations,

or

ARO.

As

discussed

in

“—Critical
Accounting

Policies

and

Estimates—Carrying

Value

of

Asset

Retirement

Obligations”

below,

the

current

and
non-current

carrying

amount

of

our

ARO

involves

several

estimates,

including

the

amount

and

timing

of

the
payments required to satisfy

these obligations. The timing

of payments is based on numerous

factors, including
projected

mine

closure

dates.

Based

on

our

assumptions,

the

carrying

amount

of

our

ARO

as

determined

in
accordance with U.S. GAAP was $138.5 million as of

December 31, 2022.
Critical Accounting Policies and Estimates
The preparation

of

our Consolidated

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

Consolidated

Financial
Statements due to the degree of

uncertainty regarding the estimates or assumptions involved and the magnitude
of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as
well

as

the

resulting

impact

to

our

Consolidated

Financial

Statements,

have

been

discussed

with

the

Audit,
Governance and Risk Committee, or Audit Committee,

of our Board of Directors.
See Note 2.

“Summary of Significant

Accounting Policies”

to the accompanying

audited Consolidated Financial
Statements for a summary of our significant accounting

policies.
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

31, 2022

113
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

the carrying amount, an impairment
is recorded

for the

excess of

the carrying

amount over

the estimated

fair value,

which is

generally determined
using discounted future cash

flows. Any such write

down is included in

impairment expense in our

consolidated
statement of operations.
A high degree of

judgment is required

to estimate the

fair value of

our intangible and

long-lived assets, and

the
conclusions that

we reach

could vary

significantly based

on these

judgments.

We make

various

assumptions,
including assumptions regarding

future cash flows

in our

assessments of

fair value. The

assumptions about future
cash

flows

and

growth

rates

are

based

on

the

current

and

long-term

business

plans

related

to

the

long-lived
assets. Discount

rate assumptions

are based

on an

assessment of

the risk

inherent in

the future

cash flows

of
the long-lived assets.
At

December

31,

2022,

we

determined,

based

on

our

qualitative

assessment,

that

no

impairment

indicators
existed.
Goodwill Impairment
We had

a balance

of goodwill

of $28.0 million

recorded at

December 31,

2022, which

was generated

upon the
acquisition of Buchanan

in 2016. We

perform our annual assessment

of the recoverability of

our goodwill in

the
fourth quarter of each year. We utilize a qualitative assessment for determining whether the quantitative goodwill impairment analysis is

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

2022, we

did not

perform a

quantitative impairment

assessment as

we determined,
based on our qualitative assessment, that no impairment

indicators existed.
Assets held for sale
As of December 31, 2022, the assets

and liabilities held for sale represent the fair value

of the Greenbrier mining
asset, which may be realized through a potential sale within the next 12 months.
The fair value of the Greenbrier mining asset was primarily driven by indicative offers and Level 3 inputs such as estimates

of

future

cash

flows

which

aligns

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

operations cease. There

were no assets

that were

legally restricted for

purposes of settling

asset
retirement obligations

as of

December 31,

2022. In

addition, state

agencies monitor

compliance with

the mine
plans, including reclamation.

Coronado Global Resources Inc. Form 10-K December

31, 2022

114
We

record

the

fair

value

of

additions

to

our

asset

retirement

obligations

using

the

present

value

of

projected
future

cash

flows

discounted

using

a

credit-adjusted

risk-free

rate,

with

an

equivalent

amount

recorded

as

a
long-lived asset. An accretion

cost is recorded each

period and the capitalized cost

is depreciated over the

useful
life of the

related asset. As reclamation

work is performed or

liabilities are otherwise settled, the

recorded amount
of the liability is reduced.
A review

of restoration

and

decommissioning

provisions

is carried

out annually

on a

mine-by-mine

basis,

and
adjustments are made to reflect any changes in estimates, if necessary. On an interim basis, we may update the liability based on significant changes to the life of mine or significant increases in disturbances during the period.
Expected Credit Losses
For trade and related party

receivables carried at amortized

cost, we determine expected

credit losses, or ECL,
on a forward-looking basis. The amount of ECL is updated at each reporting date to reflect changes in credit risk since the

initial recognition of

the respective

financial instrument. We

recognize the lifetime

ECL. ECL is

estimated
based on our

historic credit loss

experience, adjusted for

factors that are

specific to the

financial asset, general
economic

conditions,

financial

asset

type,

term

and

an

assessment

of

both

the

current

as

well

as

forecast
conditions, including

the expected

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
•

geological settings;
•

historical production from the area compared with production from other producing areas;
•

the assumed effects of regulations and taxes by governmental agencies
;
•

assumptions governing future prices; and
•

future operating costs.
Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these
reasons,

estimates

of

the

economically

recoverable

quantities

of

coal

attributable

to

a

particular

group

of
properties, and classifications

of these reserves

based on the

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

our
proven and probable coal reserves.
Taxes
We are required to

estimate the amount of

tax payable or

refundable for the

current year and the

deferred income
tax liabilities and assets

for the future tax consequences

of events that have

been reflected in our

Consolidated

Coronado Global Resources Inc. Form 10-K December

31, 2022

115
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

31, 2022

116
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
The

expectation

of

future

prices

for

coal

depends

upon

many

factors

beyond

our

control.

Met

coal

has

been
volatile commodity

over the

past ten

years. Recently,

in the

second quarter

of 2022,

seaborne prices

reached
record levels with both the Australian and U.S. Met coal price indices exceeding $600 per Mt, largely as result of supply concerns

in key

Met coal

markets and

continued trade

flow disruptions

caused by

geopolitical tensions
following Russian

invasion

of Ukraine.

The demand

and supply

in the

Met coal

industry changes

from time

to
time. There are no assurances that oversupply will not occur, that demand will not decrease or that overcapacity will not

occur,

which could

cause declines

in the

prices of

coal, which

could have

a material

adverse effect

on
our financial condition and results of operations
Additionally,

access to

international markets

may be

subject to

ongoing interruptions

and trade

barriers due

to
policies and tariffs of individual countries. For example, the imposition of restrictions by China on Australian coal
into the

Country,

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

As of
December 31, 2022,

we had $13.7

million of outstanding

provisionally priced receivables

subject to changes

in
the relevant price index. If prices decreased 10%, these provisionally priced receivables would decrease by $1.4 million.

See Part

I, Item

1A.

“Risk

Factors—Our

profitability depends

upon the

prices

we receive

for our

coal.
Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control.”

Coronado Global Resources Inc. Form 10-K December

31, 2022

117
Diesel Fuel
We may

be exposed

to price

risk in

relation to

other commodities

from time

to time

arising from

raw materials
used in our operations (such as gas or

diesel). These commodities may be hedged through financial instruments if the

exposure is

considered material

and where

the exposure

cannot be

mitigated through

fixed price

supply
agreements.
The fuel required for our operations in fiscal year 2023 will be purchased under fixed-price contracts or on a spot
basis.
Interest Rate Risk
Interest rate risk is the risk that a change in interest rates on our borrowing facilities will have an adverse impact
on financial performance, investment decisions

and stockholder return. Our

objectives in managing our exposure
to interest rates include

minimizing interest costs

in the long term,

providing a reliable estimate

of interest costs
for

the

annual

work

program

and

budget

and

ensuring

that

changes

in

interest

rates

will

not

have

a

material
impact on our financial performance.
As

of

December

31,

2022,

we

had

$255.2 million

of

fixed-rate

borrowings

and

Notes

and

there

were
no variable-rate borrowings outstanding.

We currently do not hedge against interest rate

fluctuations.

Foreign Exchange Risk
A significant portion of our

sales are denominated in US$.

Foreign exchange risk is

the risk that our earnings

or
cash flows are adversely impacted by movements in exchange

rates of currencies that are not in US$.
Our main exposure

is to the

A$-US$ exchange rate

through our Australian

Operations, which have

predominantly
A$

denominated

costs.

In

2022,

greater

than

60%

of

expenses

incurred

at

our

Australian

Operations

were
denominated in

A$. Approximately

40% of

our Australian

Operations’

purchases were

made with

reference

to
US$, which provides

a natural hedge

against foreign exchange

movements on these

purchases (including fuel,
several port handling charges,

demurrage, purchased coal

and some insurance

premiums). Appreciation of

the
A$ against

US$ will

increase our

Australian Operations’

US$ reported

cost base

and reduce

US$ reported

net
income. For

the portion

of US$

required to

purchase A$

to settle

our Australian

Operations’ operating

costs, a
10%

increase

in

the

A$

to

US$

exchange

rate

would

have

increased

reported

total

costs

and

expenses

by
approximately $99.0 million for the year ended December

31, 2022.

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

Coronado Global Resources Inc. Form 10-K December

31, 2022

118
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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of

December

31,

2022,

we had

financial

assets

of

$838.8

million,

comprising

of cash

and

restricted

cash,
trade receivables and

restricted deposits,

which are exposed

to counterparty

credit risk. These

financial assets
have been assessed under ASC 326, Financial Instruments – Credit Losses, and a provision for discounting and
credit

losses

of

$5.1

million

was

recorded

as

of

December

31,

2022.

See

item

8.

Financial

Statements

and
Supplementary Data—Note 9. Provision for Discounting and

Credit Losses.

Coronado Global Resources Inc. Form 10-K December 31,

2022

119
ITEM 8. FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA

Page
Number
Consolidated Balance Sheets
120
Consolidated Statements of Operations and Comprehensive Income
121
Consolidated Statements of Stockholders’ Equity
122
Consolidated Statements of Cash Flows
123
Notes to Consolidated Financial Statements
124
Report of Independent Registered Public Accounting Firm

(PCAOB ID: 0
1435
) 159

Coronado Global Resources Inc. Form 10-K December 31,

2022

120
Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets
Note
December 31,
2022
December 31,
2021
Current assets:
Cash and restricted cash

$
334,629
$
437,931
Trade receivables, net
8

409,979
271,923
Inventories
10

158,018
118,922
Other current assets
13

60,188
47,647
Assets held for sale
4

26,214
27,023
Total

current assets

989,028
903,446
Non-current assets:
Property, plant and

equipment, net
11

1,389,548
1,397,363
Right of use asset – operating leases, net
15

17,385
13,656
Goodwill
12

28,008
28,008
Intangible assets, net
12

3,311
3,514
Restricted deposits
28

89,062
80,981
Deferred income tax assets
24

—
14,716
Other non-current assets
13

33,585
19,728
Total

assets

$
2,549,927
$
2,461,412
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
61,780
$
97,514
Accrued expenses and other current liabilities
14

343,691
270,942
Income tax payable
24

119,981
25,612
Asset retirement obligations
16

10,646
9,414
Contract obligations
19

40,343
39,961
Lease liabilities
15

7,720
8,452
Other current financial liabilities
18

4,458
8,508
Liabilities held for sale
4

12,241
12,113
Total

current liabilities

600,860
472,516
Non-current liabilities:
Asset retirement obligations
16

127,844
110,863
Contract obligations
19

94,525
141,188
Deferred consideration liability
20

243,191
230,492
Interest bearing liabilities
17

232,953
300,169
Other financial liabilities
18

8,268
13,822
Lease liabilities
15

15,573
12,894
Deferred income tax liabilities
24

95,671
75,750
Other non-current liabilities

27,952
26,216
Total

liabilities

$
1,446,837
$
1,383,910
Common stock $
0.01

par value;
1,000,000,000

shares authorized,
167,645,373

shares issued and outstanding as of December 31, 2022 and
December 31, 2021

1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares authorized,
1
Share issued and outstanding as of December 31, 2022 and

December 31,
2021
—
—
Additional paid-in capital

1,092,282
1,089,547
Accumulated other comprehensive losses
26

(91,423)
(44,228)
Retained earnings

100,554
30,506
Total

stockholders’ equity

1,103,090
1,077,502
Total

liabilities and stockholders’ equity

$
2,549,927
$
2,461,412
See accompanying notes to consolidated financial

statements.

Coronado Global Resources Inc. Form 10-K December 31,

2022

121
Consolidated Statements of Operations and Comprehensive

Income
(In US$ thousands, except share data)
Year ended December 31,
Note 2022 2021 2020
Revenues:
Coal revenues $
3,527,626
$
2,010,996
$
1,289,010
Coal revenues from related parties 29
—
97,335
134,589
Other revenues
43,916
40,140
38,663
Total

revenues
3
3,571,542
2,148,471
1,462,262
Costs and expenses:
Cost of coal revenues (exclusive of items shown
separately below)
1,515,585
1,195,250
1,014,879
Depreciation, depletion and amortization
167,046
177,875
191,189
Freight expenses
249,081
241,862
185,863
Stanwell rebate
165,995
55,403
103,039
Other royalties
385,065
142,751
84,891
Selling, general, and administrative expenses

42,499
30,666
30,352
Restructuring costs
—
2,300
—
Total

costs and expenses
2,525,271
1,846,107
1,610,213
Other income (expenses):
Interest expense, net
(67,632)
(68,062)
(50,585)
Loss on debt extinguishment
(5,336)
(8,477)
—
Impairment of assets 5
—
—
(78,111)
(Increase) decrease in provision for discounting and
credit losses

9
(3,821)
8,042
(9,298)
Gain on disposal of asset held for sale 4
—
14,845
—
Other, net 6
33,795
(6,187)
(608)
Total

other expense, net
(42,994)
(59,839)
(138,602)
Income (loss) before tax
1,003,277
242,525
(286,553)
Income tax (expense) benefit

24
(231,574)
(53,102)
60,016
Net income (loss)
771,703
189,423
(226,537)
Less: Net loss attributable to noncontrolling
interest
—
(2)
(69)
Net income (loss) attributable to Coronado Global
Resources Inc. $
771,703
$
189,425
$
(226,468)
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment 26
(47,195)
(17,451)
21,488
Net gain (loss) on cash flow hedges, net of tax 26
—
2,029
(5,088)
Total

other comprehensive (loss) income
(47,195)
(15,422)
16,400
Total

comprehensive income (loss)
724,508
174,001
(210,137)
Less: Net loss attributable to noncontrolling
interest
—
(2)
(69)
Total

comprehensive income (loss) attributable to
Coronado Global Resources Inc.

$
724,508
$
174,003
$
(210,068)
Earnings (loss) per share of common stock
Basic 7
4.60
1.21
(2.04)
Diluted 7
4.60
1.21
(2.04)
See accompanying notes to consolidated financial

statements.

Coronado Global Resources Inc. Form 10-K December 31,

2022

122
Consolidated Statements of Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock
Additional
paid in
capital
Accumulated
other
comprehensive
losses
Retained
earnings
(Accumulated
losses)
Noncontrolling
interest
Total
stockholders'
equity Shares Amount Series A Amount
Balance December 31, 2019
96,651,692
$
967
1
$
—
$
820,247
$
(45,206)
$
91,712
$
221
$
867,941
Net loss —
—
—
—
—
—
(226,468)
(69)
(226,537)
Other comprehensive income (net of
$
2,108

deferred income tax)
—
—
—
—
—
16,400
—
—
16,400
Total comprehensive income (loss) —
—
—
—
—
16,400
(226,468)
(69)
(210,137)
Issuance of common stock, net
41,736,198
417
—
—
171,168
—
—
—
171,585
Stock-based compensation for equity
classified awards —
—
—
—
1,637
—
—
—
1,637
Dividends —
—
—
—
—
—
(24,163)
—
(24,163)
Balance December 31, 2020
138,387,890
$
1,384
1
$
—
$
993,052
$
(28,806)
$
(158,919)
$
152
$
806,863
Net income (loss) —
—
—
—
—
—
189,425
(2)
189,423
Other comprehensive income (net of
$
870

deferred income tax)
—
—
—
—
—
(15,422)
—
—
(15,422)
Total comprehensive (loss) income —
—
—
—
—
(15,422)
189,425
(2)
174,001
Issuance of common stock, net
29,257,483
293
—
—
97,448
—
—
—
97,741
Stock-based compensation for equity
classified awards —
—
—
—
(250)
—
—
—
(250)
Acquisition of non-controlling interest —
—
—
—
(703)
—
—
(150)
(853)
Balance December 31, 2021
167,645,373
$
1,677
1
$
—
$
1,089,547
$
(44,228)
$
30,506
$
—
$
1,077,502
Net income —
—
—
—
—
—
771,703
—
771,703
Other comprehensive loss —
—
—
—
—
(47,195)
—
—
(47,195)
Total comprehensive (loss) income —
—
—
—
—
(47,195)
771,703
—
724,508
Stock-based compensation for equity
classified awards —
—
—
—
2,735
—
—
—
2,735
Dividends —
—
—
—
—
—
(701,655)
—
(701,655)
Balance December 31, 2022
167,645,373
$
1,677
1
$
—
$
1,092,282
$
(91,423)
$
100,554
$
—
$
1,103,090
See accompanying notes to consolidated financial

statements

Coronado Global Resources Inc. Form 10-K December

31, 2022

123
Consolidated Statements of Cash Flows
(In US$ thousands)
Year Ended December 31,
2022 2021 2020
Cash flows from operating activities:
Net income (loss) $
771,703
$
189,423
$
(226,537)
Adjustments to reconcile net income to cash and

restricted cash provided by
operating activities:
Depreciation, depletion and amortization
165,503
175,814
197,162
Impairment of Assets
—
—
78,111
Amortization of right of use asset - operating leases
6,704
8,899
13,285
Amortization of deferred financing costs
1,933
3,133
5,546
Non-cash interest expense
31,362
29,120
22,410
Amortization of contract obligations
(36,519)
(33,967)
(33,172)
Loss on disposal of property, plant and equipment
855
415
131
Decrease in contingent royalty consideration
—
—
(1,543)
Gain on operating lease derecognition
—
—
(1,184)
Equity-based compensation expense (gain)
2,735
(250)
1,637
Loss on debt extinguishment
5,336
8,477
—
Deferred income taxes
40,423
24,417
(11,247)
Reclamation of asset retirement obligations
(4,543)
(4,273)
(2,859)
Change in estimate of asset retirement obligation
1,543
2,061
(5,973)
Gain on disposal of asset held for sale
—
(14,845)
—
Increase (decrease) in provision for discounting and

credit losses
3,821
(8,042)
9,298
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables,

net
(156,818)
(33,545)
(38,025)
Inventories
(41,243)
(9,637)
53,652
Other current assets
(12,365)
24,573
(1,921)
Accounts payable
(27,664)
24,166
6,833
Accrued expenses and other current liabilities
84,041
64,285
(27,829)
Operating lease liabilities
(8,244)
(10,986)
(15,329)
Income tax payable
96,326
—
—
Change in other liabilities
1,754
2,776
(25,446)
Net cash provided by (used in) operating activities
926,643
442,014
(3,000)
Cash flows from investing activities:
Capital expenditures
(199,716)
(89,661)
(117,856)
Proceeds from the disposal of property, plant, and equipment
318
1,594
—
Proceeds from disposal of assets held for sale
—
27,451
—
Purchase of restricted deposits
(9,761)
(103,997)
(2,302)
Redemption of restricted deposits
816
30,281
6,030
Net cash used in investing activities
(208,343)
(134,332)
(114,128)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other

financial liabilities
—
411,524
216,953
Debt issuance costs and other financing costs
—
(15,263)
(2,955)
Principal payments on interest bearing liabilities

and other financial liabilities
(81,310)
(412,046)
(221,414)
Call premiums paid on early redemption of debt
(2,557)
(1,050)
—
Principal payments on finance lease obligations
(140)
(70)
(2,481)
Dividends paid
(700,244)
—
(24,162)
Proceeds from stock issuance, net
—
97,741
171,585
Net cash (used in) provided by financing activities
(784,251)
80,836
137,526
Net (decrease) increase in cash and restricted

cash
(65,951)
388,518
20,398
Effect of exchange rate changes on cash and restricted

cash
(37,351)
3,677
(1,215)
Cash and restricted cash at beginning of period
437,931
45,736
26,553
Cash and restricted cash at end of period $
334,629
$
437,931
$
45,736
Supplemental disclosure of cash flow information:
Cash payments for interest $
36,728
$
33,462
$
23,538
Cash paid (refund) for taxes $
90,888
$
(16,582)
$
1,955
See accompanying notes to consolidated financial

statements

Coronado Global Resources Inc. Form 10-K December

31, 2022

124
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
1.

Description of Business, Basis of Presentation
(a)
Nature of operations
Coronado

Global

Resources Inc.

(together

with

its

subsidiaries,

the

“Company”

or

“Coronado”)

is

a

global
producer, marketer,

and exporter of a full range

of metallurgical coals, an

essential element in the production

of
steel. The Company

has a portfolio

of operating mines

and development projects

in Queensland, Australia

and
in the

states of Pennsylvania,

Virginia and West

Virginia in the

United States, or

U.S. For details

of the

Company’s
capital structure, refer to Note 7 “Capital Structure” for

further information.
(b)
Basis of Presentation
The

Consolidated

Financial

Statements

have

been

prepared

in

accordance

with

requirements

of

the

U.S.
Generally Accepted

Accounting

Principles,

or U.S.

GAAP and

are presented

in U.S.

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
Concentration of customers
The Company

has a

formal written

credit policy

that establishes

procedures to

determine creditworthiness

and
credit

limits

for

trade

customers

and

counterparties

in

the

over-the-counter

coal

market.

Generally,

credit

is
extended based on

an evaluation of

the customer’s financial

condition. Collateral is not

generally required, unless
credit cannot be established.

Payments from customers are generally due between

30 to 60 days after

invoicing. Invoicing usually occurs after
shipment

or

delivery

of

goods.

The

timing

between

the

recognition

of

revenue

and

receipt

of

payment

is

not
significant.
The Company had certain customers

whose accounts receivable balances individually represented
10
% or more
of

the

Company’s

total

accounts

receivable,

or

whose

revenue

individually

represented
10
%

or

more

of

the
Company’s total revenue.
The

following

table

summarizes

any

customer

whose

revenue

individually

represented
10
%

or

more

of

the
Company’s total revenue in the years ended December

31, 2022, 2021 and 2020.
Year Ended December 31,
2022 2021 2020
Xcoal
12%
11%
9%
Tata

Steel
19%
17%
17%
For the

year ended

December 31,

2022, $
1,848.8

million, or
52.6
% of

total revenues,

were attributable

to five
customers. In

comparison,

for the

year ended

December 31,

2021, $
971.6

million, or
46.3
% of

total revenues
were attributable to five customers and

for the year ended December 31,

2020, $
671.9

million, or
47.1
% of total
revenues were attributable

to five customers.

As of December

31, 2022, the

Company had

four customers that
accounted

for $
212.5

million,

or
51.6
%, of

accounts

receivable.

As of

December

31, 2021,

the

Company

had
four customers that accounted for $
149.2

million, or
54.7
%, of accounts receivable.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

125
The

following

table

presents

revenues

as

a

percent

of

total

revenue

from

external

customers

by

geographic
region:
Year Ended December 31,
2022 2021 2020
North America
12%
7%
13%
Australia
4%
6%
6%
Asia
46%
48%
50%
Europe
11%
12%
13%
South America
8%
6%
4%
Brokered sales
19%
21%
14%
Total
100%
100%
100%
The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered

transactions at a point

that does not reflect

the end usage point,

they are reflected

as
exports, and attributed to an end delivery point if that knowledge is known to the Company.
Concentration of labor
Out of the Company’s total employees,
11.5
% are subject to the Curragh

Mine Operations Enterprise Bargaining
Agreement 2019.

This agreement

covers work

carried out

by permanent,

full-time, temporary,

and casual

coal
mining employees

engaged by

Curragh to

fulfil production,

maintenance

and processing

activities. Other

than
the Curragh

Mine Operations

Enterprise

Bargaining Agreement

2019, there

are no

other collective

bargaining
agreements or union contracts covering employees of the Company

.
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
2.

Summary of Significant Accounting Policies
(a)

Newly Adopted Accounting Standards
During

the

period

there

have

been

no

new

Accounting

Standards

Updates

issued

by

the

Financial

Accounting
Standards Board that had a material impact on the Company’s Consolidated Financial Statements
.

(b)

Accounting Standards Not Yet

Implemented
To

date, there have

been no

recent accounting

pronouncements not

yet effective

that have significance,

or potential
significance, to the Company’s Consolidated Financial Statements.

(c) Use of Estimates
The preparation

of Consolidated

Financial

Statements

in conformity

with U.S. GAAP

requires

management

to
make certain

judgements, estimates

and assumptions

that affect

the reported

amounts of

assets and

liabilities
and disclosure of

contingent assets

and liabilities at

the date of

the Consolidated

Financial Statements

and the
reported amounts

of revenues

and expenses

during the

reporting periods.

Actual results

could differ

materially
from

those

estimates.

Significant

items

subject

to

such

estimates

and

assumptions

include

asset

retirement
obligations; useful

lives for

depreciation, depletion

and amortization;

deferred income

tax assets

and liabilities;
values

of

coal

properties;

fair

value

of

assets

held

for

sale,

workers’

compensation

liability

and

other
contingencies.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

126
(d)

Foreign Currency
Financial Statements of foreign operations
The reporting currency of the Company is the U.S. Dollar,

or US$.
Functional

currency

is

determined

by

the

primary

economic

environment

in

which

an

entity

operates.

The
functional currency of

the Company

and its subsidiaries

is the US$,

with the exception

of two foreign

operating
subsidiaries, Curragh

and its

immediate parent

CAH, whose

functional currency

is the

Australian dollar,

or A$,
since Curragh’s predominant sources of operating

expenses are denominated in that currency.
Assets and liabilities

are translated at

the year-end exchange

rate and items

in the statement

of operations are
translated at average rates with gains and losses from

translation recorded in other comprehensive losses.
Foreign Currency Transactions
Monetary

assets

and

liabilities

are

remeasured

at

year-end

exchange

rates

while

non-monetary

items

are
remeasured at historical rates.

Gains and losses from foreign

currency remeasurement related to Curragh’s U.S. dollar receivables are included
in coal revenues. All other gains and losses

from foreign currency remeasurement

and foreign currency forward
contracts

are

included

in

“Other,

net”,

with

exception

of

foreign

currency

gains

or

losses

on

long-term
intercompany

loan

balances

which

are classified

within

“Accumulated

other

comprehensive

losses”.

The

total
aggregate impact of foreign currency

transaction gains or losses on the

Consolidated Statements of Operations
and Comprehensive Income was a net gain of $
47.6

million and $
1.7

million and a net loss of $
3.2

million for the
years ended December 31, 2022, 2021 and 2020, respectively. The total impact of foreign currency transactions related to U.S. dollar coal sales in Australia (included in the total above) was a net gain of $
15.0

million and $
8.7
million and a net loss of $
4.0

million for the years ended December 31, 2022, 2021

and 2020, respectively.
(e)

Cash and Cash Equivalents and Restricted Cash
Cash and cash

equivalents include cash

at bank and

short-term highly liquid investments

with an original

maturity
date of three months or less. At December 31, 2022 and 2021,

the Company had
no

cash equivalents.
“Cash

and

Restricted

Cash”,

as

disclosed

in

the

accompanying

Consolidated

Balance

Sheets

includes

$
0.3
million of restricted cash at December 31, 2022 and

$
0.3

million at 2021.
(f)

Trade Accounts Receivables
The Company

extends trade

credit to

its customers

in the

ordinary course

of business.

Trade

receivables are
recorded initially at fair value and subsequently at amortized cost, less any Expected Credit Losses, or ECL.

For trade receivables

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

The amount of credit

loss is recognized in

the Consolidated Statements

of Operations and Other Comprehensive
Income within “Provision for discounting and credit losses”. The Company writes off a financial asset when there is information indicating there is no realistic prospect of recovery of the asset from the counterparty. Subsequent recoveries of amounts

previously written off

are credited against “Provision

for discounting and

credit losses” in
the Consolidated Statements

of Operations and Other Comprehensive Income.
Factoring
The Company

has agreements

with financial

institutions to

sell selected

trade receivables

on a

recurring, non-
recourse

basis.

Under

these

agreements,

trade

receivables

sold

do

not

allow

for

recourse

for

any

credit

risk
related to the Company’s customers if such receivables

are not collected by the third-party financial institutions.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

127
The

Company

derecognizes

the

trade

receivables

sold

under

the

factoring

arrangement

and

the

difference
between proceeds received and carrying amount of the trade receivables sold is recognized within “Interest, net”
in its Consolidated Statements of Operations and Comprehensive

Income.
(g)

Inventories
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
(h)

Assets held for sale
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

(i)

Property, Plant and

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

Mineral rights

and reserves

acquired are

measured at

cost and

are depleted

on a

units of
production

method

over

the

estimated

proven

and

probable

reserve

tons

of

the

relevant

mineral

property.
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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

128
Impairment of long-lived assets
Long-lived

assets,

such

as

property,

plant,

and

equipment,

and

purchased

intangible

assets

subject

to
amortization,

are

reviewed

for

impairment

whenever

events

or

changes

in

circumstances

indicate

that

the
carrying amount of an

asset may not be

recoverable. If circumstances

require a long-lived asset

or asset group
be

tested

for

possible

impairment,

the

Company

first

compares

undiscounted

cash

flows

expected

to

be
generated by

that asset

or asset

group to

its carrying

amount. If

the carrying

amount of

the long-lived

asset or
asset group

is not

recoverable on

an undiscounted

cash flow

basis, an

impairment is

recognized to

the extent
that the

carrying amount

exceeds its

fair value.

Fair value

is determined

through

various valuation

techniques
including

discounted

cash

flow

models,

quoted

market

values

and

third-party

independent

appraisals,

as
considered necessary.

Refer to Note 5 “Impairment of Assets” for further disclosure

.
Goodwill
Goodwill is an asset

representing the future economic

benefits arising from other

assets acquired in a

business
combination

that

are

not

individually

identified

and

separately

recognized.

In

connection

with

the

Buchanan
acquisition on

March 31, 2016,

the Company

recorded goodwill

in the

amount of

$
28.0

million. Goodwill

is not
amortized but

is reviewed

for impairment

annually or

when circumstances or

other events

indicate that

impairment
may have occurred. The Company follows the guidance in Accounting Standards Update 2017-04 “ Intangibles –
Goodwill

and

Other:

Simplifying

the

Test

for

Goodwill

Impairment
”

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
(j)

Asset Retirement Obligations
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
(k)

Borrowing costs
Borrowing costs are

recognized as an

expense when they

are incurred, except

for interest charges

attributable
to major projects with substantial development and construction phases which are capitalized as part of the cost
of the asset. There was
no

interest capitalized during the years ended December 31, 2022 and 2021.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

129
(l)

Leases
From time

to time,

the Company

enters into

mining services

contracts which

may include

embedded leases

of
mining equipment

and other

contractual agreements

to lease

mining equipment

and facilities.

Based upon

the
Company’s

assessment

of the

terms

of a

specific

lease agreement,

the Company

classifies a

lease

as either
finance or operating.
Finance leases
Right of Use,

or ROU,

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
The ROU

asset includes

any lease

payments made

and lease

incentives received

prior to

the commencement
date.

The

Company

has

lease

arrangements

with

lease

and

non-lease

components

which

are

accounted

for
separately.

Non-lease

components

of

the

lease

payments

are

expensed

as

incurred

and

are

not

included

in
determining the present value.
(m) Royalties
Lease rights

to coal

lands are

often acquired

in exchange

for royalty

payments. Royalties

are payable

monthly
as a percentage of the gross

realization from the sale of the coal

mined using surface mining methods

and as a
percentage

of

the

gross

realization

for

coal

produced

using

underground

mining

methods.

Advance

mining
royalties are advance

payments made to

lessors under terms

of mineral lease

agreements that are

recoupable
against

future

production.

The

Company

had

advance

mining

royalties

of

$
6.8

million

and

$
5.5

million
respectively, included

in “Other current assets” as of December 31, 2022

and 2021.
(n)

Stanwell Rebate
The

Stanwell

rebate

relates

to

a

contractual

arrangement

entered

into

by

Curragh

with

Stanwell

Corporation
Limited, a State

of Queensland

owned electricity

generator, which

requires payment

of a rebate

for export coal
sold from some of Curragh’s

mining tenements. The rebate obligation is

accounted for as an executory

contract
and the expense is recognized as incurred.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

130
(o)

Revenue Recognition
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

the fitness of

purpose and merchantability
of the Company’s goods. The Company does not

provide service-type of warranties to customers.
Revenue

is

recognized

at

a

point

in

time

and

therefore

there

are
no

unsatisfied

and/or

partially

satisfied
performance obligations at December 31, 2022 and 2021.
Shipping and Handling
The Company

accounts

for

shipping

and

handling

activities

on

Free

on

Rail

sales

after

the

customer

obtains
control of the good as an activity to fulfil the promise to transfer the good. In this instance, shipping and handling costs

paid

to

third

party

carriers

and

invoiced

to

coal

customers

are

recorded

as

freight

expense

and

other
revenues, respectively.
(p)

Commodity Price Risk
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
•

enter into fixed price contracts to purchase fuel for the U.S. Operations

.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

131
•

enter into derivative financial instruments to hedge exposures to fuel price fluctuations.

There are
no

derivative contracts outstanding at December 31, 2022

and 2021.
(q)

Income Taxes
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
(r)

Fair Value Measurements
The Company utilizes valuation

techniques that maximize

the use of observable inputs

and minimize the use of
unobservable

inputs

to

the

extent

possible.

The

Company

determines

fair

value

based

on

assumptions

that
market

participants

would

use

in

pricing

an

asset

or

liability

in

the

principal

or

most

relevant

market.

When
considering

market

participant

assumptions

in

fair

value

measurements,

the

Company

distinguishes

between
observable and unobservable inputs, which are categori

zed in one of 3 levels of inputs.
Refer to Note 25 “Fair

Value

Measurement” for detailed

information related to the

Company’s fair value

policies
and disclosures.
(s)

Derivative accounting
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
There are
no

derivative contracts outstanding at December 31, 2022

and 2021.
(t)

Stock-based Compensation
The Company has

a stock-based compensation plan

which allows for

the grant of

certain equity-based incentives
including stock options,

performance stock units,

or PSU, and

restricted stock units,

or RSU, to

employees and
executive

directors,

valued

in

whole

or

in

part

with

reference

to

the

Company’s

CDIs

or

equivalent

common
shares (on a
10.1

CDI to common share ratio).

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

132
The grant-date

fair value

of stock

option

award is

estimated on

the

date

of grant

using

Black-Scholes-Merton
option-pricing model. For

certain options and

PSUs, the Company includes

a relative Total

Stockholder Return,
or TSR, modifier to determine the number of shares

earned at the end of the performance period.

The fair value
of awards that include the TSR modifier is determined

using a Monte Carlo valuation model.
The expense for these equity-based incentives is based on their fair value at date of grant and is amortized over the required service

period, generally the vesting

period. The Company accounts

for forfeitures as

and when they
occur.
Refer to

Note

23 “Stock-Based

Compensation”
for detailed

information

related

to the

Company’s

stock-based
compensation plans.
(
u)

Earnings per Share
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
(v)

Deferred Financing Costs
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

For information on the

unamortized balance of

deferred financing fees

related to outstanding

debt, see Note

17
“Interest Bearing Liabilities”.
3.

Segment Information
The Company has

a portfolio of operating

mines and development

projects in Queensland,

Australia and in the
states of

Pennsylvania,

Virginia

and West

Virginia

in the

U.S. The

Australian Operations

comprise the

100%-
owned

Curragh

producing

mine

complex.

The

U.S.

Operations

comprise
two

100%-owned

producing

mine
complexes (Buchanan and Logan),
one

100%-owned idled mine complex which is held for sale (Greenbrier) and two

development properties (Mon Valley

and Russell County).

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

Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

133
Reportable segment results for the years ended December 31,

2022, 2021 and 2020 are presented below:
(US$ thousands) Australia
United
States
Other and
Corporate Total
Year ended December 31,

2022
Total

revenues
$
2,116,555
$
1,454,987
$
—
$
3,571,542
Adjusted EBITDA
541,208
716,661
(42,245)
1,215,624
Net income (loss)
328,632
486,817
(43,746)
771,703
Total

assets
1,353,424
1,013,359
183,144
2,549,927
Capital expenditures
89,001
95,769
587
185,357
Year ended December 31,

2021
Total

revenues
$
1,315,851
$
832,620
$
—
$
2,148,471
Adjusted EBITDA
204,992
312,048
(30,907)
486,133
Net income (loss)
64,278
220,975
(95,830)
189,423
Total

assets
1,357,132
822,222
282,058
2,461,412
Capital expenditures
38,733
50,787
1,616
91,136
Year ended December 31,

2020
Total

revenues
$
976,369
$
485,893
$
—
$
1,462,262
Adjusted EBITDA
(8,586)
92,801
(30,416)
53,799
Net loss
(66,645)
(77,853)
(82,039)
(226,537)
Total

assets
1,307,745
908,361
(67,630)
2,148,476
Capital expenditures
47,456
74,881
1,519
123,856
The reconciliation of Adjusted EBITDA to net income attributable to the Company for the years ended December
31, 2022, 2021 and 2020 are as follows:
Year Ended December 31,
(US$ thousands) 2022 2021 2020
Net income (loss) $
771,703
$
189,423
$
(226,537)
Depreciation, depletion and amortization
167,046
177,875
191,189
Interest expense, net
67,632
68,062
50,585
Other foreign exchange (gains) losses (1)
(32,259)
7,049
1,175
Loss on debt extinguishment
5,336
8,477
—
Income tax expense (benefit)
231,574
53,102
(60,016)
Impairment of assets
—
—
78,111
Restructuring costs
—
2,300
—
Losses on idled assets held for sale (2)
771
2,732
9,994
Gain on disposal of assets held for sale
—
(14,845)
—
Increase (decrease) in provision for discounting

and credit losses
3,821
(8,042)
9,298
Consolidated adjusted EBITDA $
1,215,624
$
486,133
$
53,799
(1)
Refer to Note 6 “Other, net” for further discussion.
(2)
These losses relate to idled non-core assets that the Company has classified as held for sale with the view that these will be

sold within the next
twelve months or were sold in prior periods.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

134
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed on

the Consolidated

Statements of

Cash Flows

for the

years ended

December

31, 2022,

2021 and
2020 are as follows:
Year Ended December 31,
(US$ thousands) 2022 2021 2020
Capital expenditures per Consolidated Statement of Cash
flows $
199,716
$
89,661
$
117,856
Payment for capital acquired in prior period
(7,475)
(6,000)
—
Accruals for capital expenditures
11,243
7,475
6,000
Advance payment to acquire long lead capital items

(18,127)
—
—
Capital expenditures per segment detail $
185,357
$
91,136
$
123,856
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

segments,

as the

Company

believes

it best

depicts the

nature,

amount,

timing

and

uncertainty

of
revenues and cash flows. All revenue is recognized at a point in time.
Year ended December 31, 2022
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,968,173
$
1,394,880
$
3,363,053
Thermal coal
110,345
54,228
164,573
Total

coal revenue
2,078,518
1,449,108
3,527,626
Other
(1)
38,037
5,879
43,916
Total
$
2,116,555
$
1,454,987
$
3,571,542
Year ended December 31, 2021
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,171,869
$
822,000
$
1,993,869
Thermal coal
107,867
6,595
114,462
Total

coal revenue
1,279,736
828,595
2,108,331
Other (1)
36,115
4,025
40,140
Total
$
1,315,851
$
832,620
$
2,148,471
Year ended December 31, 2020
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
836,545
$
476,222
$
1,312,767
Thermal coal
105,681
5,151
110,832
Total

coal revenue
942,226
481,373
1,423,599
Other (1)
34,143
4,520
38,663
Total
$
976,369
$
485,893
$
1,462,262
(1)
Included in

Other is

the amortization

of Stanwell

non-market coal

supply agreement

liability recognized

on acquisition

of Curragh.

See further
discussion in Note 19 “Contract Obligations”.
Further explanation to tables above:
The following is a description of the principal activities

by reportable segments.
•

The Company primarily offers two types of products to its

customers: metallurgical coal and thermal coal
of

varying

qualities.

The

Company’s

metallurgical

coal

is

classified

as

hard

coking

coal,

further
distinguished by its volatility (defined as high, mid, or low),

and pulverized coal injection.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

135
•

The Australian Operations reportable segment

includes the Curragh mine. The

Australian Operations is
a separate

reportable segment

due to

having separate

management, location,

assets, and

operations.

Curragh

mine,

included

in

the

Australian

Operations,

is

located

in

central

Queensland,

Australia

and
produces a wide variety of metallurgical coal.
•

The United States reportable segment includes the Buchanan, Logan and Greenbrier coal mine facilities
in Virginia and West Virginia,

United States. It produces high, mid and low volatility

hard coking coal.
4. Assets Held for Sale
During the fourth quarter of 2020, the Company committed to a plan to sell the Greenbrier asset and determined that all of

the criteria to

classify assets and liabilities

as held for

sale were met.

The asset is part

of the Company’s
U.S. segment,

located

in the

State

of

West

Virginia,

and

does

not form

part

of

the Company’s

core

business
strategy. The Greenbrier

mining asset has been idle since April 1, 2020.

The following table provides the major classes of assets and liabilities classified as held for sale as of December
31, 2022 and December 31, 2021:
December 31

(US$ thousands)
2022 2021
Inventories, net
—
1,795
Other current assets
2,326
1,706
Property, plant and

equipment, net
23,447
23,447
Other noncurrent assets
441
75
Total

assets held for sale
$
26,214
$
27,023
Accounts payable
313
426
Accrued expenses and other current liabilities
813
1,344
Current asset retirement obligations
5,137
5,140
Noncurrent asset retirement obligations
5,978
5,203
Total

liabilities held for sale
$
12,241
$
12,113
As of December 31, 2022, the assets

and liabilities held for sale represent the fair value

of the Greenbrier mining
asset, which will likely be realized through a sale within

the next 12 months.

The fair

value of

the Greenbrier

mining asset

was

primarily

determined

by reference

to non-binding

indicative
offers and Level 3 inputs such

as estimates of future cash flows which

aligns to the Company’s

best estimate of
future

market

and

operating

conditions,

including

its

current

life

of

mine

plan.

The

life

of

mine

plan

includes
assumptions in relation to coal price

forecasts, projected mine production volumes, operating costs, capital costs and discount rate.
Sale of the Amonate Mining Asset
On
December 2, 2021
,

the

Company

sold

Amonate,

including

related

assets

and

liabilities,

to

Ramaco
Resources, Inc., a Delaware corporation,

for a purchase price of $
30.0

million and realized a pre-tax

net gain of
$
14.8

million after transaction costs of $
2.6

million, included within “Gain on disposal of

asset held for sale” in the
Company’s

Consolidated

Statement

of Operations

and

Comprehensive

Income for

the year

ended December
31, 2021.
5. Impairment of Assets
The Company concluded

that no impairment

charges were

required at any

of the Company’s

mining assets

for
the years ended December 31, 2022 and 2021.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

136
During the year ended

December 31, 2020, the

Company performed an

impairment assessment in

accordance
with ASC 360 – Property, Plant and Equipment, and determined that the sum of the estimated undiscounted pre-
tax future

cash flows

of Greenbrier

long-lived assets

exceeded its

carrying amount.

As a

result, an

impairment
charge of $
78.1

million was recorded,

reducing the

carrying amount

of Greenbrier’s

long-lived assets

to its

fair
value at that time, which did not include any associated ARO liabilities.
6.

Other, net
Other, net consists of the following:
Year Ended December 31,

(US$ thousands) 2022 2021 2020
Other foreign exchange gains (losses) (1) $
32,259
$
(7,049)
$
(1,175)
Other income
1,536
862
567
Total

Other, net
$
33,795
$
(6,187)
$
(608)
(1)

Other foreign

exchange gains

(losses) primarily

relates to

gains and

losses recognized

on the

translation of
short-term

inter-entity

balances

between

certain

entities

within

the

Group

that

are

denominated

in

currencies
other than their respective functional currencies.
7.

Capital Structure
(a)

Stockholders’ Equity
Authorized capital stock
The Company’s Articles of Incorporation, as amended, authorize the Company to issue
1,100,000,000

shares of
$
0.01

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
The following table summarizes Common Stock activity

during the periods presented below:
Year Ended December 31,

2022 2021 2020
Shares outstanding at the beginning of the year
167,645,373
138,387,890
96,651,692
Shares issued during the year
-
29,257,483
41,736,198
Shares outstanding at the end of the year
167,645,373
167,645,373
138,387,890
Coronado Group LLC
As

of

December

31,

2022,

Coronado

Group

LLC,

the

Company’s

controlling

stockholder,

beneficially

owns
845,061,399

CDIs (representing a beneficial interest

in
84,506,140

shares of common stock) representing
50.4
%
of

the

total
1,676,453,730

CDIs

(representing

a

beneficial

interest

in
167,645,373

shares

of

common

stock)
outstanding.

The

remaining
831,392,331

CDIs

(representing

a

beneficial

interest

in
83,139,233

shares

of
common stock) are owned by investors in the form of CDIs

publicly traded on the ASX.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

137
Refer to Note 23 “Stock-Based Compensation” for

options to purchase common stock issued

and outstanding as
of December 31, 2022 and 2021.
Preferred Stock
Coronado Group

LLC holds

one share

of preferred

stock

Series A.

The holder

of Series

A Preferred

Stock

is
permitted

to

nominate

and

elect

members

of

the

Company’s

Board

of

Directors

in

relation

to

the

level

of

the
holder’s

aggregate

beneficial

ownership

of

shares

of

the

Company’s

common

stock.

The

Series

A

Preferred
Share

is

not

entitled

to

dividends

and

is

non

transferable.

The

Series

A

Preferred

Share

has

a

liquidation
preference of $
1.00
.
(b)

Dividends
The dividend

policy

and

the

payment

of future

cash

dividends

are subject

to

the

discretion

of the

Company’s
Board of Directors.
During the year ended December 31, 2022, the Company declared:
•

Dividends of $
150.9

million, or $
0.09

per CDI ($
0.90

per share of common stock), on February 24, 2022;
•

Dividends of $
200.1

million, or $
0.119

per CDI ($
1.19

per share of common stock), on May 9, 2022;

•

Dividends of $
125.7

million, or $
0.075

per CDI ($
0.75

per share of

common stock),

on August 8,

2022;
and
•

Dividends of $
225.0

million, or $
0.134

per CDI ($
1.34

per share of common stock), on

October 30, 2022.
The

Company

paid

a

total

of

$
700.2

million

to

stockholders

and

CDI

holders

on

the

ASX,

net

of

$
1.4

million
foreign exchange gain

on payment of

dividends to certain

CDI holders that

elected to be

paid in Australian

dollars,
in relation to the above declared dividends.

During the year ended December 31, 2021, the Company did

not declare or pay dividends.
During the year

ended December 31,

2020, the Company

declared a dividend

to stockholders and

CDI holders
on the

ASX of

$
24.2

million, or

$
0.025

per CDI

($
0.25

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

138
Year Ended December 31,
(US$ thousands, except per share data) 2022 2021 2020
Numerator:
Net income (loss) $
771,703
$
189,423
$
(226,537)
Less:

Net (loss) attributable to Non-controlling interest
—
(2)
(69)
Net income (loss) attributable to Company stockholders $
771,703
$
189,425
$
(226,468)
Denominator (in thousands):
Weighted-average shares of common stock outstanding
167,645
156,710
111,073
Effects of dilutive shares
201
132
—
Weighted average diluted shares of common stock

outstanding
167,846
156,842
111,073
Earnings (Loss) Per Share (US$):
Basic
4.60
1.21
(2.04)
Dilutive
4.60
1.21
(2.04)
8. Trade Receivables, net
The Company

extends trade

credit to

its customers

in the

ordinary course

of business.

Trade

receivables are
recorded initially at fair value and subsequently at amortized cost, less any ECL.
December 31,
(US$ thousands) 2022 2021
Trade

receivables - at amortized cost
$
414,490
$
272,657
Provision for discounting and credit losses (Note 9)
(4,511)
(734)
Trade receivables, net $
409,979
$
271,923
Xcoal
At December

31, 2022,

amounts

outstanding from

Xcoal in

respect

of coal

sales

were $
69.8

million,

of which
$
34.9

million were past due, and is included within “Trade

receivables, net” on the Consolidated Balance

Sheet.
Subsequent to December

31, 2022, the Company has collected

the Xcoal past due balance in

full. The carrying
amount

of

trade

receivables

from

Xcoal,

net

of

provision

for

discounting

and

credit

losses

of

$
2.9

million,
recognized due to the uncertainty surrounding expected timing of collection, was $
65.7

million.
At December

31,

2021, amounts

outstanding

from

Xcoal in

respect

of coal

sales

were $
35.2

million,

of which
$
17.9

million

was

past due

and was

included

in “Trade

receivables,

net” on

the

Consolidated

Balance Sheet.
Subsequent to December 31,

2021, the Company collected

Xcoal’s past due balance in

full. The carrying amount
of

trade

receivables

from

Xcoal,

net

of

provision

for

discounting

and

credit

losses

of

$
0.4

million,

was

$
34.8
million.
9. Provision for Discounting and Credit Losses
The following

table provides

the reconciliation

of the

allowance for

credit losses

that is

deducted from

financial
assets to present the net amount expected to be collected:
(US$ thousands)
Trade and
related party
trade
receivables
Other
Assets Total
As at January 1, 2021 $
9,298
$
—
$
9,298
Change in estimates during the current period
436
522
958
Unwind of provision for discounting and credit losses
(9,000)
—
(9,000)
As at December 31, 2021
734
522
1,256
Change in estimates during the current period
3,777
44
3,821
As at December 31, 2022 $
4,511
$
566
$
5,077

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

139
10. Inventories

December 31,
(US$ thousands) 2022 2021
Raw coal $
50,604
$
17,334
Saleable coal
45,913
42,006
Total

coal inventories
96,517
59,340
Supplies inventory
61,501
59,582
To tal inventories $
158,018
$
118,922
Coal inventories measured at its net realizable value were

$
5.0

million and $
2.2

million at December 31, 2022
and 2021, respectively,

and relates to coal designated for deliveries under the Stanwell non-market coal supply
agreement. See further discussion in Note 19 “Contract

Obligations”.
11.

Property, Plant and

Equipment
The following

table indicates

the carrying

amount of

each of

the major

classes of

the Company’s

consolidated
depreciable assets:
December 31,

(US$ thousands) 2022 2021
Land $
27,711
$
27,853
Buildings and improvements
91,336
88,079
Plant, machinery, mining

equipment and transportation vehicles
1,012,844
963,272
Mineral rights and reserves
373,309
374,326
Office and computer equipment
9,488
8,718
Mine development
565,106
566,201
Asset retirement obligation asset
87,877
75,215
Construction in process
82,713
42,055
To
tal cost of property,

plant and equipment
2,250,384
2,145,719
Less accumulated depreciation, depletion and amortization
860,836
748,356
Property, plant and

equipment, net
$
1,389,548
$
1,397,363
The amount of depreciation and amortization expense

for property, plant

and equipment for the years ended
December 31, 2022, 2021 and 2020 was $
155.8
million, $
166.2

million and $
187.7

million, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

140
12.

Goodwill and Other Intangible Assets
(a)

Acquired Intangible Assets
December 31, 2022
(US$ thousands)
Weighted
average
amortization
period (years)
Gross
carrying
amount
Accumulated
amortization
Net carrying
amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Logan
15
$
1,642
$
990
$
652
Mining permits - Buchanan
28
3,501
842
2,659
Total

intangible assets
$
5,143
$
1,832
$
3,311
December 31, 2021
(US$ thousands)
Weighted
average
amortization
period (years)
Gross
carrying
amount
Accumulated
amortization
Net carrying
amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Logan
15
$
1,642
$
912
$
730
Mining permits - Buchanan
28
3,501
717
2,784
Total

intangible assets
$
5,143
$
1,629
$
3,514
Amortization expense is charged using the

straight-line method over the useful

lives of the respective intangible
asset.

The

aggregate

amount

of

amortization

expense

for

amortizing

intangible

assets

for

the

years

ended
December

31,

2022,

2021

and

2020,

were
$
0.2

million,

$
0.2

million

and

$
0.2

million,

respectively.

Estimated
amortization expense for each of the next five years is

$
0.2

million.
(b) Goodwill
In connection with the

Buchanan acquisition on

March 31, 2016, the Company

recorded goodwill in the

amount
of $
28.0

million. The

Company performed

a qualitative

assessment to

determine if

impairment was

required at
December 31, 2022

or 2021.

Based upon

the Company’s

qualitative assessment,

it is more

likely than

not that
the fair

value

of the

reporting

unit is

greater

than

the

carrying

amount at

December 31,

2022 and

2021. As

a
result,
no

impairment

was

recorded,

and

the

balance

of

goodwill

at

both

December 31,

2022

and

2021
was
$
28.0

million. The Company has not noted any indicators

of impairment since the acquisition date.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

141
13.

Other Assets

December 31,
(US$ thousands) 2022 2021
Other current assets:

Prepayments
$
26,831
$
24,226

Long service leave receivable
7,884
9,136

Tax

credits receivable
4,183
4,440

Other
21,290
9,845
Total

other current assets
$
60,188
$
47,647
Other non-current assets:

Favorable mineral leases
$
3,448
$
3,645

Deferred debt issue costs

2,463
4,310

Long service leave receivable
585
550

Tax

credits receivable
7,269
11,223

Deposits to acquire long lead capital items
18,126
—

Other
1,694
—
Total

other non-current assets
$
33,585
$
19,728
The Company

has other assets

which includes prepayments,

favorable mineral leases,

deferred debt issue

costs,
long service leave receivable,

equipment deposits and coalfield employment enhancement tax credit receivable.

The favorable mineral leases are amortized based on the coal tonnage removed from the lease property relative to the total estimated reserves on that property.

Long service leave for

eligible coal mine workers

at the Company’s

Australian Operations is

paid when leave is
taken, with a subsequent

reimbursement received from

the Coal Mining Industry

(Long Service Leave Funding)
Corporation

in

Queensland,

Australia.

The

reimbursement

entitlement

is

recognized

as

a

receivable

and

is
measured as

the present

value of

expected future

reimbursements to

be received

for the

corresponding leave
liability recognized.

The deferred

issue costs

as of

December

31,

2022 and

2021,

were

incurred to

establish

the ABL

Facility (as
described in Note 17

“Interest Bearing Liabilities”) and

amortized over the life

of the facility

on a straight-line

basis
and

included

in

“Interest

expense,

net”

in

the

Company’s

Consolidated

Statements

of

Operations

and
Comprehensive Income.
The tax credits receivable relates

to the Virginia coalfield employment enhancement tax

credit for coal sales from
the Company’s mining properties in the State of West Virginia in the U.S. during the 2018 to 2021 income years.
Where the credits exceed the Company’s state tax liability for the tax year,

the excess is redeemable by the Tax
Commissioner on behalf of the Commonwealth of Virginia for
85
% of the face value within 90

days after filing the
return. The

tax credits

allowed can

be claimed

in the

third taxable

year following

the taxable

year in

which the
credit was earned and allowed.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

142
14.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:
December 31,
(US$ thousands) 2022 2021
Wages

and employee benefits
$
38,687
$
41,187
Taxes

other than income taxes
5,988
6,246
Accrued royalties
117,131
70,237
Accrued freight costs
44,496
27,754
Accrued mining fees
103,492
65,835
Acquisition related accruals
11,669
31,201
Other liabilities
22,228
28,482

Total

accrued expenses and other current liabilities
$
343,691
$
270,942
Acquisition

related

accruals

is

an

accrual

for

the

remaining

estimated

stamp

duty

payable

on

the

Curragh
acquisition of $
11.7
million (A$
17.3

million). Refer to Note 28 “Contingencies” for further

details.
15. Leases
Information related to Company’s right-of use

assets and related lease liabilities are as follows:
Year ended December 31,
(US$ thousands) 2022 2021
Operating lease costs $
8,088
$
10,863
Cash paid for operating lease liabilities
8,244
10,986
Finance lease costs:
Amortization of right of use assets
304
227
Interest on lease liabilities
20
14
Total

finance lease costs
$
324
$
241
December 31,
(US$ thousands) 2022 2021
Operating leases:
Right of use asset – operating leases, net $
17,385
$
13,656
Finance leases:
Property and equipment
371
404
Accumulated depreciation
(186)
(67)
Property and equipment, net
185
337
Current operating lease obligations
7,593
8,326
Non-current operating lease obligations
15,505
12,685
Total

Operating lease liabilities
23,098
21,011
Current finance lease obligations
127
126
Non-current finance lease obligations
68
209
Total

Finance lease liabilities
195
335
Current lease obligations
7,720
8,452
Non-current lease obligations
15,573
12,894
Total

lease obligations
$
23,293
$
21,346

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

143
December 31,
2022 2021
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
1.52
2.54
Weighted average remaining lease term – operating

leases
4.11
2.59
Weighted Average Discount

Rate
Weighted discount rate – finance lease
7.60%
7.60%
Weighted discount rate – operating lease
8.94%
7.95%
The Company’s leases have remaining lease terms of
1 year

to
5 years
, some of which include

options to extend
the terms deemed reasonable to exercise. Maturities of lease liabilities are as follows:
(US$ thousands)
Operating
Lease
Finance
Lease
Year ending

December 31,
2023 $
8,964
$
138
2024
6,112
138
2025
5,325
69
2026
5,214
—
Thereafter
1,139
—
Total

lease payments
26,754
345
Less imputed interest
(3,656)
(150)
Total

lease liability
$
23,098
$
195
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

2022

and

2021.

In

addition,

state
agencies monitor compliance with the mine plans, including reclamation.
The Company records the fair value

of its asset retirement obligations using the present

value of projected future
cash flows, with

an equivalent amount

recorded in the

related long lived

asset or a

change to the

Consolidated
Statements of Operations

if the related

permit is closed.

An accretion cost,

representing the

increase over time
in the present value of

the liability, is recorded each period and the capitalized cost is depreciated over the useful
life of the related asset. As reclamation work is performed or liabilities otherwise settled, the recorded amount of
the liability is reduced.
Changes in

the asset

retirement obligations

for the

years ended

December 31,

2022 and

December 31,

2021
were as follows:
(US$ thousands)
December 31,
2022
December 31,
2021
Total

asset retirement obligations at beginning of the year
$
120,277
$
122,144
ARO liability additions
1,835
1,642
Accretion
9,066
9,353
Reclamation performed in the year
(3,270)
(3,322)
Gain on settlement of ARO
(53)
(601)
Change in estimate recorded to net income
(2)
1,195
Change in estimate recorded to assets
15,381
(5,444)
Foreign currency translation adjustment
(4,744)
(4,690)
Total

Asset retirement obligations at end of the year
138,490
120,277
Less current portion
(10,646)
(9,414)
Asset retirement obligation, excluding current portion $
127,844
$
110,863

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

144
17.Interest Bearing Liabilities
The following is a summary of interest-bearing liabilities

at December 31, 2022:

(US$ thousands)
December 31,
2022
December 31,
2021
Weighted Average
Interest Rate at
December 31, 2022
Final
Maturity
10.75
% Senior Secured Notes $
242,326
$
315,000
12.14
% (2)
2026
ABL Facility
—
—
2024
Discount and debt issuance costs (1)
(9,373)
(14,831)
Total

interest bearing liabilities
$
232,953
$
300,169
(1)
Deferred debt issuance

costs incurred on

the establishment of the

ABL Facility has been

included within "Other non-current

assets" on the
Consolidated Balance Sheets.
(2)

Represents the effective interest rate.

Senior Secured Notes
On May 12, 2021,

the Company entered

into an indenture, or

the Indenture, among

Coronado Finance Pty Ltd,
an Australian proprietary company,

as the issuer or the Australian Borrower, the Company,

as parent guarantor,
the other

guarantors

party

thereto

and

Wilmington

Trust,

National

Association,

as trustee,

and

as priority

lien
collateral trustee, relating to the issuance of
10.750
% Senior Secured Notes due 2026, or the Notes.
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
of $
100.0

million, or the ABL Facility.
The terms

of the

Notes are

governed

by the

Indenture.

The Indenture

contains

customary covenants

for high
yield bonds, including,

but not limited

to, limitations on

investments, liens, indebtedness,

asset sales, transactions
with affiliates and

restricted payments, including

payment of dividends

on capital

stock. As of

December 31, 2022,
the Company was in compliance with all applicable covenants

under the Indenture.
The Company may

redeem some or

all of the

Notes at the

redemption prices and

on the terms

specified in the
Indenture.
Partial Redemption of Notes
On November

23, 2022,

the Company

exercised its

optional redemption

rights and

redeemed $
35.0

million, or
10.0
%, of the

original aggregate principal amount

of its Notes

at a redemption

price equal to
103
% of the

principal
amount of the Notes, plus accrued and unpaid interest on

the Notes to, but not including, the date

of redemption.

The redemption

allocation was

determined by

lot, in

compliance with

the requirements

of the

Depository Trust
Company as provided in the Indenture governing the

Notes.

During the

year ended

December 31,

2022, in

connection

with the

dividends paid

in the

period, the

Company
offered to

purchase the

Notes pursuant

to the

terms of

the Indenture.

In connection

with the

above offers,

the
Company purchased an

aggregate principal amount, for

accepted offers, of

$
37.7

million at a

price equal to
104
%
of the principal amount of the

Notes, plus accrued and unpaid interest on

the Notes to, but not including, the

date
of redemption.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

145
In connection to the above redemptions,

the Company recorded a “Loss

on debt extinguishment” of $
5.3

million
in the

Consolidated Statement

of Operations

and Comprehensive

Income, which

represents the

premium paid
and a portion of unamortized debt issuance costs and

discount on issuance.

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
a certain amount.

As of December

31, 2022, the

Company is

not subject to

this covenant.

As at December

31,
2022, the Company met its undertakings under the ABL

Facility.
As

at

December

31,

2022,
no

amounts

were

drawn

and
no

letters

of

credit

were

outstanding

under

the

ABL
Facility.
The carrying value of

debt issuance costs,

recorded as “Other

non-current assets” in

the Consolidated Balance
Sheets, were $
2.5

million and $
4.3

million at December 31, 2022 and December 31, 2021, respectively. Refer to
Note 13 “Other Assets”.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

146
18.

Other Financial Liabilities
The following is a summary of other financial liabilities:
(US$ thousands)
December 31,
2022
December 31,
2021
Collateralized financial liabilities payable to third-party financing companies
(1) $
12,726
$
17,794
Unsecured notes payable to insurance premium finance company,

payable in
aggregate monthly instalments ranging from $
645

to $
700

with a fixed rate
ranging up to
2.25
% per annum
—
4,536
Total

Other financial

liabilities
12,726
22,330
Less: current portion
4,458
8,508
Other non-current financial liabilities $
8,268
$
13,822
(1)
On January

6, 2021,

the Company

entered into

an agreement

with a

third-party financier

to sell

and leaseback

items of

property, plant and

equipment
owned by

Curragh, a

wholly-owned subsidiary of

the Company.

The transaction

did not

satisfy the

sale criteria

under ASC

606 –

Revenues from
Contracts with

Customers. As

a

result, the

transaction was

deemed a

financing arrangement

and the

Company has

continued to

recognize the
underlying property,

plant and equipment

on its Consolidated

Balance Sheet. The

proceeds received from the

transaction of $
23.5

million (A$
30.2
million) were recognized as “Other financial

liabilities” on the Consolidated Balance Sheet. The

term of the financing arrangement

ranges up to
five
years

with an implied interest rate

of up to
8.1
% per annum. The carrying

amount of this financial liability, net of issuance

costs, was $
12.7
million and
$
17.8

million as at December 30, 2022 and 2021,

$
4.5

million and $
4.0

million of which were classified as a current liability, respectively.
19.

Contract Obligations
In

connection

with

the

acquisition

of

the

Logan

assets,

the

Company

assumed

certain

non-market

contracts
related to various

coal leases.

The non-market

coal leases

require royalty

payments based on

a percentage

of
the

realization

from

the

sale

of

the

respective

coal

under

lease.

On

acquisition,

the

Company

recorded
$
27.3

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
acquisition. As a

result, on acquisition,

the Company recorded

a liability

of $
307.0

million (A$
400.0

million) related
to the

unfavorable pricing

of the

Stanwell CSA

and is

amortizing it

ratably based

on the

tons sold

through the
contract.

The

amortization

of this

liability

for the

year

ended December

31,

2022,

2021

and

2020

were

$
36.2
million,

$
33.7

million

and

$
32.6

million,

respectively,

and

recorded

as

“Other

revenues”

in

the

Consolidated
Statements of Operations and Comprehensive Income.
The following is a summary of the contract obligations

as of December 31, 2022:
(US$ thousands) Short-term Long-term Total
Coal leases contract liability $
843
$
19,720
$
20,563
Stanwell below market coal supply agreement
39,500
74,805
114,305
$
40,343
$
94,525
$
134,868
The following is a summary of the contract obligations

as of December 31, 2021:
(US$ thousands) Short-term Long-term Total
Coal leases contract liability $
843
$
20,081
$
20,924
Stanwell below market coal supply agreement
39,118
121,107
160,225
$
39,961
$
141,188
$
181,149

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

147
20.

Deferred Consideration Liability
On August 14, 2018 the Company completed the purchase of the Stanwell

Reserved Area, or the SRA, adjacent
to

the

current

Curragh

mining

tenements.

This

area

was

acquired

on

a

deferred

consideration

basis

and

on
acquisition

the

Company

recognized

a

“Mineral

rights

and

reserves”

asset

and

a

corresponding

deferred
consideration liability of $
155.2

million (A$
210.0

million), calculated using the contractual pre-tax discount rate of
13
% representing

fair value

of the

arrangements

at the

date of

acquisition. The

deferred consideration

liability
will reflect passage of

time changes by way

of an annual accretion

at the contractual pre-tax discount

rate of
13
%
and will

be settled

as a

discount to

the price

of thermal

coal supplied

to Stanwell

over the

term of

a new

coal
supply agreement which

is expected to

commence in 2027.

The accretion of

deferred consideration is recognized
in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income. The Right-
to-mine-asset will be amortized over the coal reserves

mined from the SRA.
December 31,
(US$ thousands) 2022 2021
Stanwell Reserved Area deferred consideration $
243,191
$
230,492
$
243,191
$
230,492
21.

Workers’ Compensation and Pneumoconiosis (“Black

Lung”) Obligations
In

the

United

States,

coal

mine

operations

may

lead

to

traumatic

workers

compensation

claims,

as

well

as
workers’ compensation occupational disease claims for

black lung disease. Injured workers generally file claims
for traumatic injury under

the governing state

workers compensation legislation.

Workers may file

claims due to
black

lung

under

the

governing

state

workers

compensation

legislation

or

under

a

series

of

federal

laws

that
include the Federal Coal Mine Health and Safety Act of 1969, as amended, the Black Lung Benefits Act of 1973,
and

the

Black

Lung

Benefits

Reform

Act

of

1977.

The

Company

provides

for

both

traumatic

workers
compensation claims and occupational disease claims through

an insurance policy.
The Company obtained workers

compensation insurance for work

related injuries, including black

lung, through
a

third-party

commercial

insurance

company

for

the

years

ended

December

31,

2022,

2021

and

2020.

The
insurance policy

covers claims

that exceed

$
0.5

million per

occurrence for

all years,

or aggregate

claims in

excess
of $
22.7
million, $
22.0

million and $
15.0

million for policy years ending May 2023, May 2022 and May 2021. Per the contractual agreements, the Company

was required to provide a collateral

deposit of $
53.1

million for policy
years 2017 through

2023, ending May 31,

2023, which is

accomplished through providing

a combination of

letters
of credit and cash collateral

in an escrow account.
As of December 31,

2022, the Company has

provided $
16.8
million of letters

of credit, $
27.1
million of cash

collateral and surety

bonds of $
6.0

million totaling $
49.9

million.
The remaining collateral is required to be provided by

March 31, 2023.
For the

years ended

December 31, 2022,

2021 and

2020, the

audited Consolidated

Statements of

Operations
and

Comprehensive

Income

included

Company

incurred

claims,

premium

expenses

and

administrative

fees
related

to

worker’s

compensation

benefits

of

$
12.2
million,

$
12.2

million

and

$
9.5

million,

respectively.

As

of
December 31, 2022 and 2021, the estimated workers’ compensation liability was $
30.1
million and $
29.7

million,
respectively, representing claims incurred but not paid based on the estimate of the

outstanding claims under the
coverage

limits

and

the

actuarially

determined

retained

liability

under

the

aggregate

claim

amount.

As

of
December

31,

2022

and

2021,

$
27.1
million

and

$
25.3

million,

respectively,

are

recorded

within

“Other

non-
current liabilities” in the Consolidated Balance Sheets.

The current portion of the Company’s estimated

workers’
compensation liabilities are

recorded within “Accrued

expenses and other

current liabilities” in the

Consolidated
Balance Sheets.
22.

Employee Benefit Plans
The

Company

has

a

401(k)-defined

contribution

plan

in

which

all

U.S.

full

time

employees

are

eligible

to
participate

upon

their

date

of

hire.

Employees

generally

may

contribute

up

to
100
%

of

their

qualifying
compensation

subject

to

statutory

limitations.

The

Company

matches

up

to
100
%

up

to

the

first
4
%

of

the
participant’s annual compensation

for all employees except

for those employed at Buchanan.

For employees at
Buchanan,

the

Company

matches

up

to
100
%

of

the

first
6
%

of

the

participant’s

annual

compensation.

The
Company’s contributions immediately

vest. Total Company contributions

for the

years ended

December 31,

2022,
2021 and 2020 amounted to $
3.9

million, $
3.3

million and $
2.7

million, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

148
In the United States, the Company is self-insured for

employee health care claims up to the lesser of $
0.2

million
per

covered

person

or

an

aggregate

amount

depending

on

the

various

coverages

provided

to

employees
throughout the plan year

for all employees. The Company

has purchased coverage from a

commercial insurance
carrier to provide for any claims

in excess of these amounts. At December

31, 2022 and 2021, the Company had
provided

accruals

of

$
1.9

million

and

$
1.7

million,

respectively,

for

claims

incurred

but

not

paid

based

on
management’s estimate

of the Company’s

self-insured liability.

For the years

ended December

31, 2022, 2021
and 2020, the Company incurred claims,

premium expenses and administrative

fees related to this plan totaling
$
29.8

million, $
25.8

million and $
23.9

million respectively.
23.

Stock-Based Compensation
Total

stock-based

compensation

expense

was

$
2.7

million,

$
0.5

million

and

$
1.6

million

for

the

years

ended
December 31,

2022,

2021

and

2020

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

2022

the

Company

had

$
4.1

million

of

total

unrecognized

compensation

cost

related

to
nonvested stock-based

compensation awards

granted under

the plans.

This cost

is expected to

be recognized
over
3.25

years

with

a

weighted-average

period

of
2.38

years

as

stock-based

compensation

expense.

This
expected cost does not include the impact of any future stock-based compensation awards.
a) 2018 Equity Incentive Plan
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
PSUs, denominated in CDIs or shares

of common stock. Each award

is entitled to receive one

CDI with
ten

CDIs
representing one share of common stock.
The Company

measures the cost

of all stock-based

compensation, including

stock options,

at fair value

on the
grant date

and recognizes

such costs

within “Selling,

general and

administrative expense”

in the

Consolidated
Statements of

Operations and Comprehensive

Income. The

Company recognizes compensation

expense related
to Options, PSUs and RSUs

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

Company at the vesting date except

for grantees who meet
certain retirement criteria under the 2018 Plan.
The following awards were granted under the 2018 Plan:
Grant year Vesting date (1) Performance period Stock Options PSUs RSUs
2022 01/01/2023
not applicable
—

—

393,793

2022 01/07/2023
not applicable
—

—

255,284

2022 01/01/2024
not applicable
—

—

151,747

2022 01/07/2024
not applicable
—

—

343,210

2022 31/03/2026
01/01/2022 - 31/12/2024
—

7,471,100

—

2021 31/03/2025
01/01/2021 - 31/12/2023
—

5,998,212

—

2020 31/03/2024
01/01/2020 - 31/12/2022
—

3,203,988

—

2018 31/03/2023
01/01/2019 - 31/12/2021
1,336,454

1,001,914

—

2018 30/12/2019
not applicable
—

—

54,687

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

149
(1)

The awards shall vest on the one-year anniversary

of each testing date and no later than the disclosed date.

The Options

and PSUs granted

that will

vest are

subject to the

achievement of goals

over the

performance period.
These goals are relative total shareowner return, or TSR, and scorecard performance metrics, or the Scorecard.
TSR is determined based on the Company’s percentile ranking of TSR over the performance period relative to a predefined comparator group of companies.
Performance metrics applicable to the Options and

PSUs granted as summarized below:
Grant year
Relative TSR Scorecard
TSR Safety TSR Cashflow Production Production
2022, 2021 and
2020
33.0%
22.0%
22.0%
22.0%
- -
2018
25.0%
25.0%
- -
25.0%
25.0%
Awards subject to

TSR vest based

on service

and market conditions.

The fair

value of

relative TSR was

estimated
on the grant date using a Monte Carlo simulation model.

Awards subject to Scorecard vest based on service and performance conditions. The fair value of the Scorecard was estimated

on the

grant

date fair

value of

the Company’s

Common Stock

adjusted for

dividends foregone
during the performance period.

RSUs are only subject to service conditions.
Stock Option Awards
The Company’s 2018 stock option awards were granted

on the date of the IPO with an exercise price of $
2.84
per CDI (A$
4.00

per CDI) which was equal to the Company’s IPO

Price.
The Company’s Stock Option activity is summarized

below:
Stock Option Plan Activity 2022 2021 2020
Opening at the beginning of the year
1,015,006
1,083,101
1,292,476
Granted
—
—
—
Forfeited
(833,319)
(68,095)
(209,375)
Outstanding at the end of the year
181,687
1,015,006
1,083,101
Exercisable at the end of the year — — —
2022 2021 2020
Weighted-average remaining contractual term (in
years)
0.25
1.25
2.25
The weighted

average

grant

date

fair

value

of all

Option

Awards

granted

was

$
0.27
.

On August

5,

2019, the
Board of Directors declared and approved return of

capital of $
0.298

(A$
0.440
) per CDI. In accordance with ASX
listing rule clause 7.22.3 the exercise price of option

awards granted under 2018 plan were reduced by the same
amount

as

the

return

of

capital

to

$
2.41

(A$
3.56
).
No

stock

option

awards

vested

during

the

year

ended
December 31, 2022.
The assumptions used to determine the Options fair value

on grant date were as follows:
2018 Grant
Expected term of the stock options (in years) (i)
7.22
Dividend yield (ii)
10%
Expected volatility (iii)
35%
Risk-free interest rate (iv)
2.46%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

150
(i)

Expected

term

represents

the

period

that

the

Company’s

stock-based

awards

are

expected

to

be
outstanding and is determined using

the simplified method, which

equates to a weighted average

of the
vesting period

and total

contractual

term

of the

award.

All awards

cliff vest

at the

end

of the

requisite
service period.
(ii)

Dividend yield is the expected average yield of dividends

expected over the vesting period.
(iii)

Expected volatility

was estimated

using comparable

public company’s

volatility for

similar terms

as the
Company

does

not

have

a

long

enough

operating

period

as

a

public

company

to

estimate

its

own
volatility.

Over

time as

the

Company

develops

its own

volatility

history

it will

begin

to

incorporate

that
history into its expected volatility estimates.
(iv)

Risk-free interest

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
Performance Stock Units Plan Activity 2022 2021 2020
Nonvested at the beginning of the year
8,501,869
4,002,783
988,721
Granted
7,471,100
5,998,212
3,203,988
Forfeited
(1,114,048)
(1,499,126)
(189,926)
Nonvested at the end of the year
14,858,921
8,501,869
4,002,783
2022 2021 2020
Weighted-average grant date fair value (per CDI) $
0.53
$
0.43
$
0.79
Weighted-average remaining term (in years)
2.54
2.79
3.01
The weighted

average grant

date fair

value of

all PSU

Awards granted

in 2022

was $
0.67

(A$
0.89
).
No

PSUs
vested during the year ended December 31, 2022.
The assumptions used to determine the PSUs fair value on

each grant date were as follow:
2022 Grant 2021 Grant 2020 Grant 2018 Grant
Time to maturity (in years) (i)
3.99
3.85
3.49
4.52
Dividend yield (ii)
16.3%
3.0%
1.6%
10.0%
Expected volatility (iii)
60.0%
60.0%
60.0%
35.0%
Risk-free interest rate (iv)
2.66%
0.35%
0.18%
2.23%
(i)

Time to maturity represents the period

that the Company’s stock-based

awards will vest. All awards cliff
vest at the end of the requisite service period.
(ii)

Dividend yield is the expected average yield of dividends

expected over the vesting period.
(iii)

For the

2018 grant,

the expected

volatility was

estimated using

comparable public

company’s

volatility
for similar terms as the Company does not have a long enough operating period as a public company to
estimate

its

own

volatility.

For

the

2020,

2021

and

2022

grants,

the

volatility

was

estimated

using
comparable public company’s volatility and the Company’s

own volatility for similar terms.
(iv)

Risk-free interest

rate is based

on an interpolated

Australian Government

Bond Rate

at the time

of the
grant for periods corresponding with the expected term

of the PSUs.
The above

inputs were

consistent to

determine the

fair value

of the

market and

performance conditions

of the
PSUs awards.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

151
Restricted Stock Units
During the year ended

December 31, 2022,

the Company issued

RSUs to certain

employees. These RSUs

are
only subject

to service

conditions and

vest at

various intervals

during the

service

period. The

fair value

of the
award

was

determined

using

the

market

price

of

the

Company’s

Common

Stock

at

the

date

of

grant

and
compensation expense is recorded over the requisite

service period.

Activity of the Company’s

RSUs that are ultimately

payable in the Company’s

CDIs or the equivalent

number of
shares of common stock granted under the 2018 Plan

is summarized below:
Restricted Stock Units Plan Activity 2022
Nonvested at the beginning of the year
—
Granted
1,144,034
Forfeited
—
Vested
—
Nonvested at the end of the year
1,144,034
2022
Weighted-average grant date fair value (per CDI) $
1.22
Weighted-average remaining term (in years)
0.70
24.

Income Taxes
At December

31, 2021,

a company,

which is

not part

of the

Australian tax

consolidated group,

had tax

losses
carried forward of $
5.9

million (tax effected) for which an equal valuation

allowance has been recognized.
The tax losses of $
27.0

million (tax effected) at December 31, 2021, carried forward at the Australian Operations were fully utilized in 2022.

The U.S. House

of Representatives

approved a

$740 billion budget

reconciliation package

that includes

a new
minimum tax on certain large corporations, an excise tax on stock buybacks, a significant increase in funding for the Internal Revenue Service, incentives to promote climate change mitigation and clean energy,

and provisions
to promote health

care affordability.

The Inflation Reduction

Act includes a

book-minimum tax

(AMT) similar

to
that originally proposed in the House-approved

Build Back Better legislation that would

impose a
15
% minimum
tax on “adjusted

financial statement income”

of applicable corporations over

the “corporate AMT

foreign tax credit
for the taxable

year.”

Under the bill,

an applicable corporation’s

minimum tax would

be equal to

the amount by
which

the

tentative

minimum

tax

exceeds

the

sum

of

the

corporation’s

regular

tax

for

the

year

and

the
corporation’s base

erosion and

anti-abuse tax

liability under

section 59A.

This provision

would be

effective

for
taxable years beginning after December 31, 2022 and

it is not expected to apply to the Company.

Income (loss) from

continuing operations before

income taxes for

the periods presented

below consisted of

the
following:
December 31,
(US$ thousands) 2022 2021 2020
U.S. $
609,617
$
226,463
$
(116,354)
Non-U.S.
393,660
16,062
(170,199)
Total $
1,003,277
$
242,525
$
(286,553)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

152
Total
income tax expense (benefit) for the periods presented

below consisted of the following:
December 31,
(US$ thousands) 2022 2021 2020
Current:
U.S. federal $
90,933
$
30,075
$
(28,959)
Non-U.S.
75,270
(4,443)
(18,967)
State
25,347
3,480
(1,034)
Total

current
191,550
29,112
(48,960)
Deferred:
U.S. federal
406
13,486
18,353
Non-U.S.
35,425
6,658
(18,757)
State
4,193
3,846
(10,652)
Total

deferred
40,024
23,990
(11,056)
Total

income tax expense (benefit)
$
231,574
$
53,102
$
(60,016)
The following is a reconciliation of the expected statutory federal income tax expense (benefit) to the Company’s income tax expense (benefit) for the periods presented

below:
December 31,
(US$ thousands) 2022 2021 2020
Current:
Expected income tax expense (benefit) at U.S. federal statutory rate $
210,690
$
50,931
$
(60,176)
Percentage depletion
(41,047)
—
—
Permanent differences
(2,262)
296
(3,144)
Prior period tax return adjustments and amendments
596
(4,259)
—
Foreign tax deductions method change and prior year
amendments
—
—
28,952
Australian branch impact on U.S. taxes
42,049
(1,699)
(21,398)
State income taxes, net of federal benefit
21,548
7,833
(4,250)
Total

income tax expense (benefit)
$
231,574
$
53,102
$
(60,016)
Effective tax rate
23.1%
21.9%
20.9%
Deferred income taxes

reflect the net

tax effects of

temporary differences between the

carrying amounts of

assets
and liabilities

for financial

reporting purposes

and the

amount used

for income

tax purposes

using the

enacted
tax rates and laws currently

in effect. Significant components

of the Company’s deferred

income tax assets and
liabilities as of December 31, 2022 and 2021 were as follows:

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

153
December 31,
(US$ thousands) 2022 2021
Deferred income tax assets:
Accruals and provisions $
36,409
$
29,091
Contract obligations
119,505
137,290
Asset retirement obligation
49,078
40,033
Goodwill
6,590
7,057
Tax

losses
6,886
35,078
U.S. asset on foreign deferred taxes
14,408
—
Other
31,747
22,676
Gross deferred income tax assets
264,623
271,225
Valuation allowance (1)
(34,667)
(25,590)
Total

deferred income tax assets, net of valuation allowance
229,956
245,635
Deferred income tax liabilities:
Property, plant, equipment

and mine development, principally due to
differences in depreciation, depletion and asset

impairments
(300,968)
(272,219)
Warehouse stock
(13,980)
(14,903)
U.S. liability on foreign deferred taxes
—
(10,301)
Other
(10,679)
(9,246)
Total

deferred income tax liabilities
(325,627)
(306,669)
Net deferred income tax liability $
(95,671)
$
(61,034)
(1)

As of December 31,

2022, the Company recorded

a valuation allowance against

a deferred tax asset

of an equal amount

which relates
predominantly to foreign tax credits, tax losses, land and

goodwill in Australia which is in the Other category in

the table. Due to the capital
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
tax expense.
The Company

did not

identify any

new uncertain

tax positions

during the

year ended

December 31,

2021 and
2022, and as

a result the

Company does
no
t have any

recorded uncertain tax positions

as of December

31, 2022.
The Company

recorded
no

amounts related

to interest

and penalties

on uncertain

tax positions

for 2022, 2021
and 2020 and these years remain open to examination

by U.S. and Australian tax authorities.
25.

Fair Value Measurement
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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

154
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
Financial Instruments Measured on a Recurring Basis
As of December

31, 2022

and 2021,

there were
no

financial instruments

required to

be measured

at fair

value
on a recurring basis.

Other Financial Instruments
The following methods and assumptions are used to estimate the fair value of other financial instruments as of
December 31, 2022 and 2021:
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
cost.

As

of

December

31,

2022,

there

were
no

borrowings

outstanding

under

the

ABL

Facility.

The
estimated fair value

of the Notes

as of December

31, 2022 is

approximately $
249.7

million based upon
quoted market prices in a market that is not considered active

(Level 2).
Other than

the estimated

fair values

of the

Greenbrier

mining asset

held for

sale

described

in Note

4 “Assets
Held for Sale” and Note 5 “Impairment of Assets”, which are level

3 fair value measurements, there are no other
fair value

measurements of

assets and

liabilities that

are measured

at fair

value on

a nonrecurring

basis as

of
December 31, 2022 and 2021.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

155
26.

Accumulated Other Comprehensive Losses
The Company’s Accumulated

Other Comprehensive Losses

consists of foreign currency

translation adjustment
from subsidiaries not using the U.S. dollar as their functional currency.
Net

gain
(loss)
(US$ thousands)
Foreign
currency
translation
adjustments
Cash flow
fuel hedges Total
Balance at December 31, 2020 $
(26,777)
$
(2,029)
$
(28,806)
Net current-period other comprehensive income (loss):
Gain in other comprehensive income before reclassifications

6,991
9,922
16,913
Loss on long-term intra-entity foreign currency transactions
(24,442)
—
(24,442)
Gain reclassified from accumulated other comprehensive

loss
—
(7,023)
(7,023)
Tax

effects
—
(870)
(870)
Total

net current-period other comprehensive income (loss)
(17,451)
2,029
(15,422)
Balance at December 31, 2021
(44,228)
—
(44,228)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income
(19,610)
—
(19,610)
Loss on long-term intra-entity foreign currency transactions
(27,585)
—
(27,585)
Total

net current-period other comprehensive losses
(47,195)
—
(47,195)
Balance at December 31, 2022 $
(91,423)
$
—
$
(91,423)
27.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties under these leases

are as follows:
(US$ thousands) Amount
Year ending

December 31,
2023 $
5,493
2024
5,365
2025
5,258
2026
5,127
2027
5,101
Thereafter
26,398
Total $
52,742
Mineral leases are not in scope of ASC 842 and continue to

be accounted for under the guidance in ASC 932,
Extractive Activities – Mining.
(b)
Other commitments
As

of

December

31,

2022,

purchase

commitments

for

capital

expenditures

were

$
28.6

million,

all

of

which

is
obligated within the next 12 months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
13 years
.

In the U.S., the Company typically

negotiates its rail and coal terminal

on an annual basis.

As of December 31,
2022,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled

$
0.93

billion,

of

which
approximately $
96.7

million is obligated

within the next

year,

$
203.1

million within

1-3 years, $
206.6

million 3-5
years and $
426.3

million thereafter.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

156
28.

Contingencies
In the

normal course

of business,

the Company

is a

party to

certain guarantees

and financial

instruments with
off-balance sheet risk, such as bank

guarantees, letters of credit and performance

or surety bonds. No liabilities
related to these arrangements are reflected in the Company’s Consolidated Balance Sheets.

Management does
not expect any material losses to result from these guarantees or off-balance sheet financial instruments.
As required

by certain

agreements,

the Company

had cash

collateral

in the

form of

deposits in

the amount

of
$
89.1

million and $
81.0

million as of December 31,

2022 and 2021, respectively, to provide back-to-back support for bank guarantees, financial

payments, other performance obligations, various

other operating agreements and
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
As of December 31, 2022,
no

such letter of credit was outstanding and as such
no

cash collateral was required.
For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds for post-mining reclamation. The Company can also use bank letters of credit to collateralize certain other obligations. As of December 31, 2022, the Company had outstanding surety bonds of $
34.9

million and letters of
credit of $
16.8

million issued from our available bank guarantees,

to meet contractual obligations under workers
compensation insurance and to secure various

obligations and commitments. Future regulatory changes relating to these obligations could result in increased obligations,

additional costs or additional collateral requirements.
For the Australian Operations, the Company had bank guarantees outstanding of $
27.4
million at December 31,
2022, primarily in respect of certain rail and port arrangements of the Company.

At December 31, 2022, the Company had total outstanding

bank guarantees provided of $
44.2

million to secure
obligations and commitments.
Stamp duty on Curragh acquisition
On September 27, 2022, the Company received from

the Queensland Revenue Office, or QRO,

an assessment
of the stamp duty

payable on its

acquisition of the Curragh

mine in March

2018. The QRO assessed

the stamp
duty

on

this

acquisition

at

an

amount

of

$
55.4

million

(A$
82.2

million)

plus

unpaid

tax

interest

of

$
8.2

million
(A$
12.1

million).

On

November

23,

2022,

the

Company

filed

an

objection

to

the

assessment

and

is

currently
awaiting the outcome of this objection. The outcome of

this objection is uncertain.

The Company

has reviewed

the assessment

received and

based on

legal and

valuation advice

it has

sought,
continues to maintain its position and the estimated accrual of $
29.0

million (A$
43.0

million) stamp duty payable
on the Curragh acquisition. During

the period the Company made a partial

payment of stamp duty,

reducing the
remaining estimated accrual

for stamp duty

to $
11.7

million (A$
17.3

million) as at December

31, 2022, which

is
included within “Accrued Expenses and Other Current Liabilities”

in its Consolidated Balance sheet.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

157
29. Related
‑
Party Transactions
Xcoal
On

May

27,

2021,

Xcoal

ceased

to

be

a

related

party

after

Xcoal’s

founder,

chief

executive

officer

and

chief
marketing officer,

Mr. Ernie Thrasher,

retired as a non-executive director of the Company.

“Coal

revenues

from

related

parties”

of

$
97.3

million

in

the

Consolidated

Statement

of

Operations

and
Comprehensive Income for the period up to May 27, 2021, represent revenues from Xcoal while it was a related
party.

Revenues

from

coal

sales

to

Xcoal

after

May

27,

2021

are

included

within

“Coal

revenues”

in

the
Consolidated Statement of Operations and Comprehensive Income.

Revenues from Xcoal of $
134.6

million for the year ended December

31, 2020, are recorded as “Coal

revenues
from related parities” in the Consolidated Statement of Operations and Comprehensive Income.

The Energy & Mineral Group
On

May

12,

2021,

affiliates

of

The

Energy

&

Minerals

Group,

or

EMG,

which

is

the

Company’s

controlling
stockholder

through

its

ownership

of

Coronado

Group

LLC,

participated

in

the

Notes Offering

and

purchased
$
65.0

million aggregate principal amount of Notes at the closing of the Notes Offering. Following the redemption
of

Notes

in

November

2021

and

November

2022,

as

described

in

Note

17

“Interest

Bearing

Liabilities”,

the
principal amount of Notes

held by EMG reduced

to $
52.0

million and remained

unchanged as at December

31,
2022.

At

December

31,

2022,

interest

payable

to

affiliates

of

EMG

on

the

Notes

was

$
0.7

million

and

was
recorded

within

“Accrued

expenses

and

other

current

liabilities”

in

the

Consolidated

Balance

Sheet.

Interest
expense to affiliates

of EMG was

$
7.1

million for the

year ended December

31, 2022, and recorded

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

31, 2022

and 2021,
2,900
management incentive units were outstanding.
The incentive units are comprised of three

tiers, which entitle the holders to receive

distributions from Coronado
Group LLC subordinate

to the

distributions to

be received

by Members.

As of

December 31, 2022

and 2021,

a
portion of the authorized

units have been allocated

to various members of the

Company’s management including
Mr. Garold Spindler,

CEO, who is also member of Coronado Group LLC.
Stockholder’s Agreement and Registration Rights

and Sell-Down Agreement
As

of

December

31,

2022,

Coronado

Group LLC

has

beneficial

ownership

in

the

aggregate

of
50.4
%

of

the
Company’s

Shares.

On

September 24,

2018,

Coronado

Group LLC

and

the

Company

entered

into

a
Stockholder’s Agreement

and a

Registration Rights

and Sell-Down

Agreement

which governs

the relationship
between Coronado

Group LLC

and the

Company

while the

EMG Group

beneficially

owns in

the aggregate

at
least
50
%

of

our

outstanding

shares

of

common

stock

(including

shares

of

common

stock

underlying

CDIs),
including certain governance matters relating to the Company. Under this Agreement, Coronado Group LLC has the ability to

require the Company

to register its

shares under the

U.S. Securities Exchange

Act of 1934

and to
provide assistance to Coronado Group LLC in selling

some or all of its shares (including in the form of CDIs).
The Stockholder’s Agreement provides for the following:
•

Consent rights: Coronado

Group LLC (or its

successors or permitted

assigns) will have

certain consent
rights, whereby pre-agreed actions

require approval by Coronado

Group LLC prior to these

actions being
undertaken;

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December

31, 2022

158
•

Provision

of

information

to

Coronado

Group LLC:

There

will

be

ongoing

information

sharing
arrangements

relating

to

the

provision

of

financial

and

other

information

by

the

Company

and

its
subsidiaries to Coronado Group LLC group entities and cooperation and assistance between the parties in connection with any financing (or refinancing) undertaken by the Company;
•

Pro rata issuances: While Coronado Group LLC Group entities beneficially own in the aggregate at least
10
% of

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
•

Board rights:

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
ASX initial public

offering, or

Australian IPO, -related

matters and also

certain guarantees

that have in

the past
been provided or

arranged by Coronado

Group LLC and

its affiliates

in support of

Company obligations.

Under
the

Relationship

Deed,

Coronado

Group LLC

also

agrees

to

indemnify

the

Company

in

relation

to

certain
Australian IPO-related matters and reimburse certain costs.
30.

Subsequent Events
Ordinary dividends
On

February

21,

2023,

the

Company’s

Board

of

Directors

declared

a

bi-annual

fully

franked

fixed

ordinary
dividend of $
8.4

million, or
0.5

cents per CDI. The

Company is not required

to make an offer

to purchase Notes
in

relation

to

this

dividend

due

to

the

available

unaccepted

portion

of

the

offer

to

purchase

Notes

made

in
connection with special dividends declared on October 30,

2022.

The dividend will

have a record

date of

March 15, 2023
, Australia time,

and be payable

on
April 5, 2023
, Australia
time.

CDIs will

be quoted

“ex” dividend

on March

14, 2023,

Australia time.

The total

ordinary dividend

will be
funded from available cash.

Coronado Global Resources Inc. Form 10-K December

31, 2022

159
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To

the Shareholders and the Board of Directors of Coronado

Global Resources Inc.
Opinion on the Financial Statements
We

have

audited

the

accompanying

consolidated

balance

sheets

of

Coronado

Global

Resources

Inc.

(the
Company)

as

of

December

31,

2022

and

2021,

the

related

consolidated

statements

of

operations

and
comprehensive

income,

stockholders’

equity

and

cash

flows

for

each

of

the

three

years

in

the

period

ended
December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial

statements present fairly,

in all material respects, the

financial position of
the Company at December 31, 2022 and

2021, and the results of its

operations and its cash flows for

each of the
three

years

in

the

period

ended

December

31,

2022,

in

conformity

with

U.S.

generally

accepted

accounting
principles.
We

also

have

audited,

in

accordance

with

the

standards

of the

Public

Company

Accounting

Oversight

Board
(United States)

(PCAOB), the

Company's internal control

over financial

reporting as

of December

31, 2022,

based
on

criteria

established

in

Internal

Control-Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of

the Treadway Commission (2013

framework) and our

report dated

February 21,

2023 expressed
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

Coronado Global Resources Inc. Form 10-K December

31, 2022

160
Stamp Duty assessment on the acquisition of the

Curragh mine
Description of the
matter
As described in Note 28 to the consolidated financial statements, the Company received an assessment from

the Queensland

Revenue Office

(“QRO”) for

the stamp

duty payable

on
the Company’s

2018 acquisition

of the

Curragh mine.

The QRO

assessed the

stamp duty
on this acquisition at an amount

of $55.4 million plus unpaid tax interest

of $8.2 million.

The
Company disputes the QRO’s calculation

of the liability, which the Company estimates to

be
$29.0 million

including unpaid

tax interest.

On November

23, 2022,

the Company

filed an
objection to the assessment and is currently awaiting its

outcome.

Auditing the accrual for the stamp duty obligation involved complex auditor judgment,

given
the

materiality

of

the

assessment

made

by

the

QRO,

the

unique

nature

of

the

property
acquired

and

the

resulting

difficulty

in

assessing

the

Company’s

judgments

around

the
interpretation and application of the law to this matter.
How we
addressed the
matter in our
audit
We

obtained

an

understanding,

evaluated

the

design

and

tested

the

operation

of
management’s controls related to the Company’s process for the recognition, measurement
and

disclosure

of

the

stamp

duty

contingency,

as

a

non-routine

judgmental

accounting
matter including the Company’s interpretation of tax

law.

Our

audit

procedures

included,

among

others,

understanding

external

legal

counsel
opinions obtained by

management to support

their interpretation and

application of the

law
in this matter. We also

discussed external legal counsel’s

opinion with external

legal counsel
directly.
We

involved

our

indirect

tax

professionals

to

help

us

evaluate

the

Company’s

judgments
around the interpretation and application

of the law to this matter and

the relative likelihood
of the multiple alternative potential outcomes. These potential outcomes included the risk of litigation and estimations of interest and penalties payable.
We also evaluated the disclosures made in the

consolidated financial statements.

/s/
Ernst & Young
We have served as the Company’s auditor

since 2020.
Brisbane, Australia

February 21, 2023

Coronado Global Resources Inc. Form 10-K December

31, 2022

161
ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND
FINANCIAL DISCLOSURE.
None.

Coronado Global Resources Inc. Form 10-K December

31, 2022

162
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

statements.

Because

of

its

inherent

limitations,

internal

control

over

financial

reporting

may

not

prevent

or

detect
misstatements. Also,

projections of

any evaluation

of effectiveness

to future

periods are

subject to

the risk

that
controls may

become inadequate

because of

changes in

conditions, or

that the

degree of

compliance with

the
policies or procedures may deteriorate.

Management

conducted

an

assessment

of

the

Company’s

internal

control

over

financial

reporting

as

of
December 31, 2022, using the framework specified in Internal Control – Integrated Framework (2013) , published by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway

Commission

(COSO).

Based

on

this
assessment, management

concluded that

the Company’s

internal control

over financial

reporting was

effective
as of December 31, 2022.

Our

Independent

Registered

Public

Accounting

Firm,

Ernst

&

Young,

has

audited

our

internal

control

over
financial reporting, as stated in their unqualified opinion

report included herein.

Coronado Global Resources Inc. Form 10-K December

31, 2022

163
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To

the Shareholders and the Board of Directors of Coronado

Global Resources Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Coronado Global Resources

Inc.’s internal control over financial

reporting as of December 31,
2022,

based

on

criteria

established

in

Internal

Control—Integrated

Framework

issued

by

the

Committee

of
Sponsoring Organizations

of the

Treadway

Commission (2013

framework) (the

COSO criteria).

In our

opinion,
Coronado Global

Resources

Inc. (the

Company)

maintained,

in

all material

respects,

effective

internal control
over financial reporting as of December 31, 2022, based on the

COSO criteria.
We

also

have

audited,

in

accordance

with

the

standards

of the

Public

Company

Accounting

Oversight

Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the

related

consolidated

statements

of

operations

and

comprehensive

income,

stockholders’

equity

and

cash
flows for each

of the three

years in the

period ended

December 31, 2022,

and the related

notes and our

report
dated February 21, 2023 expressed an unqualified opinion

thereon.
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
Because

of

its

inherent

limitations,

internal

control

over

financial

reporting

may

not

prevent

or

detect
misstatements. Also,

projections of

any evaluation

of effectiveness

to future

periods are

subject to

the risk

that
controls may

become inadequate

because of

changes in

conditions, or

that the

degree of

compliance with

the
policies or procedures may deteriorate.
/s/ Ernst & Young
Brisbane, Australia
February 21, 2023

Coronado Global Resources Inc. Form 10-K December

31, 2022

164
ITEM 9B.

OTHER INFORMATION
None.
ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS

THAT PREVENT

INSPECTIONS
None.

Coronado Global Resources Inc. Form 10-K December

31, 2022

165
PART III
ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND

CORPORATE GOVERNANCE.
The information required to

be furnished by

this Item will be

set forth in

our definitive proxy statement

for the 2023
Annual Meeting of

Stockholders, or the

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

31, 2022

166
ITEM 15.

EXHIBITS, FINANCIAL STATEMENT

SCHEDULES
(a)

The following documents are filed as part of this

Annual Report:
1.

Financial Statements.

See index to

Financial Statements

and Supplementary

Data on page

119

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
Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
4.3
Description of the Company’s securities registered under Section 12 of the Securities
Exchange Act of 1934 (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-
K (File No. 000-56044) filed on February 24, 2020 and incorporated herein by reference)
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

31, 2022

167
Exhibit No. Description of Document
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
reference)
10.8>‡
Employment Agreement dated as of August 5, 2021, by and between Coronado Global
Resources Inc. and Jeffrey Bitzer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on August 9, 2021 and incorporated herein by reference)
10.9>‡
Contract of Employment dated as of August 4, 2021, by and between Curragh
Queensland Mining Pty Ltd and Douglas Thompson (filed as Exhibit 10.2 to the
Company’s Current Report on Form 8-K (File No. 000-56044) filed on August 9, 2021 and incorporated herein by reference)
10.10>‡
Letter Agreement dated as of February 18, 2022, by and between Curragh Queensland
Mining Pty Ltd and Douglas Thompson (filed as Exhibit 10.10 to the Company’s Annual
Report on Form 10-K (File No. 000-56044) filed on February 22, 2022 and incorporated herein by reference)
10.11>‡
Employment Agreement dated as of July 12, 2021, by and between Coronado Global
Resources Inc. and Christopher P. Meyering (filed as Exhibit 10.11 to the Company’s
Annual Report on Form 10-K (File No. 000-56044) filed on February 22, 2022 and
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
10.14>
Form of Performance Stock Unit Award Agreement (Long Term Incentive Grant) (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000-
56044) filed on April 29, 2019 and incorporated herein by reference)
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

31, 2022

168
Exhibit No. Description of Document
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
2019 and incorporated herein by reference)
21.1
List of Subsidiaries
23.1
Consent of Ernst & Young
23.2
Consent of Barry Lay
23.3
Consent of Paul Wood
23.4
Consent of Marshall Miller & Associates, Inc.
31.1
Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-
14(a) adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
31.2
Certification of the Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a)
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
95.1
Mine Safety Disclosures
96.1
Technical Report Summary for Curragh (filed as Exhibit 96.1 to the Company’s Annual
Report on Form 10-K (File No. 000-56044) filed on February 22, 2022 and incorporated herein by reference)
96.2
Technical Report Summary for Buchanan
96.3
Technical Report Summary for Logan
96.4
Technical Report Summary for Mon Valley
101 The following materials from the Company’s Annual Report on Form 10-K for the period ended December

31,

2022,

formatted

in

iXBRL

(Inline

Extensible

Business

Reporting
Language): (i) Consolidated

Balance Sheets, (ii)

Consolidated Statements of

Operations
and Consolidated Statements of

Comprehensive Income, (iii)

Consolidated Statements
of Stockholders’ Equity/Members’ Capital, (iv) Consolidated

Statements of Cash Flows,
(v) related notes to these financial statements and (vi)

document and entity information

Coronado Global Resources Inc. Form 10-K December

31, 2022

169
Exhibit No. Description of Document
104
Cover Page

Interactive Data

File (the cover

page XBRL

tags are embedded

within the
Inline XBRL document)

____________________
*

Portions of this

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

‡

Portions

of

this

exhibit

have

been

omitted

pursuant

to

Item

601(b)(10)(iv)

of

Regulation

S-K,

which
portions will be furnished to the Securities and Exchange Commission upon request.

>

Management contract, compensatory plan or arrangement

Coronado Global Resources Inc. Form 10-K December

31, 2022

170
ITEM 16.

FORM 10-K SUMMARY
None.

Coronado Global Resources Inc. Form 10-K December

31, 2022

171
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
Date: February 21, 2023
Pursuant to the requirements

of the Securities Exchange

Act of 1934, this

report has been

signed below by

the
following persons, on behalf of the registrant and in the

capacities and on the dates indicated.
Name Title Date
/s/ Garold Spindler Managing Director and Chief Executive
Officer (Principal Executive Officer)
February 21, 2023
Garold Spindler
/s/ Gerhard Ziems Group Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)
February 21, 2023
Gerhard Ziems
/s/ William Koeck Director February 21, 2023
William Koeck
/s/ Philip Christensen Director February 21, 2023
Philip Christensen
/s/ Greg Pritchard Director February 21, 2023
Greg Pritchard
/s/ Laura Tyson Director February 21, 2023
Laura Tyson
/s/ Sir Michael Davis Director February 21, 2023
Sir Michael Davis