Form 10-Q
period 2023-03-31
Coronado Global Resources Inc.
filed 2023-05-08
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
March 31, 2023
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

The total number of shares
of the registrant's common stock, par value $0.01 per share, outstanding on April 30, 2023, including shares of common stock underlying
CDIs, was
167,645,373
.

Steel starts here.
Quarterly Report on Form 10-Q for the quarterly period ended

March 31, 2023.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial statements
Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31,
2022

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three months ended March 31, 2023 and 2022
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022
6
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Report of Independent Registered Public Accounting Firm
18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
19
Item 3. Quantitative and Qualitative Disclosures About Market Risk
33
Item 4. Controls and Procedures
35
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
36
Item 1A. Risk Factors
36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
36
Item 3. Defaults Upon Senior Securities
37
Item 4. Mine Safety Disclosures
37
Item 5. Other Information
37
Item 6. Exhibits
37
SIGNATURES
38

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

March 31, 2023
December 31,
2022
Current assets:
Cash and restricted cash

$
498,300
$
334,629
Trade receivables, net

311,980
409,979
Inventories
5

185,014
158,018
Other current assets

75,636
60,188
Assets held for sale
4

—
26,214
Total

current assets

1,070,930
989,028
Non-current assets:
Property, plant and equipment,

net
6

1,411,284
1,389,548
Right of use asset – operating leases, net

16,292
17,385
Goodwill

28,008
28,008
Intangible assets, net

3,260
3,311
Restricted deposits
15

86,453
89,062
Other non-current assets

21,240
33,585
Total

assets

$
2,637,467
$
2,549,927
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
69,224
$
61,780
Accrued expenses and other current liabilities
7

324,655
343,691
Dividends payable
8

8,311
—
Income tax payable

110,541
119,981
Asset retirement obligations

15,737
10,646
Contract obligations

39,976
40,343
Lease liabilities

7,452
7,720
Other current financial liabilities

4,175
4,458
Liabilities held for sale
4

—
12,241
Total

current liabilities

580,071
600,860
Non-current liabilities:
Asset retirement obligations

135,241
127,844
Contract obligations

86,756
94,525
Deferred consideration liability

248,300
243,191
Interest bearing liabilities
9

233,523
232,953
Other financial liabilities

7,498
8,268
Lease liabilities

13,710
15,573
Deferred income tax liabilities

103,726
95,671
Other non-current liabilities

30,885
27,952
Total

liabilities

$
1,439,710
$
1,446,837
Common stock $
0.01

par value;
1,000,000,000

shares
authorized,
167,645,373

shares issued and outstanding as of March 31,
2023 and December 31, 2022
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of March 31, 2023 and
December 31, 2022 — —
Additional paid-in capital

1,091,974
1,092,282
Accumulated other comprehensive losses
13

(95,926)
(91,423)
Retained earnings

200,032
100,554
Total

stockholders’ equity

1,197,757
1,103,090
Total

liabilities and stockholders’ equity

$
2,637,467
$
2,549,927
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

March 31,
Note 2023 2022
Revenues:
Coal revenues $
738,345
$
936,628
Other revenues
27,369
10,497
Total

revenues
3
765,714
947,125
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately

below)
380,474
357,500
Depreciation, depletion and amortization
39,423
38,009
Freight expenses
63,353
59,264
Stanwell rebate
39,208
29,053
Other royalties
85,957
83,032
Selling, general, and administrative expenses

7,774
7,876
Total

costs and expenses
616,189
574,734
Other (expense) income:
Interest expense, net
(14,665)
(17,332)
Decrease (increase) in provision for discounting and credit

losses
3,988
(428)
Other, net
3,042
(2,790)
Total

other income, net
(7,635)
(20,550)
Income before tax
141,890
351,841
Income tax expense 10
(34,030)
(81,943)
Net income attributable to Coronado Global Resources

Inc.
$
107,860
$
269,898
Other comprehensive income, net of income taxes:
Foreign currency translation adjustments 13
(4,503)
16,258
Total

other comprehensive (loss) income
(4,503)
16,258
Total

comprehensive income attributable to Coronado

Global
Resources Inc.

$
103,357
$
286,156
Earnings per share of common stock
Basic 11
0.64
1.61
Diluted 11
0.64
1.61
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

6
Unaudited Condensed Consolidated Statements of

Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock Additional Accumulated other Total paid in comprehensive Retained stockholders
Shares Amount Series A Amount capital losses earnings equity
Balance December 31, 2022
167,645,373
$
1,677
1
$
—
$
1,092,282
$
(91,423)
$
100,554
$
1,103,090
Net income —
—
—
—
—
—
107,860
107,860
Other comprehensive loss —
—
—
—
—
(4,503)
—
(4,503)
Total

comprehensive (loss) income
—
—
—
—
—
(4,503)
107,860
103,357
Share-based compensation for equity
classified awards —
—
—
—
(308)
—
—
(308)
Dividends —
—
—
—
—
—
(8,382)
(8,382)
Balance March 31, 2023
167,645,373
$
1,677
1
$
—
$
1,091,974
$
(95,926)
$
200,032
$
1,197,757
Common stock Preferred stock Additional Accumulated other Total paid in comprehensive Retained stockholders
Shares Amount Series A Amount capital losses earnings equity
Balance December 31, 2021
167,645,373
$
1,677
1
$
—
$
1,089,547
$
(44,228)
$
30,506
$
1,077,502
Net income —
—
—
—
—
—
269,898
269,898
Other comprehensive income —
—
—
—
—
16,258
—
16,258
Total

comprehensive income
—
—
—
—
—
16,258
269,898
286,156
Share-based compensation for equity
classified awards —
—
—
—
84
—
—
84
Dividends —
—
—
—
—
—
(150,881)
(150,881)
Balance March 31, 2022
167,645,373
$
1,677
1
$
—
$
1,089,631
$
(27,970)
$
149,523
$
1,212,861
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

7
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Three months ended
March 31,
2023 2022
Cash flows from operating activities:
Net income $
107,860
$
269,898
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
39,423
38,009
Amortization of right of use asset - operating leases
1,083
3,401
Amortization of deferred financing costs
483
484
Non-cash interest expense
8,086
7,689
Amortization of contract obligations
(7,201)
(8,670)
Loss on disposal of property,

plant and equipment
121
228
Equity-based compensation expense
(308)
84
Deferred income taxes
8,141
19,027
Reclamation of asset retirement obligations
(737)
(1,156)
(Decrease) increase in provision for discounting and credit

losses
(3,988)
428
Changes in operating assets and liabilities:
Accounts receivable
105,270
(226,983)
Inventories
(28,039)
(10,574)
Other assets
5,362
3,160
Accounts payable
7,601
(34,488)
Accrued expenses and other current liabilities
(11,883)
54,967
Operating lease liabilities
(2,080)
—
Income tax payable
(8,510)
(2,086)
Change in other liabilities
2,942
58,431
Net cash provided by operating activities
223,626
171,849
Cash flows from investing activities:
Capital expenditures
(54,839)
(37,768)
Purchase of restricted deposits
(2,403)
(3,548)
Redemption of restricted deposits
3,095
140
Net cash used in investing activities
(54,147)
(41,176)
Cash flows from financing activities:
Principal payments on interest bearing liabilities and other financial liabilities
(920)
(4,773)
Principal payments on finance lease obligations
(31)
(21)
Premiums paid on early redemption of debt
—
(22)
Net cash used in financing activities
(951)
(4,816)
Net increase in cash and restricted cash
168,528
125,857
Effect of exchange rate changes on cash and restricted

cash
(4,857)
7,679
Cash and restricted cash at beginning of period
334,629
437,931
Cash and restricted cash at end of period $
498,300
$
571,467
Supplemental disclosure of cash flow information:
Cash payments for interest $
575
$
677
Cash paid for taxes $
34,000
$
—
Restricted cash $
251
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

8
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

21, 2023.
The

interim

unaudited

condensed

consolidated

financial

statements

are

presented

in

U.S.

dollars,

unless
otherwise

stated.

They

include

the

accounts

of

Coronado

Global

Resources

Inc.

and

its

wholly-owned
subsidiaries.

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
as of December 31,

2022 has been derived from

the Company’s audited consolidated balance sheet at

that date.
The Company’s results

of operations for

the three months

ended March 31,

2023 are not necessarily

indicative
of the results that may be expected for the year ending

December 31, 2023.
2.

Summary of Significant Accounting Policies
Please see Note 2 “Summary

of Significant Accounting Policies”

contained in the audited

consolidated financial
statements for the year ended December 31, 2022 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February

21, 2023.

(a) Newly Adopted Accounting Standards
During

the

period,

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

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

9
Adjusted EBITDA is

defined as earnings

before interest, taxes,

depreciation, depletion and

amortization and other
foreign exchange losses. Adjusted EBITDA is

also adjusted for certain discrete items that

management exclude
in analyzing each

of the

Company’s segments’ operating performance.

“Other and corporate”

relates to additional
financial information for

the corporate function

such as accounting,

treasury, legal, human resources,

compliance,
and tax.

As such, the corporate function is not determined to be

a reportable segment but is discretely disclosed
for purposes of reconciliation to the Company’s

unaudited Condensed Consolidated Financial Statements.
Reportable segment results as

of and for

the three months ended

March 31, 2023

and 2022 are

presented below:
(in US$ thousands) Australia
United
States
Other and
Corporate Total
Three months ended March 31, 2023
Total

revenues
$
398,661
$
367,053
$
—
$
765,714
Adjusted EBITDA
13,233
185,042
(7,526)
190,749
Total

assets
1,146,508
951,237
539,722
2,637,467
Capital expenditures
7,235
34,163
55
41,453
Three months ended March 31, 2022
Total

revenues
$
605,298
$
341,827
$
—
$
947,125
Adjusted EBITDA
238,968
179,899
(7,880)
410,987
Total

assets
1,371,294
976,326
504,735
2,852,355
Capital expenditures
15,962
23,749
92
39,803
The reconciliations

of Adjusted

EBITDA to

net income

attributable to the

Company for

the three months

ended
March 31, 2023 and 2022 are as follows:
Three months ended

March 31,
(in US$ thousands) 2023 2022
Net income $
107,860
$
269,898
Depreciation, depletion and amortization
39,423
38,009
Interest expense (net of income)
14,665
17,332
Income tax expense
34,030
81,943
Other foreign exchange (gains) losses (1)
(2,992)
1,991
Losses on idled assets held for sale (2)
1,751
1,386
(Decrease) increase in provision for discounting and credit

losses
(3,988)
428
Consolidated Adjusted EBITDA $
190,749
$
410,987
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

(2)

These losses relate to idled non-core assets

that the Company has an active plan to sell.
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed

on

the

unaudited

Condensed

Consolidated

Statements

of

Cash

Flows

for

the

three

months

ended
March 31, 2023 and 2022 are as follows:
Three months ended March 31,
(in US$ thousands) 2023 2022
Capital expenditures per unaudited Condensed Consolidated

Statements of
Cash Flows $
54,839
$
37,768
Accruals for capital expenditures
4,098
9,510
Payment for capital acquired in prior periods
(11,242)
(7,475)
Advance payment to acquire long lead capital items
(6,242)
—
Capital expenditures per segment detail $
41,453
$
39,803

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

10
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

reportable

segments,

as

the

Company

believes

it

best

depicts

the

nature,

amount,

timing

and
uncertainty of revenues and cash flows.

All revenue is recognized at a point in time.
Three months ended March 31, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
372,519
$
283,023
$
655,542
Thermal coal
18,285
64,518
82,803
Total

coal revenue
390,804
347,541
738,345
Other (1)
7,857
19,512
27,369
Total $
398,661
$
367,053
$
765,714
Three months ended March 31, 2022
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
554,009
$
337,720
$
891,729
Thermal coal
42,289
2,610
44,899
Total

coal revenue
596,298
340,330
936,628
Other (1)
9,000
1,497
10,497
Total $
605,298
$
341,827
$
947,125
(1) Other revenue for the Australian segment includes

the amortization of the Stanwell non-market coal

supply contract obligation liability.
4.

Assets Held for Sale
During

the

fourth

quarter

of

2020, the

Company

committed

to

a

plan

to

sell

the

Greenbrier

mining

asset

and
determined that all

of the criteria

to classify assets

and liabilities as

held for sale

were met. The

asset is part

of
our U.S. segment, located

in the State of Virginia

in the United States. The

Greenbrier asset does not

form part
of the Company’s core business strategy and

has been idled since April 1, 2020.
The Company remains

committed to a

plan to sell

the Greenbrier

mining asset, however,

the timing of

the sale
within

the

next

twelve

months

is

uncertain.

As such,

Greenbrier

mining

asset

no

longer

meets

the

criteria

for
classification as held for sale and has

been reclassified as held for use as

of March 31, 2023, however it remains
idle.

The assets and

liabilities of Greenbrier met

the criteria for

classification as held for

sale as of

December 31, 2022,
therefore the Condensed Consolidated Balance Sheet continues to reflect these assets and liabilities as held for sale as of that date.

5.

Inventories
(in US$ thousands)
March 31,
2023
December 31,
2022
Raw coal $
65,571
$
50,604
Saleable coal
62,375
45,913
To tal coal inventories
127,946
96,517
Supplies inventory
57,068
61,501
To tal inventories $
185,014
$
158,018
Coal inventories measured at its net

realizable value were $
2.1
million and $
5.0

million as at March 31, 2023

and
December 31,

2022, respectively,

and relates

to coal

designated for

deliveries under

the Stanwell

non-market
coal supply agreement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

11
6.

Property, Plant and

Equipment
(in US$ thousands)
March 31,
2023
December 31,
2022
Land $
27,686
$
27,711
Buildings and improvements
90,770
91,336
Plant, machinery, mining

equipment and transportation vehicles
1,055,106
1,012,844
Mineral rights and reserves
392,846
373,309
Office and computer equipment
9,493
9,488
Mine development
563,755
565,106
Asset retirement obligation asset
76,017
87,877
Construction in process
99,613
82,713
To
tal cost of property,

plant and equipment
2,315,286
2,250,384
Less accumulated depreciation, depletion and amortization
904,002
860,836
Property, plant and

equipment, net
$
1,411,284
$
1,389,548
7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:
(in US$ thousands)
March 31,
2023
December 31,
2022
Wages and employee benefits $
42,149
$
38,687
Taxes

other than income taxes
6,991
5,988
Accrued royalties
102,383
117,131
Accrued freight costs
50,515
44,496
Accrued mining fees
89,520
103,492
Acquisition related accruals
11,612
11,669
Other liabilities
21,485
22,228
Total

accrued expenses and other current liabilities
$
324,655
$
343,691
Acquisition

related

accruals

is

an

accrual

for

the

estimated

remaining

stamp

duty

payable

on

the

Curragh
acquisition of $
11.6

million (A$
17.0

million). Refer to Note 14. “Contingencies” for further details.
8. Dividends payable
On

February

21,

2023,

the

Company’s

Board

of

Directors

declared

a

bi-annual

fully

franked

fixed

ordinary
dividend of $
8.4

million, or
0.5

cents per CDI. On April 5,

2023, the Company paid $
8.3

million, net of $
0.1

million
foreign exchange

gain on

payment of

dividends to

certain CDI

holders who

elected to be

paid in

Australian dollars.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

12
9.

Interest Bearing Liabilities
The following is a summary of interest-bearing liabilities

at March 31, 2023:

(in US$ thousands)
March 31, 2023 December 31, 2022
Weighted Average
Interest Rate at
March 31, 2023
Final
Maturity
10.75
% Senior Secured Notes $
242,326
$
242,326
12.14
% (2)
2026
ABL Facility
—
—
2024
Discount and debt issuance costs
(1)
(8,803)
(9,373)
Total

interest bearing liabilities
$
233,523
$
232,953
(1)
Debt issuance costs incurred on the establishment

of the ABL Facility has been included within

"Other non-current assets" on the
unaudited Condensed Consolidated Balance Sheet.
(2)

Represents the effective interest rate.

Senior Secured Notes
As of

March 31,

2023, the

Company’s

aggregate principal

amount of

the
10.750
% Senior

Secured Notes

due
2026, or the Notes, outstanding was $
242.3

million. The Notes mature on
May 15, 2026

and are senior secured
obligations of the Company.
The

terms

of

the

Notes

are

governed

by

an

indenture,

dated

as

of

May

12,

2021,

or

the

Indenture,

among
Coronado Finance

Pty Ltd,

an Australian

proprietary

company,

as issuer,

Coronado,

as parent

guarantor,

the
other guarantors

party thereto

and Wilmington

Trust,

National Association,

as trustee.

The Indenture

contains
customary

covenants

for

high

yield

bonds,

including,

but

not

limited

to,

limitations

on

investments,

liens,
indebtedness, asset

sales, transactions

with affiliates

and restricted

payments, including

payment of

dividends
on capital stock. As of March 31, 2023, the Company was in compliance with all applicable covenants under the
Indenture.

The carrying

value of

debt issuance

costs, recorded

as a

direct deduction

from the

face amount

of the

Notes,
were $
8.8

million and $
9.4

million at March 31, 2023 and December 31, 2022, respectively.
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

a Bank

Bill Swap

Bid, or

BBSY,

rate plus

an
applicable

margin.

In

addition

to

paying

interest

on

the

outstanding

borrowings

under

the

ABL

Facility,

the
Company is also

required to pay

a fee in

respect of unutilized

commitments, on amounts

available to be

drawn
under outstanding letters of credit and certain administrative fees.

As at March 31, 2023,
no

amounts were drawn and
no

letters of credit were outstanding

under the ABL Facility.
As at March 31, 2023, the Company was in compliance with all applicable covenants under the ABL Facility.
The carrying value of debt

issuance costs, recorded as “Other non-current assets” in

the unaudited Consolidated
Balance Sheets, were $
2.0
million and $
2.5

million at March 31, 2023 and December 31, 2022,

respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

13
10.

Income Taxes
For the three months ended March 31, 2023

and 2022, the Company estimated its

annual effective tax rate and
applied this effective tax rate to its

year-to-date pretax income at the end

of the interim reporting period. The tax
effects of unusual or

infrequently occurring items,

including effects of changes

in tax laws or rates

and changes
in judgment about the

realizability of deferred

tax assets, are reported

in the interim

period in which they

occur.
The Company’s 2023 estimated

annual effective tax rate

is
24.0
%, which has been favorably

impacted by mine
depletion deductions in

the United States.
The Company had

an income tax expense

of $
34.0

million based on
an income before tax of $
141.9

million for the three months ended March 31, 2023.
Income tax

expense of

$
81.9

million for

the three

months ended

March 31,

2022 was

calculated based

on an
estimated annual effective tax rate of
23.3
% for the period.
The Company utilizes the

“more likely than not”

standard in recognizing

a tax benefit in

its financial statements.
For

the

three

months

ended

March

31,

2023,

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
Three months ended March 31,
(in US$ thousands, except per share data) 2023 2022
Numerator:
Net income attributable to Company stockholders

$
107,860
$
269,898
Denominator (in thousands):

Weighted-average shares of common stock outstanding
167,645
167,645
Effects of dilutive shares
307
88
Weighted average diluted shares of common stock

outstanding
167,952
167,733
Earnings Per Share (US$):
Basic
0.64
1.61
Dilutive
0.64
1.61
12.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

14
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

31, 2023, there

were
no

financial instruments

required to be

measured at fair

value on a

recurring
basis.
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
March 31, 2023 and December 31, 2022:
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
cost. As of March 31,

2023, there were
no

borrowings outstanding under the ABL Facility. The estimated fair value of

the Notes as

of March 31,

2023 was approximately

$
253.3

million based upon

quoted market
prices in a market that is not considered active (Level 2).
13.

Accumulated Other Comprehensive Losses
Accumulated other comprehensive losses consisted of

the following at March 31, 2023:
(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2022 $
(91,423)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income before reclassifications

(807)
Loss on long-term intra-entity foreign currency transactions
(3,696)
Total

net current-period other comprehensive loss
(4,503)
Balance at March 31, 2023 $
(95,926)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

15
14.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties under these leases

as of March 31, 2023 are as follows:
(in US$ thousands) Amount
Year ending

December 31,
2023 $
4,043
2024
4,736
2025
4,629
2026
4,500
2027
4,474
Thereafter
23,711
Total $
46,093
Mineral leases are not in scope of ASC 842 and continue to

be accounted for under the guidance in ASC 932,
Extractive Activities – Mining.
(b)

Other commitments
As of

March 31, 2023,

purchase commitments for

capital expenditures were

$
26.6

million, all

of which is

obligated
within the next twelve months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
13 years
.

In the U.S., the Company

typically negotiates its rail

and coal terminal access

on an annual basis.

As of March
31, 2023, these Australian and U.S.

commitments under take-or-pay

arrangements totaled $
0.9

billion, of which
approximately $
96.0

million is obligated within the next twelve months.
15.

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
$
86.5

million and $
89.1

million as of

March 31, 2023

and December 31,

2022, respectively,

to provide back-to-
back support

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
As of March 31, 2023,
no

letter of credit was outstanding and
no

cash collateral was required.
For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds

for

post-mining

reclamation.

The

Company

can

also

use

bank

letters

of

credit

to

collateralize

certain
obligations.

As of

March

31, 2023,

the

Company

had

outstanding

surety

bonds

of $
37.6

million and

letters

of
credit of $
16.8

million issued from our available bank guarantees,

to meet contractual obligations under workers
compensation insurance and to secure other obligations

and commitments.

For

the

Australian

Operations,

the

Company

had

bank

guarantees

outstanding

of

$
25.5

million

at

March

31,
2023, primarily in respect of certain rail and port arrangements of the Company.

As at March

31, 2023, the

Company had total

outstanding bank guarantees

provided of $
42.3

million to secure
obligations and

commitments. Future

regulatory changes

relating to

these obligations

could result

in increased
obligations, additional costs or additional collateral requirements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

16
Stamp duty on Curragh acquisition
On September 27, 2022, the Company received from

the Queensland Revenue Office, or QRO,

an assessment
of the stamp duty

payable on its

acquisition of the Curragh

mine in March

2018. The QRO assessed

the stamp
duty

on

this

acquisition

at

an

amount

of

$
55.2

million

(A$
82.2

million)

plus

unpaid

tax

interest

of

$
8.1

million
(A$
12.1

million).

On

November

23,

2022,

the

Company

filed

an

objection

to

the

assessment

and

is

currently
awaiting the outcome of this objection. The outcome of this

objection is uncertain.

The Company continues

to maintain its

position and the

estimated accrual $
28.9

million (A$
43.0

million) stamp
duty payable

on the

Curragh acquisition

based on

legal and

valuation advice

obtained. The

Company made

a
partial payment to date of the stamp duty reducing the estimated accrual to $
11.6

million (A$
17.3

million), which
is included

within

“Accrued

Expenses

and Other

Current

Liabilities”

in

its unaudited

Condensed

Consolidated
Balance sheet,

as at March 31, 2023.

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
16.

Subsequent Events
New asset-based revolving credit facility
On May

8, 2023,

or the

Signing Date,

the Company,

Coronado Coal

Corporation, a

Delaware corporation

and
wholly owned subsidiary

of the Company,

Coronado Finance Pty

Ltd, an Australian

proprietary company

and a
wholly owned

subsidiary of

the Company,

or an

Australian Borrower,

Coronado Curragh

Pty Ltd,

an Australian
proprietary company and wholly owned subsidiary of the Company, or an Australian Borrower and, together with the

other

Australian

Borrower,

the

Borrowers,

and

the

other

guarantors

party

thereto,

collectively

with

the
Company,

the

Guarantors

and,

together

with

the

Borrowers,

the

Loan

Parties,

entered

into

a

senior

secured
asset-based revolving credit agreement in an initial aggregate amount of

$
150.0

million, or the New ABL Facility,
with Global Loan Agency Services

Australia Pty Ltd, as the

Administrative Agent, Global Loan

Agency Services
Australia Nominees Pty Ltd, as

the Collateral Agent, the

Hongkong and Shanghai Banking

Corporation Limited,
Sydney Branch,

as the

Lender,

and DBS

Bank Limited,

Australia Branch,

as the

Lender and,

together with

the
other Lender, the Lenders.

Upon satisfaction of the stipulated conditions

precedent to closing under the New

ABL Facility,

which conditions
include,

among

other

things,

completion

of

a

field

examination

by

an

independent

third-party

assessor,

and
satisfactory right

of entry

arrangements being

entered into

in relation

to certain

Australian ports

utilized by

the
Company for

shipment of

coal, the

New ABL

Facility will

replace the

predecessor ABL

Facility.

The conditions
precedent under

the New

ABL Facility

need to

be satisfied,

or waived,

on or

before the

date that

falls 60

days
after the Signing Date, or such later date as agreed between the Company and each lender under the New ABL
Facility.
The New ABL

Facility will

mature
three years

after the

Signing Date

and will provide

for up to

$
150.0

million in
borrowings, including a $
100.0

million sublimit for the issuance of letters of credit and

$
70.0

million sublimit as a
revolving credit facility. Availability under the

New ABL Facility

is limited to

an eligible borrowing

base, determined
by applying customary advance rates to eligible accounts

receivable and inventory.
The New

ABL Facility

is guaranteed

by the

Guarantors.

Amounts outstanding

under the

New ABL

Facility are
secured by

(i) first

priority lien

in the

accounts receivable

and other

rights to

payment, inventory,

intercompany
indebtedness, certain general

intangibles and commercial tort

claims, commodities accounts,

deposit accounts,
securities accounts

and other

related assets

and proceeds

and products

of each

of the

foregoing, collectively,
the New ABL

Collateral, and

(ii) a second-priority lien

on substantially all

of the Company’s assets

and the assets
of the

guarantors, other than

the New ABL

Collateral, and (iii)

solely in the

case of the

obligations of the

Australian
Borrower, a featherweight

floating security interest over certain

assets of the Australian Borrower,

in each case,
subject to certain customary exceptions
Borrowings under the New

ABL Facility bear interest

at a rate per

annum equal to applicable

rate of
2.80
% and
BBSY,

for loans denominated in A$, or SOFR, for loans

denominated in U$, at the Borrower’s election.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATE

MENTS (Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2023

17
The New

ABL Facility

contains customary representations

and warranties

and affirmative and

negative covenants
including, among

others, a

covenant regarding

the maintenance

of leverage

ratio to

be less

than
3.00

times, a
covenant regarding maintenance of interest coverage ratio to be more than
3.00

times, covenants relating to the
payment of dividends, or purchase or redemption of, with respect to any Equity Interests of Holdings or any of its
Subsidiaries,

covenants

relating

to

financial

reporting,

covenants

relating

to

the

incurrence

of

liens

or
encumbrances, covenants relating to the incurrence or prepayment of certain debt, compliance with laws, use of proceeds, maintenance of properties, maintenance of insurance, payment obligations, financial accommodation, mergers and

sales of all

or substantially all

of the Borrowers

and Guarantors’, collectively

the Loan Parties,

assets
and limitations on changes in the nature of the Loan Parties’

business.
The

New

ABL

Facility

provides

for

customary

events

of

default,

including,

among

other

things,

the

event

of
nonpayment

of

principal,

interest,

fees,

or

other

amounts,

a

representation

or

warranty

proving

to

have

been
materially incorrect when made, failure to perform or observe certain covenants within a specified period of time, a cross-default to certain material indebtedness,

the bankruptcy or insolvency of

the Company and certain of its
subsidiaries,

monetary

judgment

defaults

of

a

specified

amount,

invalidity

of

any

loan

documentation,

and
Employee Retirement

Income Security

Act, or

ERISA, defaults

resulting in

liability of

a material

amount. In

the
event of a

default by the Borrowers (beyond

any applicable grace or cure

period, if any), the

Administrative Agent
may and, at the direction

of the requisite number of Lenders, shall

declare all amounts owing under the

New ABL
Facility immediately due and payable, terminate such

Lenders’ commitments to make loans under the New

ABL
Facility,

require

the

Borrowers

to cash

collateralize

any

letter of

credit

obligations

and/or exercise

any

and all
remedies and other

rights under the

New ABL Facility. For certain

defaults related to

insolvency and receivership,
the commitments

of the Lenders

will be automatically

terminated, and

all outstanding

loans and other

amounts
will become

immediately due

and payable.

A review

event will

occur under

the New

ABL Facility

if any

one or
more of

the following

occurs: (a)

downgrade of

the credit

rating by

S&P or

Moody’s

in respect

of a

Loan Party
which applies as at

the Closing Date; (b)

change of control occurs;

or (c) delisting of

any listed Loan

Party from
the relevant stock

exchange on which

it was listed or

a trading halt in

respect of such

Loan Party for more

than
5 business days. Following

the occurrence of a

review event, the

Borrowers must promptly

meet and consult in
good faith

with the Administrative

Agent and the

Lenders to agree

a strategy to

address the relevant

review event.
If at

the end of

a period of

20 business days

after the occurrence

of the review

event, the Lenders

are not satisfied
with

the

result

of

their

discussion

or

meeting

with

the

Borrowers

or

do

not

wish

to

continue

to

provide

their
commitments,

the

Lenders

may

declare

all

amounts

owing

under

the

New

ABL

Facility

immediately

due

and
payable, terminate such Lenders’

commitments to make loans

under the New ABL

Facility, require the Borrowers
to cash collateralize

any letter of

credit obligations and/or

exercise any and

all remedies and

other rights under
the New ABL Facility.
Curragh Housing Transaction
On May 8, 2023,

the Company entered into an

agreement for accommodation services and to

sell and leaseback
housing and

accommodation

assets included

in property,

plant and

equipment. The

transaction did

not satisfy
the

sale

criteria

under

ASC

606

–

Revenues

with

Contracts

with

Customers

and

was

deemed

a

financing
arrangement. As a result, the Company continued to recognize the underlying property,

plant and equipment on
its

condensed

consolidated

balance

sheet.

The

proceeds

of

$
23.2

million

(A$
34.6

million)

received

from

the
transaction will

be recorded as

“Other Financial

Liabilities” on

the Company’s

condensed consolidated

balance
sheet. The term of the financing arrangement is
ten years

with an effective interest rate of
12.8
%.

In connection with this transaction, the

Company borrowed an additional amount of $
27.1

million (A$
40.4

million)
which will be recorded in “Interest Bearing Liabilities”. The term of the arrangement is
ten years

with an effective
interest rate of
12.8
%.
In line

with the

Company’s

capital management

strategy,

the above

transactions provide

additional liquidity.

In
addition,

the

accommodation

services

component

of

the

arrangement

is

anticipated

to

enhance

the

level

of
service for our employees at our Curragh mine.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

18
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc.

(the

Company)

as

of

March

31,

2023,

the

related

condensed

consolidated

statements

of

operations

and
comprehensive

income

for

the

three-month

periods

ended

March

31,

2023

and

2022,

the

condensed
consolidated statements of stockholders’ equity for the three-month period ended March 31, 2023 and 2022, the condensed consolidated statements

of cash flows

for the three-month

period ended March

31, 2023 and

2022,
and

the

related

notes

(collectively

referred

to

as

the

“condensed

consolidated

interim

financial

statements”).
Based on

our reviews,

we are

not aware

of any

material modifications

that should

be made

to the

condensed
consolidated interim

financial statements

for them

to be

in conformity

with U.S.

generally accepted

accounting
principles.

We

have

previously

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight
Board (United States) (PCAOB), the

consolidated balance sheet of the Company

as of December 31, 2022, the
related consolidated statements

of operations

and comprehensive

income, stockholders'

equity and cash

flows
for the year then ended, and

the related notes (not presented herein), and

in our report dated February 21, 2023,
we

expressed

an

unqualified

audit

opinion

on

those

consolidated

financial

statements.

In

our

opinion,

the
information set

forth in

the accompanying

condensed consolidated

balance sheet

as of December

31, 2022,

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
May 8, 2023.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

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

2022 included
in Coronado Global Resources Inc.’s

Annual Report on Form 10-K for

the year ended December 31, 2022,

filed
with

the

U.S.

Securities

and

Exchange

Commission,

or

SEC,

and

the

Australian

Securities

Exchange,

or

the
ASX, on February 21, 2023.
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

Exchange Act of 1934, as amended,
or the Exchange

Act, concerning

our business,

operations, financial

performance and

condition, the

coal, steel
and

other

industries,

as well

as

our

plans,

objectives

and

expectations

for

our

business,

operations,

financial
performance

and

condition.

Forward-looking

statements

may

be

identified

by

words

such

as

“may,”

“could,”
“believes,”

“estimates,”

“expects,”

“intends,”

“plans,”

“anticipate,”

“forecast,”

“outlook,”

“target,”

“likely,”
“considers” and other similar words.
Any

forward-looking

statements

involve

known

and

unknown

risks,

uncertainties,

assumptions

and

other
important factors that

could cause actual

results, performance,

events or outcomes

to differ

materially from

the
results,

performance,

events

or

outcomes

expressed

or

anticipated

in

these

statements,

many

of

which

are
beyond

our

control.

Such

forward-looking

statements

are

based

on

an

assessment

of

present

economic

and
operating

conditions

on

a

number

of

best

estimate

assumptions

regarding

future

events

and

actions.

These
factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results, our announced plans, or an investment in our securities include,

but are not limited to:
●

the prices we receive for our coal;
●

uncertainty in

global economic

conditions, including

the extent,

duration and

impact of

the Russia

and
Ukraine war, as well as risks related to government actions with respect to trade agreements, treaties or policies;
●

a decrease in

the availability or increase

in costs of

key supplies, capital equipment

or commodities, such
as diesel fuel, steel, explosives and tires, as the result

of inflationary pressures or otherwise;
●

the extensive forms of taxation

that our mining operations

are subject to, and future

tax regulations and
developments. For example,

the amendments to

the coal

royalty regime implemented

by the Queensland
state Government in

Australia in 2022 introducing

higher tiers to the

coal royalty rates

applicable to our
Australian Operations;
●

severe financial

hardship,

bankruptcy,

temporary or

permanent shut

downs or

operational challenges,
due

to

future

public

health

crisis

(such

as

the

COVID-19

pandemic),

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

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

20
●

our indebtedness and ability to

comply with the covenants and other

undertakings under the agreements
governing such indebtedness;
●

our

ability

to

collect

payments

from

our

customers

depending

on

their

creditworthiness,

contractual
performance or otherwise;
●

the demand for steel products, which impacts the demand for

our metallurgical, or Met, coal;
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

We

make

many

of

our

forward-looking

statements

based

on

our

operating

budgets

and

forecasts,

which

are
based upon

detailed assumptions.

While we

believe that

our assumptions

are reasonable,

we caution

that it

is

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

21
very difficult to

predict the impact

of known factors,

and it is

impossible for us

to anticipate all

factors that could
affect our actual results.
See Part I, Item

1A. “Risk Factors”

of our Annual Report

on Form 10-K for

the year ended December

31, 2022,
filed with the SEC and ASX on February 21, 2023, for a more complete discussion of the risks and uncertainties
mentioned above

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

Coking coal

index prices

have continued

to increase

in the

first quarter

of 2023

compared to

fourth quarter

of
2022, primarily driven by supply constraints in key Met coal markets caused by wet weather amidst mild demand
recovery from

Indian and

Southeast Asian

steelmakers. The

Australian Premium

Low Volume

Index averaged
$335 per Mt during Q1 2023, $60 per Mt above Q4 2022, however,

$153 per Mt below Q1 2022.

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

Our results for the three months ended

March 31, 2023, were adversely impacted

by (1) significant wet weather
events impacting

production

at our

Australian Operations

,

(2) continued

inflationary

pressure (3)

reduced coal
availability from

equipment breakdown,

(4) a

train derailment

on the

Blackwater line

which impacted

our sales
volume, (5) lower

average realized Met

price per Mt sold

compared to first

quarter of 2022

and (6) higher sales
related costs (royalties and freight costs).

For the three months ended March 31, 2023, we produced and sold 3.7 MMt of coal. Met coal sales represented
74.7% of our

total volume

of coal sold

and 88.8% of

total coal revenues

for the three

months ended

March 31,
2023.
Coal revenues of $738.3

million for the three

months ended March 31,

2023, decreased by 21.2%

compared to
the same

period in

2022, driven

by decreased

average realized

Met price

per Mt

sold from

$266.5 to

$239.7.
Sales volumes

were lower

for the

three months

ended March

31, 2023,

compared to

the same

period in

2022
due to lower production primarily driven by higher than anticipated wet weather resulting in lower coal availability
at

our

Australian

Operations

combined

with

shipping

delays

from

adverse

weather

at

our

U.S.

Operations.
Operating costs for

the three months

ended March 31,

2023, were $569.0

million, or 7.6%,

higher compared to
the corresponding period in

2022 primarily driven by

inflationary pressure on supply,

contractors and fuel costs,
additional

fleets

mobilized

since

March

31,

2022

and

unplanned

equipment

breakdown

at

our

Australian
Operations and higher freight costs at our U.S. Operations

.
Liquidity
As of March 31, 2023,

the Company’s net

cash position,

comprising of $498.0 million

cash (excluding restricted
cash) less

$242.3 million

aggregate principal

amount of Notes

outstanding,

was $255.7

million.

Coronado has

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

22
available

liquidity

of

$598.0

million

as

of

March

31,

2023,

consisting

of

cash

(excluding

restricted

cash)

and
$100.0 million availability under our ABL facility,

which remains fully undrawn.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate,

or
TRIFR, at

March 31,

2023 was

3.18
compared to

a rate

of 3.92

at the

end of

December 31,

2022. At

our U.S.
Operations, the

twelve-month rolling

average Total

Reportable Incident

Rate, or

TRIR, at

March 31,

2023 was
2.43
compared to a rate of 2.42

at the end of December

31, 2022.

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

Mt sold, which we define as Met coal

revenues divided by Met coal
sales volume; (v) average

segment mining costs

per Mt sold,

which we define

as mining costs

divided by sales
volumes (excluding non-produced coal) for the respective segment; (vi) average segment operating costs per Mt
sold, which we define as segment operating costs divided by sales volumes for the respective segment; and (vii)
net cash, which we define

as cash and cash equivalents

(excluding restricted cash) less

outstanding aggregate
principal amount of 10.750% senior secure notes due

2026.
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

Form 10-Q March 31, 2023

23
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
Three Months Ended March 31, 2023 Compared to

Three Months Ended March 31, 2022
Summary
The financial and operational highlights for the three months ended

March 31, 2023 include:
●

Net

income

of

$107.9

million

for

the

three

months

ended

March

31,

2023,

was

$162.0

million

lower
compared

to

$269.9

million

for

the

three

months

ended

March

31,

2022.

This

was

driven

by

lower
revenues due

to lower

average realized

Met coal

price per

Mt sold,

lower sales

volume and

by higher
operating costs.
●

Sales volume totaled 3.7 MMt for the three months ended March 31, 2023, compared to 4.4 MMt for the
three months ended March 31,

2022. The lower sales volumes

were largely driven by the impact

of wet
weather

and

equipment

breakdown

on

production

performance

and

coal

availability

at

our

Australian
Operations, and a train derailment on the Blackwater line resulting in coal not being railed for two weeks while repairs were undertaken.
●

Average realized Met price

per Mt sold

of $239.7 for

the three months ended

March 31, 2023,

was 10.1%
lower compared to $266.5 per

Mt sold for the same

period in 2022 as the

Met coal supply has readjusted
following the impact of Russia and Ukraine war on the global coal supply chain and supply constraints in
key Met coal markets during the first half of 2022.
●

Adjusted EBITDA for

the three months

ended March

31, 2023, of

$190.7 million,

a decrease of

$220.2
million compared to $411.0

million for the three

months ended March

31, 2022, due to

lower coal sales
revenues and higher operating costs.
●

As of March

31, 2023,

the Company

had total

available liquidity

of $598.0

million, consisting

of $498.0
million cash (excluding restricted cash) and $100.0 million of availability under the ABL Facility.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

24
Three months ended March 31,
2023 2022 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 738,345 $ 936,628 $ (198,283) (21.2%)
Other revenues 27,369 10,497 16,872 160.7%
Total

revenues
765,714 947,125 (181,411) (19.2%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 380,474 357,500 22,974 6.4%
Depreciation, depletion and amortization 39,423 38,009 1,414 3.7%
Freight expenses 63,353 59,264 4,089 6.9%
Stanwell rebate 39,208 29,053 10,155 35.0%
Other royalties 85,957 83,032 2,925 3.5%
Selling, general, and administrative expenses 7,774 7,876 (102) (1.3%)
Total

costs and expenses
616,189 574,734 41,455 7.2%
Other income (expenses):
Interest expense, net (14,665) (17,332) 2,667 (15.4%)

Decrease (increase) in provision for
discounting and credit losses 3,988 (428) 4,416 (1,031.8%)
Other, net 3,042 (2,790) 5,832 (209.0%)
Total

other expenses, net
(7,635) (20,550) 12,915 (62.8%)
Net income before tax 141,890 351,841 (209,951) (59.7%)
Income tax expense (34,030) (81,943) 47,913 (58.5%)
Net income attributable to Coronado Global
Resources, Inc. $ 107,860 $ 269,898 $ (162,038) (60.0%)
Coal Revenues
Coal revenues

were $738.3

million for

the three

months ended

March 31,

2023, a

decrease of

$198.3 million,
compared

to

$936.6

million

for

the

three

months

ended

March

31,

2022.

The

decrease

was

driven

by

lower
average realized Met coal price of

$239.7 per Mt sold for the three

months ended March 31, 2023, compared

to
$266.5 per Mt sold for the

same period in 2022 and lower coal

sales volume. Coal sales volume at our

Australian
Operations

were

down

by

0.6

MMt

due

to

reduced

production

from

higher

than

anticipated

wet

weather

and
equipment breakdown,

while sales volume for our U.S. Operations were 0.1 MMt

higher.
Other revenues
Other

revenues

were

$27.4

million

for

the

three

months

ended

March

31,

2023,

an

increase

of

$16.9

million
compared to $10.5

million for the

three months ended

March 31, 2022.

This increase was

primarily driven by

a
one-off termination fee revenue from a coal sales contract

cancelled at our U.S. Operations.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.
Total

cost of

coal revenues

were $380.5

million for

the three

months ended

March 31,

2023, $23.0

million, or
6.4% higher,

compared to $357.5 million for the three months ended

March 31, 2022.
Our Australian Operations

contributed $12.0 million

to the increase

in total cost of

coal revenues, largely

driven
by the impact of continued inflationary pressure on contractors’

costs, fuel, and other supply costs and additional
fleet

mobilized

in

February

2022,

partially

offset

by

lower

purchased

coal

cost

and

favorable

average

foreign
exchange rate on

translation of the

Australian Operations for

the three months

ended March 31,

2023, of A$/US$:
0.68 compared to

0.72 for the

same period in

2022. Cost

of coal revenues

for our U.S

Operations for the

three
months ended March 31,

2023, was $11.0

million higher compared to

the three months ended

March 31, 2022,
largely due to the continued impact of inflation on labor

and supply costs.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

25
Freight Expenses
Freight expenses

relate to

costs associated

with rail

and port

providers,

including

take-or-pay commitments

at
our

Australian

Operations,

and

demurrage

costs.

Freight

expenses

totaled

$63.4

million

for the

three

months
ended March 31, 2023, an increase of $4.1 million, compared to $59.3 million for the three months ended March
31, 2022. Our U.S. Operations’ freight

cost contributed $10.0 million to

this increase, driven by coal sales

under
certain contracts

for which

we arrange

and pay

for transportation

to port

that did

not exist

to the

same extent
during the

three months

ended March

31, 2022,

partially offset

by lower

sales volume

and a

favorable foreign
exchange rate on translation

of our Australian Operations.

Stanwell Rebate
The Stanwell rebate was $39.2 million for the three months ended March

31, 2023,

an increase of $10.1 million,
compared to $29.1 million for

the three months ended March

31, 2022. The increase was

largely driven by higher
realized export reference coal pricing for the prior twelve

-month period used to calculate the rebate.

Other Royalties
Other royalties

were $86.0

million

in the

three months

ended

March

31, 2023,

an increase

of $2.9

million, as
compared to $83.0 million for the three months ended March 31,

2022. Royalties have increased compared to a
significant decline in

coal revenues due

to the adverse

impact of the

new Queensland Government

royalty regime
effective

from July

1, 2022

to our

Australian Operations,

partially offset

by lower

sales volumes

and favorable
foreign exchange rate on translation

of our Australian Operations. The new

royalty regime has resulted in

$29.0
million additional royalty costs for the three months ended

March 31, 2023.
Decrease (increase) in Provision for Discounting and

Credit Losses
Decrease in provision for

discounting and credit losses of

$3.9 million in the

three months ended March 31,

2023,
a favorable movement of $4.4 million compared to increase in provision for discounting and credit losses of $0.4 million for the three months ended March 31, 2022. The lower provision was primarily driven by timely collection
of trade receivables during the three months ended March

31, 2023.

Interest Expense, net
Interest expense,

net was

$14.7 million

in the

three months

ended March

31, 2023,

a decrease

of $2.7

million
compared to

$17.3 million

for the

three months

ended March

31, 2022.

The decrease

was due

to lower

Notes
outstanding during the three months ended March 31,

2023, following redemptions since March 31, 2023.

Income Tax Expense
Income tax

expense of

$34.0

million for

the three

months ended

March 31,

2023, decreased

by $47.9

million,
compared to a tax expense of $81.9 million for the three months ended

March 31, 2022, driven by lower income
before tax in the 2023 period.
The income tax expense for the three months ended March 31, 2023, is based on an annual effective tax rate of
24.0%.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

26
Supplemental Segment Financial Data
Three months ended March 31, 2023 compared to three months

ended March 31, 2022
Australia
Three months ended March 31,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 2.2 2.8 (0.6) (21.6)%
Total

revenues ($)
398,661 605,298 (206,637) (34.1)%
Coal revenues ($) 390,804 596,298 (205,494) (34.5)%
Average realized price per Mt sold ($/Mt) 178.9 214.1 (35.2) (16.4)%
Met sales volume (MMt) 1.5 1.8 (0.3) (15.0)%
Met coal revenues ($) 372,519 554,009 (181,490) (32.8)%
Average realized Met price per Mt sold ($/Mt) 241.9 305.8 (63.9) (20.9)%
Mining costs ($) 236,056 202,018 34,038 16.8%
Mining cost per Mt sold ($/Mt) 108.5 76.1 32.4 42.6%
Operating costs ($) 385,226 365,707 19,519 5.3%
Operating costs per Mt sold ($/Mt) 176.4 131.3 45.1 34.3%
Segment Adjusted EBITDA ($) 13,233 238,968 (225,735) (94.5)%
Coal revenues for our Australian Operations,

for the three months ended March 31, 2023, were $390.8 million, a decrease of

$205.5 million

or 34.5%,

compared to

$596.3 million

for the

three months

ended March

31, 2022.
This decrease

was driven

by lower

average realized

Met coal price

per Mt

sold of

$241.9 for

the three

months
ended March

31, 2023, $63.9

lower than the

$305.8 per

Mt sold

for the same

period in

2022 as Met

coal price
index

readjusts

from record

highs

achieved

in

the

first

half of

2022.

The

decrease

was

exacerbated

by lower
sales

volume

of

0.6

MMt

due

to

higher

than

planned

wet

weather

and

equipment

breakdown

and

co-shipper
delays.
Operating costs increased

by $19.5 million,

or 5.3%, for

the three months

ended March

31, 2023, compared

to
the three months ended

March 31, 2022. The

increase was largely driven

by higher mining costs,

higher Stanwell
rebate and higher royalties as a result of the new

royalty regime introduced by the Queensland government from
July

1,

2022.

Mining

costs

were

$34.0

million,

or 16.8%,

higher

for

the

three

months

ended

March

31,

2023,
compared to the same period in 2022, primarily due to additional fleet mobilized in February 2022 and continued
inflationary pressures on costs including contractor costs and fuel costs. This combined with lower sales volu me
resulted to

a higher

Mining and

Operating cost

per Mt

sold of

$32.4 and

$45.1, respectively,

compared to

the
same period in 2022.

Segment Adjusted

EBITDA of

$13.2 million

for the

three months

ended March

31, 2023,

decreased by

$225.7
million compared to Adjusted

EBITDA of $239.0 million

for the three months

ended March 31, 2022,

which was
driven by lower coal revenues and higher operating costs.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

27
United States
Three months ended March 31,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 1.5 1.6 (0.1) (5.8)%
Total

revenues ($)
367,053 341,827 25,226 7.4%
Coal revenues ($) 347,541 340,330 7,211 2.1%
Average realized price per Mt sold ($/Mt) 235.1 217.0 18.1 8.3%
Met sales volume (MMt) 1.2 1.5 (0.3) (22.2)%
Met coal revenues ($) 283,023 337,720 (54,697) (16.2)%
Average realized Met price per Mt sold ($/Mt) 236.9 220.0 16.9 7.7%
Mining costs ($) 128,120 115,263 12,857 11.2%
Mining cost per Mt sold ($/Mt) 90.8 76.7 14.1 18.4%
Operating costs ($) 183,766 163,142 20,624 12.6%
Operating costs per Mt sold ($/Mt) 124.3 104.0 20.3 19.5%
Segment Adjusted EBITDA ($) 185,042 179,899 5,143 2.9%
Coal revenues increased by

$7.2 million, or 2.1%, to

$347.5 million for the three

months ended March 31, 2023
compared to

$340.3 million

for the

three months

ended March

31, 2022.

This increase

was largely

driven by

a
higher average realized Met

price per Mt sold for

the three months ended

March 31, 2023 of $236.9,

compared
to $220.0 per Mt sold for the same period in 2022, primarily due to higher prices achieved from annual domestic
fixed price contracts compared to 2022.
Operating costs

increased by

$20.6 million,

or 12.6%,

to $183.8

million for

the three

months ended

March 31,
2023, compared to

operating costs of

$163.1 million for

the three months

ended March 31,

2022. The increase
was due to higher purchased coal to meet sales commitments and higher mining costs of $12.8 million, primarily due to the continued impact of inflation on supplies

and labor costs.
Segment

Adjusted

EBITDA

of

$185.0

million

for

the

three

months

ended

March

31,

2023,

increased

by

$5.1
million

compared

to

$179.9

million

for

the

three

months

ended

March

31,

2022,

primarily

driven

by

a

higher
average realized Met price per Mt sold, partially offset

by higher operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended March 31,
2023 2022 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 7,774 $ 7,876 $ (102) (1.3)%
Other, net (248) 4 (252) n/m
Total

Corporate and Other Adjusted EBITDA
$ 7,526 $ 7,880 $ (354) (4.5)%
n/m – Not meaningful for comparison.
Corporate and other costs

of $7.8 million for

the three months ended

March 31, 2023 remained

largely consistent
compared to $7.9 million for the three months ended

March 31, 2022.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

28
Mining and operating costs for the three

months ended March 31, 2023 compared to three

months ended
March 31, 2022
A
reconciliation of segment

costs and expenses,

segment operating costs,

and segment mining

costs is shown
below:
Three months ended March 31, 2023
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 403,868 $ 204,263 $ 8,058 $ 616,189
Less: Selling, general and administrative
expense — — (7,774) (7,774)
Less: Depreciation, depletion and amortization (18,642) (20,497) (284) (39,423)
Total operating costs 385,226 183,766 — 568,992
Less: Other royalties (72,993) (12,964) — (85,957)
Less: Stanwell rebate (39,208) — — (39,208)
Less: Freight expenses (33,819) (29,534) — (63,353)
Less: Other non-mining costs (3,150) (13,148) — (16,298)
Total mining costs 236,056 128,120 — 364,176
Sales Volume excluding non-produced

coal
(MMt) 2.2 1.4 — 3.6
Mining cost per Mt sold ($/Mt) 108.5 90.8 — 101.6
Three months ended March 31, 2022
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 384,380 $ 182,183 $ 8,171 $ 574,734
Less: Selling, general and administrative
expense — — (7,876) (7,876)
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
(MMt) 2.7 1.5 — 4.2
Mining cost per Mt sold ($/Mt) 76.1 76.7 — 76.3
Average

realized Met

price per

Mt sold

for the

three months

ended

March

31, 2023

compared

to three
months ended March 31, 2022
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended March 31,
2023 2022 Change %
(in US$ thousands)
Met sales volume (MMt) 2.7 3.3 (0.6) (18.3)%
Met coal revenues ($) 655,542 891,729 (236,187) (26.5)%
Average realized Met price per Mt sold ($/Mt) 239.7 266.5 (26.8) (10.1)%

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

29
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended March 31,
(in US$ thousands) 2023 2022
Reconciliation to Adjusted EBITDA:
Net income
$
107,860
$
269,898
Add: Depreciation, depletion and amortization 39,423 38,009
Add: Interest expense (net of income) 14,665 17,332
Add: Other foreign exchange (gains) losses (2,992) 1,991
Add: Income tax expense 34,030 81,943
Add: Losses on idled assets held for sale 1,751 1,386
Add: (Decrease) increase in provision for discounting

and credit losses
(3,988) 428
Adjusted EBITDA
$
190,749
$
410,987
Liquidity and Capital Resources
Overview
Our objective is

to maintain a

prudent capital structure

and to ensure

that sufficient

liquid assets and

funding is
available to meet both anticipated and

unanticipated financial obligations, including unforeseen events that could have an

adverse impact

on revenues

or costs.

Our principal

sources of

funds are

cash and

cash equivalents,
cash flow from operations and availability under our debt facilities.

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations, working capital,

capital

expenditure,

debt

service

obligations,

business

or assets

acquisitions

and

payment

of
dividends. Based on our

outlook for the next

twelve months, which is

subject to continued changing demand

from
our

customers,

volatility

in

coal

prices,

ongoing

interruptions

and

uncertainties

surrounding

China’s

import
restrictions, such as trade

barriers imposed by China

on Australian sourced coal

and the uncertainty of

impacts
from the

Russia and Ukraine

war on

the global

supply chain,

we believe

expected cash generated

from operations
together with

available borrowing

facilities and

other strategic

and financial

initiatives, will

be sufficient

to meet
the needs of our existing

operations, capital expenditure,

service our debt obligations

and, if declared, payment
of dividends.
Our ability to generate

sufficient cash depends

on our future performance

which may be subject

to a number of
factors

beyond

our

control,

including

general

economic,

financial

and

competitive

conditions

and

other

risks
described in this document

,

and Part I, Item

1A. “Risk Factors”

of our Annual Report

on Form 10-K

for the year
ended December 31, 2022, filed with the SEC and ASX on

February 21, 2023.
Liquidity as of March 31, 2023 and December 31, 2022

was as follows:
(in US$ thousands)
March 31,
2023
December 31,
2022
Cash, excluding restricted cash $ 498,048 $ 334,378
Availability under ABL Facility (1) 100,000 100,000
Total $ 598,048 $ 434,378
(1)
The ABL

Facility contains

a springing

fixed charge

coverage ratio

of not

less than

1.00 to

1.00, which

ratio is

tested if
availability under

the ABL facility

is less than

$17.5 million

for five consecutive

business days

or less than

$15.0 million on
any business day.
Our total indebtedness as of March 31, 2023 and December 31,

2022 consisted of the following:
(in US$ thousands)
March 31,
2023
December 31,
2022
Current instalments of interest bearing liabilities $ 242,326 $ 242,326
Current instalments of other financial liabilities and finance lease obligations
4,304 4,585
Other financial liabilities and finance lease obligations, excluding current instalments 7,532 8,336
Total $ 254,162 $ 255,247

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

30
Liquidity
As of March 31, 2023, available liquidity was $598.0 million, comprising of cash and cash equivalents (excluding restricted cash) of $498.0 million and $100.0 million of

available borrowings under our ABL Facility.
As of

December 31,

2022, available liquidity

was $434.4 million,

comprising cash and

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
Senior Secured Notes
As of March 31, 2023, the outstanding principal amount of our Notes was $242.3 million.

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
As of March 31, 2023, we were in compliance with all applicable covenants under the Indenture.
ABL Facility
The ABL

Facility,

dated May

12, 2021,

is for

an aggregate

multi-currency

lender commitment

of up

to $100.0
million, including a $30.0 million

sublimit for the issuance

of letters of credit and

$5.0 million for swingline

loans,
at any

time outstanding,

subject to

borrowing

base availability.

The ABL

Facility

will mature

on May

12, 2024.

Borrowings under the ABL

Facility bear interest at

a rate equal to

a BBSY rate plus

an applicable margin. As

at
March 31, 2023, no amounts were drawn and no letters

of credit were outstanding under the ABL Facility.
As of March 31, 2023, we were in compliance with all applicable covenants under the ABL Facility.
Refinancing update
On April 28, 2023, we entered

into a Syndicated Facility

Agreement, or SFA,

which will provide for up

to $150.0
million

in

borrowings,

including a

$100.0

million

sublimit

for the

issuance

of

letters

of credit

and

$70.0

million
sublimit for revolving credit facility.

The SFA replaced

the ABL Facility.
Availability

under

the

SFA

is

limited

to

an

eligible

borrowing

base,

determined

by

applying

advance

rates

to
eligible accounts receivable and inventory.
Bank Guarantees and Surety Bonds
We

are

required

to

provide

financial

assurances

and

securities

to

satisfy

contractual

and

other

requirements
generated in the

normal course of

business. Some of

these assurances are provided

to comply with

state or other
government agencies’ statutes and regulations.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

31
As required by certain agreements,

we had cash collateral in the form

of deposits in the amount of $86.5

million
and $89.1 million

as of March

31, 2023, and

December 31, 2022,

respectively,

to provide back-to-back

support
for bank guarantees, financial

payments, other performance obligations, various

other operating agreements and
contractual obligations

under workers

compensation insurance.

These deposits

are restricted

and classified

as
long-term assets in the unaudited Condensed Consolidated

Balance Sheets.

In accordance with the terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent of outstanding letters

of credit after the expiration

or termination date of

such letter of credit.

As of March
31, 2023, no letter of credit was outstanding and no

cash collateral was required.
For the U.S. Operations

in order to provide

the required financial

assurance, we generally

use surety bonds

for
post-mining reclamation.

We can also

use bank letters

of credit to

collateralize certain

obligations. As of

March
31, 2023, we had outstanding

surety bonds of $37.6 million

and letters of credit of

$16.8 million issued from our
available bank guarantees, to

meet contractual obligations under

workers compensation insurance and to

secure
other obligations and commitments.
For

the

Australian

Operations,

we

had

bank

guarantees

outstanding

of

$25.5

million

as

at

March

31,

2023,
primarily in respect of certain rail and port arrangements

of the Company.
As at March 31, 2023, we had

total outstanding bank guarantees provided

of $42.3 million to secure obligations
and commitments. Future

regulatory changes relating

to these obligations

could result in

increased obligations,
additional costs or additional collateral requirements.
Dividend
On February 21,

2023, our Board

of Directors declared

a bi-annual fully

franked fixed ordinary

dividend of $8.4
million, or 0.5

cents per CDI.

On April

5, 2023, the

Company paid $8.3

million, net of

$0.1 million foreign

exchange
gain on payment of dividends to certain CDI holders

who elected to be paid in Australian dollars.
On April 28,

2023, we announced

that the Company

would not declare

any dividends to

stockholders for the

fiscal
quarter ended March

31, 2023.

Subject to the assessments and outcomes of

potential in-organic growth options
in the future,

and on-going operational

performance and market

conditions, our Board

of Directors may

declare
dividends in future

quarters. Coronado’s

dividend policy

remains unchanged to

distribute between 60%

- 100%
of Free Cashflow.
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
Historical Cash Flows
The following table

summarizes our cash

flows for the

three months ended

March 31, 2023

and 2022, as

reported
in the accompanying consolidated financial statements:
Cash Flow
Three months ended March 31,
(in US$ thousands) 2023 2022
Net cash provided by operating activities $ 223,626 $ 171,849
Net cash used in investing activities (54,147) (41,176)
Net cash used in financing activities (951) (4,816)
Net change in cash and cash equivalents 168,528 125,857
Effect of exchange rate changes on cash and restricted

cash
(4,857) 7,679
Cash and restricted cash at beginning of period 334,629 437,931
Cash and restricted cash at end of period $ 498,300 $ 571,467
Operating activities
Net

cash

provided

by

operating

activities

was

$223.6 million

for

the

three

months

ended

March

31,

2023,
compared to $171.8 million for

the three months ended March 31,

2022. Higher operating cash flows were

driven
by

the

favorable

movement

in

working

capital

due

to

higher

collection

of

trade

receivables

partially

offset

by
higher operating costs.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

32
Investing activities
Net cash used in investing activities was $54.1 million for the three months ended March 31, 2023, compared to
$41.2 million

for the

three months

ended March

31, 2022.

Cash spent

on capital

expenditures for

the three

months
ended March 31,

2023 was $54.8

million, of which

$14.6 million related

to the Australian

Operations and $40.2
million related

to the

U.S. Operations. During

the three months

ended March

31, 2023,

a net $0.7

million restricted
deposits was redeemed relating to our Australian Operations.
Financing activities
Net cash used

in financing activities

was $1.0 million
for the three

months ended March

31, 2023, compared

to
cash used in

financing activities

of $4.8 million

for the three

months ended March

31, 2022. The

net cash used
in

financing

activities

for

the

three

months

ended

March

31,

2022

and

March

31,

2023,

largely

related

to
repayment of borrowings and other financial liabilities.
Contractual Obligations
There were no

material changes

to our contractual

obligations from

the information

previously provided

in Item
7.

“Management’s

Discussion

and

Analysis

of

Financial

Conditions

and

Results

of

Operations”

of

our

Annual
Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and

ASX on February 21, 2023.
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
Our

critical

accounting

policies

are discussed

in

Item

7. “Management’s

Discussion

and

Analysis

of Financial
Condition and Results of

Operations” of our Annual

Report on Form 10-K for

the year ended December

31, 2022,
filed with the SEC and ASX on February 21, 2023.
Newly Adopted Accounting Standards and Accounting

Standards Not Yet Implemented
See

Note

2.

(a)

“Newly

Adopted

Accounting

Standards”

to

our

unaudited

condensed

consolidated

financial
statements

for

a

discussion

of

newly

adopted

accounting

standards.

As

of

March

31,

2023,

there

were

no
accounting standards not yet implemented.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

33
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
and Australian coal

imports, respectively,

may in the future

have a negative

impact on our

profitability.

We may
or may not be able to access alternate markets of our coal should additional interruptions or trade barriers occur
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
21, 2023.
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
March 31, 2023,

we had $57.8

million of

outstanding provisionally

priced receivables

subject to

changes in

the
relevant

price

index.

If

prices

decreased

10%,

these

provisionally

priced

receivables

would

decrease

by

$5.8
million. See Item 1A. “Risk Factors—Our profitability depends upon the prices we receive for our coal.

Prices for
coal

are

volatile

and

can

fluctuate

widely

based

upon

a

number

of

factors

beyond

our

control”

in

our

Annual
Report on Form 10-K filed with the SEC and ASX on

February 21, 2023.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

34
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
As of March 31, 2023, we had $254.4 million of fixed rate borrowings and Notes and no variable-rate borrowings
outstanding.
We currently do not hedge against interest rate

fluctuations.

Foreign Exchange Risk
A significant portion of our

sales are denominated in US$.

Foreign exchange risk is

the risk that our earnings

or
cash flows are adversely impacted by movements in exchange

rates of currencies that are not in US$.
Our main exposure

is to the

A$-US$ exchange rate

through our Australian

Operations, which have

predominantly
A$ denominated costs. Greater than 60% of expenses incurred at our Australian Operations are denominated in
A$. Approximately 40%

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

would increase reported

total costs and

expenses by approximately

$25.7 million for

the three
months ended March 31, 2023, respectively.
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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of

March 31,

2023, we

had financial

assets of

$896.7 million,

comprising of

cash and

restricted cash,

trade
receivables and

restricted deposits,

which are

exposed to

counterparty credit

risk. These

financial assets

have
been assessed under ASC

326, Financial Instruments – Credit

Losses, and a provision

for discounting and credit
losses of $1.1 million was recorded as of March 31, 2023

.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

35
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

Form 10-Q March 31, 2023

36
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal

and regulatory proceedings. For a description of

our significant legal proceedings
refer

to

Note 14. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I,

Item 1. “Financial

Statements”

of

this

Quarterly

Report,

which

information

is

incorporated

by

reference
herein.
ITEM 1A.

RISK FACTORS
Except as set forth below,

there were no material changes

to the risk factors previously

disclosed in Part I, Item
1A, “Risk Factors”, of

our Annual Report on

Form 10-K for the

year ended December 31,

2022, filed with the

SEC
and ASX on February 21, 2023:
Concerns

about

the

environmental

impacts

of

coal

combustion,

including

possible

impacts

on

global
climate

issues,

are

resulting

in

increased

regulation

of

coal

combustion

and

coal

mining

in

many
jurisdictions,

which

could

significantly

affect

demand

for

our

products

or

our

securities

and

reduce
access to capital and insurance.

Global considerations

regarding climate

change continue

to attract

attention, particularly

in relation

to the

coal
industry. Greenhouse Gas, or GHG, emissions from coal consumption, both directly and indirectly, and from coal
mining

itself

are

subject

to

existing,

pending

and

proposed

regulation

as

part

of

initiatives

to

address

global
climate change.

A number

of countries,

including Australia

and the

United States,

have already

introduced, or
are

contemplating

the

introduction

of,

regulatory

responses

to

GHG

emissions,

including

the

extraction

and
combustion of fossil fuels, to address the impacts of climate change.
For example,

the Australian

Government is

reforming the

existing Safeguard

Mechanism that

was established
under

the

National

Greenhouse

and

Energy

Reporting

Act

2007,

or

NGER

Act,

to

incentivize

emissions
reductions,

through

declining

emissions

limits,

called

baselines,

predictably

and

gradually

on

a

trajectory
consistent with

achieving the

Government’s emissions

reduction target

of 43%

below 2005

levels by

2030 and
net

zero

by

2050.

On

March

31,

2023,

the

Australian

Federal

Parliament

passed

the

Safeguard

Mechanism
(Crediting) Amendment

Bill 2023

amending the

NGER Act

and other

legislation, to

establish the

framework

to
give effect to

key elements

of the reforms,

such as introducing

credits to the

scheme to provide

an incentive to
companies to go below their baselines.

The

Safeguard

Mechanism

applies

to

industrial

facilities

emitting

more

than

100,000

tons

of

carbon

dioxide
equivalent per

year,

including in

electricity,

mining, oil

and gas

production, manufacturing,

transport and

waste
facilities.

In accordance with

Safeguard Mechanism,

under this

reformed legislation

and once

the Federal Government’s
finalises the

National Greenhouse

and Energy

Reporting (Safeguard

Mechanism) Amendment

(Reforms) Rule
2023, Curragh must establish a

new baseline for covered emissions

(Scope 1). Curragh must take

action to keep
its net Scope

1 emissions at

or below the

baseline through emissions reduction,

purchasing emissions reductions
from

another

facility

to

which

the

Safeguard

Mechanism

applies,

or

purchasing

and

surrendering

Australian
Carbon Credit Units, or ACCUs, or face enforcement

measures.
The

potential

direct

and

indirect

financial

impact

on

us

from

existing

laws,

regulations

policies,

including

the
Safeguard Mechanism,

and future laws,

regulations, policies,

and technology

developments may

depend upon
the degree

to which

any such

laws, regulations

and developments

result in

reduced reliance

on coal

as a

fuel
source. Such developments could result in adverse impacts

on our financial condition or results of operations.
For further information see Part I, Item

1A, “Risk Factors”, of our Annual Report on Form

10-K for the year ended
December 31, 2022, filed with the SEC and ASX on February

21, 2023.
ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS
None.

Coronado Global Resources Inc.

Form 10-Q March 31, 2023

37
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

Form 10-Q March 31, 2023

38
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: May 8, 2023