Form 10-Q
period 2023-06-30
Coronado Global Resources Inc.
filed 2023-08-07
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
June 30, 2023
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
Quarterly Report on Form 10-Q for the quarterly period ended

June 30, 2023.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial statements
Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and six months ended June 30, 2023 and 2022
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022
6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Report of Independent Registered Public Accounting Firm
20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
41
Item 4. Controls and Procedures
43
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
44
Item 1A. Risk Factors
44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
44
Item 3. Defaults Upon Senior Securities
44
Item 4. Mine Safety Disclosures
44
Item 5. Other Information
44
Item 6. Exhibits
45
SIGNATURES
47

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

June 30, 2023
December 31,
2022
Current assets:
Cash and restricted cash

$
434,330
$
334,629
Trade receivables, net

298,207
409,979
Income tax receivable

2,728
—
Inventories
5

259,896
158,018
Other current assets

91,292
60,188
Assets held for sale
4

—
26,214
Total

current assets

1,086,453
989,028
Non-current assets:
Property, plant and equipment,

net
6

1,413,493
1,389,548
Right of use asset – operating leases, net
8

51,648
17,385
Goodwill

28,008
28,008
Intangible assets, net

3,210
3,311
Restricted deposits
15

89,482
89,062
Other non-current assets

14,665
33,585
Total

assets

$
2,686,959
$
2,549,927
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
83,432
$
61,780
Accrued expenses and other current liabilities
7

335,011
343,691
Income tax payable

15,834
119,981
Asset retirement obligations

15,676
10,646
Contract obligations

39,498
40,343
Lease liabilities
8

17,004
7,720
Other current financial liabilities

3,883
4,458
Liabilities held for sale
4

—
12,241
Total

current liabilities

510,338
600,860
Non-current liabilities:
Asset retirement obligations

135,845
127,844
Contract obligations

77,609
94,525
Deferred consideration liability

252,855
243,191
Interest bearing liabilities
9

234,112
232,953
Other financial liabilities

7,031
8,268
Lease liabilities
8

38,329
15,573
Deferred income tax liabilities

115,194
95,671
Other non-current liabilities

33,086
27,952
Total

liabilities

$
1,404,399
$
1,446,837
Common stock $
0.01

par value;
1,000,000,000

shares
authorized,
167,645,373

shares issued and outstanding as of June 30,
2023 and December 31, 2022
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of June 30, 2023 and
December 31, 2022 — —
Additional paid-in capital

1,093,263
1,092,282
Accumulated other comprehensive losses
13

(103,723)
(91,423)
Retained earnings

291,343
100,554
Total

stockholders’ equity

1,282,560
1,103,090
Total

liabilities and stockholders’ equity

$
2,686,959
$
2,549,927
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

June 30,
Six months ended

June 30,
Note 2023 2022 2023 2022
Revenues:
Coal revenues $
717,445
$
1,020,997
$
1,455,790
$
1,957,625
Other revenues
10,081
11,707
37,450
22,204
Total

revenues
3
727,526
1,032,704
1,493,240
1,979,829
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below)
380,962
397,463
761,436
754,963
Depreciation, depletion and amortization
38,880
51,384
78,303
89,393
Freight expenses
57,443
67,026
120,796
126,290
Stanwell rebate
29,049
40,532
68,257
69,585
Other royalties
89,949
79,348
175,906
162,380
Selling, general, and administrative
expenses

9,981
10,376
17,755
18,252
Total

costs and expenses
606,264
646,129
1,222,453
1,220,863
Other (expense) income:
Interest expense, net
(14,180)
(17,482)
(28,845)
(34,814)
(Increase) decrease in provision for
discounting and credit losses
(269)
(156)
3,719
(584)
Other, net
6,473
25,083
9,515
22,293
Total

other (expense) income, net
(7,976)
7,445
(15,611)
(13,105)
Income before tax
113,286
394,020
255,176
745,861
Income tax expense 10
(21,975)
(102,025)
(56,005)
(183,968)
Net income attributable to Coronado
Global Resources Inc. $
91,311
$
291,995
$
199,171
$
561,893
Other comprehensive income, net of income
taxes:
Foreign currency translation adjustments 13
(7,797)
(50,168)
(12,300)
(33,910)
Total

other comprehensive loss
(7,797)
(50,168)
(12,300)
(33,910)
Total

comprehensive income attributable
to Coronado Global Resources Inc.

$
83,514
$
241,827
$
186,871
$
527,983
Earnings per share of common stock
Basic 11
0.54
1.74
1.19
3.35
Diluted 11
0.54
1.74
1.18
3.35
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

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
$
200,032
$
1,197,757
Net income —
—
—
—
—
—
91,311
91,311
Other comprehensive loss —
—
—
—
—
(7,797)
—
(7,797)
Total

comprehensive (loss) income
—
—
—
—
—
(7,797)
91,311
83,514
Share-based compensation for equity
classified awards —
—
—
—
1,289
—
—
1,289
Balance June 30, 2023
167,645,373
$
1,677
1
$
—
$
1,093,263
$
(103,723)
$
291,343
$
1,282,560
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
Net income —
—
—
—
—
—
291,995
291,995
Other comprehensive loss —
—
—
—
—
(50,168)
—
(50,168)
Total

comprehensive (loss) income
—
—
—
—
—
(50,168)
291,995
241,827
Share-based compensation for equity
classified awards —
—
—
—
1,731
—
—
1,731
Dividends —
—
—
—
—
—
(200,040)
(200,040)
Balance June 30, 2022
167,645,373
$
1,677
1
$
—
$
1,091,362
$
(78,138)
$
241,478
$
1,256,379
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

7
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Six months ended
June 30,
2023 2022
Cash flows from operating activities:
Net income $
199,171
$
561,893
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
78,303
89,393
Amortization of right of use asset - operating leases
2,861
4,501
Amortization of deferred financing costs
966
968
Non-cash interest expense
16,324
15,622
Amortization of contract obligations
(15,594)
(21,947)
Loss on disposal of property,

plant and equipment
359
257
Equity-based compensation expense
981
1,815
Deferred income taxes
19,912
42,061
Reclamation of asset retirement obligations
(2,035)
(3,601)
(Decrease) increase in provision for discounting and credit

losses
(3,719)
584
Changes in operating assets and liabilities:
Accounts receivable
117,875
(304,707)
Inventories
(104,742)
9,700
Other assets
(2,313)
(18,460)
Accounts payable
23,335
(5,160)
Accrued expenses and other current liabilities
(2,393)
71,595
Operating lease liabilities
(5,001)
(4,163)
Income tax payable
(105,575)
73,114
Change in other liabilities
5,159
4,827
Net cash provided by operating activities
223,874
518,292
Cash flows from investing activities:
Capital expenditures
(104,853)
(87,875)
Purchase of restricted deposits
(5,001)
(6,251)
Redemption of restricted deposits
4,780
606
Net cash used in investing activities
(105,074)
(93,520)
Cash flows from financing activities:
Principal payments on interest bearing liabilities and other financial liabilities
(1,498)
(7,085)
Principal payments on finance lease obligations
(64)
(61)
Premiums paid on early redemption of debt
—
(22)
Dividends paid
(8,371)
(348,423)
Net cash used in financing activities
(9,933)
(355,591)
Net increase in cash and restricted cash
108,867
69,181
Effect of exchange rate changes on cash and restricted

cash
(9,166)
(21,228)
Cash and restricted cash at beginning of period
334,629
437,931
Cash and restricted cash at end of period $
434,330
$
485,884
Supplemental disclosure of cash flow information:
Cash payments for interest $
14,087
$
18,338
Cash paid for taxes $
138,525
$
69,388
Restricted cash $
251
$
251
See accompanying notes to unaudited condensed consolidated

financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

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

Form 10-Q June 30, 2023

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

ended June 30, 2023 and

2022 are presented
below:

(in US$ thousands) Australia
United
States
Other and
Corporate Total
Three months ended June 30, 2023
Total

revenues
$
431,806
$
295,720
$
—
$
727,526
Adjusted EBITDA
54,700
116,487
(9,661)
161,526
Total

assets
1,149,614
1,018,177
519,168
2,686,959
Capital expenditures
16,493
31,044
26
47,563
Three months ended June 30, 2022
Total

revenues
$
578,388
$
454,316
$
—
$
1,032,704
Adjusted EBITDA
196,315
252,394
(10,349)
438,360
Total

assets
1,473,795
1,044,753
240,943
2,759,491
Capital expenditures
30,755
20,673
236
51,664
Six months ended June 30, 2023
Total

revenues
$
830,467
$
662,773
$
—
$
1,493,240
Adjusted EBITDA
67,933
301,529
(17,186)
352,276
Total

assets
1,149,614
1,018,177
519,168
2,686,959
Capital expenditures
23,728
65,208
81
89,017
Six months ended June 30, 2022
Total

revenues
$
1,183,686
$
796,143
$
—
$
1,979,829
Adjusted EBITDA
435,284
432,294
(18,231)
849,347
Total

assets
1,473,795
1,044,753
240,943
2,759,491
Capital expenditures
46,716
44,422
329
91,467
The reconciliations

of Adjusted EBITDA to

net income attributable to

the Company for the

three and six months
ended June 30, 2023 and 2022 are as follows:

Three months ended

Six months ended
June 30, June 30,
(in US$ thousands) 2023 2022 2023 2022
Net income $
91,311
$
291,995
$
199,171
$
561,893
Depreciation, depletion and amortization
38,880
51,384
78,303
89,393
Interest expense (net of interest income)
14,180
17,482
28,845
34,814
Income tax expense
21,975
102,025
56,005
183,968
Other foreign exchange gains (1)
(6,414)
(25,138)
(9,405)
(23,147)
Losses on idled assets (2)
1,325
456
3,076
1,842
Increase (decrease) in provision for
discounting and credit losses
269
156
(3,719)
584
Consolidated Adjusted EBITDA $
161,526
$
438,360
$
352,276
$
849,347
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

to sell. Prior to March 31, 2023, the

Company had idled
assets that were classified as held for sale. Refer

to Note 4 “Assets held for sale” for further details.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

10
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed on the unaudited

Condensed Consolidated Statements

of Cash Flows for

the six months ended

June
30, 2023 and 2022 are as follows:

Six months ended June 30,
(in US$ thousands) 2023 2022
Capital expenditures per unaudited Condensed Consolidated

Statements of
Cash Flows $
104,853
$
87,875
Accruals for capital expenditures
6,755
11,067
Payment for capital acquired in prior periods
(11,241)
(7,475)
Advance payment to acquire long lead capital items
(11,350)
—
Capital expenditures per segment detail $
89,017
$
91,467
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

reportable

segments,

as

the

Company

believes

it

best

depicts

the

nature,

amount,

timing

and
uncertainty of revenues and cash flows.

All revenue is recognized at a point in time.

Three months ended June 30, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
403,861
$
257,292
$
661,153
Thermal coal
19,260
37,032
56,292
Total

coal revenue
423,121
294,324
717,445
Other (1)
8,685
1,396
10,081
Total $
431,806
$
295,720
$
727,526

Three months ended June 30, 2022
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
543,345
$
450,858
$
994,203
Thermal coal
25,001
1,793
26,794
Total

coal revenue
568,346
452,651
1,020,997
Other (1)
10,042
1,665
11,707
Total $
578,388
$
454,316
$
1,032,704

Six months ended June 30, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
776,380
$
540,314
$
1,316,694
Thermal coal
37,545
101,551
139,096
Total

coal revenue
813,925
641,865
1,455,790
Other (1)
16,542
20,908
37,450
Total $
830,467
$
662,773
$
1,493,240

Six months ended June 30, 2022
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
1,097,353
$
788,579
$
1,885,932
Thermal coal
67,291
4,402
71,693
Total

coal revenue
1,164,644
792,981
1,957,625
Other (1)
19,042
3,162
22,204
Total $
1,183,686
$
796,143
$
1,979,829
(1) Other revenue for the Australian segment includes

the amortization of the Stanwell non-market coal

supply contract obligation liability.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

11
4.

Assets Held for Sale
During

the

fourth

quarter

of

2020, the

Company

committed

to

a

plan

to

sell

the

Greenbrier

mining

asset

and
determined that all

of the criteria

to classify assets

and liabilities as

held for sale

were met. The

asset is part

of
our U.S. segment, located

in the State of Virginia

in the United States. The

Greenbrier asset does not

form part
of the Company’s core business strategy and

has been idle since April 1, 2020.
The

Company

remains

committed

to

a

plan

to

sell

the

asset,

however,

on

March

31,

2023,

the

Company
concluded that the timing of

the sale within the next

twelve months is uncertain.

As such, the Greenbrier

mining
asset

has

been

reclassified

as

held

and

used

since

March

31,

2023,

as

it

does

not

meet

the

criteria

for
classification as held for sale.
The Greenbrier

mining asset

remains idle

and the

Company does

not intend

to recommence

operations at

the
mine.

The assets and

liabilities of Greenbrier met

the criteria for

classification as held for

sale as of

December 31, 2022,
therefore the Condensed Consolidated Balance Sheet continues to reflect these assets and liabilities as held for sale as of that date.

5.

Inventories

(in US$ thousands)
June 30,
2023
December 31,
2022
Raw coal $
106,057
$
50,604
Saleable coal
89,355
45,913
Total

coal inventories
195,412
96,517
Supplies inventory
64,484
61,501
To tal inventories $
259,896
$
158,018
Coal inventories measured at its net realizable value

were $
3.5
million and $
5.0

million as at June 30, 2023 and
December 31,

2022, respectively,

and relates

to coal

designated for

deliveries under

the Stanwell

non-market
coal supply agreement.
6.

Property, Plant and

Equipment

(in US$ thousands)
June 30,
2023
December 31,
2022
Land $
27,896
$
27,711
Buildings and improvements
89,989
91,336
Plant, machinery, mining

equipment and transportation vehicles
1,076,809
1,012,844
Mineral rights and reserves
390,394
373,309
Office and computer equipment
9,752
9,488
Mine development
559,010
565,106
Asset retirement obligation asset
75,338
87,877
Construction in process
119,425
82,713
To
tal cost of property,

plant and equipment
2,348,613
2,250,384
Less accumulated depreciation, depletion and amortization
935,120
860,836
Property, plant and

equipment, net
$
1,413,493
$
1,389,548

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

12
7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)
June 30,
2023
December 31,
2022
Wages and employee benefits $
38,976
$
38,687
Taxes

other than income taxes
7,901
5,988
Accrued royalties
104,631
117,131
Accrued freight costs
50,667
44,496
Accrued mining fees
96,185
103,492
Acquisition related accruals
11,470
11,669
Other liabilities
25,181
22,228
Total

accrued expenses and other current liabilities
$
335,011
$
343,691
Acquisition

related

accruals

is

an

accrual

for

the

estimated

remaining

stamp

duty

payable

on

the

Curragh
acquisition of $
11.5

million (A$
17.0

million). Refer to Note 15 “Contingencies” for further

details.
8.

Leases
From time to

time, the Company

enters into mining

services contracts,

which may include

embedded leases

of
mining equipment

and other

contractual agreements

to lease

mining equipment

and facilities.

Based upon

the
Company’s

assessment

of the

terms

of a

specific

lease agreement,

the Company

classifies a

lease

as either
finance or operating.

During the

three months

period ended

June

30, 2023,

the Company

entered

into

a number

of agreements

to
lease mining equipment.

At commencement of

these agreements, the

Company recognized right-of

-use assets
and operating lease liabilities of $
37.6

million.
Information related to the Company’s right-of

use assets and related lease liabilities are as follows:

(US$ thousands)
June 30,
2023
December 31,
2022
Operating leases:
Operating lease right-of-use assets $
51,648
$
17,385
Finance leases:
Property and equipment
360
371
Accumulated depreciation
(239)
(186)
Property and equipment, net
121
185
Current operating lease obligations
16,874
7,593
Operating lease liabilities, less current portion
38,329
15,505
Total

operating lease liabilities
55,203
23,098
Current finance lease obligations
130
127
Finance lease liabilities, less current portion
—
68
Total

Finance lease liabilities
130
195
Current lease obligation
17,004
7,720
Non-current lease obligation
38,329
15,573
Total

Lease liability
$
55,333
$
23,293

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

13

June 30,
2023
December
31, 2022
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
1.01
1.52
Weighted average remaining lease term – operating

leases
3.39
4.11
Weighted Average Discount

Rate
Weighted discount rate – finance lease
7.60%
7.60%
Weighted discount rate – operating lease
9.00%
8.94%
The Company’s operating leases have remaining lease

terms of
1

year to
5

years, some of which include

options
to extend the terms

where the Company deems

it is reasonably certain

the options will be

exercised. Maturities
of lease liabilities as at June 30, 2023, are as follows:

(US$ thousands)
Operating
Lease
Finance
Lease
Year ending

December 31,
2023 $
10,899
$
79
2024
19,295
68
2025
18,508
—
2026
11,597
—
2027
2,924
—
Thereafter
892
—
Total

lease payments
64,115
147
Less imputed interest
(8,912)
(17)
Total

lease liability
$
55,203
$
130
9.

Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at June 30, 2023:

(in US$ thousands)
June 30, 2023 December 31, 2022
Weighted Average
Interest Rate at
June 30, 2023
Final
Maturity
10.75
% Senior Secured Notes $
242,326
$
242,326
12.14
% (2)
2026
ABL Facility
—
—
2024
Discount and debt issuance costs (1)
(8,214)
(9,373)
Total

interest bearing liabilities
$
234,112
$
232,953
(1)
Debt issuance costs incurred on the establishment

of the ABL Facility has been included within

"Other non-current assets" in the
unaudited Condensed Consolidated Balance Sheet.
(2)

Represents the effective interest rate.

Senior Secured Notes
As

of

June

30,

2023,

the

Company’s

aggregate

principal

amount

of

the
10.750
%

Senior

Secured

Notes

due
2026, or the Notes, outstanding was $
242.3

million. The Notes mature on
May 15, 2026

and are senior secured
obligations of the Company.
The

terms

of

the

Notes

are

governed

by

an

indenture,

dated

as

of

May

12,

2021,

or

the

Indenture,

among
Coronado Finance

Pty Ltd,

an Australian

proprietary

company,

as issuer,

Coronado,

as parent

guarantor,

the
other guarantors

party thereto

and Wilmington

Trust,

National Association,

as trustee.

The Indenture

contains
customary

covenants

for

high

yield

bonds,

including,

but

not

limited

to,

limitations

on

investments,

liens,
indebtedness, asset

sales, transactions

with affiliates

and restricted

payments, including

payment of

dividends
on capital stock.

As of June

30, 2023, the

Company was in

compliance with all

applicable covenants under

the
Indenture.

The carrying

value of

debt issuance

costs, recorded

as a

direct deduction

from the

face amount

of the

Notes,
were $
8.2

million and $
9.4

million at June 30, 2023 and December 31, 2022, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

14
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

As at June

30, 2023,
no

amounts were

drawn and
no

letters of credit

were outstanding

under the

ABL Facility.
As at June 30, 2023, the Company was in compliance

with all applicable covenants under the ABL Facility.
The carrying value of debt

issuance costs, recorded as “Other non-current assets” in

the unaudited Consolidated
Balance Sheets, were $
1.5
million and $
2.5

million at June 30, 2023 and December 31, 2022, respectively.
Subsequent to June 30, 2023, the Company satisfied

all conditions precedent under a New ABL

Facility at which
time the New ABL Facility

replaced the existing

ABL Facility.

Refer to Note 16.

Material Transactions

for further
details.

10.

Income Taxes
For

the six

months

ended

June 30,

2023

and

2022,

the

Company

estimated

its

annual

effective

tax

rate

and
applied this effective tax rate to its

year-to-date pretax income at the end

of the interim reporting period. The tax
effects of unusual or

infrequently occurring items,

including effects of changes

in tax laws or

rates and changes
in judgment about the

realizability of deferred

tax assets, are reported

in the interim

period in which they

occur.
The Company’s 2023 estimated

annual effective tax rate

is
21.9
%, which has been favorably

impacted by mine
depletion deductions in

the United States.
The Company had

an income tax expense

of $
56.0

million based on
an income before tax of $
255.2

million for the six months ended June 30, 2023.
Income

tax

expense

of

$
184.0

million

for

the

six

months

ended

June

30,

2022

was

calculated

based

on

an
estimated annual effective tax rate of
24.7
% for the period.
The Company utilizes the

“more likely than not”

standard in recognizing

a tax benefit in

its financial statements.
For the six months ended

June 30, 2023, the

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

Form 10-Q June 30, 2023

15
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
Three months ended June 30, Six months ended June 30,
(in US$ thousands, except per share data) 2023 2022 2023 2022
Numerator:
Net income attributable to Company
stockholders

$
91,311
$
291,995
$
199,171
$
561,893
Denominator (in thousands):

Weighted-average shares of common stock
outstanding
167,645
167,645
167,645
167,645
Effects of dilutive shares
524
168
458
192
Weighted average diluted shares of common
stock outstanding
168,169
167,813
168,103
167,837
Earnings Per Share (US$):
Basic
0.54
1.74
1.19
3.35
Dilutive
0.54
1.74
1.18
3.35
The Company’s common stock is publicly traded on the

ASX in the form of CDIs, convertible at the option of the
holders into shares of the Company’s common stock

on a
10-for-1 basis
.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

16
Financial Instruments Measured on a Recurring Basis
As of

June 30,

2023, there

were
no

financial instruments

required to

be measured

at fair

value on

a recurring
basis.
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
June 30, 2023 and December 31, 2022:
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
cost. As of June 30, 2023,

there were
no

borrowings outstanding under the

ABL Facility.

The estimated
fair value of the Notes as of June 30, 2023 was approximately $
251.7

million based upon quoted market
prices in a market that is not considered active (Level 2).
13.

Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive

Losses consists of foreign currency translation adjustment
of subsidiaries for which the functional currency is different of the Group’s functional currency in U.S.

dollar.

Accumulated other comprehensive losses consisted of

the following at June 30, 2023:

(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2022 $
(91,423)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income before reclassifications

(3,806)
Loss on long-term intra-entity foreign currency transactions
(8,494)
Total

net current-period other comprehensive loss
(12,300)
Balance at June 30, 2023 $
(103,723)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

17
14.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties under these leases

as of June 30, 2023 are as follows:

(in US$ thousands) Amount
Year ending

December 31,
2023 $
3,646
2024
5,346
2025
5,241
2026
5,113
2027
5,087
Thereafter
25,834
Total $
50,267
Mineral leases are not in scope of Accounting Standards Codification,

or ASC, 842 and continue to be
accounted for under the guidance in ASC 932, Extractive

Activities – Mining.
(b)

Other commitments
As of June 30, 2023, purchase commitments for capital expenditures were $
32.5

million, all of which is obligated
within the next twelve months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
13 years
.

In the U.S.,

the Company

typically negotiates

its rail and

coal terminal

access on

an annual

basis.

As of

June
30, 2023, these Australian and U.S.

commitments under take-or-pay

arrangements totaled $
0.9

billion, of which
approximately $
95.0

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
89.5

million and

$
89.1

million as

of June

30, 2023

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
As of June 30, 2023,
no

letter of credit was outstanding and
no

cash collateral was required.
For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds

for

post-mining

reclamation.

The

Company

can

also

use

bank

letters

of

credit

to

collateralize

certain
obligations. As of June 30,

2023, the Company had outstanding

surety bonds of $
40.8

million and letters of

credit
of

$
16.8

million

issued

from

our

available

bank

guarantees,

to

meet

contractual

obligations

under

workers
compensation insurance and to secure other obligations

and commitments.

For the Australian Operations, the Company had bank guarantees outstanding of

$
24.2

million at June 30, 2023,
primarily in respect of certain rail and port arrangements

of the Company.

As at

June 30,

2023, the

Company had

total outstanding

bank guarantees

provided of

$
41.0

million to

secure
obligations and

commitments. Future

regulatory changes

relating to

these obligations

could result

in increased
obligations, additional costs or additional collateral requirements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

18
Stamp duty on Curragh acquisition
On September 27, 2022, the Company received from

the Queensland Revenue Office, or QRO,

an assessment
of the stamp duty

payable on its

acquisition of the Curragh

mine in March

2018. The QRO assessed

the stamp
duty

on

this

acquisition

at

an

amount

of

$
54.5

million

(A$
82.2

million)

plus

unpaid

tax

interest

of

$
8.0

million
(A$
12.1

million).

On

November

23,

2022,

the

Company

filed

an

objection

to

the

assessment

and

is

currently
awaiting the outcome of this objection. The outcome of

this objection remains uncertain.

The Company continues to

maintain its position and

the estimated accrual of

$
28.5

million (A$
43.0

million) stamp
duty payable

on the

Curragh acquisition

based on

legal and

valuation advice

obtained. The

Company made

a
partial payment following

filing of the

objection reducing

the estimated accrual

to $
11.5

million (A$
17.3

million),
which

is

included

within

“Accrued

Expenses

and

Other

Current

Liabilities”

in

its

unaudited

Condensed
Consolidated Balance sheet,

as at June 30, 2023.

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
16. Material Transactions
New asset-based revolving credit facility
On May

8, 2023,

the Company, Coronado Coal

Corporation, a Delaware

corporation and wholly

owned subsidiary
of the Company,

Coronado Finance Pty

Ltd, an Australian

proprietary company

and a wholly

owned subsidiary
of the Company,

or an Australian

Borrower, Coronado

Curragh Pty Ltd,

an Australian proprietary

company and
wholly

owned

subsidiary

of

the

Company,

or

an

Australian

Borrower

and,

together

with

the

other

Australian
Borrower, the Borrowers,

and the other guarantors party

thereto, collectively with the Company,

the Guarantors
and, together

with the

Borrowers, the

Loan Parties,

entered into

a senior

secured asset-based

revolving credit
agreement in

an initial

aggregate amount

of $
150.0

million, or

the New

ABL Facility,

with Global

Loan Agency
Services Australia

Pty Ltd,

as the

Administrative Agent,

Global Loan

Agency Services

Australia Nominees

Pty
Ltd, as the

Collateral Agent,

the Hongkong and

Shanghai Banking

Corporation Limited,

Sydney Branch, as

the
Lender, and DBS Bank

Limited, Australia Branch,

as the

Lender and, together

with the other

Lender, the Lenders.

On August

3, 2023,

the Company

satisfied all

conditions precedent

under the

New ABL

Facility agreement

,

at
which time the New ABL Facility became effective

and replaced the predecessor ABL Facility.

The New

ABL Facility

matures in

August 2026

and provides

for up

to $
150.0

million in

borrowings, including

a
$
100.0

million sublimit for the issuance

of letters of credit and $
70.0

million sublimit as a revolving

credit facility.
Availability under the New

ABL Facility is

limited to an

eligible borrowing base, determined

by applying customary
advance rates to eligible accounts receivable and inventory.
The New

ABL Facility

is guaranteed

by the

Guarantors.

Amounts outstanding

under the

New ABL

Facility are
secured by

(i) first

priority lien

in the

accounts receivable

and other

rights to

payment, inventory,

intercompany
indebtedness, certain general

intangibles and commercial tort

claims, commodities accounts,

deposit accounts,
securities accounts

and other

related assets

and proceeds

and products

of each

of the

foregoing, collectively,
the New ABL

Collateral, and

(ii) a second-priority lien

on substantially all

of the Company’s assets

and the assets
of the

guarantors, other than

the New ABL

Collateral, and (iii)

solely in the

case of the

obligations of the

Australian
Borrower, a featherweight

floating security interest over certain

assets of the Australian Borrower,

in each case,
subject to certain customary exceptions.
Borrowings under the New

ABL Facility bear interest

at a rate per

annum equal to applicable

rate of
2.80
% and
BBSY,

for loans denominated in A$, or SOFR, for loans

denominated in U$, at the Borrower’s election.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2023

19
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
Subject

to

customary

grace

periods

and

notice

requirements,

the

New

ABL

Facility

also

contains

customary
events of default.
Curragh Housing Transaction
On May 8, 2023, the Company entered into an

agreement, the Curragh Housing Agreement, for accommodation
services

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

sheet. Upon

completion,

the
proceeds

of

$
22.9

million

(A$
34.6

million)

received

from

the

transaction

will

be

recorded

as

“Other

Financial
Liabilities” on the

Company’s condensed

consolidated balance sheet.

The term of

the financing arrangement

is
ten years

with an effective interest rate of
12.8
%.

In connection with this transaction, the

Company borrowed an additional amount of $
26.8

million (A$
40.4

million)
which will

be recorded

in “Interest

Bearing Liabilities”

on completion

date. The

term of

the arrangement

is
ten
years with an effective interest rate of
12.8
%.
The Curragh Housing Agreement is subject to conditions

precedent not completed as at June 30, 2023.

In line

with the

Company’s

capital management

strategy,

the above

transactions provide

additional liquidity.

In
addition, the accommodation

services component of the

Curragh Housing Agreement

is anticipated to enhance
the level of service for our employees at our Curragh mine.
17.

Subsequent Events
Ordinary dividends
On August 7, 2023, the Company’s

Board of Directors declared a bi-annual

fully franked fixed ordinary dividend
of $
8.4

million, or
0.5

cents per

CDI. The

Company is

not required

to make

an offer

to purchase

Notes for

this
dividend

due

to

the

available

and

unaccepted

portion

of

the

offer

to

purchase

the

Notes

previously

made

in
connection with special dividends declared on October 30,

2022.
The dividend will have a record date of
August 29, 2023
, Australia time, and be payable on
September 19, 2023
,
Australia time. CDIs will be

quoted “ex” dividend on August

28, 2023, Australia time. The total

ordinary dividend
will be funded from available cash.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

20
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc.

(the

Company)

as

of

June

30,

2023,

the

related

condensed

consolidated

statements

of

operations

and
comprehensive

income

for

the

three

and

six-month

periods

ended

June

30,

2023

and

2022,

the

condensed
consolidated statements of stockholders’ equity

for the three-months periods ended

March 31 and June

30, 2023
and 2022, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023
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
August 7, 2023.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

21
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
●

the extensive forms of taxation

that our mining operations

are subject to, and future

tax regulations and
developments. For example,

the amendments to

the coal

royalty regime implemented

by the Queensland
state Government in

Australia in 2022 introducing

higher tiers to the

coal royalty rates

applicable to our
Australian Operations;
●

concerns about the environmental impacts of coal

combustion and greenhouse gas, or GHG, emissions,
relating

to

mining

activities,

including

possible

impacts

on global

climate

issues,

which

could

result

in
increased

regulation

of

coal

combustion

and

requirements

to

reduce

GHG

emissions

in

many
jurisdictions,

which

could

significantly

affect

demand

for

our

products

or

our

securities

and

reduced
access to capital and insurance;

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

22
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

Form 10-Q June 30, 2023

23
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

31, 2023, filed with

SEC and ASX on

May 8, 2023, for

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

Coronado performed strongly in the

second quarter of 2023 delivering on

a number of milestones that we

believe
have

placed

the

Company

well

for

the

remainder

of

2023.

The

business

delivered

quarter-on-quarter

higher
production,

overburden

and

sales

volumes,

and

continued

to

maintain

a

strong

balance

sheet

with

healthy
liquidity levels.

Coking coal index prices continued to

decline over the second quarter

of 2023. The downward price adjustment
was driven mostly by

weak end user demand

resulting in delayed

restocking of coal inventories,

combined with
higher supply from Australia

due to drier

operating conditions in the

second quarter of 2023.

The global economic
environment and weak steel demand

continues to put pressure

on steel margins with steelmakers

continuing to
lower steel prices and delay raw material procurement. The Australian

Premium Low Volatile Hard Coking

Coal,
or AUS PLV HCC, index price averaged $242.8 per Mt for the three months ended June 30, 2023, $101.1 per Mt
lower, compared to the three months ended March 31, 2023. The

AUS PLV HCC averaged $293.8 per Mt for the
six months ended June 30, 2023, $173.0 per Mt lower,

compared to the six months ended June 30, 2022.
Our results for the six months ended June 30, 2023, were adversely impacted by (1) lower average realized Met price per Mt sold compared to the

six months ended June 30, 2022, (2) significant wet

weather events during the
first quarter

of 2023

at our

Australian Operations

impacting production,

(3) continued

inflationary

pressure,

(4)
additional fleets deployed to recover pre-strip overburden removal, (5)

a train derailment in January 2023 on the
Blackwater line which impacted our sales volume.
For

the

six

months

ended

June

30,

2023,

we

produced

8.2

MMt

and

sold

7.6

MMt

of

coal.

Met

coal

sales
represented 75.3%

of our

total volume

of coal

sold and

90.0% of

total coal

revenues for

the six

months ended
June 30, 2023, compared to 77.8% and 96.3%, respectively,

for the six months ended June 30, 2022.
Coal revenues of $1,455.8 million for

the six months ended June

30, 2023, decreased by 25.6% compared

to the
same period in

2022, driven by

average realized

Met price per

Mt sold,

which was $65.7

per Mt lower

than the
$292.8 average realized

price per Mt sold

for the six months

ended June 30,

2022. Sales volumes

were 0.7 Mt
lower for the

six months ended

June 30, 2023,

compared to the

same period in

2022, largely due

to significant
wet

weather

events

and

equipment

breakdowns,

impacting

production

performance

and

coal

availability,

and

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

24
delays on

production of

required coal

qualities to

meet sales

commitments at

our Australian

Operations during
the second quarter of 2023.

Mining costs for the six months

ended June 30, 2023, were $723.8 million,

or $12.0 per Mt sold higher

compared
to

the

corresponding

period

in

2022,

primarily

driven

by

inflationary

pressures

and

the

impacts

from

lower
production in the first quarter of 2023 deferred

to subsequent quarters following the above

average wet weather
in January and train derailment on the Blackwater line.
Dividends
On

April

5,

2023,

the

Company

settled

its

previously

declared

dividends

of

$8.4

million,

which

were

paid

to
stockholders from available cash.

Liquidity
As of

June 30,

2023, our

net cash

position, comprising

of $434.1

million cash

(excluding

restricted cash)

less
$242.3 million

aggregate principal

amount of

Notes outstanding,

was

$191.8

million.

Coronado

has available
liquidity of $534.1

million as of

June 30, 2023,

consisting of cash

(excluding restricted cash)

and $100.0 million
availability under our ABL facility fully undrawn.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate,

or
TRIFR, at

June 30,

2023 was

2.52,
compared to

a rate

of 3.92

at the

end of

December 31,

2022. At

our

U.S.
Operations,

the

twelve-month

rolling

average

Total

Reportable

Incident

Rate,

or

TRIR, at

June

30,

2023

was
2.05,
compared to a rate of 2.42 at the end of December 31, 2022.

Reportable rates for our Australian and U.S.
Operations are below the relevant industry benchmarks.

Our

Logan

mining

complex

at

our

U.S.

Operations,

which

includes

multiple

underground

and

surface

mines,
achieved one million hours Lost Time Injury,

or LTI, free during the

quarter.
The health

and safety

of our

workforce is

our number

one priority

and Coronado

continues to

advance several
initiatives to improve our safety rates every quarter.
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

as cash and cash equivalents

(excluding restricted cash) less

outstanding aggregate
principal amount of 10.750% senior secured notes due 2026.
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

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

25
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
Three Months Ended June 30, 2023 Compared to Three

Months Ended June 30, 2022
Summary
The financial and operational highlights for the three months ended

June 30, 2023 include:
●

Net

income

of

$91.3

million

for

the

three

months

ended

June

30,

2023,

was

$200.7

million

lower
compared

to

$292.0

million

for

the

three

months

ended

June

30,

2022. This

decrease

was

driven

by
lower revenues due to lower average realized Met coal

price per Mt sold,

partially offset by lower costs.

●

Sales volume totaled

4.0 MMt for

the three months

ended June 30,

2023, compared to

3.9 MMt for the
three months ended June

30, 2022. The higher

sales volumes were mainly

driven by higher production
due to weather conditions more favorable than 2022.

●

Average realized Met price per Mt sold of $219.5 for the three months ended June 30, 2023, was 31.7%
lower compared to

record quarterly average

realized price of

$321.2 per Mt

sold for the

same period in
2022.

The

coking

coal

index

prices

remained

stable

during

the

second

quarter

of

2023,

however,
significantly, lower

than the same period in 2022.
●

Adjusted EBITDA

for the

three months

ended June

30, 2023,

of $161.5

million,

a decrease

of $276.8
million, compared to $438.4 million for

the three months ended June 30, 2022,

largely due to lower coal
sales revenues partially offset by lower operating costs

.
●

As of

June

30, 2023,

the

Company had

total available

liquidity of

$534.1

million, consisting

of $434.1
million cash (excluding restricted cash) and $100.0 million of availability under the ABL Facility.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

26
Three months ended June 30,
2023 2022 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 717,445 $ 1,020,997 $ (303,552) (29.7%)
Other revenues 10,081 11,707 (1,626) (13.9%)
Total

revenues
727,526 1,032,704 (305,178) (29.6%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 380,962 397,463 (16,501) (4.2%)
Depreciation, depletion and amortization 38,880 51,384 (12,504) (24.3%)
Freight expenses 57,443 67,026 (9,583) (14.3%)
Stanwell rebate 29,049 40,532 (11,483) (28.3%)
Other royalties 89,949 79,348 10,601 13.4%
Selling, general, and administrative expenses

9,981 10,376 (395) (3.8%)
Total

costs and expenses
606,264 646,129 (39,865) (6.2%)
Other income (expenses):
Interest expense, net (14,180) (17,482) 3,302 (18.9%)
Increase in provision for discounting and credit
losses (269) (156) (113) 72.4%
Other, net 6,473 25,083 (18,610) (74.2%)
Total

other expenses, net
(7,976) 7,445 (15,421) (207.1%)
Net income before tax 113,286 394,020 (280,734) (71.2%)
Income tax expense (21,975) (102,025) 80,050 (78.5%)
Net income attributable to Coronado Global
Resources, Inc. $ 91,311 $ 291,995 $ (200,684) (68.7%)
Coal Revenues
Coal revenues

were

$717.4

million

for

the

three

months

ended

June

30,

2023,

a

decrease

of

$303.6

million,
compared to

$1,021.0 million

for the

three months

ended June

30, 2022.

The decrease

was largely

a result

of
lower average realized Met

coal price of

$219.5 per Mt sold

for the three

months ended June 30,

2023, compared
to $321.2 per Mt sold for the same period in 2022.

Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total

cost of coal revenues was $381.0 million for the three months ended June 30, 2023, $16.5 million, or 4.2%
lower, compared to $397.5

million for the three months ended June 30, 2022.

Cost of coal revenues for our U.S Operations for

the three months ended June 30, 2023, was $12.9

million lower
compared to the three

months ended June 30,

2022, largely due to

lower sales volume of

0.1 MMt, partially offset
by

inflationary

impact

on

labor

and

supply

costs.

Our

Australian

Operations

contributed

$3.6

million

to

the
decrease in total

cost of

coal revenues

primarily due to

favorable average

foreign exchange

rate on translation
of the

Australian Operations

for the

three months

ended June

30, 2023,

of A$/US$:

0.67 compared

to 0.72

for
the

same

period

in

2022,

and

lower

third

party

purchased

coal,

partially

offset

by

cost

of

additional

fleets

to
advance pre-strip overburden removal.

Depreciation, Depletion and Amortization
Depreciation, depletion and

amortization was $38.9

million for the

three months ended

June 30,

2023,

a decrease
of $12.5

million,

as compared

to $51.4

million

for the

three months

ended

June

30, 2022.

The decrease

was
associated with

assets fully

depreciated, lower depreciation

rates following annual

useful life

review and

favorable
average foreign exchange

rate on translation

of the Australian

Operations, partially offset by

additional equipment
brought into service during the twelve months since June 30,

2022.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

27
Freight Expenses
Freight expenses

relate to

costs associated

with rail

and port

providers, including

take-or-pay commitments

at
our

Australian

Operations,

and

demurrage

costs.

Freight

expenses

totaled

$57.4

million

for the

three

months
ended June 30, 2023, a decrease of

$9.6 million, compared to $67.0 million for the three

months ended June 30,
2022. Our U.S.

Operations’ freight cost contributed $8.1 million

to this decrease, driven by

lower coal sales under
Free on

Board, or

FOB, terms,

compared to

the three

months ended

June 30,

2022, combined

with favorable
foreign exchange rate on translation of our Australian

Operations.

Stanwell Rebate
The Stanwell rebate

was $29.0

million for

the three months

ended June

30, 2023,

a decrease

of $11.5

million,
compared to $40.5 million for the three months ended

June 30, 2022. The decrease was largely driven by lower
realized export

reference coal

pricing for

the prior

twelve-month period

applicable to

three months

ended June
30, 2023,

used to

calculate

the rebate

compared to

the same

period in

2022, and

favorable foreign

exchange
rate on translation of our Australian Operations.

Other Royalties
Other

royalties

were $89.9

million in

the

three

months

ended June

30, 2023,

an

increase

of $10.6

million,

as
compared to

$79.3 million

for the

three months

ended June

30, 2022.

Despite the

decrease in

coal revenues,
Other Royalties

have increased

due to the

adverse impact

of the new

Queensland Government

royalty regime
effective

from July

1, 2022

to our

Australian Operations,

partially offset

by favorable

foreign exchange

rate on
translation of our

Australian Operations.

The new royalty

regime has

resulted in

$29.4 million additional

royalty
costs for the three months ended June 30, 2023, compared

to the same period in 2022.
Interest Expense, net
Interest expense,

net was

$14.2 million

in the

three

months ended

June 30,

2023, a

decrease

of $3.3

million
compared

to $17.5

million

for the

three

months

ended

June 30,

2022.

The decrease

was

due to

lower

Notes
outstanding during the three months ended June 30, 2023,

following redemptions since June 30, 2022.

Income Tax Expense
Income

tax

expense

of

$22.0

million

for

the

three

months

ended

June

30,

2023,

decreased

by

$80.0

million,
compared to a tax expense of $102.0 million for the

three months ended June 30, 2022, driven by

lower income
before tax in the 2023 period.
The income tax expense

for the three months

ended June 30,

2023, is based on

an annual effective

tax rate of
21.9%.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

28
Six months ended June 30, 2023 compared to Six

months ended June 30, 2022
Summary
The financial and operational highlights for the six months

ended June 30, 2023 include:
●

Net income of $199.2 million for the six months ended June

30, 2023, a decrease of $362.7 million, from
$561.9 million

for the

six months

ended June

30, 2022.

The decrease

was a

result of

lower revenues,
higher operating costs partially offset by lower income

tax expense.
●

Sales volume

totaled 7.6

MMt for

the six

months ended

June 30,

2023, or

0.7 MMt

lower than

the six
months

ended

June

30,

2022.

The

lower

sales

volumes

were

primarily

driven

by

the

impact

of

wet
weather

and

equipment

breakdowns

on

production

performance

and

coal

availability,

delay

on
production of required coal

qualities to meet sales

commitments and sales

slippage into next quarter

at
our Australian Operations combined with change in timing

of shipments at our U.S. Operations.
●

Average realized

Met price

per Mt

sold of

$229.1 for

the six

months ended

June 30,

2023 was

21.8%
lower compared to

$292.8 per Mt

sold for the

six months ended

June 30, 2022,

as the Met

coal supply
has readjusted following the impact of the Russia and Ukraine war on the global coal supply chain in the first half of 2022, combined

with improved supply from

Australia and weak demand from

steelmakers in
Asia and Europe.

●

Adjusted EBITDA

of $352.3

million for

the six

months ended

June 30,

2023, was

$497.1 million

lower
compared to $849.3 million for the six months ended

June 30, 2022. This decrease was a result of lower
coal revenues and higher operating costs.
●

As of June 30, 2023,

the Company had net cash

of $191.8 million, consisting

of a closing cash balance
(excluding restricted cash)

of $434.1 million and

$242.3 million aggregate

principal

amount outstanding
of the Notes.

Six months ended June 30,
2023 2022 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 1,455,790 $ 1,957,625 $ (501,835) (25.6%)
Other revenues 37,450 22,204 15,246 68.7%
Total

revenues
1,493,240 1,979,829 (486,589) (24.6%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 761,436 754,963 6,473 0.9%
Depreciation, depletion and amortization 78,303 89,393 (11,090) (12.4%)
Freight expenses 120,796 126,290 (5,494) (4.4%)
Stanwell rebate 68,257 69,585 (1,328) (1.9%)
Other royalties 175,906 162,380 13,526 8.3%
Selling, general, and administrative expenses

17,755 18,252 (497) (2.7%)
Total

costs and expenses
1,222,453 1,220,863 1,590 0.1%
Other income (expenses):
Interest expense, net (28,845) (34,814) 5,969 (17.1%)
Decrease (increase) in provision for discounting
and credit losses 3,719 (584) 4,303 (736.8%)
Other, net 9,515 22,293 (12,778) (57.3%)
Total

other income (expenses), net
(15,611) (13,105) (2,506) 19.1%
Net income (loss) before tax 255,176 745,861 (490,685) (65.8%)
Income tax (expense) benefit (56,005) (183,968) 127,963 (69.6%)
Net income (loss) 199,171 561,893 (362,722) (64.6%)
Net income (loss) attributable to Coronado Global
Resources, Inc. $ 199,171 $ 561,893 $ (362,722) (64.6%)

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

29
Coal Revenues
Coal

revenues

were

$1,455.8

million

for

the

six

months

ended

June

30,

2023,

a

decrease

of

$501.8

million,
compared to $1,957.6 million for the six months

ended June 30, 2022. The

decrease was driven by unfavorable
market conditions and

lower coal

indices, which resulted

in lower

average realized Met

price per Mt

sold of

$229.1
compared

to

$292.8

per

Mt

sold

combined

with

lower

sales

volume

of

7.6

million,

a

decrease

of

0.7

million,
compared to the same period in 2022.

Other Revenues
Other

revenues

were

$37.5

million

for

the

six

months

ended

June

30,

2023,

an

increase

of

$15.3

million,
compared

to

$22.2

million

for

the

six

months

ended

June

30,

2022.

This

increase

was

primarily

driven

by

a
termination fee revenue from a coal sales contract cancelled at our U.S. Operations.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Total

cost

of

coal

revenues

was

$761.4

million

for

the

six

months

ended

June

30,

2023,

a

decrease

of

$6.5
million, compared to $755.0 million for the six months

ended June 30, 2022.

Cost of

coal revenues

for our

Australian Operations

in the

six months

ended June

30, 2023,

were $8.4

million
higher compared to the

same period in

2022, driven by the

continued impact of inflation

on labor, contractor costs
and

other

supply

costs.

Higher

costs

were

partially

offset

by

the

impact

of

building

inventory

resulting

from
saleable production exceeding sales volume in the 2023 period and favorable average foreign exchange rate on translation of

the Australian

Operations for

the six months

ended June 30,

2023, of

A$/US$: 0.68

compared to
0.72 for the same

period in 2022.

Cost of coal

revenues for our

U.S. Operations were

$1.9 million lower

for the
six months ended June 30, 2023, compared to the same

period in 2022.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization was

$78.3 million for the six months

ended June 30, 2023, a decrease
of

$11.1

million,

as

compared

to

$89.4

million

for

the

six

months

ended

June

30,

2022.

The

decrease

was
associated with

assets fully

depreciated, lower depreciation

rates following annual

useful life

review and

favorable
average foreign exchange

rate on translation

of the Australian

Operations, partially offset by

additional equipment
brought into service during the twelve months since June 30,

2022.
Freight Expenses
Freight

expenses

totaled

$120.8

million

for

the

six

months

ended

June

30,

2023,

a

decrease

of

$5.5

million,
compared to $126.2 million for the six months ended June 30, 2022. Our Australian Operations contributed $7.5 million

to

this

decrease

due

to

lower

coal

sales

and

the

benefits

of

lower

average

foreign

exchange

rate

on
translation

of

the

Australian

Operations,

partially

offset

by

higher

freight

costs

at

our

U.S.

Operations

due

to
higher coal sales on FOB terms compared to the six

months ended June 30, 2022.

Stanwell Rebate
The Stanwell

rebate was

$68.3 million

for the

six months

ended June

30, 2023,

a decrease

of $1.3

million, as
compared to $69.6 million for the six months ended June 30, 2022. The decrease was due to lower export sales
volume and favorable average

foreign exchange rate on

translation of the Australian

Operations,

partially offset
by higher

realized export

reference coal

pricing for

the prior

twelve-month

period applicable

to the

six months
ended June 30, 2023, used to calculate the rebate compared

to the same period in 2022.
Other Royalties
Other

royalties

were

$175.9

million

for

the six

months

ended

June

30,

2023,

an

increase

of

$13.5

million,

as
compared to

$162.4 million

for the

six months

ended June

30, 2022.

Royalties have

increased compared

to a
significant decline in coal revenues due to the adverse impact of the new royalty regime effective since from July
1, 2022 to our Australian Operations,

partially offset by lower sales volumes and favorable foreign exchange rate on translation

of our

Australian Operations.

The new

royalty regime

resulted

in $58.7

million additional

royalty
costs for the six months ended June 30, 2023 compared

to the same period in 2022.
Decrease (increase) in Provision for Discounting and

Credit Losses
Decrease in provision for discounting and

credit losses of $3.7 million in the

six months ended June 30, 2023,

a
favorable movement

of $4.3 million

compared to

increase in

provision for

discounting and

credit losses

of $0.5

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

30
million for the

six months ended

June 30, 2022.

The lower provision

was primarily driven

by timely collection

of
certain overdue trade receivables at December 31, 2022 during the six months ended June 30, 2023.
Other, net
Other, net was $9.5 million

in the six months ended June 30, 2023, a decrease

of $12.8 million compared to the
net gain

of

$22.3

million

for

the six

months

ended

June

30,

2022.

The

decrease

was

driven

by

lower

foreign
exchange

gains

on

translation

of

short-term

inter-entity

balances

in

certain

entities

within

the

group

that

are
denominated in currencies other than their respective

functional currencies.

Income Tax Expense
Income

tax

expense

of

$56.0

million

for

the

six

months

ended

June

30,

2023

decreased

by

$128.0

million,
compared to

$184.0 million

tax expense

for the

six months

ended June

30, 2022,

primarily driven

by lower

net
income before tax in the 2023 period.

The income

tax expense

for the

six

months

ended

June

30, 2023

is based

on

an annual

effective

tax rate

of
21.9%.

Supplemental Segment Financial Data
Three months ended June 30, 2023 compared to three months

ended June 30, 2022
Australia
Three months ended June 30,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 2.5 2.3 0.2 6.1%
Total

revenues ($)
431,806 578,388 (146,582) (25.3)%
Coal revenues ($) 423,121 568,346 (145,225) (25.6)%
Average realized price per Mt sold ($/Mt) 171.5 244.4 (72.9) (29.8)%
Met sales volume (MMt) 1.7 1.5 0.2 11.8%
Met coal revenues ($) 403,861 543,345 (139,484) (25.7)%
Average realized Met price per Mt sold ($/Mt) 237.7 357.4 (119.7) (33.5)%
Mining costs ($) 225,757 205,272 20,485 10.0%
Mining cost per Mt sold ($/Mt) 92.6 94.1 (1.5) (1.6)%
Operating costs ($) 376,380 381,907 (5,527) (1.4)%
Operating costs per Mt sold ($/Mt) 152.6 164.2 (11.6) (7.1)%
Segment Adjusted EBITDA ($)

54,700 196,315 (141,615) (72.1)%
Coal revenues for our

Australian Operations,

for the three months

ended June 30, 2023,

were $423.1 million,

a
decrease of

$145.2 million

,

or 25.6%,

compared to

$568.3 million

for the

three months

ended June

30, 2022.
This decrease

was driven

by lower

average realized

Met coal price

per Mt

sold of

$237.7 for

the three

months
ended

June

30,

2023,

compared

to

$357.4

per

Mt

sold

for

the

same

period

in

2022

as

Met

coal

price

index
continues to

rebalance from

record highs

achieved in

the first

half of

2022 and

global supply

chain disruptions
stabilized readjusting coal

markets. The lower realized

pricing was partially offset

by higher sales volume

of 0.2
MMt due to improved production performance as a result of favorable weather conditions compared to the same period in 2022.

Operating costs

were $376.4

million, a

decrease of

$5.5 million

or 1.4%,

for the

three months

ended June

30,
2023, compared to

$381.9 million

for the three

months ended June

30, 2022. The

decrease was

largely driven
by

lower

Stanwell

rebate,

lower

third-party

coal

purchases

due

to

higher

production,

and

favorable

average
foreign exchange on translation of the Australian Operations. This decrease was partially offset by higher mining costs and higher royalties as

a result of the new royalty

regime introduced by the Queensland

government from
July

1,

2022.

Mining

costs

were

$20.5

million,

or

10.0%,

higher

for

the

three

months

ended

June

30,

2023,
compared

to

the

same

period

in

2022,

largely

driven

by

greater

pre-strip

activity

and

continued

inflationary
pressures

on contractor

and supply

costs.

Mining and

Operating cost

per Mt

sold for

the three

months ended
June 30, 2023 decreased by

$1.5 and $11.6 to $92.6 and $152.6 per Mt

sold, respectively, which benefitted from
higher sales volume in the 2023 period.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

31
Segment

Adjusted

EBITDA

of $54.7

million for

the three

months

ended June

30,

2023, decreased

by $141.6
million

compared

to

$196.3

million

for

the

three

months

ended

June

30,

2022,

largely

driven

by

lower

coal
revenues.
United States
Three months ended June 30,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 1.5 1.6 (0.1) (6.9)%
Total

revenues ($)
295,720 454,316 (158,596) (34.9)%
Coal revenues ($) 294,324 452,651 (158,327) (35.0)%
Average realized price per Mt sold ($/Mt) 196.4 283.4 (87.0) (30.7)%
Met sales volume (MMt) 1.3 1.6 (0.3) (17.3)%
Met coal revenues ($) 257,292 450,858 (193,566) (42.9)%
Average realized Met price per Mt sold ($/Mt) 196.0 286.2 (90.2) (31.5)%
Mining costs ($) 133,878 148,922 (15,044) (10.1)%
Mining cost per Mt sold ($/Mt) 93.9 96.9 (3.0) (3.1)%
Operating costs ($) 181,023 202,462 (21,439) (10.6)%
Operating costs per Mt sold ($/Mt) 120.8 126.7 (5.9) (4.7)%
Segment Adjusted EBITDA ($)

116,487 252,394 (135,907) (53.8)%
Coal revenues decreased by $158.3 million,

or 35%, to $294.3 million

for the three months ended

June 30, 2023,
compared

to

$452.7

million

for

the

three

months

ended

June

30,

2022.

This

decrease

was

a

result

of

lower
average realized

Met price per

Mt sold

for the

three months

ended June

30, 2023, of

$196.0 per

Mt sold

compared
to $286.2 per Mt sold for the same period in 2022,

due to lower volatility in the coal market resulting in lower but
stable

coal

price

indices.

Coal

revenues

were

also

impacted

by

lower

sales

volume

of

0.1

MMt

due

to

sales
deferred into the next quarter.
Operating costs

decreased

by $21.4

million, or

10.6%,

to $181.0

million for

the three

months ended

June 30,
2023, compared

to operating

costs of

$202.5 million

for the

three months

ended June

30, 2022.

The decrease
was largely driven by lower mining

costs, from building inventory as saleable production exceeded sales volume,
and lower

freight expense

from lower

sales on

FOB terms.

This decrease

was partially

offset by

the continued
impact of inflation on supplies and labor costs.

Segment Adjusted

EBITDA of

$116.5

million for

the three

months ended

June 30,

2023, decreased

by $135.9
million compared to $252.4 million for the three

months ended June 30, 2022, primarily

driven by lower average
realized Met price per Mt sold,

partially offset by lower operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended June 30,
2023 2022 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 9,981 $ 10,376 $ (395) (3.8)%
Other, net (320) (27) (293) n/m
Total

Corporate and Other Adjusted EBITDA

$ 9,661 $ 10,349 $ (688) (6.6)%
n/m – Not meaningful for comparison.

Corporate

and

other

costs

of $9.6

million

for the

three

months

ended June

30,

2023, were

$0.7

million

lower
compared to $10.3 million for the three months ended

June 30, 2022, due to timing of certain corporate costs.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

32
Mining and operating costs for

the three months ended June

30, 2023 compared to three

months ended
June 30, 2022
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended June 30, 2023
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 392,603 $ 203,426 $ 10,235 $ 606,264
Less: Selling, general and administrative
expense — — (9,981) (9,981)
Less: Depreciation, depletion and amortization (16,223) (22,403) (254) (38,880)
Total

operating costs
376,380 181,023 — 557,403
Less: Other royalties (77,725) (12,224) — (89,949)
Less: Stanwell rebate (29,049) — — (29,049)
Less: Freight expenses (37,216) (20,227) — (57,443)
Less: Other non-mining costs (6,633) (14,694) — (21,327)
Total mining costs 225,757 133,878 — 359,635
Sales Volume excluding non-produced

coal
(MMt) 2.4 1.4 — 3.9
Mining cost per Mt sold ($/Mt) 92.6 93.9 — 93.1
Three months ended June 30, 2022
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 410,520 $ 224,942 $ 10,667 $ 646,129
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

2023

compared

to

three
months ended June 30, 2022
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended June 30,
2023 2022 Change %
(in US$ thousands)
Met sales volume (MMt) 3.0 3.1 (0.1) (3.1)%
Met coal revenues ($) 661,153 994,203 (333,050) (33.5)%
Average realized Met price per Mt sold ($/Mt) 219.5 321.2 (101.7) (31.7)%

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

33
Six months ended June 30, 2023 compared to Six

months ended June 30, 2022
Australia
Six months ended June 30,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 4.7 5.1 (0.4) (9.0)%
Total

revenues ($)
830,467 1,183,686 (353,219) (29.8)%
Coal revenues ($) 813,925 1,164,644 (350,719) (30.1)%
Average realized price per Mt sold ($/Mt) 175.0 227.9 (52.9) (23.2)%
Met sales volume (MMt) 3.2 3.3 (0.1) (2.8)%
Met coal revenues ($) 776,380 1,097,353 (320,973) (29.2)%
Average realized Met price per Mt sold ($/Mt) 239.7 329.4 (89.7) (27.2)%
Mining costs ($) 461,814 407,291 54,523 13.4%
Mining cost per Mt sold ($/Mt) 100.1 84.1 16.0 19.1%
Operating costs ($) 761,607 747,616 13,991 1.9%
Operating costs per Mt sold ($/Mt) 163.7 146.3 17.4 11.9%
Segment Adjusted EBITDA ($)

67,933 435,284 (367,351) (84.4)%
Coal

revenues

for

our

Australian

Operations

for

the

six

months

ended

June

30,

2023

were

$813.9

million,

a
decrease of $350.7 million, or

30.1%, compared to $1,164.6 million

for the six months ended

June 30, 2022. This
decrease was driven by lower average realized

Met price per Mt sold of

$239.7, $89.7 lower compared to $329.4
per Mt

sold for

the six

months ended

June 30,

2022,

due to

decline in

coal indices

as supply

chain within

the
steel markets readjusted following

the Russia-Ukraine war as well

as overall weak demand from

steelmakers in
Asia and

Europe. Coal

revenues were

further impacted

by significant

wet weather

events and

their associated
recovery time

on production

performance resulting

in lower

sales volumes

of 4.7

MMt, 0.4

MMt lower

than the
six months ended June 30, 2022.

Operating costs increased

by $14.0 million,

or 1.9%, for

the six months

ended June 30,

2023, compared

to the
six months

ended June

30, 2022,

primarily driven

by higher

mining costs

and royalties

expense.

Mining costs
were $54.5

million higher

for the

six months

ended June

30, 2023,

due to

the continued

impact of

inflation on
contractor

and

supply

costs,

significant

overburden

removal

improving

coal

availability

for

the

second

half

of
2023.

Royalty

costs

were

higher

as

a

result

of

the

impact

of

the

amended

royalty

regime

introduced

by

the
Queensland

Government

applicable

from

July

1,

2022.

This

increase

was

partially

offset

by

lower

third-party
purchase coal

transactions,

favorable average

foreign exchange

on translation

of our

Australian Operations

to
U$ and lower Stanwell rebate and freight expenses. Increase costs combined with lower sales volumes resulted in higher Mining and Operating costs per Mt sold of $16.0 and $17.4, respectively, compared to the same period in 2022.

For the six months ended

June 30, 2023, Adjusted EBITDA of

$67.9 million, were $367.4 million lower compared
to $435.3 million for the six months

ended June 30, 2022.

This decrease was a result of lower

coal revenues

and
higher operating costs.

United States
Six months ended June 30,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 3.0 3.2 (0.2) (6.3)%
Total

revenues ($)
662,773 796,143 (133,370) (16.8)%
Coal revenues ($) 641,865 792,981 (151,116) (19.1)%
Average realized price per Mt sold ($/Mt) 215.6 250.5 (34.9) (13.9)%
Met sales volume (MMt) 2.5 3.1 (0.6) (19.7)%
Met coal revenues ($) 540,314 788,579 (248,265) (31.5)%
Average realized Met price per Mt sold ($/Mt) 215.5 253.5 (38.0) (15.0)%
Mining costs ($) 261,997 264,183 (2,186) (0.8)%
Mining cost per Mt sold ($/Mt) 92.4 86.9 5.5 6.3%
Operating costs ($) 364,788 365,602 (814) (0.2)%
Operating costs per Mt sold ($/Mt) 122.6 115.5 7.1 6.1%
Segment Adjusted EBITDA ($)

301,529 432,294 (130,765) (30.2)%

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

34
Coal revenues decreased by $151.1 million, or 19.1%, to $641.9 million for the six months ended June 30, 2023,
as compared to $793.0

million for the six

months ended June 30,

2022. This decrease was

mainly due to lower
average realized

Met price

per Mt sold

for the six

months ended

June 30,

2023 of

$215.5 compared

to $253.5
per Mt sold for the same period in 2022, product mix and lower sales volume,

driven by adverse weather events
and unplanned maintenance which impacted production

in the 2023 period.

Operating costs of $364.8 million remained consistent compared to

$365.6 million for the six months ended

June
30,

2022.

Mining

costs

of

$262.0

million

for

the

six

months

ended

June

30,

2023

were

$2.2

million

lower
compared

to

the

2022

period,

driven

by

inventory

build

as

a

result

of

production

outweighing

sales

volume,
partially offset by continued

inflationary impact on labor

and supply costs. Mining

and Operating costs per

Mt sold
decreased by $5.5 and $7.1, respectively,

due to lower sales volume in the six months ended June

30, 2023.
Adjusted EBITDA

of $301.5

million decreased

by $130.8

million, or

30.2%, for

the six

months ended

June 30,
2023 compared to $432.3 million for the six months ended June 30, 2022. This decrease was primarily driven by
lower coal revenues.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Six months ended June 30,
2023 2022 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 17,755 $ 18,252 $ (497) (2.7)%
Other, net (569) (21) (548) n/m
Total

Corporate and Other Adjusted EBITDA

$ 17,186 $ 18,231 $ (1,045) (5.7)%
n/m – Not meaningful for comparison.
Corporate

and

other

costs

of

$17.2

million

for

the

six

months

ended

June

30,

2023,

were

$1.0

million

lower
compared to $18.2 million for the six months ended June

30, 2022, due to timing of certain corporate costs.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

35
Mining and operating costs for

the Six months ended June 30,

2023 compared to Six months ended

June
30, 2022
A reconciliation of

segment costs and

expenses, segment

operating costs, and

segment mining costs

is shown
below:
Six months ended June 30, 2023
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 796,470 $ 407,690 $ 18,293 $ 1,222,453
Less: Selling, general and administrative
expense — — (17,755) (17,755)
Less: Depreciation, depletion and amortization (34,863) (42,902) (538) (78,303)
Total operating costs 761,607 364,788 — 1,126,395
Less: Other royalties (150,718) (25,188) — (175,906)
Less: Stanwell rebate (68,257) — — (68,257)
Less: Freight expenses (71,035) (49,761) — (120,796)
Less: Other non-mining costs (9,783) (27,842) — (37,625)
Total mining costs 461,814 261,997 — 723,811
Sales Volume excluding non-produced

coal
(MMt) 4.6 2.8 — 7.4
Mining cost per Mt sold ($/Mt) 100.1 92.4 — 97.2
Six months ended June 30, 2022
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 794,901 $ 407,125 $ 18,837 $ 1,220,863
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

2023 compared to Six months
ended June 30, 2022
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Six months ended June 30,
2023 2022 Change %
(in US$ thousands)
Met sales volume (MMt) 5.7 6.4 (0.7) (10.9)%
Met coal revenues ($) 1,316,694 1,885,932 (569,238) (30.2)%
Average realized Met price per Mt sold ($/Mt) 229.1 292.8 (63.7) (21.8)%

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

36
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended June 30, Six months ended June 30,
(in US$ thousands) 2023 2022 2023 2022
Reconciliation to Adjusted EBITDA:
Net income
$
91,311
$
291,995
$
199,171
$
561,893
Add: Depreciation, depletion and amortization 38,880 51,384 78,303 89,393
Add: Interest expense (net of interest income)

14,180 17,482 28,845 34,814
Add: Other foreign exchange gains (6,414) (25,138) (9,405) (23,147)
Add: Income tax expense 21,975 102,025 56,005 183,968
Add: Losses on idled assets 1,325 456 3,076 1,842
Add: Increase (decrease) in provision for
discounting and credit losses 269 156 (3,719) 584
Adjusted EBITDA

$
161,526
$
438,360
$
352,276
$
849,347
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

capital

expenditure,

debt

service

obligations,

business

or assets

acquisitions

and

payment

of
dividends. Based on our

outlook for the next

twelve months, which is subject

to continued changing demand from
our

customers,

volatility

in

coal

prices,

ongoing

interruptions

and

uncertainties

surrounding

China’s

import
restrictions, such as trade

barriers imposed by China

on Australian sourced coal

and the uncertainty of

impacts
from the

Russia and Ukraine

war on

the global

supply chain,

we believe

expected cash generated

from operations
together with

available borrowing

facilities and

other strategic

and financial

initiatives, will

be sufficient

to meet
the needs of our existing

operations, capital expenditure,

service our debt obligations

and, if declared, payment
of dividends.
Our ability to generate

sufficient cash depends

on our future performance

which may be subject

to a number of
factors

beyond

our

control,

including

general

economic,

financial

and

competitive

conditions

and

other

risks
described in this document

,

and Part I, Item

1A. “Risk Factors”

of our Annual

Report on Form

10-K for the year
ended December 31,

2022, filed

with the SEC

and ASX on

February 21, 2023

, and Part

II, Item

1A. “Risk Factors”
of our Quarterly Report

on Form 10-Q for the

quarterly period ended March 31,

2023, filed with the

SEC and ASX
on May 8, 2023.
Liquidity as of June 30, 2023 and December 31, 2022

was as follows:
(in US$ thousands) June 30, 2023
December 31,
2022
Cash, excluding restricted cash

$ 434,078 $ 334,378
Availability under ABL Facility
(1)
100,000 100,000
Total

$ 534,078 $ 434,378
(1)
The ABL

Facility contains

a springing

fixed charge

coverage ratio

of not

less than

1.00 to

1.00, which

ratio is

tested if
availability under

the ABL facility

is less than

$17.5 million

for five consecutive

business days

or less than

$15.0 million on
any business day.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

37
Our total indebtedness as of June 30, 2023 and December

31, 2022 consisted of the following:
(in US$ thousands) June 30, 2023
December 31,
2022
Current installments of interest bearing liabilities $ 242,326 $ 242,326
Current installments of other financial liabilities and finance lease obligations
4,013 4,585
Other financial liabilities and finance lease obligations, excluding current installments 7,031 8,336
Total

$ 253,370 $ 255,247
Liquidity
As of June

30, 2023, available

liquidity was

$534.1 million, comprised

of cash

and cash

equivalents (excluding
restricted cash) of $434.1 million and $100.0 million of

available borrowings under our ABL Facility.

As

of

December

31,

2022,

available

liquidity

was

$434.4

million,

comprised

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
As of June 30, 2023,

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
As of June 30, 2023, we were in compliance with all

applicable

covenants under the Indenture.
ABL Facility
The ABL

Facility,

dated May

12, 2021,

is for

an aggregate

multi-currency

lender commitment

of up

to $100.0
million, including $30.0 million sublimit for the issuance of letters of credit and $5.0 million for swingline loans, at
any

time

outstanding,

subject

to

borrowing

base

availability.

The

ABL

Facility

will

mature

on

May

12,

2024.
Borrowings under the ABL

Facility bear interest at

a rate equal to

a BBSY rate plus

an applicable margin.

As of
June 30, 2023, no amounts were drawn and no letters

of credit were outstanding under the ABL Facility.

As of June 30, 2023, we were in compliance with applicable

covenants under the ABL Facility.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

38
Refinance update
On May 8, 2023, we

entered into the New

ABL Facility which will

provide for up to $150.0

million in borrowings,
including a $100.0

million sublimit for

the issuance of

letters of credit

and $70.0 million

sublimit for revolving

credit
facility.

Availability under

the New

ABL Facility

is limited

to an

eligible borrowing

base, determined

by applying
customary advance rates to eligible accounts receivable and

inventory. The New

ABL Facility matures in 2026.

On August 3, 2023, all

the conditions precedent under

the New ABL Facility agreement

were satisfied, at which
time the New ABL Facility became effective and

the ABL Facility was terminated in accordance with

its terms.

Bank Guarantees and Surety Bonds
We

are

required

to

provide

financial

assurances

and

securities

to

satisfy

contractual

and

other

requirements
generated in the

normal course of

business. Some of

these assurances are provided

to comply with

state or other
government agencies’ statutes and regulations.

As required by certain agreements,

we had cash collateral in the form

of deposits in the amount of $89.5

million
and $89.1 million as of June

30, 2023, and December 31, 2022, respectively, to provide back-to-back support for bank guarantees,

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

outstanding letters

of credit

after the

expiration or

termination date

of such

letter of

credit. As

of June
30, 2023, no letter of credit was outstanding and no cash

collateral was required.
For the U.S. Operations

in order to provide

the required financial

assurance, we generally

use surety bonds

for
post-mining reclamation. We can also use bank letters

of credit to collateralize certain obligations. As

of June 30,
2023,

we

had

outstanding

surety

bonds

of

$40.8

million

and

letters

of

credit

of

$16.8

million

issued

from

our
available bank guarantees, to

meet contractual obligations under

workers compensation insurance and to

secure
other obligations and commitments.

For the

Australian Operations, we

had bank

guarantees outstanding of

$24.2 million as

at June

30, 2023,

primarily
in respect of certain rail and port arrangements of the Company.

As at June

30, 2023,

we had total

outstanding bank

guarantees provided

of $41.0

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
On August 7, 2023, the Company’s

Board of Directors declared a bi-annual

fully franked fixed ordinary dividend
of $8.4 million,

or 0.5 cents per CDI.
The dividend will have a record date of August

29, 2023, Australia time, and be payable on September 19, 2023,
Australia

time.

CDIs

will

be

quoted

“ex”

dividend

on

September

28,

2023,

Australia

time.

The

total

ordinary
dividend will be funded from available cash.
Capital Requirements
Our main uses of cash have historically been the funding

of our operations, working capital, capital expenditure,
the payment of

interest and dividends.

We intend

to use cash

to fund debt

service payments

on our Notes,

the
New ABL Facility and our

other indebtedness, to fund

operating activities, working capital,

capital expenditures,
partial redemption of the Notes, business or assets acquisitions and, if declared, payment of dividends.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

39
Historical Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and

2022, as reported in
the accompanying consolidated financial statements:
Cash Flow
Six months ended June 30,
(in US$ thousands) 2023 2022
Net cash provided by operating activities $ 223,874 $ 518,292
Net cash used in investing activities (105,074) (93,520)
Net cash used in financing activities (9,933) (355,591)
Net change in cash and cash equivalents

108,867 69,181
Effect of exchange rate changes on cash and restricted

cash

(9,166) (21,228)
Cash and restricted cash at beginning of period

334,629 437,931
Cash and restricted cash at end of period

$ 434,330 $ 485,884
Operating activities
Net cash provided by operating activities was $223.9 million for the six months ended June 30, 2023, compared
to $518.3

million for

the six

months ended

June 30,

2022. The

decrease in

cash from

operating activities

was
driven by the lower revenue and higher operating costs.
Investing activities
Net cash

used in

investing activities

was $105.1

million
for the

six months

ended June

30, 2023,

compared to
$93.5 million

for the

six months

ended June

30, 2022.

Cash spent

on capital

expenditures

for the

six

months
ended June 30,

2023 was

$104.8 million, of

which $27.4 million

related to the

Australian Operations

and $77.4
million related to the U.S. Operations.

Financing activities
Net cash used in financing activities was $9.9

million
for the six months ended June 30, 2023, compared to cash
used

in

financing

activities

of

$355.6

million

for

the

six

months

ended

June

30,

2022.

The

net

cash

used

in
financing activities

for the six

months ended June

30, 2023 largely

related to dividends

payment of $8.4

million
and repayment of borrowings and other financial liabilities

of $1.5 million.
Included in net cash used in

financing activities for the six

months ended June 30, 2022,

were dividends paid of
$348.4 million and repayment of borrowings and other

financial liabilities of $7.1 million.
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

Form 10-Q June 30, 2023

40
Newly Adopted Accounting Standards and Accounting

Standards Not Yet Implemented
See

Note

2.

(a)

“Newly

Adopted

Accounting

Standards”

to

our

unaudited

condensed

consolidated

financial
statements

for

a

discussion

of

newly

adopted

accounting

standards.

As

of

June

30,

2023,

there

were

no
accounting standards not yet implemented.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

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

As of June 30,

2023, we had $13

.7
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

Form 10-Q June 30, 2023

42
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

2023, we had $253.4

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

$26.0 million and $51.7
million for the three and six months ended June 30, 2023, respectively

.
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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of

June 30,

2023, we

had financial

assets of

$823.4 million,

comprising

of cash

and restricted

cash,

trade
receivables and

restricted deposits,

which are

exposed to

counterparty credit

risk. These

financial assets

have
been assessed under ASC

326,
Financial Instruments – Credit Losses
, and a provision

for discounting and credit
losses of $1.4 million was recorded as of June 30, 2023

.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

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

Form 10-Q June 30, 2023

44
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal

and regulatory proceedings. For a description of

our significant legal proceedings
refer

to

Note 15. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I,

Item 1. “Financial

Statements”

of

this

Quarterly

Report,

which

information

is

incorporated

by

reference
herein.
ITEM 1A.

RISK FACTORS
There were no material changes

to the risk factors previously

disclosed in Part I, Item

1A, “Risk Factors”, of our
Annual Report on

Form 10-K for

the year ended

December 31,

2022, filed with

the SEC

and ASX on

February
21, 2023 and

Part II, Item

1A, “Risk Factors”, of

our Quarterly Report on

Form 10-Q for

the quarterly period ended
March 31, 2023, filed with the SEC and ASX on May 8, 2023.
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
ITEM 5.

OTHER INFORMATION
During the

quarter ended

June 30,

2023, no

director or

officer (as

defined in

Rule 16a-1(f)

promulgated under
the Exchange

Act)

of the

Company
adopted

or
terminated

a “Rule

10b5-1

trading arrangement”

or “
non-Rule
10b51
- trading
arrangement
” (as each term is defined in Item 408 of Regulation S-K).

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

45
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
10.1
Syndicated Facility Agreement, dated as of May 8, 2023, among Coronado Global Resources
Inc., as guarantor, Coronado Finance Pty Ltd, as Australian borrower, Coronado Curragh Pty
Ltd, as Australian borrower, the subsidiaries of Coronado Global Resources Inc. named therein, as additional guarantors, Global Loan Agency Services Australia Pty Ltd, as administrative agent, Global Loan Agency Services Australia Nominees Pty Ltd, as collateral agent, The
Hongkong and Shanghai Banking Corporation Limited, Sydney branch, as a lender, and DBS
Bank Limited, Australian branch, as a lender (filed as Exhibit 10.1 to the Company’s Current
Report on Form 8-K (File No. 000-56044) filed on May 8, 2023 and incorporated herein by reference)*
10.2
Second Amendment to Syndicated Facility Agreement, dated as of July 1, 2023, among
Citibank, N.A., as administrative agent, Coronado Coal Corporation, as U.S. Borrower,
Coronado Finance Pty Ltd, as Australian Borrower, and the other Loan Parties, Administrative
Agent and the lenders named therein (filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K (File No. 000-56044) filed on July 6, 2023 and incorporated herein by reference)
10.3
Employment Agreement, dated as of May 25, 2023, between Coronado Global Resources Inc.
and Garold Spindler (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File
No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.4
Appointment Letter Agreement, dated as of May 25, 2023, between Coronado Global Resources
Inc. and William (Bill) Koeck (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-
K (File No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.5
Appointment Agreement, dated as of May 25, 2023, between Coronado Global Resources Inc.
and Douglas G. Thompson (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K
(File No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.6
Coronado Global Resources Inc. 2018 Equity Incentive Plan (incorporated by reference to
Appendix A to the Proxy Statement)
10.7
Coronado Global Resources Inc. Employee Stock Purchase Plan (incorporated by reference to
Appendix B to the Proxy Statement)
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

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

46
___________________________
* Certain schedules

and exhibits to

this agreement have

been omitted pursuant

to Item 601(a)(5)

of Regulation
S-K. A copy of any omitted

schedule and/or exhibit will be furnished to

the Securities and Exchange Commission
upon request.

Coronado Global Resources Inc.

Form 10-Q June 30, 2023

47
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: August 7, 2023