Form 10-Q
period 2023-09-30
Coronado Global Resources Inc.
filed 2023-11-08
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
September 30, 2023
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
Quarterly Report on Form 10-Q for the quarterly period

ended September 30, 2023.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2023 and December
31, 2022

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and nine months ended September 30, 2023 and 2022
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022
6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022
8
Notes to Unaudited Condensed Consolidated Financial Statements
9
Report of Independent Registered Public Accounting Firm
23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
24
Item 3. Quantitative and Qualitative Disclosures About Market Risk
45
Item 4. Controls and Procedures
47
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
48
Item 1A. Risk Factors
48
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of
Equity Securities
49
Item 3. Defaults Upon Senior Securities
49
Item 4. Mine Safety Disclosures
50
Item 5. Other Information
50
Item 6. Exhibits
51
SIGNATURES
52

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

September 30,
2023
December 31,
2022
Current assets:
Cash and restricted cash

$
337,097
$
334,629
Trade receivables, net

262,601
409,979
Income tax receivable

10,409
—
Inventories
5

207,272
158,018
Other current assets
7

118,422
60,188
Assets held for sale
4

—
26,214
Total

current assets

935,801
989,028
Non-current assets:
Property, plant and equipment,

net
6

1,426,769
1,389,548
Right of use asset – operating leases, net
9

48,479
17,385
Goodwill

28,008
28,008
Intangible assets, net

3,159
3,311
Restricted deposits
16

67,942
89,062
Deferred income tax assets

1,567
—
Other non-current assets
21,291
33,585
Total

assets

$
2,533,016
$
2,549,927
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
84,863
$
61,780
Accrued expenses and other current liabilities
8

257,461
343,691
Income tax payable

—
119,981
Asset retirement obligations

15,549
10,646
Contract obligations

38,495
40,343
Lease liabilities
9

16,580
7,720
Other current financial liabilities

3,944
4,458
Liabilities held for sale
4

—
12,241
Total

current liabilities

416,892
600,860
Non-current liabilities:
Asset retirement obligations

138,279
127,844
Contract obligations

67,924
94,525
Deferred consideration liability

254,001
243,191
Interest bearing liabilities
10

234,718
232,953
Other financial liabilities

5,748
8,268
Lease liabilities
9

35,248
15,573
Deferred income tax liabilities

109,444
95,671
Other non-current liabilities

35,332
27,952
Total

liabilities

$
1,297,586
$
1,446,837
Common stock $
0.01

par value;
1,000,000,000

shares
authorized,
167,645,373

shares issued and outstanding as of
September 30, 2023 and December 31, 2022
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of September 30, 2023
and December 31, 2022 — —
Additional paid-in capital

1,093,845
1,092,282
Accumulated other comprehensive losses
14

(121,970)
(91,423)
Retained earnings

261,878
100,554
Total

stockholders’ equity

1,235,430
1,103,090
Total

liabilities and stockholders’ equity

$
2,533,016
$
2,549,927
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

September 30,
Nine months ended

September 30,
Note 2023 2022 2023 2022
Revenues:
Coal revenues $
707,303
$
863,709
$
2,163,093
$
2,821,334
Other revenues
10,527
10,948
47,977
33,152
Total

revenues
3
717,830
874,657
2,211,070
2,854,486
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below)
501,471
385,504
1,262,907
1,140,467
Depreciation, depletion and amortization
34,749
37,508
113,052
126,901
Freight expenses
71,746
63,026
192,542
189,316
Stanwell rebate
37,100
54,575
105,357
124,160
Other royalties
92,700
137,331
268,606
299,711
Selling, general, and administrative
expenses

12,221
10,405
29,976
28,657
Total

costs and expenses
749,987
688,349
1,972,440
1,909,212
Other (expense) income:
Interest expense, net
(14,496)
(17,220)
(43,341)
(52,034)
Loss on debt extinguishment
(1,385)
—
(1,385)
—
Decrease (increase) in provision for
discounting and credit losses
536
12
4,255
(572)
Other, net
8,189
32,898
17,704
55,191
Total

other (expense) income, net
(7,156)
15,690
(22,767)
2,585
(Loss) income before tax
(39,313)
201,998
215,863
947,859
Income tax benefit (expense) 11
18,230
(51,423)
(37,775)
(235,391)
Net (loss) income attributable to
Coronado Global Resources Inc. $
(21,083)
$
150,575
$
178,088
$
712,468
Other comprehensive loss, net of income
taxes:
Foreign currency translation adjustments 14
(18,247)
(41,998)
(30,547)
(75,908)
Total

other comprehensive loss
(18,247)
(41,998)
(30,547)
(75,908)
Total

comprehensive (loss) income
attributable to Coronado Global
Resources Inc.

$
(39,330)
$
108,577
$
147,541
$
636,560
(Loss) earnings per share of common stock
Basic 12
(0.13)
0.90
1.06
4.25
Diluted 12
(0.13)
0.90
1.06
4.25
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

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
$
291,343
$
1,282,560
Net loss —
—
—
—
—
—
(21,083)
(21,083)
Other comprehensive loss —
—
—
—
—
(18,247)
—
(18,247)
Total

comprehensive loss
—
—
—
—
—
(18,247)
(21,083)
(39,330)
Share-based compensation for equity
classified awards —
—
—
—
582
—
—
582
Dividends —
—
—
—
—
—
(8,382)
(8,382)
Balance September 30, 2023
167,645,373
$
1,677
1
$
—
$
1,093,845
$
(121,970)
$
261,878
$
1,235,430

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

7
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
Net income —
—
—
—
—
—
150,575
150,575
Other comprehensive loss —
—
—
—
—
(41,998)
—
(41,998)
Total

comprehensive (loss) income
—
—
—
—
—
(41,998)
150,575
108,577
Share-based compensation for equity
classified awards —
—
—
—
289
—
—
289
Dividends —
—
—
—
—
—
(125,734)
(125,734)
Balance September 30, 2022
167,645,373
$
1,677
1
$
—
$
1,091,651
$
(120,136)
$
266,319
$
1,239,511
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

8
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Nine months ended
September 30,
2023 2022
Cash flows from operating activities:
Net income $
178,088
$
712,468
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
113,052
126,901
Amortization of right of use asset - operating leases
6,894
5,597
Amortization of deferred financing costs
1,595
1,451
Loss on debt extinguishment
1,385
—
Non-cash interest expense
24,748
23,544
Amortization of contract obligations
(23,896)
(26,883)
Loss on disposal of property,

plant and equipment
393
433
Equity-based compensation expense
1,563
2,104
Deferred income taxes
13,140
49,929
Reclamation of asset retirement obligations
(3,168)
(3,961)
(Decrease) increase in provision for discounting and credit

losses
(4,255)
572
Changes in operating assets and liabilities:
Accounts receivable
147,956
(170,094)
Inventories
(54,704)
6,094
Other assets
(5,197)
(30,109)
Accounts payable
25,676
(3,371)
Accrued expenses and other current liabilities
(69,303)
161,224
Operating lease liabilities
(9,311)
(6,202)
Income tax payable
(128,418)
88,614
Change in other liabilities
7,443
7,073
Net cash provided by operating activities
223,681
945,384
Cash flows from investing activities:
Capital expenditures
(182,442)
(141,928)
Purchase of restricted and other deposits
(26,836)
(9,558)
Redemption of restricted and other deposits
26,250
816
Net cash used in investing activities
(183,028)
(150,670)
Cash flows from financing activities:
Debt issuance costs and other financing costs
(3,420)
—
Principal payments on interest bearing liabilities and other financial liabilities
(2,732)
(9,773)
Principal payments on finance lease obligations
(98)
(91)
Premiums paid on early redemption of debt
—
(90)
Dividends paid
(16,755)
(473,900)
Net cash used in financing activities
(23,005)
(483,854)
Net increase in cash and restricted cash
17,648
310,860
Effect of exchange rate changes on cash and restricted

cash
(15,180)
(50,144)
Cash and restricted cash at beginning of period
334,629
437,931
Cash and restricted cash at end of period $
337,097
$
698,647
Supplemental disclosure of cash flow information:
Cash payments for interest $
14,598
$
19,035
Cash paid for taxes $
148,775
$
90,888
Restricted cash $
251
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

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

Form 10-Q September 30, 2023

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
United
States
Other and
Corporate Total
Three months ended September 30, 2023
Total

revenues
$
455,774
$
262,056
$
—
$
717,830
Adjusted EBITDA
(32,353)
47,630
(11,899)
3,378
Total

assets
1,217,712
1,012,399
302,905
2,533,016
Capital expenditures
10,625
50,709
173
61,507
Three months ended September 30, 2022
Total

revenues
$
546,485
$
328,172
$
—
$
874,657
Adjusted EBITDA
88,035
145,890
(10,349)
223,576
Total

assets
1,405,333
988,728
410,349
2,804,410
Capital expenditures
17,289
31,174
103
48,566
Nine months ended September 30, 2023
Total

revenues
$
1,286,242
$
924,828
$
—
$
2,211,070
Adjusted EBITDA
35,580
349,160
(29,088)
355,652
Total

assets
1,217,712
1,012,399
302,905
2,533,016
Capital expenditures
34,352
115,917
253
150,522
Nine months ended September 30, 2022
Total

revenues
$
1,730,172
$
1,124,314
$
—
$
2,854,486
Adjusted EBITDA
523,319
578,183
(28,579)
1,072,923
Total

assets
1,405,333
988,728
410,349
2,804,410
Capital expenditures
64,005
75,595
433
140,033
The reconciliations

of Adjusted EBITDA to net income attributable to the

Company for the three and nine months
ended September 30, 2023 and 2022 are as follows:

Three months ended

Nine months ended
September 30, September 30,
(in US$ thousands) 2023 2022 2023 2022
Net (loss) income $
(21,083)
$
150,575
$
178,088
$
712,468
Depreciation, depletion and amortization
34,749
37,508
113,052
126,901
Interest expense (net of interest income)
14,496
17,220
43,341
52,034
Income tax (benefit) expense
(18,230)
51,423
37,775
235,391
Other foreign exchange gains (1)
(7,859)
(31,917)
(17,265)
(55,064)
Loss on extinguishment of debt
1,385
—
1,385
—
Losses (gains) on idled assets (2)
456
(1,221)
3,531
621
(Decrease) increase in provision for
discounting and credit losses
(536)
(12)
(4,255)
572
Consolidated Adjusted EBITDA $
3,378
$
223,576
$
355,652
$
1,072,923
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

11
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed

on

the

unaudited

Condensed

Consolidated

Statements

of

Cash

Flows

for

the

nine

months

ended
September 30, 2023 and 2022 are as follows:

Nine months ended September 30,
(in US$ thousands) 2023 2022
Capital expenditures per unaudited Condensed Consolidated

Statements of
Cash Flows $
182,442
$
141,928
Accruals for capital expenditures
898
5,580
Payment for capital acquired in prior periods
(11,241)
(7,475)
Advance payment to acquire long lead capital items
(21,577)
—
Capital expenditures per segment detail $
150,522
$
140,033
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

reportable

segments,

as

the

Company

believes

it

best

depicts

the

nature,

amount,

timing

and
uncertainty of revenues and cash flows.

All revenue is recognized at a point in time.

Three months ended September 30, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
419,032
$
232,870
$
651,902
Thermal coal
27,783
27,618
55,401
Total

coal revenue
446,815
260,488
707,303
Other (1)
8,959
1,568
10,527
Total $
455,774
$
262,056
$
717,830

Three months ended September 30, 2022
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
518,010
$
309,609
$
827,619
Thermal coal
19,246
16,844
36,090
Total

coal revenue
537,256
326,453
863,709
Other (1)
9,229
1,719
10,948
Total $
546,485
$
328,172
$
874,657

Nine months ended September 30, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
1,195,413
$
773,184
$
1,968,597
Thermal coal
65,328
129,168
194,496
Total

coal revenue
1,260,741
902,352
2,163,093
Other (1)
25,501
22,476
47,977
Total $
1,286,242
$
924,828
$
2,211,070

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

Form 10-Q September 30, 2023

12
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

5.

Inventories

(in US$ thousands)
September 30,
2023
December 31,
2022
Raw coal $
72,839
$
50,604
Saleable coal
80,082
45,913
Total

coal inventories
152,921
96,517
Supplies inventory
54,351
61,501
Total

inventories
$
207,272
$
158,018
Coal inventories measured at

its net realizable value

were $
1.6
million and $
5.0

million as at September

30, 2023
and December 31, 2022,

respectively,

and primarily relates

to coal designated for

deliveries under the Stanwell
non-market coal supply agreement.
6.

Property, Plant and

Equipment

(in US$ thousands)
September 30,
2023
December 31,
2022
Land $
27,847
$
27,711
Buildings and improvements
87,900
91,336
Plant, machinery, mining

equipment and transportation vehicles
1,088,959
1,012,844
Mineral rights and reserves
390,394
373,309
Office and computer equipment
9,586
9,488
Mine development
548,733
565,106
Asset retirement obligation asset
76,698
87,877
Construction in process
153,162
82,713
Total

cost of property,

plant and equipment
2,383,279
2,250,384
Less accumulated depreciation, depletion and amortization
956,510
860,836
Property, plant and

equipment, net
$
1,426,769
$
1,389,548

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

13
7. Other Assets

(in US$ thousands)
September 30,
2023
December 31,
2022
Other current assets
Prepayments $
33,761
$
26,831
Long service leave receivable
7,901
7,884
Tax

credits receivable
4,183
4,183
Deposits to acquire capital items
33,289
—
Short term deposits
21,618
—
Other
17,670
21,290
Total

other current assets
$
118,422
$
60,188
The Company has

other current assets

which includes prepayments,

favorable mineral leases,

long service leave
receivable,

equipment

deposits,

short

term

deposits

and

coalfield

employment

enhancement

tax

credit
receivable.

Short term deposits are term deposits that do not meet

the cash and cash equivalents criteria.

8.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)
September 30,
2023
December 31,
2022
Wages and employee benefits $
45,355
$
38,687
Taxes

other than income taxes
8,123
5,988
Accrued royalties
61,831
117,131
Accrued freight costs
32,290
44,496
Accrued mining fees
81,466
103,492
Acquisition related accruals
11,172
11,669
Other liabilities
17,224
22,228
Total

accrued expenses and other current liabilities
$
257,461
$
343,691
Acquisition

related

accruals

is

an

accrual

for

the

estimated

remaining

stamp

duty

payable

on

the

Curragh
acquisition,

including

penalty

interest,

of

$
11.2

million

(A$
17.3

million).

Refer

to

Note

16

“Contingencies”

for
further details.
9.

Leases
From time to

time, the Company

enters into mining

services contracts,

which may include

embedded leases

of
mining equipment

and other

contractual agreements

to lease

mining equipment

and facilities.

Based upon

the
Company’s assessment

of terms within

these agreements,

the Company classifies

a lease as

either finance

or
operating.

During the nine months

period ended September 30,

2023, the Company entered

into a number of agreements
to

lease

mining

equipment.

On

mobilization

of

this

mining

equipment,

the

Company

recognized

right-of-use
assets and operating lease liabilities of $
38.9

million.
As of September 30,

2023, there are additional

operating leases of

mining equipment, which

have not yet been
mobilized, that have

a present value

of minimum lease

payments of approximately $
34.0

million. These operating
leases have commenced in October 2023 with lease terms

of
5

years.

Information related to the Company’s right-of-use

assets and related lease liabilities are as follows:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

14

Three months ended Nine months ended
(in US$ thousands)
September 30,
2023
September 30,
2022
September 30,
2023
September 30,
2022
Operating lease costs $
5,200
$
1,699
$
9,697
$
6,514
Cash paid for operating lease liabilities
4,310
2,039
9,311
6,202
Finance lease costs:
Amortization of right of use assets
32
31
92
130
Interest on lease liabilities
2
4
8
21
Total

finance lease costs
$
34
$
35
$
100
$
151

(in US$ thousands)
September 30,
2023
December 31,
2022
Operating leases:
Operating lease right-of-use assets $
48,479
$
17,385
Finance leases:
Property and equipment
360
371
Accumulated depreciation
(243)
(186)
Property and equipment, net
117
185
Current operating lease obligations
16,484
7,593
Operating lease liabilities, less current portion
35,248
15,505
Total

operating lease liabilities
51,732
23,098
Current finance lease obligations
96
127
Finance lease liabilities, less current portion
—
68
Total

Finance lease liabilities
96
195
Current lease obligation
16,580
7,720
Non-current lease obligation
35,248
15,573
Total

Lease liability
$
51,828
$
23,293

September 30,
2023
December 31,

2022
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
0.75
1.52
Weighted average remaining lease term – operating

leases
3.19
4.11
Weighted Average Discount

Rate
Weighted discount rate – finance lease
7.60%
7.60%
Weighted discount rate – operating lease
9.00%
8.94%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

15
The Company’s operating leases have remaining lease

terms of
1

year to
5

years, some of which include

options
to extend the terms

where the Company deems

it is reasonably certain

the options will be

exercised. Maturities
of lease liabilities as at September 30, 2023, are as follows:

(in US$ thousands)
Operating
Lease
Finance
Lease
Year ending

December 31,
2023 $
5,483
$
33
2024
19,430
66
2025
18,642
—
2026
11,333
—
2027
3,213
—
Thereafter
1,093
—
Total

lease payments
59,194
99
Less imputed interest
(7,462)
(3)
Total

lease liability
$
51,732
$
96
10.

Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at September 30, 2023:

(in US$ thousands)
September 30, 2023 December 31, 2022
Weighted Average
Interest Rate at
September 30, 2023
Final
Maturity
10.75
% Senior Secured Notes $
242,326
$
242,326
12.14
%
(2)
2026
New ABL Facility
—
—
2026
Discount and debt issuance costs (1)
(7,608)
(9,373)
Total

interest bearing liabilities
$
234,718
$
232,953
(1)
Debt issuance costs incurred on the establishment

of the ABL Facility has been included within

"Other non-current assets" in the
unaudited Condensed Consolidated Balance Sheet.
(2)

Represents the effective interest rate.
Senior Secured Notes
As of

September 30,

2023, the

Company’s

aggregate principal

amount of

the
10.750
% Senior

Secured Notes
due

2026,

or

the

Notes,

outstanding

was

$
242.3

million.

The

Notes

mature

on
May 15, 2026

and

are

senior
secured obligations of the Company.
The

terms

of

the

Notes

are

governed

by

an

indenture,

dated

as

of

May

12,

2021,

or

the

Indenture,

among
Coronado Finance

Pty Ltd,

an Australian

proprietary

company,

as issuer,

Coronado,

as parent

guarantor,

the
other guarantors

party thereto

and Wilmington

Trust,

National Association,

as trustee.

The Indenture

contains
customary

covenants

for

high

yield

bonds,

including,

but

not

limited

to,

limitations

on

investments,

liens,
indebtedness, asset

sales, transactions

with affiliates

and restricted

payments, including

payment of

dividends
on capital stock. As of

September 30, 2023, the Company was in

compliance with all applicable covenants under
the Indenture.
Under the terms of the

Indenture, upon the occurrence of a “Change

of Control” (as defined in the

Indenture), the
issuer

is

required

to

make

an

offer,

or

a

Change

of

Control

Offer,

to

repurchase

the

Notes

at
101
%

of

the
aggregate principal

amount thereof,

plus accrued

and unpaid

interest, if

any,

to, but

excluding, the

repurchase
date. Alternatively,

if the

issuer elects

to redeem

all of

the Notes,

during the

12-month period

commencing

on
May 15 of

the years set

forth below at

the redemption

prices (expressed

in percentages of

principal amount on
the redemption date) set forth below, plus accrued and unpaid interest to,

but not including, the redemption date,
the issuer is not required to make a Change of Control

Offer:
Period Redemption price
2023 108.06%
2024 104.03%
2025 and thereafter
100.00%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

16
New Asset Based Revolving Credit Facility

On May

8, 2023,

the Company, Coronado Coal

Corporation, a Delaware

corporation and wholly

owned subsidiary
of the Company,

Coronado Finance Pty

Ltd, an Australian

proprietary company

and a wholly

owned subsidiary
of the Company,

or an Australian

Borrower, Coronado

Curragh Pty Ltd,

an Australian proprietary

company and
wholly

owned

subsidiary

of

the

Company,

or

an

Australian

Borrower

and,

together

with

the

other

Australian
Borrower, the Borrowers,

and the other guarantors party

thereto, collectively with the

Company,

the Guarantors
and, together

with the

Borrowers, the

Loan Parties,

entered into

a senior

secured asset-based

revolving credit
agreement in

an initial

aggregate amount

of $
150.0

million, or

the New

ABL Facility,

with Global

Loan Agency
Services Australia

Pty Ltd,

as the

Administrative Agent,

Global Loan

Agency Services

Australia Nominees

Pty
Ltd, as the

Collateral Agent,

the Hongkong and

Shanghai Banking Corporation

Limited, Sydney

Branch, as the
Lender, and DBS Bank

Limited, Australia Branch,

as the

Lender and, together

with the other

Lender, the Lenders.
On August 3, 2023, the Company

satisfied all conditions precedent

under the New ABL Facility,

at which time it
became effective and replaced the predecessor

ABL Facility.

The New

ABL Facility

matures in

August 2026

and provides

for up

to $
150.0

million in

borrowings, including

a
$
100.0

million sublimit for the issuance

of letters of credit and $
70.0

million sublimit as a revolving

credit facility.
Availability under the New

ABL Facility is

limited to an

eligible borrowing base, determined

by applying customary
advance rates to eligible accounts receivable and inventory.
Borrowings under

the New

ABL Facility

bear interest

at a

rate per

annum equal

to an

applicable rate

of
2.80
%
plus BBSY,

for loans denominated in A$, or SOFR, for loans denominated

in US$, at the Borrower’s election.

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
the New ABL Collateral, (ii)

a second-priority lien on substantially

all of the Company’s

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
Subject

to

customary

grace

periods

and

notice

requirements,

the

New

ABL

Facility

also

contains

customary
events of default.
Under the terms of New ABL Facility,

a Review Event (as defined in the New ABL Facility) is triggered if, among other matters, a “change of control” (as defined in the

New ABL Facility) occurs.

Following the

occurrence of

a Review

Event, the

Borrowers must

promptly meet

and consult

in good

faith with
the Administrative Agent and the Lenders to agree a

strategy to address the relevant Review Event including but
not limited to a restructure of the terms of the New ABL Facility to the satisfaction of the Lenders

.

If at the end of
a period

of
20

business days

after the

occurrence

of the

Review Event,

the Lenders

are not

satisfied

with the
result of their discussion or meeting with the Borrowers or do not wish to continue to provide their commitments,
the Lenders may declare all amounts owing

under the ABL Facility immediately due and payable,

terminate such
Lenders’

commitments

to

make

loans

under

the

ABL

Facility,

require

the

Borrowers

to

cash

collateralize

any
letter of credit obligations and/or exercise any and all remedies and other rights under the New ABL Facility.
To establish

the New ABL Facility, the Company incurred debt issuance costs of $
3.4

million. The Company has
elected an accounting

policy to present debt

issuance costs incurred

before the debt liability

is recognized (e.g.
before the debt

proceeds are received)

as an asset

which will be

amortized ratably

over the term

of the facility.
The costs

will not

be subsequently

reclassified as

a direct

deduction of

the liability.

The carrying

value of

debt
issuance costs, recorded

as “Other

non-current assets” in

the unaudited Condensed

Consolidated Balance Sheet
was $
2.9

million as at September 30, 2023.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

17
As

at

September

30,

2023,

the

letter

of

credit

sublimit

had

been

partially

used

to

issue

$
21.6

million

of

bank
guarantees on

behalf of

the Company

and
no

amounts were

drawn under

the revolving

credit sublimit

of New
ABL Facility.

As at September 30,

2023, the Company was in

compliance with all applicable covenants under the
New ABL Facility.
Predecessor ABL Facility

On

August

3,

2023,

the

New

ABL

Facility

replaced

the

predecessor

ABL

Facility.

As

a

result

of

the

early
termination of the predecessor ABL Facility, the Company recorded a loss on debt extinguishment of $
1.4

million
in its unaudited

Condensed Consolidated

Statement of

Operations and

Comprehensive Income

for each

of the
three and nine months ended September 30, 2023.
The

foregoing

descriptions

of

the

Notes

and

the

New

ABL

Facility

are

subject

to

the

disclosure

in

Note

17.
“Related Party Transactions” incorporated

herein by reference.

11.

Income Taxes
For the nine months ended

September 30, 2023 and

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
18.5
%, which has been favorably impacted by
mine depletion deductions in

the United States.
The Company had an

income tax expense of

$
37.8

million based
on

an

income

before

tax

of

$
215.9

million

for

the

nine

months

ended

September

30,

2023,

which

includes

a
discrete benefit of $
2.1

million relating to the prior year for Australia.
Income tax expense of

$
235.4

million for the nine

months ended September

30, 2022 was calculated

based on
an estimated annual effective tax rate of
24.8
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

Form 10-Q September 30, 2023

18
12.

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
Net (loss) income attributable to Company
stockholders

$
(21,083)
$
150,575
$
178,088
$
712,468
Denominator (in thousands):

Weighted-average shares of common stock
outstanding
167,645
167,645
167,645
167,645
Effects of dilutive shares
—
342
447
185
Weighted average diluted shares of common
stock outstanding
167,645
167,987
168,092
167,830
(Loss) Earnings Per Share (US$):
Basic
(0.13)
0.90
1.06
4.25
Dilutive
(0.13)
0.90
1.06
4.25
The Company’s common stock is publicly traded on the

ASX in the form of CDIs, convertible at the option of the
holders into shares of the Company’s common stock

on a
10-for-1 basis
.

13.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

19
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
September 30, 2023 and December 31, 2022:
●

Cash

and

restricted

cash,

accounts

receivable,

short-term

deposits,

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
cost. As of September 30, 2023, there were
no

amounts drawn under the revolving credit sublimit of the
New ABL

Facility.

The estimated

fair value

of the

Notes as

of September

30, 2023

was approximately
$
249.6

million based upon quoted market prices in a market

that is not considered active (Level 2).
14.

Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive

Losses consists of foreign currency translation adjustment
of subsidiaries for which the functional currency is different of the Group’s functional currency in U.S.

dollar.

Accumulated other comprehensive losses consisted of

the following at September 30, 2023:

(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2022 $
(91,423)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income before reclassifications

(11,939)
Loss on long-term intra-entity foreign currency transactions
(18,608)
Total

net current-period other comprehensive loss
(30,547)
Balance at September 30, 2023 $
(121,970)
15.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties under these leases

as of September 30, 2023 are as follows:

(in US$ thousands) Amount
Year ending

December 31,
2023 $
2,115
2024
5,448
2025
5,342
2026
5,213
2027
5,188
Thereafter
26,099
Total $
49,405
Mineral leases are not in scope of Accounting Standards Codification,

or ASC, 842 and continue to be
accounted for under the guidance in ASC 932, Extractive

Activities – Mining.
(b)

Other commitments
As of

September

30, 2023,

purchase

commitments

for

capital expenditures

were $
24.0

million,

all of

which

is
obligated within the next twelve months.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

20
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
13 years
.

In

the

U.S.,

the

Company

typically

negotiates

its

rail

and

coal

terminal

access

on

an

annual

basis.

As

of
September

30,

2023,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled
$
0.8

billion, of which approximately $
92.0

million is obligated within the next twelve months.
16.

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
As required

by certain

agreements, the

Company had

cash collateral

in the

form of

deposits in

the amount

of
$
67.9

million and $
89.1

million as of September 30, 2023 and

December 31, 2022, respectively, to provide back-
to-back support for bank guarantees, financial payments, other performance obligations, various other operating agreements and

contractual obligations

under workers

compensation insurance

.

These deposits

are restricted
and classified as long-term assets in the unaudited Condensed

Consolidated Balance Sheets.

In accordance

with the

terms of

the New

ABL Facility,

the Company

may be

required to

cash collateralize

the
New ABL Facility to

the extent of outstanding letters of

credit after the expiration or

termination date of such letter
of credit.

As of

September 30,

2023,
no

letter of

credit was

outstanding after

the expiration

or termination

date
and
no

cash collateral was required.
For the U.S. Operations in order to provide the required financial assurance, the Company generally uses surety bonds

for

post-mining

reclamation.

The

Company

can

also

use

bank

letters

of

credit

to

collateralize

certain
obligations. As of

September 30, 2023,

the Company had

outstanding surety

bonds of $
40.9

million and letters
of

credit

of

$
16.8

million

issued

from

our

available

bank

guarantees

under

the

New

ABL

Facility,

to

meet
contractual obligations under

workers compensation insurance

and to

secure other obligations

and commitments.

For the

Australian Operations,

the Company

had bank

guarantees outstanding

of $
24.1

million, including

$
4.9
million issued from

the New ABL

Facility,

as at September

30, 2023, primarily

in respect of

certain rail and

port
arrangements.

As at September 30, 2023, the Company

in aggregate had total outstanding bank

guarantees provided of $
40.9
million to

secure obligations

and commitments,

including $
21.6

million issued

for the

New ABL

Facility.

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
53.1

million

(A$
82.2

million)

plus

unpaid

tax

interest

of

$
7.8

million
(A$
12.1

million).

On

November

23,

2022,

the

Company

filed

an

objection

to

the

assessment

and

is

currently
awaiting the outcome of this objection. The outcome of this

objection remains uncertain.

The Company continues to

maintain its position and

the estimated accrual of

$
27.8

million (A$
43.0

million) stamp
duty

payable

on

the

Curragh

acquisition

based

on

legal

and

valuation

advice

obtained.

In

October

2022,

the
Company made a partial payment following filing of the objection reducing the estimated accrual to $
11.2

million
(A$
17.3

million),

which

is

included

within

“Accrued

Expenses

and

Other

Current

Liabilities”

in

its

unaudited
Condensed Consolidated Balance sheet,

as at September 30, 2023.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

21
17. Related
‑
Party Transactions
The Energy & Minerals Group
On September 25, 2023, Energy &

Minerals Group, the Company’s controlling stockholder through its ownership of Coronado Group

LLC, including through

certain of its

affiliates and managed

funds (the Sellers),

advised the
Company

that

it

had

entered

into

a

membership

interest

purchase

agreement,

or

MIPA,

with

Sev.en

Global
Investments

a.s.,

or

SGI.

A

copy

of

the

MIPA

has

not

been

made

available

to

the

Company

or

the

Special
Committee

referred

to

below

as

of

the

date

of

this

Quarterly

Report

on

Form

10-Q.

However,

the

Company
understands that, pursuant

to the terms of

the MIPA,

the Sellers agreed to

sell all of their

interests

in Coronado
Group LLC to

a wholly-owned

subsidiary of

SGI. We

refer to the

proposed transaction

as the SGI

Transaction.
The

Company

also

understands

that,

under

the

MIPA,

the

SGI

Transaction

is

subject

to

customary

closing
conditions including regulatory approvals in the U.S. and Australia.

The Board of

Directors has appointed

a special committee

of independent

directors, or the

Special Committee,
to, among other things, assess

the impact and consequences of the

SGI Transaction on the

Company and take
such actions as the Special Committee deems appropriate

in connection with the SGI Transaction.

The Energy and

Minerals Group

has reported that

following the

closing of

the SGI Transaction,

SGI will

be the
direct or indirect owner of

Coronado Group LLC. As of the

date of this Quarterly Report on

Form 10-Q, Coronado
Group LLC

is currently

the direct

owner of
845,061,399

CDIs (representing

a beneficial

interest in
84,506,140
shares

of common

stock,

or
50.4
% of

the Company’s

outstanding

total common

stock)

and the
one

Series

A
Share.
Based on information that the Company is currently aware of,

on completion of the SGI Transaction,

a change of
control as defined under the terms of Notes and New

ABL Facility may occur. Refer to Note 10. “Interest Bearing
Liabilities” for further information.

Under the

Company’s

2018

Equity

Incentive

Plan,

the

change

of control

provisions

may

also

be

triggered

on
completion

of

the

SGI

Transaction,

however

the

Compensation

and

Nominating

Committee

of

the

Board

of
Directors, at its

sole discretion, will determine

how the outstanding awards

under the plan

will be dealt

with, which
may include acceleration of the vesting conditions.

In

addition,

certain

contract

counterparties,

including

Stanwell,

customers,

suppliers

and

third-party

providers
may assert

contractual rights, such

as consent or

termination rights that

may be triggered

by the

change of control
resulting from the consummation of the SGI Transaction.
For a number of

customers and supplier agreements, including

contractor agreements, the completion of

the SGI
Transaction

may

trigger

a

financial

or

suitability

assessment

by

the

counterparty,

which

may

entitle

the
counterparty

to

terminate

the

agreement,

request

further

security

or

seek

amendments

to

the

terms

of

the
agreement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2023

22
18. Material Transactions
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
22.3

million

(A$
34.6

million)

received

from

the

transaction

will

be

recorded

as

“Other

Financial
Liabilities” on the Company’s Condensed Consolidated Balance Sheet. The term of the financing arrangement is
ten years

with an effective interest rate of
12.8
%.

In connection

with this

transaction, the Company

will borrow an

additional amount of

$
26.1

million (A$
40.4

million)
which will

be recorded

in “Interest

Bearing Liabilities”

on completion

date. The

term of

the arrangement

is
ten
years

with an effective interest rate of
12.8
%.
The Curragh Housing Agreement is subject to conditions

precedent not completed as at September 30, 2023.

In line

with the

Company’s

capital management

strategy,

the above

transactions provide

additional liquidity.

In
addition, the accommodation

services component of the

Curragh Housing Agreement

is anticipated to enhance
the level of service for our employees at our Curragh

mine.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

23
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc. (the Company) as

of September 30, 2023, the

related condensed consolidated statements of operations and
comprehensive

income

for

the

three

and

nine-month

periods

ended

September

30,

2023

and

2022,

the
condensed consolidated statements of stockholders’

equity for the three-months periods

ended March 31,

June
30 and September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine-month periods ended September

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
November 8, 2023.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

24
ITEM 2.

MANAGEMENT’S DISCUSSION

AND ANALYSIS

OF FINANCIAL

CONDITION AND

RESULTS

OF
OPERATIONS
The following

Management’s Discussion

and Analysis

of our Financial

Condition and

Results of

Operations, or
MD&A, should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the
related

notes

to those

statements

included elsewhere

in this

Quarterly

Report

on Form 10

-Q.

In addition,

this
Quarterly Report on Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for year ended December 31,

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

ongoing

civil
unrest and wars,

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
relating

to

mining

activities,

including

possible

impacts

on global

climate

issues,

which

could

result

in
increased

regulation

of

coal

combustion

and

requirements

to

reduce

GHG

emissions

in

many
jurisdictions, including federal and state government initiatives to control GHG emissions could increase costs associated with

coal production

and consumption, such

as costs for

additional controls to

reduce
carbon

dioxide

emissions

or

costs

to

purchase

emissions

reduction

credits

to

comply

with

future
emissions

trading

programs,

which

could

significantly

impact

our

financial

condition

and

results

of
operations, affect demand

for our products

or our

securities and reduced

access to capital

and insurance;

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

25
●

the impact of the SGI Transaction, including the impact of the SGI Transaction on change of control and
related provisions in material agreements;
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

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

26
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

During the third quarter

of 2023, Coronado navigated

through some operational headwinds

that were out of

our
control,

including

adverse

geological

conditions

at

our

U.S.

Operations

impacting

production

rates

yield

and
unexpected downtime for

repairs and maintenance

following a mechanical

failure of one

of the draglines

at our
Australian

Operations.

In

addition,

coal

production

rates

at

our

Australian

Operations

were

lower

in

the

third
quarter of

2023 primarily

due to

planned focus

on advancing

pre-strip waste

movement and

the completion

of
planned maintenance on the two coal preparation plants. Overall, these events contributed to the lower saleable production of 0.8 MMt compared

to the three months ended

June 30, 2023. Despite the

lower production, sales
volume

compared

to

the

three

months

ended

June

30,

2023

increased

as

the

Company

drew

down

on

coal
inventory built in the previous quarter.

Coking

coal

index

prices

improved

in

the

third

quarter

of

2023

compared

to

the

previous

quarter

due

to

a
combination

of

tight

supply

from

the

Australian

coal

market,

which

was

impacted

negatively

by continued

rail
constraints

and

planned

maintenance

disruptions

to

operations

and

at

Queensland

ports,

and

heightened
demand from Indian steel mills restocking raw material as

the monsoon season comes to an end. The Australian
Premium Low

Volatile

Hard Coking

Coal, or

AUS PLV

HCC, index

price averaged

$263.6 per

Mt for

the three
months ended September

30, 2023, $20.8

per Mt higher,

compared to the

three months

ended June 30,

2023.
The

AUS PLV

HCC

averaged

$283.5

per

Mt

for

the

nine months

ended

September

30,

2023,

$109.0

per

Mt
lower, compared to the nine months ended September 30, 2022. The spot price of AUS PLV HCC reached $333 per Mt during the three months ended September 30, 2023.
Our

results

for

the

nine

months

ended

September

30,

2023,

were

adversely

impacted

by

(1)

lower

average
realized Met

price per

Mt sold

compared

to the

nine

months

ended September

30, 2022,

(2)

additional

fleets
deployed to

recover pre-strip

overburden removal,

(3) significant

wet weather

events during

the first

quarter of
2023

and

equipment

breakdown

at

our

Australian

Operations

impacting

production,

(4)

rail

constraints

and
disruption

to

port

operations

impacting

timing

of

sales

at

our

Australian

Operations,

(5)

adverse

geological

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

27
conditions at our U.S. Operations

resulting in slower production rates

and yield in the quarter

ended September
30, 2023, and (6) continued inflationary pressure on labor and supply costs.

For the

nine months

ended September

30, 2023,

we produced

11.9

MMt and

sold 11.7

MMt of

coal. Met

coal
sales represented 75.8%

of our total

volume of coal

sold and 91.0%

of total coal

revenues for the

nine months
ended September 30, 2023, compared to 78.4% and 96.2%, respectively, for the nine months ended September
30, 2022.
Coal

revenues

of

$2,163.1

million

for

the

nine

months

ended

September

30,

2023,

decreased

by

23.3%
compared to the same period in 2022, driven by average realized Met price per Mt sold, which was $57.9 per Mt lower than

the

average

realized

price

per

Mt sold

of

$279.4

for

the

nine

months

ended

September

30,

2022.
Additionally,

sales volumes were 0.7 Mt lower

for the nine months ended September

30, 2023, compared to the
same

period

in

2022,

primarily

driven

by

lower

production

as

well

as

required

coal

qualities

to

meet

sales
commitments during the nine months ended September 30,

2023.

Mining costs for the nine months ended September 30, 2023, were $1,210.4 million or $105.5 per Mt sold, $17.9 per Mt sold higher compared

to the corresponding period in

2022, largely driven by elevated

inflation levels, the
impacts

of

lower

production

following

significant

weather

events,

equipment

breakdown,

adverse

geological
conditions at

our U.S.

Operations

and additional

fleets

mobilized

at our

Australian Operations

during the

nine
months ended September 30, 2023.

Dividends
In September

2023, the

Company settled

its previously

declared dividends

of $8.4

million, which

were paid

to
stockholders from available cash.

Liquidity
As of September

30, 2023,

our net cash

position, comprising

of $336.8

million cash

(excluding restricted

cash)
less $242.3 million aggregate principal amount of Notes outstanding, was $94.5 million.

Coronado has available
liquidity of $486.8

million as of

September 30, 2023,

consisting of cash

(excluding restricted cash),

unrestricted
short term deposits of $21.6 million and $128.4 million

availability under our New ABL facility.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate,

or
TRIFR, at

September 30,

2023 was

2.43,
compared to

a rate of

3.92 at the

end of

December 31,

2022. At

our
U.S. Operations,

the twelve

-month rolling

average Total

Reportable Incident

Rate, or

TRIR, at

September

30,
2023 was 1.60, compared

to a rate of

2.42 at the end

of December 31, 2022.

These strong results

year to date
reflect a

record

safety

rate

at our

U.S. Operations

and the

best safety

rate since

July

2018 for

our Australian
Operations. Reportable rates for

our Australian and

U.S. Operations are

below the relevant industry

benchmarks.

Our

Logan

mining

complex

at

our

U.S.

Operations,

which

includes

multiple

underground

and

surface

mines,
achieved 1.5 million hours Lost Time

Injury, or

LTI, free during the

quarter.
The

health

and

safety

of

our

workforce

is

our

number

one

priority

and

Coronado

continues

implement

safety
initiatives to improve our safety rates every quarter.
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

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

28
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
principal amount of the Notes.
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
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. GAAP.

These measures should not be considered

in isolation or as a substitute for
measures of performance prepared in accordance with

U.S. GAAP.
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

including total

revenues, total
costs and expenses,

net income or

cash flows from

operating activities as

those terms are

defined by U.S.

GAAP.
Adjusted EBITDA may

therefore not be

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

directly attributabl

e

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

29
Three Months Ended September 30, 2023 Compared

to Three Months Ended September 30, 2022
Summary
The financial and operational highlights for the three months ended September 30, 2023 include:
●

Net

loss

of

$21.1

million

for

the

three

months

ended

September

30,

2023,

was

$171.7

million

lower
compared to

net income

of $150.6

million for

the three

months ended

September 30, 2022.

This decrease
was

driven

by

lower

coal

revenues

due

to

lower

average

realized

Met

coal

price

per

Mt

sold,

higher
mining

and

operating

costs,

partially

offset

by

tax

benefit

of

$18.2

million

in

the

third

quarter

of

2023
compared to an income tax expense of $51.4 million for

the same period in 2022.

●

Average realized Met price

per Mt sold of $207.4 for

the three months ended September

30, 2023, was
$45.6 per Mt

lower compared to

average realized price of

$253.0 per Mt

sold for the

same period in

2022.
Although coking coal

index prices improved

during the third

quarter of

2023 due to

tight supply,

coking
coal prices were significantly lower than the same period in 2022 when supply in global met coal market
was readjusting from the impact of the Russia and Ukraine

war.
●

Despite lower saleable production,

sales volume of 4.1 MMt

for the three months

ended September 30,
2023, increased 0.1 MMt as compared to

the same period in 2022, as the Company

drew down on coal
inventory built in the second quarter of 2023.

●

Adjusted

EBITDA

for

the

three

months

ended

September

30,

2023,

of

$3.4

million,

a

decrease

of
$220.2
million,

compared to $223.6 million for the three months ended September 30, 2022, largely due to lower coal sales revenues and higher operating costs.
●

As

of

September

30,

2023,

the

Company

had

total

available

liquidity

of

$486.8

million,

consisting

of
$336.8

million

cash

(excluding

restricted

cash),

$21.6

million

of

unrestricted

short-term

deposits

and
$128.4 million of availability under the New ABL Facility.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

30
Three months ended September 30,
2023 2022 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 707,303 $ 863,709 $ (156,406) (18.1%)
Other revenues 10,527 10,948 (421) (3.8%)
Total

revenues
717,830 874,657 (156,827) (17.9%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 501,471 385,504 115,967 30.1%
Depreciation, depletion and amortization 34,749 37,508 (2,759) (7.4%)
Freight expenses 71,746 63,026 8,720 13.8%
Stanwell rebate 37,100 54,575 (17,475) (32.0%)
Other royalties 92,700 137,331 (44,631) (32.5%)
Selling, general, and administrative expenses

12,221 10,405 1,816 17.5%
Total

costs and expenses
749,987 688,349 61,638 9.0%
Other income (expenses):
Interest expense, net (14,496) (17,220) 2,724 (15.8%)
Loss on debt extinguishment (1,385) — (1,385) 100.0%
Decrease in provision for discounting and
credit losses 536 12 524 4,366.7%
Other, net 8,189 32,898 (24,709) (75.1%)
Total

other (expenses) income, net
(7,156) 15,690 (22,846) (145.6%)
Net (loss) income before tax (39,313) 201,998 (241,311) (119.5%)
Income tax benefit (expense) 18,230 (51,423) 69,653 (135.5%)
Net (loss) income attributable to Coronado Global
Resources, Inc. $ (21,083) $ 150,575 $ (171,658) (114.0%)
Coal Revenues
Coal revenues were

$707.3 million for

the three months

ended September 30,

2023, a

decrease of $156.4

million,
compared to $863.7 million

for the three months

ended September 30, 2022.

Lower Met coal price

indices, due
to varied

market conditions

compared to

the third

quarter of

2022, saw

the average

realized Met

coal price

for
the three months

ended September 30,

2023,

reduced by $45.6

to $207.4 per

Mt sold compared

to $253.0 per
Mt sold for the same period in 2022.

Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total

cost of coal revenues

was $501.5 million for the

three months ended September

30, 2023, $116.0

million,
or 30.1% higher,

compared to $385.5 million for the three months ended

September 30, 2022.

Cost of coal

revenues for our

U.S. Operations for the

three months ended September

30, 2023, was $38.8

million
higher

compared

to

the

three

months

September

30,

2022,

largely

due

draw

down

of

coal

stocks

from

the
previous quarter,

as sales

volume exceeded

saleable production

in the

2023 period,

combined with

continued
impact of

inflation on

labor,

contractor and

other supply

costs. Our

Australian Operations

contributed to

$77.2
million

of

the

increase

in

cost

of

coal

revenues,

primarily

driven

by

additional

fleets

mobilized

during

2023

to
advance

pre-strip

overburden

removal,

impact

of

high

inflation

on

mining

costs

and

drawn

of

coal

inventory,
resulting from

sales volume

exceeding saleable

production in

the 2023

period. Increase

in costs

were partially
offset by favorable

average foreign exchange

rate on translation

of the

Australian Operations for

the three months
ended September 30, 2023, of A$/US$: 0.66 compared

to 0.68 for the same period in 2022.

Depreciation, Depletion and Amortization
Depreciation, depletion

and amortization

was $34.7

million for

the three

months ended

September 30,

2023, a
decrease

of

$2.8

million,

compared

to

$37.5

million

for

the

three

months

ended

September

30,

2022.

The
decrease

was

associated

with

assets

fully

depreciated,

lower

depreciation

rates

following

annual

useful

life

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

31
review at

the

beginning

of

2023 and

favorable

average

foreign exchange

rate on

translation of

the

Australian
Operations,

partially

offset

by

additional

equipment

brought

into

service

during

the

twelve

months

since
September 30, 2022.
Freight Expenses
Freight expenses

relate to

costs associated

with rail

and port

providers, including

take-or-pay commitments

at
our

Australian

Operations,

and

demurrage

costs.

Freight

expenses

totaled

$71.7

million

for the

three

months
ended September

30, 2023,

an increase of

$8.7 million,

compared to

$63.0 million

for the three

months ended
September 30, 2022. Our

Australian Operations’ freight costs

contributed $11.8

million to the increase

primarily
driven by penalties incurred due to underutilization

of rail capacity.

This was partially offset by freight

cost at our
U.S.

Operations,

which

decreased

by

$3.1

million,

driven

by

lower

coal

sales

under

Free

on

Board,

or

FOB,
terms, compared to the three months ended September

30, 2022.
Stanwell Rebate
The Stanwell

rebate

was

$37.1

million for

the three

months

ended September

30, 2023,

a decrease

of $17.5
million, compared

to $54.6

million for

the three

months ended

September 30,

2022. The

decrease was

largely
driven by lower

realized reference coal

pricing for the

prior twelve-month period applicable

to three months

ended
September 30, 2023,

used to calculate

the rebate compared

to the same

period in 2022,

and favorable foreign
exchange rate on translation of our Australian Operations.

Other Royalties
Other royalties were

$92.7 million in

the three months

ended September 30,

2023, a decrease

of $44.6 million,
compared to

$137.3 million

for the

three months

ended September

30, 2022.

The decrease

in Other

royalties
was

due

to

lower

coal revenues,

largely

driven

by

lower

average

realized

prices,

for the

three

months

ended
September 30, 2023,

compared to the

same period in

2022, combined with

favorable foreign exchange

rate on
translation of our Australian Operations.
Interest Expense, net
Interest

expense,

net

was

$14.5

million

in

the

three

months

ended

September

30,

2023,

a

decrease

of

$2.7
million compared

to $17.2

million for

the three

months

ended September

30, 2022.

The decrease

was due

to
lower

Notes

outstanding

during

the

three

months

ended

September

30,

2023,

following

redemptions

since
September 30, 2022.

Other, net
Other,

net

was

$8.2

million

for

the

three

months

ended

September

30,

2023,

a

decrease

of

$24.7

million
compared to $32.9 million for the three months ended September

30, 2022. The decrease was largely driven by
lower exchange

losses on translation

of short-term

inter-entity balances

in certain

entities within

the group

that
are denominated in currencies other than their respective

functional currencies.

Income Tax Benefit (Expense)
Income tax

benefit of

$18.2 million

for the

three months

ended September

30, 2023,

variance of

$69.7 million,
compared to the income tax expense of $51.4 million for the three months ended September 30, 2022, driven by
net loss before tax in the 2023 period.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

32
Nine months ended September 30, 2023 compared to

Nine months ended September 30, 2022
Summary
The financial and operational highlights for the nine months ended

September 30, 2023 include:
●

Net

income

of

$178.1

million

for

the

nine

months

ended

September

30,

2023,

decreased

by

$534.4
million, from $712.5 million

for the nine months

ended September 30,

2022. The decrease

was a result
of lower revenues and higher operating costs partially

offset by lower income tax expense.
●

Sales volume totaled

11.7

MMt for the

nine months ended

September 30, 2023,

or 0.7 MMt

lower than
the nine

months ended

September 30,

2022. The

lower sales

volumes were

primarily driven

by the

impact
of wet

weather

and equipment

breakdowns

on production

performance,

coal availability,

and required
coal qualities to meet

sales commitments at our

Australian Operations combined with adverse

geological
conditions caused by a rock intrusion at our U.S. Operations

.
●

Average realized

Met price

of $221.5

per Mt

sold for

the nine

months ended

September 30,

2023 was
20.7% lower compared to $279.4

per Mt sold for

the nine months ended September

30, 2022, as the

Met
coal price index

rebalanced from record

highs achieved in

2022, particularly in

the first half

of 2022, as
steel demand

weakened.

During the third

quarter of 2023,

the Met coal

prices trended upwards,

however,
the Company was not able

to take full advantage of

this due to the three

-month lag in price

realizations
for certain sales contracts at our Australian Operation.
●

Adjusted EBITDA of

$355.7 million for the

nine months ended

September 30, 2023,

was $717.3 million
lower compared to $1,072.9 million for

the nine months ended September 30,

2022. This decrease was
a result of lower coal revenues and higher operating costs.
●

As

of

September

30,

2023,

the

Company

had

net

cash

of

$94.5

million,

consisting

of

a

closing

cash
balance

(excluding

restricted

cash)

of

$336.8

million

and

$242.3

million

aggregate

principal

amount
outstanding of the Notes.

Nine months ended September 30,
2023 2022 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 2,163,093 $ 2,821,334 $ (658,241) (23.3%)
Other revenues 47,977 33,152 14,825 44.7%
Total

revenues
2,211,070 2,854,486 (643,416) (22.5%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 1,262,907 1,140,467 122,440 10.7%
Depreciation, depletion and amortization 113,052 126,901 (13,849) (10.9%)
Freight expenses 192,542 189,316 3,226 1.7%
Stanwell rebate 105,357 124,160 (18,803) (15.1%)
Other royalties 268,606 299,711 (31,105) (10.4%)
Selling, general, and administrative expenses

29,976 28,657 1,319 4.6%
Total

costs and expenses
1,972,440 1,909,212 63,228 3.3%
Other income (expenses):
Interest expense, net (43,341) (52,034) 8,693 (16.7%)
Loss on debt extinguishment (1,385) — (1,385) 100.0%
Decrease (increase) in provision for discounting
and credit losses 4,255 (572) 4,827 (843.9%)
Other, net 17,704 55,191 (37,487) (67.9%)
Total

other (expenses) income, net
(22,767) 2,585 (25,352) (980.7%)
Net income before tax 215,863 947,859 (731,996) (77.2%)
Income tax expense (37,775) (235,391) 197,616 (84.0%)
Net income 178,088 712,468 (534,380) (75.0%)
Net income attributable to Coronado Global
Resources, Inc. $ 178,088 $ 712,468 $ (534,380) (75.0%)

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

33
Coal Revenues
Coal

revenues

were

$2,163.1

million

for

the

nine

months

ended

September

30,

2023,

a

decrease

of

$658.2
million, compared to $2,821.3 million for the nine months ended September 30, 2022. The decrease was largely driven by

lower average

realized Met

price of

$221.5 per

Mt sold

compared to

$279.4 per

Mt sold

for the

nine
months ended September 30, 2022, combined with 0.7 MMt lower sales volume compared to the same period in
2022.

Other Revenues
Other revenues were $48.0 million for the nine months ended September 30, 2023, an increase of $14.8 million, compared to $33.2 million for the nine months ended September 30, 2022.

This increase was primarily driven by
a termination fee revenue from a coal sales contract cancelled at our U.S. Operations.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Total

cost of coal revenues was $1,262.9 million for the nine months ended September 30, 2023, an increase of
$122.4 million, compared to $1,140.5 million for the nine

months ended September 30, 2022.

Cost of coal revenues for

our Australian Operations in

the nine months ended September

30, 2023, were $85.6
million higher compared

to the same

period in 2022,

primarily driven

by additional

fleets mobilized

during 2023
to advance pre-strip overburden removal,

the continued impact of inflation

on labor,

contractor and other supply
costs, higher

maintenance

expenses following

a dragline

propel failure,

partially offset

by a

significant

build in
coal

inventories

from

saleable

production

exceeding

sales

volume

in

period compared

to

a draw

down

in

the
same period

in 2022,

lower purchase

coal and favorable

foreign exchange

rate on

translation of

our Australian
Operations

for

the

nine

months

ended

September

30,

2023,

of

A$/US$:

0.67

compared

to

0.71

for the

same
period

in

2022.

Cost

of

coal

revenues

for

our

U.S.

Operations

were

$36.8

million

higher

for

the

nine

months
ended

September

30,

2023,

compared

to the

same

period

in 2022,

also impacted

by

an elevated

inflationary
environment

and

higher

consumables

and

maintenance

costs

following

a

rock

intrusion

in

the

quarter

ended
September 30, 2023.
Depreciation, Depletion and Amortization
Depreciation, depletion

and amortization

was $113.1

million for the

nine months

ended September 30,

2023, a
decrease of

$13.8 million,

as compared

to $126.9

million for

the nine

months ended

September 30,

2022. The
decrease

was

associated

with

assets

fully

depreciated,

lower

depreciation

rates

following

annual

useful

life
review at

the

beginning

of

2023 and

favorable

average

foreign exchange

rate on

translation of

the

Australian
Operations,

partially

offset

by

additional

equipment

brought

into

service

during

the

twelve

months

since
September 30, 2022.
Freight Expenses
Freight

expenses

totaled

$192.5

million

for

the

nine

months

ended

September

30,

2023,

an

increase

of

$3.2
million, compared

to $189.3 million

for the nine

months ended

September 30,

2022. Our Australian

Operations
contributed

$4.4

million

to

the

increase

due

to

higher

rail

costs

primarily

driven

by

penalties

incurred

due

to
underutilization of

rail capacities

in our

Australian Operations,

partially offset

by lower

sales volumes

reducing
freight costs at our Australian Operations and U.S. Operations

.

Stanwell Rebate
The Stanwell

rebate was

$105.4 million

for the

nine months

ended September

30, 2023,

a decrease

of $18.8
million, as compared

to $124.2 million

for the nine

months ended

September 30,

2022. The decrease

was due
lower

realized

reference

coal

pricing

for

the

prior

twelve-month

period

applicable

to

the

nine

months

ended
September 30, 2023, used

to calculate the rebate

compared to the same

period in 2022 and

favorable average
foreign exchange rate on translation of the Australian

Operations.
Other Royalties
Other royalties were $268.6 million for the nine months ended September 30, 2023, a decrease of $31.1 million,
as

compared

to

$299.7

million

for

the

nine

months

ended

September

30,

2022.

Our

Australian

Operations
contributed

to

$27.7

million

of the

decrease

due

to

lower

average

realized

export

pricing

for

the

nine

months
ended September 30, 2023,

compared to the same period in 2022 and favorable average foreign exchange rate on translation

of the

Australian Operations,

partially offset

by the

adverse

impact

that the

new royalty

regime,
which was

effective from

July 1,

2022, had

in the

first half

of 2023 compared

to the

first half

of 2022

under the
old regime. The new royalty regime resulted in $58.7

million additional royalty costs in the 2023 period.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

34
Interest Expense, net
Interest expense, net was

$43.3 million in

the nine months ended

September 30, 2023, a

decrease of $8.7

million
compared to $52.0 million

for the nine months

ended September 30, 2022.

The decrease was due

to lower Notes
outstanding following redemptions since September 30,

2022.
Decrease (increase) in Provision for Discounting and

Credit Losses
Decrease in provision for

discounting and credit

losses of $4.3 million

in the nine months

ended September 30,
2023, a favorable

movement of $4.8

million compared to

increase in provision

for discounting and

credit losses
of $0.6 million for

the nine months ended September

30, 2022. The lower

provision was primarily driven by

timely
collection of certain overdue trade receivables

at December 31, 2022 during the

nine months ended September
30, 2023.
Other, net
Other, net was

$17.7 million in

the nine

months ended September

30, 2023,

a decrease of

$37.5 million

compared
to the

net gain

of $55.2

million

for the

nine months

ended

September 30,

2022. The

decrease

was

driven

by
lower foreign exchange gains on translation of short-term inter-entity balances in certain entities within the group that are denominated in currencies other than their

respective functional currencies.

Income Tax Expense
Income tax expense

of $37.8 million

for the nine

months ended September

30, 2023 decreased

by $197.6 million,
compared

to

$235.4

million

tax

expense

for

the

nine

months

ended

September

30,

2022,

primarily

driven

by
lower net income before tax in the 2023 period.

The income tax expense for the nine

months ended September 30, 2023 is based

on an annual effective tax rate
of 18.5%, which includes a discrete benefit of $2.1 million

relating to prior year for Australia.

Supplemental Segment Financial Data
Three months ended September 30, 2023 compared to

three months ended September 30, 2022
Australia
Three months ended September 30,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 2.6 2.4 0.2 7.1%
Total

revenues ($)
455,774 546,485 (90,711) (16.6)%
Coal revenues ($) 446,815 537,256 (90,441) (16.8)%
Average realized price per Mt sold ($/Mt) 172.3 221.8 (49.5) (22.3)%
Met sales volume (MMt) 1.8 1.7 0.1 7.2%
Met coal revenues ($) 419,032 518,010 (98,978) (19.1)%
Average realized Met price per Mt sold ($/Mt) 236.2 313.0 (76.8) (24.5)%
Mining costs ($) 310,727 241,674 69,053 28.6%
Mining cost per Mt sold ($/Mt) 121.7 99.8 21.9 21.9%
Operating costs ($) 487,864 458,405 29,459 6.4%
Operating costs per Mt sold ($/Mt) 188.2 189.3 (1.1) (0.6)%
Segment Adjusted EBITDA ($)

(32,353) 88,035 (120,388) (136.8)%
Coal

revenues

for

our

Australian

Operations,

for

the

three

months

ended

September

30,

2023,

were

$446.8
million, a decrease of

$90.4 million, or 16.8%, compared

to $537.3 million for

the three months ended September
30, 2022. This decrease was driven by lower average

realized Met coal price per Mt sold of $236.2 for the three
months ended September

30, 2023, compared to

$313.0 per Mt sold

for the same period

in 2022, when supply
in global

met coal

market was

readjusting from

the impact

of the

Russia and

Ukraine war.

The lower

realized
pricing was partially offset by higher sales volume of 0.2 MMt compared to the same period in 2022. Production,
and sales,

performance in

the three

months ended

September 30,

2022, was

impacted by

unprecedented wet
weather events at our Australian Operations.
Operating costs were $487.9

million, an increase of

$29.5 million or

6.4%, for the

three months ended September
30, 2023, compared to $458.4 million for the three

months ended September 30, 2022. The increase was largely

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

35
driven

by

additional

fleets

mobilized

in

2023

to

advance

pre-strip

overburden

removal,

continued

inflationary
pressures

on contractor

and supply

costs, higher

freight expense

and

increased

third-party

coal purchases

to
meet sales commitments. This was partially offset by favorable average foreign exchange rates on translation of the Australian

Operations. Mining

cost per

Mt sold for

the three

months ended

September 30,

2023, increased
by $21.9 to $121.7,

compared to the same

period in 2022, driven

by higher mining costs, partially

offset by higher
sales volumes.
Segment Adjusted EBITDA

decreased by $120.4

million, or 136.8%,

to an EBITDA

loss of $32.4

million for the
three months ended September 30, 2023, compared to $88.0 million for the three months ended September 30,
2022, largely driven by lower coal revenues and higher

operating costs.
United States
Three months ended September 30,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 1.5 1.7 (0.2) (11.3)%
Total

revenues ($)
262,056 328,172 (66,116) (20.1)%
Coal revenues ($) 260,488 326,453 (65,965) (20.2)%
Average realized price per Mt sold ($/Mt) 172.6 193.1 (20.5) (10.6)%
Met sales volume (MMt) 1.4 1.6 (0.2) (15.9)%
Met coal revenues ($) 232,870 309,609 (76,739) (24.8)%
Average realized Met price per Mt sold ($/Mt) 170.2 191.6 (21.4) (11.2)%
Mining costs ($) 175,883 132,380 43,503 32.9%
Mining cost per Mt sold ($/Mt) 119.3 81.4 37.9 46.6%
Operating costs ($) 215,153 182,031 33,122 18.2%
Operating costs per Mt sold ($/Mt) 142.6 107.0 35.6 33.3%
Segment Adjusted EBITDA ($)

47,630 145,890 (98,260) (67.4)%
Coal revenues

decreased by

$66.0 million,

or 20.2%,

to $260.5

million for

the three

months ended

September
30,

2023,

compared

to

$326.5

million

for

the

three

months

ended

September

30,

2022.

This

decrease

was
primarily

a result

of

lower

average

realized

Met

price

per

Mt sold

for

the

three

months

ended

September

30,
2023, which was

$20.5 per Mt

sold below for

the same

period in

2022, due to

lower coal

price indices

albeit at
the back of a less volatile coal market. Coal revenues were also impacted by lower sales volume of 0.2 MMt due to adverse geological conditions impacting production

at our Buchanan mine complex.
Operating costs

increased by

$33.1 million,

or 18.2%,

to $215.2 million

for the three

months ended

September
30, 2023, compared

to operating

costs of

$182.0 million

for the

three months

ended September

30, 2022.

The
increase

was largely

driven by

higher mining

costs due

to continued

impact

of inflation

on supplies

and

labor
costs

and

a

higher

drawdown

of

coal

inventories,

resulting

from

lower

sales

production

volumes

outweighing
lower sales

volume when

comparing the

third quarter

of 2023

to the

third quarter

of 2022.

Sales volume

exceeding
saleable production in the period. The increase in mining costs was partially offset by lower freight expense from lower sales on FOB terms and lower royalties as a result

of lower coal revenues.

Segment Adjusted EBITDA of

$47.6 million for

the three months ended

September 30, 2023, decreased

by $98.3
million compared

to $145.9

million for

the three

months ended

September 30,

2022, primarily

driven by

lower
average realized Met price per Mt sold and higher operating

costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended September 30,
2023 2022 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 12,221 $ 10,405 $ 1,816 17.5%
Other, net (322) (56) (266) n/m
Total

Corporate and Other Adjusted EBITDA

$ 11,899 $ 10,349 $ 1,550 15.0%
n/m – Not meaningful for comparison.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

36
Corporate and

other costs

of $11.9

million for

the three

months ended

September 30,

2023, were

$1.6 million
higher

compared

to

$10.3

million

for

the

three

months

ended

September

30,

2022,

due

to

timing

of

certain
corporate costs.
Mining

and

operating

costs

for

the

three

months

ended

September

30,

2023

compared

to

three
months ended September 30, 2022
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended September 30, 2023
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 501,021 $ 236,478 $ 12,488 $ 749,987
Less: Selling, general and administrative
expense — — (12,221) (12,221)
Less: Depreciation, depletion and amortization (13,157) (21,325) (267) (34,749)
Total operating costs 487,864 215,153 — 703,017
Less: Other royalties (80,726) (11,974) — (92,700)
Less: Stanwell rebate (37,100) — — (37,100)
Less: Freight expenses (49,712) (22,034) — (71,746)
Less: Other non-mining costs (9,599) (5,262) — (14,861)
Total mining costs 310,727 175,883 — 486,610
Sales Volume excluding non-produced

coal
(MMt) 2.6 1.5 — 4.0
Mining cost per Mt sold ($/Mt) 121.7 119.3 — 120.8
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

ended September 30, 2023

compared to
three months ended September 30, 2022
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended September 30,
2023 2022 Change %
(in US$ thousands)
Met sales volume (MMt) 3.1 3.3 (0.2) (4.3)%
Met coal revenues ($) 651,902 827,619 (175,717) (21.2)%
Average realized Met price per Mt sold ($/Mt) 207.4 253.0 (45.6) (18.0)%

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

37
Nine months ended September 30, 2023 compared to

Nine months ended September 30, 2022
Australia
Nine months ended September 30,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 7.2 7.5 (0.3) (3.8)%
Total

revenues ($)
1,286,242 1,730,172 (443,930) (25.7)%
Coal revenues ($) 1,260,741 1,701,901 (441,160) (25.9)%
Average realized price per Mt sold ($/Mt) 174.0 225.9 (51.9) (23.0)%
Met sales volume (MMt) 5.0 5.0 — 0.5%
Met coal revenues ($) 1,195,413 1,615,364 (419,951) (26.0)%
Average realized Met price per Mt sold ($/Mt) 238.5 323.9 (85.4) (26.4)%
Mining costs ($) 772,561 648,965 123,596 19.0%
Mining cost per Mt sold ($/Mt) 107.8 89.3 18.5 20.7%
Operating costs ($) 1,249,490 1,206,022 43,468 3.6%
Operating costs per Mt sold ($/Mt) 172.5 160.1 12.4 7.7%
Segment Adjusted EBITDA ($)

35,580 523,319 (487,739) (93.2)%
Coal

revenues

for

our

Australian

Operations

for

the

nine

months

ended

September

30,

2023,

were

$1,260.7
million,

a

decrease

of

$441.2

million,

or

25.9%,

compared

to

$1,701.9

million

for

the

nine

months

ended
September 30, 2022. This decrease was driven by lower average realized Met price per Mt sold of $238.5,

$85.4
per Mt lower compared to $323.9 per Mt

sold for the nine months ended September

30, 2022, as Met coal price
index

rebalanced

from

record

highs

achieved

in

2022,

particularly

in

the

first

half

of

2022,

as

steel

demand
weakened. Coal

revenues were

further impacted

by significant

wet weather

events and

equipment breakdown
and their associated recovery time resulting in

sales volumes 0.3 MMt lower compared to

the nine months ended
September 30, 2022.

Operating costs increased by $43.5 million, or 3.6%, for the nine months ended September 30, 2023, compared
to

the

nine

months

ended

September

30,

2022,

primarily

driven

by

higher

mining

costs

and

freight

expense.
Mining costs were $123.6 million higher for the nine

months ended September 30, 2023, due to additional

fleets
mobilized in 2023

to advance

pre-strip overburden

removal, the

continued impact

of inflation on

contractor and
supply costs,

and costs

associated

with equipment

breakdown. This

increase was

partially offset

by favorable
average

foreign

exchange

on

translation

of

our

Australian

Operations

and

lower

Stanwell

rebate

and

other
royalties

expense.

Increase

in

costs

and

lower

sales

volumes

saw

Mining

and

Operating

costs

per

Mt

sold
increased by $18.5 and $12.4, respectively,

compared to the same period in 2022.

For the

nine months

ended September

30, 2023,

Adjusted EBITDA

of $35.6

million, were

$487.7 million

lower
compared to $523.3 million for the nine months ended September 30, 2022. This decrease was a result of lower coal revenues

and higher mining and operating costs.

United States
Nine months ended September 30,
2023 2022 Change %
(in US$ thousands)
Sales volume (MMt) 4.5 4.9 (0.4) (8.1)%
Total

revenues ($)
924,828 1,124,314 (199,486) (17.7)%
Coal revenues ($) 902,352 1,119,433 (217,081) (19.4)%
Average realized price per Mt sold ($/Mt) 201.2 230.5 (29.3) (12.6)%
Met sales volume (MMt) 3.9 4.7 (0.8) (18.4)%
Met coal revenues ($) 773,184 1,098,186 (325,002) (29.6)%
Average realized Met price per Mt sold ($/Mt) 199.5 232.4 (32.9) (14.0)%
Mining costs ($) 437,860 396,562 41,298 10.4%
Mining cost per Mt sold ($/Mt) 101.6 85.0 16.6 19.8%
Operating costs ($) 579,922 547,632 32,290 5.9%
Operating costs per Mt sold ($/Mt) 129.3 112.8 16.5 14.8%
Segment Adjusted EBITDA ($)

349,160 578,183 (229,023) (39.6)%
Coal revenues

decreased by

$217.1 million,

or 19.4%,

to $902.4 million

for the nine

months ended

September
30,

2023,

compared

to

$1,119.4

million

for

the

nine

months

ended

September

30,

2022.

This

decrease

was

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

38
primarily due to lower average realized

Met price per Mt sold for

the nine months ended September

30, 2023 of
$199.5 compared to $232.4

per Mt sold for

the same period in

2022, product mix

skewed towards lower

quality
Met coal

and lower

sales volume

driven by

lower production

which was

impacted by

adverse geological

conditions
and wet weather events in the 2023 period.

Operating costs of

$580.0 million were

$32.3 million higher

compared to $547.6 million

for the nine

months ended
September

30,

2023.

Mining

costs

contributed

$41.3

million

of

the

increase

driven

by

continued

inflationary
impact on

labor and

supply

costs

and unplanned

maintenance

costs. Mining

and Operating

costs per

Mt sold
increased by $16.6

and $16.5, respectively, due to

lower sales volume

and higher costs

in the

nine months ended
September 30, 2023.
Adjusted EBITDA of $349.2

million decreased by $229.0

million, or 39.6%, for

the nine months ended

September
30,

2023,

compared

to

$578.2

million

for

the

nine

months

ended

September

30,

2022.

This

decrease

was
primarily driven by lower coal revenues

and higher mining and operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Nine months ended September 30,
2023 2022 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 29,976 $ 28,657 $ 1,319 4.6%
Other, net (888) (78) (810) n/m
Total

Corporate and Other Adjusted EBITDA

$ 29,088 $ 28,579 $ 509 1.8%
n/m – Not meaningful for comparison.
Corporate and

other costs

of $29.1

million for

the nine

months

ended September

30, 2023,

were $0.5

million
higher

compared

to

$28.6

million

for

the

nine

months

ended

September

30,

2022,

due

to

timing

of

certain
corporate costs.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

39
Mining and operating costs

for the Nine

months ended September 30,

2023 compared to Nine

months
ended September 30, 2022
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Nine months ended September 30, 2023
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 1,297,492 $ 644,168 $ 30,780 $ 1,972,440
Less: Selling, general and administrative
expense — — (29,976) (29,976)
Less: Depreciation, depletion and amortization (48,002) (64,246) (804) (113,052)
Total operating costs 1,249,490 579,922 — 1,829,412
Less: Other royalties (231,443) (37,163) — (268,606)
Less: Stanwell rebate (105,357) — — (105,357)
Less: Freight expenses (120,747) (71,795) — (192,542)
Less: Other non-mining costs (19,382) (33,104) — (52,486)
Total mining costs 772,561 437,860 — 1,210,421
Sales Volume excluding non-produced

coal
(MMt) 7.2 4.3 — 11.5
Mining cost per Mt sold ($/Mt) 107.8 101.6 — 105.5
Nine months ended September 30, 2022
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 1,270,397 $ 609,291 $ 29,524 $ 1,909,212
Less: Selling, general and administrative
expense — — (28,657) (28,657)
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
(MMt) 7.3 4.7 — 11.9
Mining cost per Mt sold ($/Mt) 89.3 85.0 — 87.6
Average realized Met

price per Mt

sold for the

Nine months ended

September 30, 2023

compared to
Nine months ended September 30, 2022
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Nine months ended September 30,
2023 2022 Change %
(in US$ thousands)
Met sales volume (MMt) 8.9 9.7 (0.8) (8.7)%
Met coal revenues ($) 1,968,597 2,713,550 (744,953) (27.5)%
Average realized Met price per Mt sold ($/Mt) 221.5 279.4 (57.9) (20.7)%

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

40
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended September
30,
Nine months ended September
30,
(in US$ thousands) 2023 2022 2023 2022
Reconciliation to Adjusted EBITDA:
Net (loss) income
$
(21,083)
$
150,575
$
178,088
$
712,468
Add: Depreciation, depletion and amortization 34,749 37,508 113,052 126,901
Add: Interest expense (net of interest income)

14,496 17,220 43,341 52,034
Add: Other foreign exchange gains (7,859) (31,917) (17,265) (55,064)
Add: Loss on extinguishment of debt 1,385 — 1,385 —
Add: Income tax expense (18,230) 51,423 37,775 235,391
Add: Losses on idled assets 456 (1,221) 3,531 621
Add: (Decrease) increase in provision for
discounting and credit losses (536) (12) (4,255) 572
Adjusted EBITDA

$
3,378
$
223,576
$
355,652
$
1,072,923
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

operations,
working capital,

capital

expenditure,

debt

service

obligations,

business

or assets

acquisitions

and

payment

of
dividends. Based

on our

outlook for

the next

twelve months,

which is

subject to

completion of

the SGI

Transaction,
continued changing demand from our customers, volatility in coal prices, ongoing interruptions and uncertainties surrounding China’s import restrictions, such as trade barriers imposed by China on Australian sourced coal and the

uncertainty

of

impacts

from

ongoing

civil

unrest

and

wars,

we

believe

expected

cash

generated

from
operations together with available borrowing facilities

and other strategic and financial

initiatives, will be sufficient
to meet

the needs

of our

existing operations,

capital expenditure,

service our

debt obligations

and, if

declared,
payment of dividends.

Under

the

Senior

Secured

Notes

Indenture,

upon

a

change

of

control,

we

are

required

to

make

an

offer

to
purchase the Notes from the holders at a

price of 101% of the principal amount thereof,

plus accrued and unpaid
interest.

Under the New ABL Facility,

a change of control constitutes a Review Event pursuant to which the Lenders may request to meet

and consult with

us to agree

a strategy to

address the relevant

Review Event including

but not
limited to a restructure

of the terms of the

New ABL Facility to

the satisfaction of the

Lenders. Refer to Note

10.
“Interest Bearing Liabilities” for further information.
Our ability to generate sufficient cash

depends on our future performance,

which may be subject to a number

of
factors

beyond

our

control,

including

general

economic,

financial

and

competitive

conditions

and

other

risks
described in this

document, and Part

I, Item 1A. “Risk

Factors” of our

Annual Report on

Form 10-K for the

year
ended December 31,

2022, filed

with the SEC

and ASX on

February 21, 2023

, and Part

II, Item

1A. “Risk Factors”
of our Quarterly Report

on Form 10-Q for

the quarterly period ended March

31, 2023, filed with

the SEC and ASX
on May 8, 2023.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

41
Liquidity as of September 30, 2023 and December 31,

2022 was as follows:
(in US$ thousands)
September 30,
2023
December 31,
2022
Cash, excluding restricted cash

$ 336,845 $ 334,378
Short term deposits 21,618 —
Availability under the Predecessor ABL Facility — 100,000
Availability under the New ABL Facility (1) 128,382 —
Total

$ 486,845 $ 434,378
(1)
The New ABL Facility

provides for up to

$150.0 million in borrowings,

including a $100.0 million

sublimit for the issuance
of letters of credit,

of which $21.6 million

has been issued, and

$70.0 million sublimit as

a revolving credit facility.

The letter
of credit sublimit contributes to our liquidity as the Company has the ability to replace cash collateral, provided in the form of
restricted deposits, with letters of credit allowing the release of such restricted deposits to cash and cash equivalents.

Our total indebtedness as of September 30, 2023 and

December 31, 2022 consisted of the following:
(in US$ thousands)
September 30,
2023
December 31,
2022
Current installments of interest bearing liabilities $ 242,326 $ 242,326
Current installments of other financial liabilities and finance lease obligations
4,040 4,585
Other financial liabilities and finance lease obligations, excluding current
installments 5,748 8,336
Total

$ 252,114 $ 255,247
Liquidity
As

of

September

30,

2023,

available

liquidity

was

$486.8 million,

comprised

of

cash

and

cash

equivalents
(excluding restricted cash) of $336.8

million, unrestricted short term deposits

of $21.6 million and $128.4 million
of available borrowings under our New ABL Facility.

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

2023, the

outstanding

principal

amount of

our Notes

was

$242.3 million

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

42
Based on information that

we are currently aware

of, on completion of

the SGI Transaction, a “Change

of Control”
as defined under

the terms of

the Notes may

occur. Refer to Part

I, Item

I. Financial Statements,

Note 10. “Interest
Bearing Liabilities” for further information.

As of September 30, 2023, we were in compliance with

all applicable covenants under the Indenture.
New ABL Facility
On May 8, 2023, we entered into

a senior secured asset-based revolving credit agreement in

an initial aggregate
amount of $150.0 million, or the New ABL Facility.

On August 3, 2023, the Company

satisfied all conditions precedent

under the New ABL Facility,

at which time it
became effective and replaced the predecessor

ABL Facility.

The New

ABL Facility

matures in

August 2026

and provides

for up

to $150.0

million in

borrowings, including

a
$100.0 million sublimit for the issuance

of letters of credit and $70.0

million sublimit as a revolving

credit facility.
Availability under the New

ABL Facility is

limited to an

eligible borrowing base, determined

by applying customary
advance rates to eligible accounts receivable and inventory.
Borrowings under the New

ABL Facility bear interest

at a rate per

annum equal to applicable

rate of 2.80% and
BBSY,

for loans denominated in A$, or SOFR, for loans

denominated in US$, at the Borrower’s election.

Subject

to

customary

grace

periods

and

notice

requirements,

the

New

ABL

Facility

also

contains

customary
events of default.
Based on information

that we are

currently aware of,

on completion of

the SGI Transaction,

a “Change of

Control”
as defined under the terms of the

New ABL Facility may occur. Refer to Part I, Item I.

Financial Statements, Note
10. “Interest Bearing Liabilities” for further information.

As

at

September

30,

2023,

letter

of

credit

sublimit

had

been

partially

used

to

issue

$21.6

million

of

bank
guarantees

on

behalf

of

the

Company

and

no

amounts

were drawn

and

no

letters

of credit

were

outstanding
under

the

revolving

credit

sublimit

of

New

ABL

Facility.

As

at

September

30,

2023,

the

Company

was

in
compliance with all applicable covenants under the New

ABL Facility.
Predecessor ABL Facility
On August 3, 2023, the Company satisfied all conditions precedent under the New ABL Facility at which time the
New ABL Facility replaced

the predecessor ABL Facility.

As a result of the

early termination of

the predecessor
ABL Facility,

the Company

recorded a

loss on

debt extinguishment

of $1.4

million in

its unaudited

Condensed
Consolidated Statement of Operations and Comprehensive Income for each of the three and nine months ended
September 30, 2023.

Bank Guarantees and Surety Bonds
We

are

required

to

provide

financial

assurances

and

securities

to

satisfy

contractual

and

other

requirements
generated in the

normal course of

business. Some of

these assurances are provided

to comply with

state or other
government agencies’ statutes and regulations.

As required by certain agreements,

we had cash collateral in the form

of deposits in the amount of $67.9

million
and

$89.1

million

as

of

September

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

2023,

no

letter

of

credit

was

outstanding

after

the

expiration

or

termination

date

and

no

cash
collateral was required.
For the U.S. Operations

in order to

provide the required

financial assurance, we

generally use surety

bonds for
post-mining

reclamation.

We

can

also

use

bank

letters

of

credit

to

collateralize

certain

obligations.

As

of
September 30, 2023,

we had outstanding

surety bonds of

$40.9 million and

letters of credit

of $16.8 million

issued
from our available

bank guarantees

under the New

ABL Facility,

to meet contractual

obligations under

workers
compensation insurance and to secure other obligations

and commitments.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

43
For the Australian

Operations, we had bank

guarantees outstanding of $24.1

million,

including $4.9 million issued
from the New ABL

Facility,

as at September 30,

2023, primarily in respect

of certain rail and

port arrangements
of the Company.

As

at

September

30,

2023,

we

had

total

outstanding

bank

guarantees

provided

of

$40.9

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
On

August

7,

2023,

our

Board

of

Directors

declared

a

bi-annual

fully

franked

fixed

ordinary

dividend

of

$8.4
million, or 0.5 cents per CDI. On September 19, 2023,

the Company paid $8.3 million, net of $0.1 million foreign
exchange loss on payment of dividends to certain CDI

holders who elected to be paid in Australian dollars.
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
Cash Flow
Nine months ended September 30,
(in US$ thousands) 2023 2022
Net cash provided by operating activities $ 223,681 $ 945,384
Net cash used in investing activities (183,028) (150,670)
Net cash used in financing activities (23,005) (483,854)
Net change in cash and cash equivalents

17,648 310,860
Effect of exchange rate changes on cash and restricted

cash

(15,180) (50,144)
Cash and restricted cash at beginning of period

334,629 437,931
Cash and restricted cash at end of period

$ 337,097 $ 698,647
Operating activities
Net cash

provided by

operating activities

was $223.7

million for

the nine

months ended

September 30,

2023,
compared to $945.4 million

for the nine

months ended September 30,

2022. The decrease in

cash from operating
activities was driven

by the lower

coal revenues, higher

operating costs and

income tax paid

during the period,
including $107.6 million relating to 2022 taxable income.
Investing activities
Net

cash

used

in

investing

activities

was

$183.0

million
for

the

nine

months

ended

September

30,

2023,
compared to $150.7 million for the nine months ended September 30, 2022. Cash spent on capital expenditures for the

nine months

ended September

30, 2023

was $182.4

million, of

which $

44.3 million

was related

to the
Australian Operations and $ 138.1 million was related

to the U.S. Operations.

Financing activities
Net cash used

in financing activities was

$23.0 million
for the nine

months ended September 30,

2023, compared
to cash

used in

financing

activities

of $483.9

million for

the nine

months ended

September 30,

2022. The

net
cash

used

in

financing

activities

for

the

nine

months

ended

September

30,

2023

largely

related

to

dividends
payment of $16.8

million, payment of

deferred debt issuance

costs for the

New ABL Facility

of $3.4 million

and
repayment of borrowings and other financial liabilities

of $2.8 million.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

44
Included in net cash used in financing activities

for the nine months ended September

30, 2022, were dividends
paid of $473.9 million and repayment of borrowings and

other financial liabilities of $10.0 million.
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

Form 10-Q September 30, 2023

45
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

30, 2023,

we had
$26.7

million

of

outstanding

provisionally

priced

receivables

subject

to

changes

in

the

relevant

price

index.

If
prices decreased 10%, these provisionally

priced receivables would decrease by

$2.7 million. See Item

1A. “Risk
Factors—Our profitability

depends upon

the prices

we receive

for our

coal. Prices

for coal

are volatile

and can
fluctuate widely

based upon

a number

of factors

beyond our

control” in

our Annual

Report on

Form 10-K

filed
with the SEC and ASX on February 21, 2023.

Diesel Fuel
We may

be exposed

to price

risk in

relation to

other commodities

from time

to time

arising from

raw materials
used in our

operations (such

as gas

or diesel).

The expectation

of future

prices for

diesel depends

upon many
factors

beyond

our

control.

The

current

Israel-Palestine

conflict

could

create

significant

uncertainty

regarding
interruptions to global oil supply causing significant

volatility in prices of related commodities,

including the price

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

46
of diesel fuel we

purchase. These commodities

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

2023,

we

had

$252.1

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

$34.4 million and $86.1
million for the three and nine months ended September

30, 2023, respectively.
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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of

September 30,

2023, we

had financial

assets of

$690.1 million,

comprising

of cash

and restricted

cash,
trade receivables and

restricted and other

deposits, which are

exposed to counterparty

credit risk. These

financial
assets

have

been

assessed

under

ASC

326,
Financial

Instruments

–

Credit

Losses
,

and

a

provision

for
discounting and credit losses of $0.8 million was recorded

as of September 30, 2023.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

47
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

Form 10-Q September 30, 2023

48
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal and

regulatory proceedings. For a description of our significant legal proceedings
refer

to

Note 16. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I, Item 1. “Financial

Statements” of

this Quarterly

Report on

Form 10-Q,

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

SEC and ASX on May 8, 2023.
Consummation

of the

proposed SGI

Transaction

may constitute

a change

of control

under our

Senior
Secured

Notes

Indenture

and

our

New

ABL

Facility,

which

could

materially

and

adversely

affect

our
business, financial condition and results of operations

.
On September

25, 2023,

the Sellers

advised the

Company that

the Sellers

had entered

into a

MIPA

with SGI.
The Company understands that, pursuant to the terms of the

MIPA, the Sellers agreed to sell all of their interests
in

Coronado

Group

LLC

to

a

wholly-owned

subsidiary

of

SGI

in

the

SGI

Transaction.

For

a

more

detailed
description of

the SGI

Transaction

refer to

Note 17.

“Related Party

Transactions”

to the

unaudited condensed
consolidated financial

statements included

in Part

I, Item

1. “Financial

Statements” of

this Quarterly

Report on
Form 10-Q, which information is incorporated by reference

herein.

Energy & Minerals Group has

reported that following the closing

of the SGI Transaction

,

the timing of which the
Company is not aware, SGI will be the direct or indirect owner of Coronado Group LLC. Coronado Group LLC is
currently

the

direct

owner

of

845,061,399

CDIs

(representing

a

beneficial

interest

in

84,506,140

shares

of
common stock, or 50.4% of the Company’s

outstanding total common stock) and the one Series

A Share.

The consummation

of the

proposed SGI

Transaction

may constitute

a change

of control

under the

Company’s
Senior Secured

Notes

Indenture,

dated as

of May

12,

2021, pursuant

to which

the Company

has issued

and
outstanding approximately $242.3 million

aggregate principal amount of

its 10.750% Senior Secured Notes

due
2026, or the Notes, as of September 30, 2023. Upon a change of control, Coronado

Finance Pty Ltd., the issuer
of the

Notes, is

required to

offer

to repurchase

all or

any part

of a

holder’s Notes

at a

purchase price

in cash
equal to

101% of

the principal

amount thereof,

plus accrued

and unpaid

interest, if

any,

to, but

excluding, the
date

of

repurchase,

subject

to

the

terms

and

conditions

of

the

indenture.

Failure

to

consummate

a

required
repurchase

offer,

whether

as a

result

of lack

of sufficient

funds

or otherwise

,

is an

event

of default

under

the
Senior Secured

Notes Indenture

that would

accelerate the

maturity of

the Notes

and permit

holders to

pursue
available remedies.

The consummation of the proposed

SGI Transaction may also constitute a change of

control under our New ABL
Facility.

A

change

of

control,

under

the

New

ABL

Facility

constitutes

a

Review

Event,

pursuant

to

which

the
Lenders

may

request

to

meet

and

consult

with

us

to

agree

a

strategy

to

address

the

relevant

Review

Event
including but not limited

to, a restructure of

the terms of the

New ABL Facility to

the satisfaction of the

Lenders,
for

example

any

unpaid

amounts

may

become

due

and

payable

or

existing

undrawn

commitments

may

be
cancelled. As of September 30,

2023, the Company had drawn

down $21.6 million of

borrowings and had $128.4
million of undrawn commitments under our New ABL

Facility.

Should these potential

events collectively occur,

we may need

to seek to

refinance the Notes,

replace the New
ABL Facility,

raise new

capital through

a public

offering or

modify existing

or future

capital expense

projects to
restore the Company’s liquidity.

Although we would expect to have numerous options available to us to address our liquidity needs, there is no assurance that the Company will be able to refinance the Notes, replace the

New
ABL Facility,

raise

new

capital

through

a public

offering

or modify

existing

capital

expense

projects,

on terms
which are favorable to us, in which case

and taken as a whole, our liquidity profile

could deteriorate which could
materially and adversely affect our financial condition.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

49
Uncertainty

about

the

effects

of

the

SGI

Transaction

may

affect

our

potential

and

existing

financial
arrangements

and

customer

relationships,

including

contractual

rights

triggered

upon

a

change

of
control in

connection with

the SGI

Transaction,

and may

materially and

adversely affect

our business,
results of operations and financial condition.
Certain contract counterparties,

including customers, suppliers

and third-party providers

may assert contractual
rights, such as consent or termination rights that may be triggered by the consummation of the SGI Transaction.
In relation to the arrangements

with Stanwell, we are required

to request Stanwell’s

prior consent to the change
of control that is expected to occur on consummation of the SGI Transaction. Stanwell must either give or refuse to give consent within a specified period following receipt

of the request, and may only refuse to consent

if in its’
reasonable opinion,

it determines,

that the

SGI Transaction

will have

a material

adverse effect

on the

financial
ability of Coronado Curragh

Pty Ltd to perform

its obligations under

the Stanwell agreements.

In circumstances
where consent is

not obtained, the

Company would

seek to

find mutually

agreeable alternative

terms on which
Stanwell would consent to the change in control.

The Company is also required to request Aurizon’s consent to the change of control that is expected to occur on consummation

of

the

SGI

Transaction

under

the

Aurizon

UT5

Rail

Access

Agreement.

A

failure

to

obtain
Aurizon’s consent to the

consummation of the SGI

Transaction will constitute a breach of

the agreement, entitling
Aurizon to legal or equitable remedies which may include termination of the agreement.
For a number of

customers and supplier agreements, including

contractor agreements, the completion of

the SGI
Transaction

may

trigger

a

financial

or

suitability

assessment

by

the

counterparty,

which

may

entitle

the
counterparty

to

terminate

the

agreement,

request

further

security

or

seek

amendments

to

the

terms

of

the
agreement. The

termination

of these

arrangements, or

the requirement

to provide

further security,

could harm
our

relationships

with

such

third

parties

and

could

have

a

material

adverse

effect

on

our

business,

financial
condition, and results of operations.

Consummation

of

the

SGI

Transaction

will

also

constitute

a

“changed

holder

event”

for

the

purposes

of
Queensland

financial

provisioning

legislation

relating

to

rehabilitation

obligations

for

the

Curragh

mining
tenements, which

may result

in the

Queensland

government reviewing

the “risk

category” to

which the

mining
tenements

are

allocated

(i.e.,

very

low,

low,

moderate

or

high),

which

may

require

us

to

provide

further
contribution or surety to the Queensland government.

Following the consummation

of the SGI

Transaction, we

expect that

SGI through

Coronado Group

LLC
will

have

significant

influence

over

corporate

matters,

including

control

over

certain

decisions

that
require the approval of stockholders.
The Special Committee is reviewing

the terms of the Certificate

of Incorporation regarding the Series A

Preferred
Stock and the terms

of the Stockholder’s Agreement

dated as of September 24,

2018 between the Company and
Coronado Group LLC

to evaluate whether

the rights ascribed

collectively to “EMG”

(as defined thereunder)

will
inure to

SGI as

the new

owner of

the Coronado

Group LLC.

Even apart

from those

rights, SGI

as the

indirect
owner of a majority of the Company’s common

stock will have significant influence over corporate

matters.
Further,

uncertainty

about

the

timing

of;

and

effects

of

the

SGI

Transaction

on

counterparties

to

contracts,
employees

and

other

parties

may

have

an

adverse

effect

on

us.

These

uncertainties

could

cause

contract
counterparties and

others who

deal with

us to

seek to

terminate or

amend their

existing business

relationships
with us, and may

impair our ability

to attract, retain

and motivate key

personnel for a

period of time

prior to and
following the consummation of the SGI

Transaction. As a result, uncertainties regarding the timing of;

and impact
of the

SGI Transaction on

our business

strategy may have

a material

and adverse

effect on our

business, financial
condition and results of operations.
ITEM

2.

UNREGISTERED

SALES

OF

EQUITY

SECURITIES,

USE

OF

PROCEEDS

AND

ISSUER
PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.

DEFAULTS

UPON SENIOR SECURITIES
None.

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

50
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
ITEM 5.

OTHER INFORMATION
During the

quarter ended

September 30,

2023, no

director or

officer

(as defined

in Rule

16a-1(f) promulgated
under the Exchange

Act) of the

Company
adopted

or
terminated

a “Rule

10b5-1 trading arrangement”

or “
non-
Rule
10b5-1

trading arrangement” (as each term is defined in Item 408

of Regulation S-K).

Coronado Global Resources Inc.

Form 10-Q September 30, 2023

51
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
10.1
Second Amendment to Syndicated Facility Agreement, dated as of July 1, 2023, among
Citibank, N.A., as administrative agent, Coronado Coal Corporation, as U.S. Borrower,
Coronado Finance Pty Ltd, as Australian Borrower, and the other Loan Parties, Administrative
Agent and the lenders named therein (filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K (File No. 000-56044) filed on July 6, 2023 and incorporated herein by reference)*
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

Form 10-Q September 30, 2023

52
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: November 8, 2023