Form 10-K
period 2023-12-31
Coronado Global Resources Inc.
filed 2024-02-20
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-K
___________________________________________________
(Mark One)
☒

ANNUAL REPORT

PURSUANT TO

SECTION 13 OR

15(d) OF THE

SECURITIES EXCHANGE

ACT
OF 1934
For the fiscal year ended
December 31, 2023
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

☒

No

☐
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

☐
Indicate by check mark whether any of those

error corrections are restatements that required

a recovery analysis of incentive-based
compensation received by any of

the registrant’s executive officers

during the relevant recovery period

pursuant to §240.10D-1(b).
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

2023, the last business

day of the

registrant’s most recently completed

second
fiscal quarter, as reported on the Australian Securities Exchange, was $
842,598,099
.
The total

number of

shares of

the registrant’s

common stock,

par value

$0.01 per

share, outstanding

on December

31, 2023,

including
shares of common stock underlying the issued and outstanding CDIs, was
167,645,373
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of

the registrant’s

proxy statement

to be

filed with

the Securities

and Exchange

Commission in

connection with

the registrants
2024 annual

meeting of

stockholders are

incorporated by

reference into

Part III

of this

Annual Report

on Form

10-K. Documents
incorporated by reference in this report are listed in the Exhibit Index of this Annual Report on Form

10-K.

Steel starts here.
Annual Report on Form 10-K for the year ended December

31, 2023.

Page
Number
PART I
Item 1.

Business
8
Item 1A.

Risk Factors
36
Item 1B.
Unresolved Staff Comments
66
Item 1C.
Cybersecurity
66
Item 2.

Properties
68
Item 3.
Legal Proceedings
91
Item 4.
Mine Safety Disclosures
92
PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities
93
Item 6.
[Reserved]
94
Item 7.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

95
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
111
Item 8.

Financial Statements and Supplementary Data
114
Item 9.
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
155
Item 9A.
Controls and Procedures
156
Item 9B.
Other Information
158
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent
Inspections
158
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
159
Item 11.
Executive Compensation
159
Item 12.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
159
Item 13.
Certain Relationships and Related Transactions, and Director
Independence
159
Item 14.
Principal Accountant Fees and Services
159
PART IV
Item 15.
Exhibits, Financial Statement Schedules
160
Item 16.

Form 10-K Summary
164
SIGNATURES
165

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

in 2022
by the

Queensland

State Government

in Australia

introducing higher

tiers to

the coal

royalty rates
applicable to our Australian Operations;
•

concerns

about

the

environmental

impacts

of

coal

combustion

and

greenhouse

gas,

or

GHG
emissions, relating

to mining

activities,

including

possible

impacts on

global

climate issues,

which
could result in increased regulation of coal

combustion and requirements to reduce

GHG emissions
in many

jurisdictions,

including

federal and

state government

initiatives

to control

GHG

emissions
could increase costs associated

with coal production and consumption,

such as costs for

additional
controls

to

reduce

carbon

dioxide

emissions

or

costs

to

purchase

emissions

reduction

credits

to
comply

with

future

emissions

trading

programs,

which

could

significantly

impact

our

financial
condition

and

results

of

operations,

affect

demand for

our products

or our

securities

and

reduced
access to capital and insurance;
•

the impact of the SGI Transaction (as defined in Item 1.

“Business”), including the impact of the SGI
Transaction on change of control and related

provisions in material agreements;
•

severe financial hardship,

bankruptcy, temporary or permanent shut

downs or operational

challenges
of

one

or

more

of

our

major

customers,

including

customers

in

the

steel

industry,

key
suppliers/contractors,

which

among

other

adverse

effects,

could

lead

to

reduced

demand

for

our
coal,

increased

difficulty

collecting

receivables

and

customers

and/or

suppliers

asserting

force
majeure or other reasons for not performing their contractual obligations to us;

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

Factors.”
We

make

many

of

our

forward-looking

statements

based

on

our

operating

budgets

and

forecasts,

which

are
based upon

detailed assumptions.

While we

believe that

our assumptions

are reasonable,

we caution

that it

is
very difficult to

predict the impact

of known factors,

and it is

impossible for us

to anticipate all

factors that could
affect our actual results.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
Forward-looking and

other statements

in this

Annual Report

on Form

10-K regarding

our GHG

reduction plans
and

goals

are

not

an

indication

that

these

statements

are

necessarily

material

to

investors

or

required

to

be
disclosed in our filings with the SEC. In addition, historical, current and forward-looking GHG-related statements
may be based on standards for measuring

progress that are still developing, internal controls and

processes that
continue to evolve and assumptions that are subject to

change in the future.

Coronado Global Resources Inc. Form 10-K December 31,

2023

PART I
ITEM 1.

BUSINESS.
Overview
We are a leading producer, global marketer and exporter of high-quality Met coals, which is an essential element
in

the

production

of

steel.

Our

coals,

transformed

in

the

steelmaking

process,

support

the

manufacture

of
everyday steel-based products, including steel required

in the manufacture of renewable energy infrastructure.
Our mining

operations and

development projects

are located

in Queensland

in Australia,

and in

Virginia, West
Virginia and

Pennsylvania in

the United

States. Coronado

is one

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

Met coal.
Location of Australian Operations

Location of U.S. Operations
Our core business

strategy focuses

on the production

of Met coal

for the North

American and seaborne

export
markets. Met coal is a key ingredient

in the production of steel using blast

furnaces,

and approximately 0.78 ton
of Met coal is required to produce one ton of steel.
We

have

a

geographically

diverse

customer

base

across

a range

of

global

markets.

Major

consumers

of

our
seaborne Met coal in 2023 were located in high-growth Asian markets, Brazil and Europe. These consumers are
all major

global steel or

Met coke producers.

We are well-positioned

in the

key high-growth Asian

markets (Japan,
South

Korea

and

India)

as

sales

to

direct

end

users

in

the

region

represented

64.1%

of

our

total

revenue,
including Tata

Steel Limited, or Tata

Steel, which accounted for 20.5% of total revenue,

in 2023.
The

charts

below

show

our

direct

sales

by

geographic

region

in

2023

and

our

sales

volume

by

export

and
domestic coal sales in 2021, 2022 and 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

3%
26%
10%
25%
13%
10%
8%
5%
Customer -FY2023

direct sales by coal revenue
Other Asia countries
Japan
South Korea
India
North America
South America
Europe
Australia
75%
25%
FY2021
Export Domestic
66%
34%
FY2022
Export Domestic
72%
28%
FY2023
Export Domestic
Sales volume by export and domestic coal sales
To

support our

operations, we

have proven

and probable

coal reserves

totaling

556
MMt as

of December

31,
2023, 223 MMt and 333
MMt of which are in Australia and the

United States, respectively.

For more information
regarding our coal reserves, see Item 2. “Properties.”
History and Australian Public Offering
We were founded in 2011

by our then Chief Executive Officer

and current Executive Chair,

Mr. Garold Spindler,
our then President and Chief Operating Officer, Mr. James Campbell and a private equity fund affiliated with The
Energy & Minerals

Group, or

EMG, with

the intention

of evaluating,

acquiring and

developing

Met coal

mining
properties.

Prior to our initial public

offering,

Coronado Global Resources Inc.,

was a wholly-owned subsidiary

of Coronado
Group LLC.
On

October 23,

2018,

we

completed

an

initial

public

offering

on

the

Australian

Securities

Exchange,

or

ASX,
which we refer to as the Australian IPO.
Coronado Group LLC is currently owned by funds managed by EMG, which we refer to,

collectively, as the EMG
Group, and certain members of our management.
As of

December

31,

2023,

the

EMG Group

and

management

beneficially

owned

approximately

50.4%

of the
issued

and

outstanding

shares

of

our

common

stock

through

their

ownership

of

Coronado

Group LLC.

The
remaining 49.6% was owned by public investors in the form of

CDIs traded on the ASX.

Coronado Global Resources Inc. Form 10-K December 31,

2023

SGI Transaction
On September 25, 2023, EMG Group, the Company’s controlling stockholder through its ownership of Coronado
Group LLC,

including through

certain of

its affiliates

and managed

funds, which

we refer to,

collectively,

as the
Sellers, advised the Company that it had entered into a membership interest purchase agreement, or MIPA, with
Sev.en Global Investments a.s., or SGI. A copy of the MIPA has not been made available to the Company or the
Special Committee referred to below as of the date of this Annual Report on Form 10-K. However, the Company understands that, pursuant

to the terms of

the MIPA,

the Sellers agreed to

sell all of their

interests in Coronado
Group LLC to

a wholly-owned

subsidiary of

SGI. We

refer to the

proposed transaction

as the SGI

Transaction.
The

Company

also

understands

that,

under

the

MIPA,

the

SGI

Transaction

is

subject

to

customary

closing
conditions, including regulatory approvals in the U.S. and Australia.

The Board of

Directors has appointed

a special committee

of independent

directors, or the

Special Committee,
to, among other things, assess

the impact and consequences of the

SGI Transaction on the

Company and take
such actions as the Special Committee deems appropriate

in connection with the SGI Transaction.

EMG Group has

reported that following

the closing of

the SGI Transaction,

the timing of

which the Company

is
not aware, SGI will be the

direct or indirect owner of

Coronado Group LLC. As of

the date of this Annual Report
on Form 10-K, Coronado Group

LLC is the direct owner

of 845,061,399 CDIs (representing

a beneficial interest
in 84,506,140

shares of

common stock,

or 50.4%

of the

Company’s

outstanding

shares of

common

stock).

In
addition, Coronado

Group LLC, (subject

to the terms

of the Amended

and Restated

Certificate of Incorporation
dated

as

of

October

18,

2018

of

the

Company,

or

the

COI;

and

the

Stockholders

Agreement,

dated

as

of
September 23,

2018, between

the Company

and Coronado Group

LLC, or the

Stockholders Agreement)

holds
one share of preferred stock Series A, par value $0.01 per share, of the Company,

or the Series A Share, which
is the

only share

of preferred

stock issued

and outstanding.

As holder

of the

Series A Share,

Coronado Group
LLC

is,

subject

to

the

COI

and

Stockholders

Agreement,

is

permitted

to

nominate

and

elect

members

of

our
Board

of

Directors

in

relation

to

the

amount

of

the

holder’s

aggregate

beneficial

ownership

of

shares

of

our
common stock.
Organizational Structure
The following chart shows our current organizational structure:
* Coronado Global Resources Inc. holds 100%

ownership interest in its subsidiaries, unless otherwise

stated.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Overview of Operations
Met Coal
Met coal is primarily

used in the manufacture of

coke, which is used

in the steel-making process, as

well as direct
injection into a blast furnace as a replacement for coke.
Sales of Met coal represented 91.4%

of our total coal revenues for the

year ended December 31, 2023. Most

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

import
countries of China

and India, among

others, and the

competitiveness of seaborne Met

coal supply, including from
the leading Met

coal exporting countries

of Australia,

the United

States, Russia,

Canada and Mongolia,

among
others.

In

2023,

the

seaborne

Met

coal

market

remained

volatile,

driven

by

supply

concerns

in

key

Met

coal
markets and trade flow disruptions due to ongoing civil unrests and wars.
Thermal Coal
Sales of thermal

coal represented 8.6%

of our total

coal revenues

for the year

ended December

31, 2023. The
thermal coal we produce is predominantly

a byproduct of mining Met coal. The

thermal coal we produce is sold,
directly

or

indirectly,

to

power

stations,

predominantly

Stanwell,

as

an

energy

source

in

the

generation

of
electricity. Demand for our thermal coal is impacted by economic conditions, environmental regulations, demand for

electricity,

including

the

impact

of

energy

efficient

products,

and

the

cost

of

electricity

generation

from
alternative

fuels.

Our

thermal

coal

primarily

competes

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

key

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

55%
6%
39%
Australia
HCC SCC PCI
71%
29%
U.S.
Low Vol High Vol
We have

100% ownership

over all

of our

operating mines,

allowing us

full control

over all

operating decisions.
This

control

is

critical

during

times

of

crisis

and

allows

us

to

react

swiftly

and

decisively

to

changes

in

global
market demands.
2023 Coronado’s key coal trade flows
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

HVB)

and

coal

with

low

volatile

content,

or

Low-Vol,

coals

from

our

U.S.
Operations. This

broad product

range supports

a wide

variety of

customer requirements

and various

blending
opportunities, being valued for its attractive coke-making characteristics.
The below charts

show Met

product ranges

for our Australian

Operations and

our U.S.

Operations for

the year
ended December 31, 2023.
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

Curragh also produces thermal

coal,

which is primarily sold domestically

under a
long-term contract with Stanwell, with a limited amount

of such thermal coal being exported.

Coronado Global Resources Inc. Form 10-K December 31,

2023

94.6%
5.4%
FY23 Coal revenue mix -Australian
Operations
Met Thermal
Revenues from our Australian Operations represented

58.2% of our total revenue for the year ended December
31, 2023. See Item 2. “Properties” for more information regarding

Curragh.

For the year ended December 31, 2023, 68.7% of the total

volume of coal sold by our Australian Operations was
Met coal and 31.3% of the

total volume of coal sold

by our Australian Operations

was thermal coal, the majority
of which is sold to

Stanwell. For the year

ended December 31, 2023,

Curragh sold 6.7
MMt of Met coal

into the
seaborne coal

markets. The

majority

of customers

purchase

multiple grades

or products

and have

purchased
Curragh coal continuously through all stages of the coal/commodity pricing cycle. Curragh’s Met coal is typically
sold

on

annual

contracts

negotiated

by

our

global

marketing

team,

with

pricing

agreed

to

bilaterally

or

with
reference

to

benchmark

indices

or

spot

indices.

Our

Australian

Operations

have

maintained

a

high

level

of
contract coverage against planned production. In 2023, substantially all of Curragh’s

Met coal export sales were
made under term contracts.
Overview of U.S. Operations—Buchanan and Logan
Our producing mining properties in the United States

are located in the CAPP region, specifically in

Virginia and
West

Virginia,

which

is

a

highly-developed

and

active

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
comprising coal with High-Vol

(including HVA and

HVB) and coal with Low-Vol.
Sales from

our U.S.

Operations to

export markets

are typically

priced with

reference to

a benchmark

index. In
circumstances where we

sell our seaborne

coal through intermediaries

Free on Rail

(Incoterms 2010), or

FOR,
our realized price on FOR sales does not

include transportation to the seaborne port

or costs to transload into a
vessel. Consistent

with seaborne sales,

sales to North

American customers

are generally sold

on a FOR

basis
where the customer arranges for and incurs the cost of

transportation to their facility.

A portion of our sales is

sold to North American steel and coke producers on annual contracts at fixed prices that
do

not

fluctuate

with

the

benchmark

index.

The

fixed-price

nature

of

these

annual

contracts

provides

us

with
visibility on our future revenues, as compared to spot sales or sales priced with reference to a benchmark index.
For

2024,

we

have

entered

into

annual

fixed

price

contracts

to

sell

approximately

2.5

MMt

Met

coal

to

North
American steel and coke producers. During

periods of stable and rising prices,

we strive to take advantage

of the
spot market. Spot export contracts are negotiated throughout the year.

Revenues from our U.S.

Operations, in the aggregate, represented

41.8% of our total

revenue for the year

ended
December 31, 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

87.0%
13.0%
FY23 Coal revenue mix -U.S.
Operations
Met Thermal
0%
20%
40%
60%
80%
Tata Top 5 Top 10
Top Customers by coal revenues
FY 23
FY 22
For the year ended December 31, 2023,

87.7% of the total volume of

coal sold by our U.S. Operations

was Met
coal and 12.3%

was thermal coal.

We sold

74.3% of total

Met coal from

our U.S. Operations

into the seaborne
Met coal markets for the year ended December 31, 2023.

See Item 2.

“Properties” for

more information

regarding Buchanan

,

Logan and

the other

mining properties

that
compose our U.S. Operations.
Customers
We sell

most of our

coal to

steel producers,

either directly

or through

intermediaries, such

as brokers.

We also
sell

thermal

coal

to

electricity

generators

either

directly

or

through

intermediaries

such

as

brokers.

Major
consumers of our

seaborne Met

coal in 2023

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

terms ending

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

2023

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
cannot

be

precisely

forecast.

The

coal

that

we

supply

to Stanwell

constitutes

the

majority

of the

thermal

coal
production from Curragh. Our cost of supplying coal to Stanwell has been greater than the contracted price paid
by Stanwell during the year ended December 31, 2023

and for prior years.

Under the CSA, we also share part of the revenue earned from export coal sales (from particular Tenements

(as
defined below)) with Stanwell through

various rebates. The most material rebate is

the export price rebate, which
is linked to the realized export coal price for a defined

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
In addition, the CSA also provides for:
•

a tonnage rebate to Stanwell per Mt on the first 7.0 MMtpa of export coal sales and on export coal sales
above 7.0 MMtpa; and
•

a rebate on run-of-mine, or ROM, coal mined in the Curragh “Pit U

East Area.”
The total Stanwell

rebate for the

year ended

December 31,

2023, was $136.5

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

of the CSA (which is

expected to occur in

2027).

On July 12, 2019,

we entered into
the NCSA with Stanwell. The key terms under the NCSA

are described below:
•

Coronado’s supply obligation under the NCSA

will commence on the earliest of:
-

The day after the final delivery date under the CSA;
-

the date of termination of the CSA, if it does so prior to

final delivery date; or
-

January 1, 2029.

•

The

term

of

the

NCSA

is

expected

to

be

10

years,

and

Coronado’s

thermal

coal

supply

obligation

to
Stanwell will reduce to

2 million ‘Tonnes Equivalent’ per annum (based on a

nominal gross calorific value
of

25.6GJ)

at

a

fixed

contract

price

that

varies

in

accordance

with

agreed

formulae,

inclusive

of

all
statutory charges and royalties

in respect of coal

sold and delivered under

the NCSA. The

supply term,
the contract

tonnage

and the

contract price

under the

NCSA are

subject to

adjustment in

accordance
with a financial model agreed between Stanwell and us.
•

The export rebates which were payable under the CSA are not

payable during the term of NCSA.
In summary, we have agreed that the total value of the discount received by Stanwell on coal supplied to

it under
the

NCSA

should

(by

the

expiration

date

of

the

NCSA)

be

equal

to

the

net

present

value

of

$155.2

million
(A$210.0 million)

as at the date of the Supply Deed, using

a contractual pre-tax discount rate of 13% per annum.

The net present value of the deferred consideration was $277.4 million as of December 31, 2023.

On January 18, 2021, the Option Coal Supply Agreement,

or the OCSA, contemplated by clause 5 of the NCSA
was

entered

into,

in respect

of the

supply

of certain

additional

coal

to

Stanwell

during the

term

of the

NCSA.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Thermal coal

supplied to

Stanwell under

the OCSA

will be

at the

higher of

cost or

market value

at the

time of
sale.

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

Pty Ltd,

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

shares

in

WICET

Holdings

Pty Ltd.

In addition,

we and

the

other

coal

producers

(or

shippers)

have
take-or-pay agreements with WICET Pty

Ltd and pay a terminal handling charge

to export coal through WICET,
which is

calculated

by reference

to WICET’s

annual operating

costs, as

well as

finance

costs associated

with
WICET

Pty Ltd’s

external

debt

facilities.

Our

take-or-pay

agreement

with

WICET

Pty Ltd,

or

the

WICET
Take

-or-Pay

Agreement,

provides

Curragh

with

export

capacity

of

1.5

MMtpa.

The

WICET

Take

-or-Pay

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

five

WICET

Holdings

Pty Ltd

shareholders

have

entered

into

administration

and

Take

-or-Pay
Agreements subsequently terminated, resulting

in the aggregate

contracted tonnage of shippers

decreasing from
27 MMtpa to 13.9 MMtpa.
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

made through intermediaries.

For these sales,

the intermediary

typically take ownership

of the
coal as it is loaded into the railcar.

The intermediary is responsible for the rail transportation

and port costs.
Rail Services
Our U.S. Operations are served by Norfolk Southern and

CSX Transportation railroads.

Norfolk

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

News, Virginia.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

with our

key suppliers

of goods

and do not

believe that

we are

dependent on

any of

our
individual suppliers.
We also manage

and operate several

major pieces of

mining equipment and

facilities to produce

and transport
coal,

including,

but

not

limited to,

longwall

mining

systems,

continuous

miners,

draglines,

dozers,

excavators,
shovels,

haul

trucks,

conveyors,

coal

preparation

plants,

or

CPPs,

and

rail

loading

and

blending

facilities.
Obtaining and repairing these

major pieces of equipment

and facilities often involves

long lead times. We

strive
to extend the lives of existing equipment and facilities

through maintenance practices and equipment rebuilds to
defer the

requirement for

larger capital

purchases. We

use our

global leverage

with major

suppliers to

support
security of

supply to

meet the

requirements

of our

active mines.

See Item 2.

“Properties” for

more information
about operations at our mining properties.
We partner with contractors and other third parties for exploration, mining, and other services, generally, and the success of these relationships

are important for our current

operations and the advancement of our development
projects.

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
in those countries.

In developing our

business plan and

operating budget, we

make certain assumptions

regarding future Met

coal
prices, coal demand and

coal supply. The prices we receive for

our Met coal depend on

numerous market factors

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
Competition in

the coal

industry is based

on many

factors, including, among

others, world supply

price, production
capacity,

coal

quality

and

characteristics,

transportation

capability

and

costs,

blending

capability,

brand

name
and diversified operations. We are

subject to competition from

producers in Australia, the

United States, Canada,
Russia,

Mongolia

and

other

coal

producing

countries.

See

Item 1A.

“Risk

Factors—We

face

increasing
competition, which could adversely affect profitability.”
Environmental Sustainability
Met coal is an essential ingredient in the production of

steel, which is the most utilized metal in the world and

an
essential material underpinning social and economic growth. Steel’s strength and durability make it critical in the construction of

major projects

(including renewable

energy infrastructure),

transportation

technology,

electrical
equipment, and everyday household goods.
We are focused

on extracting high

quality Met coal

with a commitment

to environment,

social and governance,
or ESG, practices. Coal mining is one of the most environmentally regulated industries in the world, and it is vital that we consistently meet or exceed relevant regulatory

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

in our 2022

Sustainability
Report released

on May

17, 2023, which

can be

found on

our website

at www.coronadoglobal.com/sustainability/.
Nothing

on

our

website,

including

our

2022

Sustainability

Report

or

sections

thereof,

shall

be

deemed
incorporated by reference

into this Annual

Report on Form

10-K. Our 2023

Sustainability Report

is expected to
be available in May 2024.

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

Management

System, or

EMS, which

provides for
environmental management activities

undertaken at the

mine to minimize environmental

harm and contains

set
plans

and

procedures

to

ensure

that

our

environmental

commitments

are

met.

The

EMS

is used

as

a

tool

to
uphold our Australian Operations’ Environmental Policy and integrate environmental compliance into all facets of
the business. Our

Australian Operations

disclose GHG Scope

1 and 2

emissions annually

to the Clean

Energy
Regulator under the National Greenhouse and Energy

Reporting Scheme.

Our

U.S.

Operations

undergo

detailed

internal

inspections

as

well

as

rigorous

evaluations

by

both

state

and
federal inspectors

on a

regular basis.

Our U.S.

Operations

disclose GHG

Scope 1

and 2

emissions, including
fugitive emissions

(methane),

for the

facilities

required

to report

their

emissions

annually

to the

United

States
Environmental Protection Agency.

Our

operations

are

currently

focused

on

implementing

reporting

improvements,

identifying

opportunities

for
reducing

emissions

on

a

per

ton

of

production

basis

and

benchmarking

ourselves

against

our

peer

group.
Coronado launched its first set of GHG targets

in our 2021 Sustainability Report and has

committed to targeting
reductions

in

its

Scope

1

and

2

emissions

by

30%

by

2030

from

its

2019

emissions

baseline.

In

our

2022

Coronado Global Resources Inc. Form 10-K December 31,

2023

Sustainability Report,

we reported

that we

reduced such

emissions when

compared to

2021. Further

progress
updates will be included in our 2023 Sustainability Report

expected to be filed in May 2024.

Emissions

reduction

estimates

to 2030

have

been evaluated

based

on improvements

that

can reasonably

be
expected using

technologies

currently available.

Detailed

analysis to

determine

economic

viability of

available
technologies has not been considered.
The target reduction of 30% by 2030 is based on the current mine plans for Coronado's Curragh and U.S. mines
and

is

not

expected

to

be

a

linear

reduction.

As

we

address

our

material

areas

of

impact

including

emission
reductions and opportunities, the need for mitigation technologies are likely to increase.
Our Central Emissions Group, or CEG, consists of senior leaders and subject matter experts from our Australian and U.S. Operations who meet monthly to discuss and analyze how climate change might impact our strategies.
One of

the key

focus areas

of the

CEG is

to ensure

that we

are progressing

towards our

emissions reduction
targets.

This

is

achieved

through

reviewing

the

accuracy

of

the

emissions

forecast,

providing

updates

on
decarbonization

projects

and

discussing

idea

pipelines

in

relation

to

new

technologies.

Our

capital

allocation
framework integrates climate-related risks and opportunities into its decision-making processes.
We are

also evaluating

a range

of potential

projects that

could have

a positive

impact on

our emissions

profile
including

options

for

energy

generation

from

solar,

wind

and

gas

along

with

on-grid

solutions.

In

2022,

we
commissioned the

Buchanan Ventilation

Air Methane,

or VAM,

abatement project

on vent

shaft 16

at our

U.S.
Operations. The

project utilizes the

latest technology

to convert

fugitive methane

gas emissions

to carbon

dioxide.
Since commencing, the VAM

project has destroyed 264,850 tCO2e with a 95% emission

destruction efficiency.

Given the proven success of the original VAM

unit, we have commenced the installation of a second unit at vent shaft 18

at our

U.S. Operations

.

Construction

works are

underway and

are expected

to be

completed

in mid-
2024. While

Coronado is

also exploring

other projects

to reduce

its carbon

footprint, with

the establishment

of
the second VAM

unit we

expect to substantially

reduce our

emissions further,

as part

of our strategic

path to a
30% reduction target by 2030.

Similarly, our

project to understand and define gas

reservoirs at Curragh with gas

production drilling is targeting
the capture

and beneficial

use of

open-cut waste

mine coal

gas from

our operations,

with priority

downstream
use cases being for power generation and use as a diesel substitute in our mining fleets.

Drilling works for the pilot

program completed in early July 2023

and subsequent surface and production facilities
have been procured and are in the final stages of installation.

During

2023,

at

our

Australian

Operations

we

completed

a

dual-fuel

mine

truck

12-week

trial

using

gas
transported

from

Brisbane

without

incident.

The

part

substitution

of

gas

for

diesel

showed

no

discernible
difference

to

a

full

diesel-run

truck

and

performed

safely.

Coronado

has

commenced

the

development

of

a
roadmap to

potentially

roll-out the

conversion

of a

broader truck

fleet

pilot. This

project is

expected

to reduce
emissions at Curragh and also realize a reduction in cost given the substitution of diesel for incidental coal seam gas to power our fleets.
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

has and is likely to continue

to have adverse
impacts on the liquidity and operations of coal producers.
Additionally, federal,

state and international GHG and climate

change initiatives, associated regulations or

other
voluntary

commitments

to

reduce

GHG

emissions,

including

recent

reform

to

the

Safeguard

Mechanism

in
Australia, could significantly increase

the cost of coal production

and consumption, increase costs

as a result of
regulations requiring

the installation

of emissions

control technologies,

increase expenses

associated with

the
purchase of emissions reduction credits

to comply with future emissions

trading programs, or significantly reduce
coal

consumption

through

implementation

of

a

future

clean

energy

standard.

Such

initiatives

and

regulations
could further reduce

demand or prices

for our coal

in both domestic

and international

markets, could adversely
affect

our

ability

to

produce

coal

and

to

develop

our

reserves,

could

reduce

the

value

of

our

coal

and

coal
reserves, and may have a material adverse effect

on our business, financial condition and results of operations

.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Human Capital Disclosures
People
Our ability to

attract and

retain skilled,

motivated and

engaged employees

is an

essential part

of our

business.
Investing in the skill and capabilities of our people will underwrite our long-term growth and sustainability. In both
Australia and the

United States, we

operate in regional

locations with highly

competitive labor markets.

In each
location,

we

are

creating

a

high-performing

workforce

with

a

talent

pipeline

for

future

leaders,

including
succession planning for critical roles. To

achieve this, we continue to create a

culture that welcomes and values
all people and

where our core

values of collaboration,

accountability,

respect and excellence

are demonstrated
in everything that we do.
Worldwide we had 1,878 employees as of

December 31, 2023. In addition, as of

December 31, 2023, there were
2,335 contractors supplementing the permanent workforce, primarily at Curragh. Since we operate in areas with
highly competitive labor markets, it is essential that

we have a continued focus on attracting

the best people, and
ensuring we have programs in place to engage, develop

and retain them within our business.
We continue to support

initiatives to enhance our

culture, increase our

ability to attract and

retain the workforce
we need, and

to drive our

desire to build

safe, high-performing

teams. This

includes extensive

efforts to

gather
feedback from our

employees and contracting

partners through surveys,

focus groups and

team empowerment
sessions. Following

analysis of the

feedback, priorities

are identified,

and cultural

programs designed

to bridge
gaps between current and desired cultural states are developed and implemented.
As of

December 31,

2023, approximately

10.8% of

our total

employees, all

at our

Australian Operations,

were
covered by a single, federally-certified collective Enterprise Agreement, or the EA, for specified groups of mining
and maintenance employees. In

July 2023, the

Australian Fair Work Commission

approved the four

year Curragh
Mine Enterprise Agreement 2023. Our U.S. Operations

employ a 100% non-union labor force.
Safety
Our

employees

and

contractors

are

our

most

valuable

assets,

and

we

consider

their

safety

our

number

one
priority.

Safety is

essential to

all business

functions and

is never

to be

compromised, under

any circumstance.
The

health

and

safety

of

our

people

is

reinforced

every

day

through

our

culture,

behaviors,

training,
communication and procedures.

We manage safety and health

through continuous improvement efforts

and the implementation of practices

and
procedures that address safety risks first and in full compliance with the legal and regulatory frameworks of both
the United States and Australia. We empower our people to consistently strive to have a safety mindset, and act by

applying,

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

The 12-month rolling average Total

Reportable Injury Frequency Rate, or “TRIFR”,

as of December 31, 2023 for
our

Australian

Operations

was

1.83

and

the

Total

Reportable

Incident

Rate,

or

“TRIR”,

for

12-month

rolling
average

as

of

December

31,

2023

for

our

U.S.

Operations

was

1.44.

As

indicated

in

the

graphs

below,

our
Australian Operations outperformed the

Queensland industry average in

2022 and 2023

and our U.S.

Operations
outperformed the U.S. national average in

2022 and 2023. We strive to

ensure that we continue to

provide a safe
operating environment for all employees and contractors.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

respected. We understand

the value

diversity brings and

recognize that

creating
a culture

which welcomes

and values

all individuals

is paramount

to our

ability to

attract, retain,

motivate and
develop the best talent. We believe

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
As of December 31, 2023:
•

in the

United States,

approximately 6.8%

of Senior

Managers were

female,

increased from

6.1% as

of
December 31, 2022.
•

in Australia,

over

28% of

employees

at a

General

Manager,

Senior Manager

and Senior

Professional
level were female.
•

6.8% of our global workforce was female.
•

57% of

all employees

were

between the

ages

of 30

and 50

years

old, and

the

number

of employees
under 30 increased from 11.5%

as of December 31, 2022 to 13.7% as of December

31, 2023.
Attracting and retaining the right people
We continued

to focus our

efforts on

recruiting trainees

and other entry

level roles. We

have also implemented
the following initiatives:

•

Comprehensive training, performance and leadership development programs.
•

Competitive and flexible remuneration structure.
In

2023,

our

total

rolling

turnover

rate

was

18.1%

and

13.4%

in

Australia

and

the

U.S.,

respectively,

and

our
voluntary departure

rolling turnover rate

was 15.5%

in Australia

and 10.9% in

the U.S. In

2022, our total

rolling
turnover rate

was 16.0%

and 16.7%

in Australia

and the

U.S., respectively,

and our

voluntary departure

rolling
turnover rate was 14.5% in both Australia and the U.S.

Regulatory Matters—Australia
Our Australian Operations

are regulated by the

laws and regulations

of the Commonwealth

of Australia, or

Cth,
the State

of Queensland,

or Qld,

and local

jurisdictions. Most

environmental laws

are promulgated

at the

state

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

2023

Under the Financial Provisioning Act,

all mine operators are required

to make a submission

to the DES in

respect
of an Estimated Rehabilitation Cost, or ERC,

for the mine site. The ERC is determined

using the DES-approved
ERC calculator.

Using this

information, the

DES sets

the ERC

for the

mine. The

DES provides

the ERC

to the
manager of the

Scheme, or

the Scheme Manager.

The Scheme

Manager undertakes

a risk assessment

of the
mine,

which

is

based

upon

independent

advice

from

a

Scheme

risk

advisor.

EAs

with

at

least

$100,000

in
estimated

rehabilitation

costs

will

undergo

an

annual

risk

category

allocation

assessment

process.

The
assessment process will determine whether the holder will be required to provide a contribution to the Scheme’s
Financial Provisioning Fund and/or to provide surety to

the Scheme Manager for that EA.

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
•

any changes that increases ERC or are of disturbances;
•

any major Environmental Authority,

or EA, amendment;
•

compliance with existing EA obligations; and

•

major changes to financial soundness of the EA holder.

Curragh has

2

EAs, which

are covered

by the

Scheme,

namely

EA number

EPML00643713

and

EA number
EPVX00635313.

In

October

2023,

the

Scheme

Manager

completed

the

assessment

of

the

Annual

Review
Allocation

for

environmental

authority

number

EPML00643713

and

issued

an

Annual

Review

Allocation

of
“Moderate”.

The

moderate

rating

resulted

in

Curragh

being

obliged

to

make

a

financial

contribution

to

the
Scheme of 2.75% of the ERC.

In January 2024, the Scheme Manager completed

an assessment of the Annual
Review Allocation for

EA Number EPVX00635313

and issued an Annual

Review Allocation of

“High” in respect
of MDL162 requiring Curragh to maintain its historical financial assurance in respect of 100% of the ERC for that
EA.
The Financial Provisioning Act also requires

for a Progressive Rehabilitation and

Closure Plan, or a PRCP,

with
respect to mined

land. This requirement

is integrated into

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
milestones

with

completion

dates

for

achieving

progressive

rehabilitation

of

the

mine

site.

The

Financial
Provisioning Act provided

transitional arrangements for three

years for the application of

the PRCP requirement
to

existing

mines.

The

requirement

for

a

PRCP

commenced

on

November

1,

2019,

or

the

PRCP

start

date,
however all existing mining operations only transition into the PRCP framework once a transition notice is issued
by DES, the relevant

government department.

Curragh’s PRCP was

submitted to DES

on October 20,

2022, in
accordance

with

the

transition

notice

it

received;

and

Curragh

has

complied

with

all

further

requests

for
information made by

DES. DES recently

advised Curragh that

the end date

of the decision

period in relation

to
the PRCP has been extended to June 10, 2024.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
The grant

(or renewal)

of a

mining tenure

in respect

of land

where native

title may

exist must

comply with

the
NTA

to ensure

the validity

of the tenure.

Registered native

title claimants

have certain

notification, consultation
and negotiation rights relating

to mining tenures. Where

native title is extinguished

(i.e., freehold land), the NTA
does not apply.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

ML

700008),

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

production

GHG

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
The

Australian

Government

recently

reformed

the

Safeguard

Mechanism

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

National Greenhouse and

Energy Reporting Act 2007

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

with the

Safeguard Mechanism, and

following the

Federal Government’s finalization

of the

National
Greenhouse and Energy Reporting (Safeguard Mechanism) Amendment

(Reforms) Rule 2023, Curragh intends
to

establish

a

new

production-adjusted

(intensity)

baseline

for

covered

emissions

(Scope

1).

Curragh

will

be
required to take action to keep its’

net Scope 1 emissions at or below

the baseline through emissions reduction,
by

for

example,

purchasing

Safeguard

Mechanism

Credits,

or

SMCs,

from

another

facility

captured

by

the
Safeguard

Mechanism,

purchasing

and

surrendering

Australian

Carbon

Credit

Units,

or

ACCUs,

or

face
enforcement measures.
Labor Relations
Minimum employment entitlements, embodied in the National Employment Standards, apply to all private-sector employees

and

employers

in Australia

under

the federal

Fair Work

Act 2009

(Cth).

These standards

regulate
employment conditions and paid leave. Employees who are associated with the day-to-day operations of a local
mine or mines and who are not located in head office or corporate administration offices are also covered by the
Black Coal Mining Industry Award 2010 which regulates conditions including termination arrangements,

pay and
hours of work.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
mining

has

been

completed,

the

discharge

of

materials

into

the

environment,

surface

subsidence

from
underground mining and the effects

of mining on groundwater quality

and availability.

In addition, the industry is
affected

by significant

requirements

mandating

certain

benefits for

current

and

retired

coal miners.

Numerous
federal,

state

and

local

governmental

permits

and

approvals

are

required

for

mining

operations.

Because

of
extensive and

comprehensive

regulatory

requirements,

violations during

mining

operations

occur from

time

to
time in

the industry.

In addition

to the

non-exhaustive summary

of material

federal legislation

described below,
our operations are

subject to a

wide array of

federal, state and

local environmental

law, including,

for example,
the Safe Drinking Water Act, the Toxic

Substances Control Act, the Emergency Planning and Community Right-
to-Know Act, the National Historic Preservation Act of 1966 and the Migratory Bird Treaty Act of 1918, as well as state regulatory schemes that either mirror federal law or

create additional layers of regulation.
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

PM limits to

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

be state-
specific or regional in scope.

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

On January 6, 2023, EPA proposed lowering the level
of the

annual 24-hour

PM2.5 standards

for fine

PM NAAQS

from 12.0

ug/m3 to

within the

range of

9.0 to 10.0
ug/m3. More stringent

NAAQS, if promulgated,

would require new

SIPs to be developed

and filed with the

EPA
and may trigger

additional control technology for

mining equipment or

coal-burning facilities, or result

in additional
challenges to permitting and expansion efforts
Cross State Air Pollution Rule, or CSAPR.

The CAA includes a so-called Good Neighbor

Provision that requires
upwind states to

eliminate their

significant contributions

to downwind states’

nonattainment of the

NAAQS. On

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
gas HAPs, non-mercury HAP

metals and organic

HAPs. The rule

provided three years

for compliance with

MACT
standards and

a possible

fourth year

if a

state permitting

agency determined

that such

was necessary

for the
installation of controls. Though the

MATS rule

has been the subject of various

legal challenges, EPA

reaffirmed
the scientific, economic, and legal underpinnings of

the MATS rule in February 2023 and, in

April, proposed even
more stringent

non-mercury

metal surrogate

filterable

particulate matter

emission

standards

for all

coal-fueled
electricity generating plants

and new mercury

emission standards for

lignite-powered units. This

could increase
the cost of coal-fired electric power generation and

negatively impact the demand for coal.
Greenhouse Gas Emissions Standards

and Guidelines
.

In 2014, the EPA

proposed a sweeping rule, known

as
the “Clean

Power

Plan,” to

cut carbon

emissions

from existing

electricity

generating

units,

including coal-fired
power plants. Following

a series of legal

challenges, EPA

commenced new rulemaking

proceedings in October
2017, ultimately rescinding the Clean Power Plan and finalizing its replacement, the Affordable Clean Energy, or
ACE plan,

in June

2019. The

ACE rule

establishes emission

guidelines for

states to

develop plans

to address
greenhouse gas emissions from existing coal-fired power

plants. Like its predecessor,

the ACE rule was subject
to significant litigation and was remanded to EPA

for further action.

On

May 23,

2023,

EPA

issued

a proposed

rule

to repeal

ACE and

implement

sweeping

new

NSPS

for GHG
emissions from new, modified, and reconstructed power plants under the CAA as well as emission guidelines for existing

power

plants.

The

proposed

rule

would

require

widespread

implementation

of

carbon

capture

and
sequestration, or CCS, and

use of green hydrogen.

On November 15, 2023,

EPA issued

a supplemental notice
of

proposed

rulemaking

to

request

additional

comment

on

the

proposal

following

publication

of

the

Initial
Regulatory Flexibility Analysis and completion of a Small Business Advocacy Review Panel. If implemented, the new rules

would require

significant capital

expenditure

to develop

the infrastructure

necessary

for compliance
and could impact our customers and future demand for

coal.
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

rule

does

not

include

other

methods

such

as

co-firing

with

natural

gas

or

adding

renewable

generation
facilities.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
This program

may restrict

the construction

of

new

coal-fired

power

plants,

the

operation

of

which

may

impair
visibility

at

and

around

the

Class

I

Areas.

Additionally,

the

program

requires

certain

existing

coal-fired

power
plants

to install

additional

control measures

designed

to limit

haze-causing

emissions,

such

as SO2,

nitrogen
oxide and PM. On August

30, 2022 EPA

issued a final action finding that

15 states had failed to

submit SIPs by
the

July

31,

2021

deadline.

Such

failure

triggers

a

two

year

deadline

for

EPA

to

promulgate

a

Federal
Implementation Plan unless the states submit

and EPA approves

a SIP that meets the applicable requirements.

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
example, in

2022, EPA

proposed to

reconsider its

fugitive emissions

rule. Remaining

litigation and

uncertainty
around the NSR program rules could impact demand

for coal.
Coke Ovens.

Coke Oven

Batteries and

Coke Ovens:

Pushing, Quenching,

and Battery

Stacks are

two source
categories regulated by the

CAA. On August 16,

2023, EPA

proposed amendments to the

emissions standards
for Coke Ovens which would

lower the limits for leaks

from doors, lids, and offtakes, require

fence line monitoring
for benzene and impose new emissions standards for previously unregulated hazardous air pollutants within the
category

such

as

hydrogen

chloride,

hydrogen

fluoride,

and

mercury.

If

implemented,

these

standards

may
impact our current and prospective customers and reduce long-term demand for coal.
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

the wastewater prior
to discharging

it. NPDES

permits require

regular monitoring,

reporting and

compliance with

effluent limitations.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
For many years, there has been uncertainty surrounding the definition of “waters of the United States” the scope of CWA

jurisdiction. On

August 29,

2023, EPA

and the

Department of

the Army

issued a

final rule

revising the
definition of “waters of the United States ” under

the CWA. This rule conforms with the Supreme Court’s decision in Sackett v.
Environmental

Protection,

598

U.S.

651

(2023). The

revised

definition

and

the

Supreme

Court’s
decision in

Sackett narrow

agency jurisdiction under

the CWA. However, due

to ongoing

litigation, implementation
of the

revised definition

has been

delayed in

several states

and territories.

It is

uncertain what

impact this

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

2023 to

December

31,

2025.

On

March

29,

2023, EPA

proposed

new

rules to

revise

the
technology-based

effluent

limitations

guidelines

and

standards

for

the

steam

electric

power

generating

point
source category

applicable to

FGD wastewater,

bottom ash

transport water,

and combustion

residual leachate
at existing

sources. If

finalized, these

rules could

significantly increase

costs for

many coal-fired

steam electric
power plants.
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

its surface

mining regulatory

program, the

OSM retains

significant federal

oversight, including

the

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

31, 2023.

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
The National Environmental Policy

Act of 1969,

or NEPA, applies to mining

operations or permitting requirements
that

require

federal

approvals
.

NEPA

defines

the

processes

for

evaluating

and

communicating

environmental
impact

of

“major

federal

actions”

significantly

affecting

the

quality

of

the

human

environment,

such

as

the
permitting of new mine

development on federal

lands. NEPA

requires federal agencies, such

as the EPA

or the
OSM,

to

incorporate

environmental

considerations

in

their

planning

and

decision-making.

The

federal

agency
carrying out

the requirements

of NEPA

must prepare

a detailed statement

assessing the

environmental impact
of

and

alternatives

to

the

particular

action

requiring

agency

approval.

These

statements

are

referred

to

as
Environmental Impact Statements or Environmental Assessments. As codified in the Fiscal Respons ibility Act of
2023, environmental impact statements must include any reasonably foreseeable climate change-related effects of

a

proposed

action,

reasonably

foreseeable

effects

that

cannot

be

avoided,

and

a

reasonable

range

of
alternatives. Interim guidance issued

in January 2023 by the

White House Council on Environmental

Quality,

or
the

CEQ,

instructs

federal

agencies

to

consider

climate

change

impacts

of

a

proposed

action,

including

both
GHG emissions and

reductions, and recommends

consideration of additional

context for GHG

emissions, such

Coronado Global Resources Inc. Form 10-K December 31,

2023

as social cost of

GHG estimates.

It is possible that

future mining permitting decisions will

require more significant
analysis of potential climate change impacts.
Resource Conservation and Recovery Act of 1976
The

Resource

Conservation

and

Recovery

Act

of

1976,

or

RCRA,

affects

U.S.

coal

mining

operations

by
establishing “cradle to grave” requirements for the generation, transportation, treatment, storage and disposal of
solid and

hazardous wastes.

RCRA also

addresses the

environmental effects

of certain

past hazardous

waste
treatment, storage

and disposal

practices, and

may require

a current

or past

site owner

or operator

to remove
improperly disposed hazardous wastes. RCRA

also sets forth a framework for managing certain

non-hazardous
solid wastes.

Although coal combustion residuals,

or CCR, are exempted

from regulation as a

hazardous waste, CCR disposal
is

regulated

under

RCRA.

On

December

19,

2014,

the

EPA

finalized

a

CCR

rule

setting

nationwide

waste
standards for CCR disposal On

August 24, 2018, the U.S. Court of Appeals

for the D.C. Circuit held that certain
provisions of the EPA’s

CCR rule were not sufficiently protective, and it invalidated those provisions. Since then, the

EPA

has

finalized

changes

to

its

CCR

regulations,

which

include,

in

part,

regulating

unlined

ponds

but
extending

certain

compliance

deadlines

related

to

their

closure,

allowing

site-specific

alternate

liner
determinations. , and modifying

standards regarding beneficial use

and assessment of environmental

harm. On
May 18, 2023,

EPA

proposed new

regulatory requirements

for inactive

CCR surface

impoundments at

inactive
utilities that would require closure of such so-called “legacy”

CCR surface impoundments.
The EPA

regulations on CCR

management and disposal

exempt coal ash

that is disposed

of at mine

sites and
reserve any regulation thereof to the Office

of Surface Mining Reclamation and Enforcement

or "OSMRE." After
proposing CCR regulations in 2007,

the OSMRE suspended all rulemaking

actions on CCRs, but

could re-initiate
them in the future.

Comprehensive Environmental Response, Compensation,

and Liability Act of 1980
The Comprehensive Environmental Response, Compensation

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

We

could

face

liability

under

CERCLA

and

similar

state

laws

for

contamination

discovered

at

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
a

company

to

cease

operations

until

certain

conditions

are

corrected.

The

MINER

Act

requires

mine

specific
emergency

response

plans

in

underground

coal

mines,

implemented

new

regulations

regarding

mine

rescue
teams and sealing

of abandoned areas,

requires prompt

notification of mine

accidents, and

imposes enhanced
civil and

criminal penalties

for violations.

MSHA continues

to interpret

and implement

various provisions

of the

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

In July 2023, MSHA

proposed regulations governing

respirable crystalline silica

which would lower
the

permissible

exposure

limit

and

require

other

safety

measures

such

as

exposure

sampling

and

medical
surveillance.
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
benefits and medical expenses

to claimants who last

worked in the coal

industry prior to July 1,

1973. The trust
fund is funded by

an excise tax on sales

of U.S. production, excluding export

sales excluding export sales. Under
the Inflation Reduction

Act of 2022,

the excise tax

rates are 4.4%

of gross sales

price, not to

exceed $1.10 per
ton of underground coal and $0.55 per ton of surface coal.
In recent months,

the Office

of Workers’

Compensation Programs

has taken steps

to reform the

self-insurance
process for coal mine operators. On November 21, 2023, the Black Lung Benefits Improvement Act of 2023 was
introduced into

the U.S.

House of

Representatives. If

enacted, this

legislation would

establish stringent

criteria
for mine operators that seek to self-insure. Additionally, it would increase civil penalties and expand the scope of potentially liable parties in instances where an operator

fails to secure benefits.
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
Endangered Species Act of 1973
The Endangered

Species Act

of 1973

governs the

protection

of endangered

species in

the United

States and
requires the

U.S. Department

of the

Interior’s Fish

and Wildlife

Service and

the National

Oceanic and

Atmospheric
Administration’s

National

Marine

Fisheries

Service

to

formally

review

any

federally

authorized,

funded

or
administered

action

that

could

negatively

affect

endangered

or

threatened

species.

Changes

in

listings

of
endangered species

or requirements

under these

regulations may impact

costs and our

ability to

mine at

locations
where endangered species are observed or may be affecte

d

by mining operations.
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

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
of chemicals

of interest,

including ammonium nitrate

at certain

threshold levels, must

complete a

screening review
in

order

to

help

determine

whether

there

is

a

high

level

of

security

risk

such

that

a

security

vulnerability
assessment and site

security plan

will be

required. The Bureau

of Alcohol,

Tobacco and Firearms and Explosives,
or

ATF,

regulates

the

sale,

possession,

storage

and

transportation

of

explosives

in

interstate

commerce.

In
August 2023, ATF

proposed an amendment

to its regulations

to require annual

reporting of explosive

materials
storage

to

local

fire

authorities.

In

addition

to

ATF

regulation,

the

U.S.

Department

of

Homeland

Security
continues to evaluate a proposed ammonium nitrate security

program rule.

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

ITEM 1A.

RISK FACTORS.
An investment

in our

securities

is speculative

and involves

a number

of risks.

We

believe

the risks

described
below are the

material risks most

likely to affect

the Company.

However,

the risks described

below may not

be
the only

risks

that

we

face.

Additional

unknown

risks

or risks

that we

currently

consider

immaterial,

may also
impair our business operations. You should not interpret the disclosure of any risk factor

to imply that the risk

has
not already

materialized. You

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
suffer, and the trading price

of our securities could decline significantly in future periods.
Some of these principal risk factors include:
•
Consummation

of

the

proposed

SGI

Transaction

may

constitute

a

change

of

control

under

our

Senior
Secured

Notes

Indenture

and

our

New

ABL

Facility,

which

could

materially

and

adversely

affect

our
business, financial condition and results of operations;
•
Uncertainty

about

the

effects

of

the

SGI

Transaction

may

affect

our

potential

and

existing

financial
arrangements and customer relationships, including contractual rights triggered upon a change of control in
connection

with

the

SGI

Transaction,

and

may

materially

and

adversely

affect

our

business,

results

of
operations and financial condition;
•
Following

the

consummation

of

the

SGI

Transaction,

we

expect

that

Coronado

Group

LLC

and

SGI

will
have significant

influence over

corporate matters,

including control

over certain

decisions that

require the
approval of stockholders;
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
•
Our business may be adversely affected by the impact on the global economy due to, among other events,
ongoing civil unrest, wars or other significant geopolitical tensions ;
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
•
Our

business,

financial

condition

and

results

of

operations

may

be

adversely

impacted

by

global
pandemics or other widespread public health concerns;
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

recoverable
;

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
;
•
Cybersecurity attacks

and other

similar crises

or disruptions

may negatively

affect our

business, financial
condition and results of operations;
•
The

loss

of,

or

significant

reduction

in,

purchases

by

our

largest

customers

could

adversely

affect

our
revenues;
•
Our existing

and future

indebtedness

may limit

cash

flow available

to invest

in the

ongoing

needs of

our
businesses,

which could

prevent

us from

fulfilling

our

obligations under

our senior

secured

notes, senior
secured asset-based

revolving credit agreement

in an initial

aggregate principal

amount of $150.0

million,
or the New ABL Facility (more fully discussed

in the Management Discussion & Analysis Section

at Item 7.
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
•
Mine closures

entail substantial

costs. If

we prematurely

close one

or more

of our

mines, our

operations
and financial performance would likely be affected adversely

;
•
If

the

assumptions

underlying

our

provision

for

reclamation

and

mine

closure

obligations

prove

to

be
inaccurate, we could be required to expend greater amounts

than anticipated;
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
Sev.en Global Investment

Transaction Risks
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

SGI Transaction.

For further

description of
the

SGI

Transaction

refer

to

Note

27.

“Related

Party

Transactions”

to

the

consolidated

financial

statements
included in Part II, Item 8. “Financial

Statements and Supplementary Data” of this

Annual Report on Form 10-K,
which information is incorporated by reference herein.

Energy & Minerals Group has reported that following the closing of the SGI Transaction, SGI will be the direct or indirect owner of Coronado

Group LLC. As of

the date of this

Annual Report on Form

10-K, Coronado Group LLC
is

the

direct

owner

of

845,061,399

CDIs

(representing

a

beneficial

interest

in

84,506,140

shares

of

common
stock, or 50.4% of the Company’s outstanding total

common stock) and the one Series A Share.

Coronado Global Resources Inc. Form 10-K December 31,

2023

The consummation

of the

proposed SGI

Transaction

may constitute

a change

of control

under the

Company’s
Senior Secured

Notes

Indenture,

dated as

of May

12,

2021, pursuant

to which

the Company

has issued

and
outstanding approximately $242.3

million aggregate principal amount

of its 10.750% Senior Secured

Notes due
2026, or the Notes, as of

December 31, 2023. Upon

a change of control, Coronado

Finance Pty Ltd., the issuer
of the

Notes, is

required to

offer

to repurchase

all or

any part

of a

holder’s Notes

at a

purchase price

in cash
equal to

101% of

the principal

amount thereof,

plus accrued

and unpaid

interest, if

any,

to, but

excluding, the
date of repurchase, subject to the terms and

conditions of the indenture. Failure to

consummate the repurchase
offer, whether

as a result of lack of sufficient

funds or otherwise is an event

of default under the Senior Secured
Notes Indenture that would accelerate

the maturity of the

Notes and permit holders

to pursue available remedies.

The

consummation

of

the

proposed

SGI

Transaction

may

also

constitute

a

change

of

control

under

our
Syndicated Facility

Agreement,

dated as

of May

8, 2023,

or the

New ABL

Facility.

The New

ABL Facility

is a
source of liquidity to us. Upon a change of control, the lenders under the New ABL Facility may,

pursuant to and
following the terms and

review procedures of the

New ABL Facility, cancel existing commitments and require any unpaid amounts under the New

ABL Facility to be

due and payable. As of

December 31, 2023, the Company had
$128.1 million of available borrowings

under our New ABL Facility.

If the lenders under the

New ABL Facility do
not

consent

to

the

change

of

control

and

we

are

unable

to

repay

the

borrowings,

the

lenders

could

pursue
available remedies.

Upon consummation of the

SGI Transaction, we may not

have sufficient assets or liquidity

to satisfy all

applicable
change

of control

obligations

under the

Senior

Secured

Notes

Indenture,

the

New

ABL Facility

and

our other
indebtedness (which we

refer to herein

as the Debt

Repayment Obligations), and we

may not be

able to refinance
the Notes,

the New

ABL Facility

or such

other indebtedness

on commercially

reasonable terms

or at all,

which
would materially and adversely affect our business,

financial condition

and results of operations.

Further, any use by the Company or its subsidiaries of cash on hand or any divestiture of assets of the Company
or its

subsidiaries to

satisfy the

Debt Repayment

Obligations could

have a

negative effect

on our

liquidity,

and
any new equity issuance

by the Company

to raise liquidity

to satisfy the

Debt Repayment Obligations

would be
dilutive to the Company’s existing stockholders.

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

Stanwell, customers,

suppliers, third-party

providers and

employees,
may assert contractual consent

rights or termination rights

that may be

triggered by the consummation of

the SGI
Transaction. In relation

to the arrangements with

Stanwell, we are required

to request Stanwell’s

consent to the
change of control that,

based on information currently

available to us, is expected

to occur on consummation

of
the SGI

Transaction. Stanwell must either

give or refuse

to give consent

within a specified

period following receipt
of the request, and

may only refuse

to consent if

it determines, acting

reasonably,

that the SGI

Transaction

will
have

a

material

adverse

effect

on

the

financial

ability

of

us

to

perform

our

obligations

under

the

Stanwell
agreements.

In

circumstances

where

consent

is

not

obtained,

the

Company

would

seek

to

find

mutually
agreeable alternative terms on which Stanwell would consent

to the change in control.
The Company is also required to request Aurizon Network’s

consent to the change of control that is expected

to
occur on consummation

of the SGI

Transaction under the Aurizon Network

UT5 Rail Access

Agreement. A failure
to obtain

Aurizon Network’s

consent to

the consummation

of the

SGI Transaction

,

if required,

will constitute

a
breach of the agreement, entitling Aurizon Network to legal or equitable remedies which may include termination of the agreement.
For a number of

customers and supplier agreements, including

contractor agreements, the completion of

the SGI
Transaction

may

trigger

a

financial

or

suitability

assessment

by

the

counterparty,

which

may

entitle

the
counterparty

to

terminate

the

agreement,

request

further

security

or

seek

amendments

to

the

terms

of

the
agreement. The

termination

of these

arrangements, or

the requirement

to provide

further security,

could harm
our

relationships

with

such

third

parties

and

could

have

a

material

adverse

effect

on

our

business,

financial
condition, and results of operations.

Consummation of the SGI

Transaction is

expected to also constitute

a “changed holder event”

for the purposes
of

Queensland

financial

provisioning

legislation

relating

to

rehabilitation

obligations

for

the

Curragh

mining
tenements, which

may result

in the

Queensland government

reviewing the

“risk category”

to which

the mining
tenements are allocated

(i.e., very low,

low, moderate

or high), which may

require us to

provide further security
to the Queensland government.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Following the

consummation of

the SGI

Transaction, we

expect that

Coronado Group

LLC and

SGI will
have significant

influence over

corporate matters,

including control

over certain

decisions that

require
the approval of stockholders.
The Special Committee is reviewing

the terms of the Certificate

of Incorporation regarding the Series A

Preferred
Stock and the terms of the Stockholders Agreement dated

as of September 24, 2018 between the Company and
Coronado Group

to evaluate

whether the

rights ascribed

collectively to

the EMG

group thereunder

will inure

to
SGI as the new owner of the Coronado Group LLC.

Even apart from those rights, SGI as the indirect owner

of a
majority of the Company’s common stock will

have significant influence over corporate matters.
Further, uncertainty about the effects of

the SGI Transaction on counterparties

to contracts, employees and

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

For example,

the Australian

Government recently

reformed the

Safeguard Mechanism

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

National Greenhouse and Energy Reporting

Act 2007 and other
legislation, to establish

the framework

to give effect

to key

elements of the

reforms, such

as introducing credits
to the scheme to provide an incentive to companies to

go below their baselines.
The

Safeguard

Mechanism

applies

to

industrial

facilities

emitting

more

than

100,000

tons

of

carbon

dioxide
equivalent per

year,

including in

electricity,

mining, oil

and gas

production, manufacturing,

transport and

waste
facilities.
In accordance with

the Safeguard Mechanism and

following the Federal Government’s finalization

of the National
Greenhouse and Energy Reporting (Safeguard Mechanism) Amendment

(Reforms) Rule 2023, Curragh intends
to

establish

a

new

production-adjusted

(intensity)

baseline

for

covered

emissions

(Scope

1).

Curragh

will

be
required to take action

to keep its net

Scope 1 emissions at

or below the baseline

through emissions reduction,
by

for

example,

purchasing

Safeguard

Mechanism

Credits

(SMCs)

from

another

facility,

captured

by

the
Safeguard

Mechanism,

purchasing

and

surrendering

Australian

Carbon

Credit

Units

(ACCUs),

or

face
enforcement measures.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Additionally,

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

carbon-capture, usage

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

For example, on January 12, 2020,

operations
at our

Curragh mine were

temporarily suspended after

a contractor was

fatally injured during

a tire

change activity
in

the

main

workshop

on

site

and

on

November

21,

2021,

operations

at

our

Curragh

mine

were

temporarily
suspended after an employee

was fatally injured while working

in the dragline operations.

If further serious safety
incidents were to

occur at any

of our mining

facilities in the

future, it is

possible that a

regulator might impose

a
range

of

conditions

on

re-opening

of

a

facility,

including

requiring

capital

expenditures,

which

could

have

a
material adverse effect on our reputation, financial

condition and results of operations.
For

additional

information

about

the

various

regulations

affecting

us,

see

Item 1.

“Business—Regulatory
Matters—Australia” and “Business—Regulatory Matters

—United States.”

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
Economic, Competitive and Industry Risks
Our

business

may

be

adversely

affected

by

the

impact

on

the

global

economy

due

to,

among

other
events, ongoing civil unrest, wars or other significant

geopolitical tensions.
Geopolitical tensions, ongoing civil unrest and wars can have a significant impact on global markets, influencing
both the

supply

and

demand

of coal

we sell

into the

export market

and the

cost

or availability

of supplies

we
consume in producing our coal.

For example, global markets

are experiencing volatility

and disruption with current

geopolitical tensions and the
military invasion of

Ukraine by Russia.

This military conflict

led to sanctions

and other penalties

being levied by
the United States, the European Union and other countries against Russia, including expansive bans on imports and exports of products to and from Russia.

The

extent

and

duration

of

such

conflicts

could

lead

to

market

disruptions,

including

significant

volatility

in
commodity prices, such as

the coal we

sell and diesel fuel

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
•

weather

conditions

in

our

markets

that

affect

the

ability

to

produce

Met

coal

or

affect

the

demand

for
thermal coal;

Coronado Global Resources Inc. Form 10-K December 31,

2023

•

competition from other coal suppliers;
•

technological advances affecting the steel production

process and/or energy consumption;
•

the costs, availability and capacity of transportation infrastructure;

and
•

the impact

of domestic

and foreign

governmental policy,

laws and

regulations, including

the imposition
of tariffs, environmental

and climate change

regulations and

other regulations

affecting the

coal mining
industry,

including regulations and measures introduced in response

to global pandemics.
Met coal has

been a volatile

commodity over the

past ten years.

Although coking coal

index prices improved

in
the second

half of

2023 due

to tight

supply,

on average

coking coal

prices were

significantly lower

than 2022
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

on demand

for our

Met coal.

See “—We

may face

restricted

access

to international

markets in

the
future.”

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
commodities. There

can be

no guarantee

that tariffs,

import quota

restrictions, bans

or other

trade barriers

will
not be

imposed (whether

as a

result of

geopolitical tensions

or for

other reasons)

for our

products. We

may or
may

not

be

able

to

access

alternate

markets

for

our

coal should

interruptions

and

trade

barriers

occur

in

the
future. An inability

for Met

coal suppliers

to access

international markets

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

and

Coronado Global Resources Inc. Form 10-K December 31,

2023

•

terrorist attacks, natural disasters, the impact from global pandemics or other events.
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

as of December 31, 2023.
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
security of supply.

If the cost

of any of

these key supplies

or commodities increased

significantly,

or if a

source
for these supplies or mining equipment was unavailable to meet our replacement demands our profitability could be reduced or we could experience a delay or halt in

our production.
Prices

for equipment,

materials,

supplies

and employee

labor

contractor

services

increased during

2023,

and
could

continue

to

increase

in

2024

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
results of operations, liquidity,

and cash flows.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
Our

business,

financial

condition

and

results

of

operations

may

be

adversely

impacted

by

global
pandemics or other widespread public health concerns.
Global pandemics

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
or

across

borders

(including

interstate),

affecting

a

number

of

our

normal

business

practices

and

operations.
These

restrictions

could

cause

disruptions

to

mining

operations,

manufacturing

operations

and

supply

chains
around the world.

The extent and duration of the impact

that global pandemics and other public

health concerns could have in our
business and results of operations will depend on numerous factors out of our control that we may not be able to
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

May 31, 2024 to July

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

2023

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

of our operations.
These nationwide permits are issued every

five years, and the 2017 nationwide permit

program was reissued in
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

Coronado Global Resources Inc. Form 10-K December 31,

2023

A

shortage

of

skilled

labor

in

the

mining

industry

could

pose

a

risk

to

achieving

improved

labor
productivity.
Efficient coal mining using modern techniques and equipment requires skilled workers, preferably with at least a
year of experience and proficiency in multiple

mining tasks. Any reduced availability or future

shortage of skilled
labor in the

Australian and U.S.

mining industries could

result in us

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
•

adverse weather conditions

or natural or

man-made disasters, including

hurricanes, cyclones, tornadoes,
floods, droughts, bush

fires, seismic activities,

ground failures, rock

bursts, structural cave-ins

or slides
and other catastrophic events (such as global pandemics);
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
•

cyber-attacks that could disrupt systems we rely on for

our operations; and
•

security breaches or terrorist acts.
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

2023

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

geopolitical risks;
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

base our resource

and reserve

information on geologic

data, coal ownership

information and current
and

proposed

mine

plans,

and

mining

cost

assumptions

may

be

affected

by

changes

in

mine

planning

or
scheduling over

time. There

are numerous

uncertainties

inherent in

estimating

quantities

and qualities

of coal
and

costs

to

mine

recoverable

reserves,

including

many

factors

beyond

our

control.

There

are

inherent
uncertainties and risks associated with such estimates, includi ng:

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

Australian Operations are
employed by contractors, including Thiess Pty Ltd and

Golding Contractors Pty Ltd.
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

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
Suppliers

and

manufacturers

may be

unable

to

provide

such

equipment,

work

force

or service

for

a

range

of
reasons, including but not limited to their business suffering adverse effects as a result of global pandemics.

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
We have entered into employment

contracts with a number of

key personnel in Australia

and the United States,
including our

Managing

Director

and

Chief

Executive

Officer,

Douglas

Thompson,

our Group

Chief

Operating
Officer, Jeffrey Bitzer and our Group

Chief Financial Officer and Head

of Marketing and Strategy, Gerhard Ziems.

Mr. Thompson’s,

Mr. Bitzer’s and Mr. Ziems’ expertise and experience in the mining industry are important to the
continued

development

and

operation

of

our

mining

interests.

However,

there

is

no

assurance

that

such
personnel will

remain with

us for

the term

of their

employment contracts

or beyond.

Although all

our Australian
based employees

have contracts

of employment,

in the

United States,

we have

not entered

into employment
contracts

with

any

of

our key

personnel

(other

than

Mr. Bitzer,

Mr.

Christopher

Meyering,

our

Vice

President,
Chief Legal

Officer and

Mr.

Brett Holbrook,

our Vice

President Operations

U.S.), meaning

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

2023

Cybersecurity

attacks

and

other

similar

crises

or

disruptions

may

negatively

affect

our

business,
financial condition and results of operations.
Our

business

may be

impacted

by cybersecurity

attacks

or failures.

Strategic

targets,

such

as

energy-related
assets, may

be at greater

risk of

cybersecurity attacks

than other targets

in the United

States or

Australia. Our
insurance may

not protect

us against

such occurrences.

It is

possible that

any such

occurrences could

have a
material adverse effect on our business, financial

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
For the

year ended

December 31,

2023, our

top ten

customers comprised

74.2% of

our total

revenue and

our
top five customers comprised

53.3% of our total revenue. For the year ended December

31, 2023, sales to Tata
Steel and AcelorMittal represented

20.5% and 10.0%,

respectively, of our total revenue. The

majority of our

sales
are made

on

a spot

basis

or under

contracts

with

terms

of typically

one

year.

The

failure

to

obtain

additional
customers or the

loss of all

or a portion

of the revenues

attributable to any

customer as a

result of competition,
creditworthiness,

inability

to

negotiate

extensions,

replacement

of

contracts

or

the

impact

of

the

global
pandemics, or otherwise, may adversely affect our

business, financial condition and results of operations.
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
of

credit

or

other

form

of

security,

we

maintain

an

insurance

policy

to

cover

for

any

failure

in

payment.

This
insurance coverage, however,

may not cover the full scope

and extent of losses we

may incur as the result

of a
payment default or otherwise.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

of $150.0

million,
or

the

New

ABL

Facility,

and

other

debt,

and

we

may

be

forced

to

take

other

actions

to

satisfy

our
obligations under our debt, which may not be successful.
As

of

December

31,

2023,

we

had

$242.3

million

aggregate

principal

amount

of

our

senior

secured

notes
outstanding. As of December 31, 2023, the

letter of credit sublimit had been partially used

to issue $21.9 million
of bank guarantees on behalf of the Company and no amounts were drawn under the revolving credit sublimit of the New ABL Facility.

As of December 31, 2023,

the available borrowing

capacity under this facility

was $128.1
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
Our ability to service

our debt obligations

could be impacted

by the consummation

of the SGI Transaction.

See
“—Consummation of the

proposed SGI Transaction may constitute

a change of

control under our

Senior Secured
Notes Indenture

and our

New ABL

Facility,

which could

materially and

adversely affect

our business,

financial
condition and results of operations.”

Coronado Global Resources Inc. Form 10-K December 31,

2023

We

adjust

our

capital

structure

from

time

to

time

and

may

need

to

increase

our

debt

leverage,

which
would make us more sensitive to the effects of

economic downturns.
It is possible

that we

may need

to raise

additional debt

or equity funds

in the future.

Our New

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

recently,

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

2023

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

nil. Under the terms
of the WICET Take

-or-Pay Agreement there is a limit of how much WICET Pty Ltd can charge us for recovery of its finance costs, referred to as a finance cap. Since WICET began operating in April 2015, five WICET Holdings
Pty Ltd shipper-shareholders

have defaulted on their

obligations under their respective

take-or-pay agreements
and

subsequently

had

those

agreements

terminated.

The

result

of

these

terminations

is

a

decrease

in

the
aggregate contracted tonnage at WICET from 27 MMtpa to

13.9 MMtpa.
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

On August 14, 2018, Curragh entered into the Supply

Deed with Stanwell. The Supply Deed grants Curragh

the
right

to

mine

the

coal

reserves

in

the

SRA.

In

exchange

for

these

rights,

Curragh

has

agreed

to

certain
amendments to

the CSA

and to

enter into

the NCSA,

which will

commence on

or around

the expiration

of the
CSA (currently

expected to

expire in

2027).

On July

12, 2019,

Curragh entered

into the

NCSA with

Stanwell.

Curragh agreed that

the total value

of the discount

received by Stanwell

on coal supplied

to it under

the NCSA
should (by the expiration

date of the NCSA)

be equal to the net

present value of A$210

million as at the date

of
the Supply Deed.

No export rebates

are payable during

the term

of the NCSA.

The amortized cost

of the deferred
consideration was $277.4 million (A$405.6 million) as of December

31, 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Stanwell may assert contractual consent rights

or termination rights that may be triggered

by the consummation
of the Stanwell Transaction. See “—Uncertainty about the effects of the SGI Transaction may affect our potential
and

existing

financial

arrangements

and

customer

relationships,

including

contractual

rights

triggered

upon

a
change of control in connection with the SGI Transaction, and may materially and adversely affect our business, results of operations and financial condition”.
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
December 31, 2023,

we provided $44.0

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

2023

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

$163.9 million

as of

December 31,

2023,
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

Secured

Overnight

Financing

Rate,

or

SOFR,

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

Actions by such regulators and law
enforcement agencies may result

in changes to the

manner in which certain

reference rates are determined,

their
discontinuance,

or

the

establishment

of

alternative

reference

rates.

For

example,

after

2021,

the

United
Kingdom’s Financial

Conduct Authority,

which regulates

LIBOR, no

longer compelled

banks to submit

rates for
the calculation of non-U.S.-dollar LIBOR. The U.S-dollar

LIBOR was discontinued in June 2023. The Alternative
Reference Rates Committee has proposed SOFR as its

recommended alternative to LIBOR.

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

2023

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
As of

December 31,

2023, we

had 1,878

employees.

In addition,

as of

December 31,

2023, there

were 2,335
contractors

supplementing

the

permanent

workforce,

primarily

at

Curragh.

As

of

December

31,

2023,
approximately

10.8%

of our

total employees,

all at

our

Australian Operations,

were represented

by organized
labor unions and covered by the

EA. In July 2023, the Australian Fair

Work Commission approved the

four year
Curragh Mine

Enterprise Agreement

2023. This

EA has

a four-year

expiration date

and will

remain in

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
We

are

subject

to

extensive

forms

of

taxation,

which

imposes

significant

costs

on

us,

and

future
regulations

and

developments

could

increase

those

costs

or

limit

our

ability

to

produce

coal
competitively.
Federal,

state

or

local

governmental

authorities

in

nearly

all

countries

across

the

global

coal

mining

industry
impose various

forms of

taxation

on coal

producers,

including production

taxes,

sales-related

taxes,

royalties,
stamp duty, environmental

taxes and income taxes.

For example, on September 27, 2022, the Company received from the Queensland Revenue Office, or QRO, an assessment of the stamp duty payable

on its acquisition of the Curragh mine

in March 2018. The QRO assessed
the stamp

duty on

this

acquisition

at

an

amount

of $56.2

million

(A$82.2

million)

plus

unpaid

tax

interest.

On
November 23, 2022, the Company filed an objection to the assessment.

On January 9, 2024, the Company’s objection

to the assessed stamp duty was disallowed by the

QRO.
The Company, based on legal

and valuation advice

obtained, continues to

maintain its position

and the estimated
stamp duty payable of $29.4 million (A$43.0 million) on

the Curragh acquisition.

As per the Taxation

Administration Act (Queensland)

2001, the Company

can only appeal

or apply for a

review
of QRO’s

decision if

it has

paid the

total assessed

stamp duty

of $56.2

million (A$82.2

million) plus

unpaid tax
interest of $14.5 million (A$21.2 million). Such appeal

must be lodged by March 11,

2024.

The Company

disputes the

additional amount

assessed of

stamp duty

and unpaid

tax interest

and is

currently
considering its options to either appeal the decision to the Supreme Court of

Queensland or apply for a review of
QRO’s decision by the Queensland Civil and

Administrative Tribunal.

Given that

the Company

is unable

to avoid

the payment,

and the

recovery of

such amount

through litigation

is
uncertain,

the

additional

accrual

of

$41.3

million

has

been

recognized

within

“Accrued

Expenses

and

Other
Current Liabilities”

in the

Consolidated Balance

Sheet as

at December

31, 2023,

and a

corresponding amount
recognized

under

“Selling,

general

and

administrative”

expense

in

the

Company’s

Consolidated

Statement

of
Operations and

Comprehensive Income.

The total

accrual of

$53.7 million

(A$79.0 million)

as at

31 December
2023

is

based

on

the

Company’s

estimate

of

the

outstanding

stamp

duty

payable,

the

additional

accrual
recognized, less partial payments to date of $17.6 million

(A$25.7 million).

We cannot guarantee that the steps we take to

defend our position on this matter will be successful.
In 2022, the Queensland State Government in Australia amended the

Mineral Resources Regulation 2013 (Qld)
introducing

additional

higher

tiers

to

the

coal

royalty

rates

effective

from

July

1,

2022,

increasing

the

royalty
payable by our Australian Operations.

The tiers currently applicable are as set out below:
•

7% for average coal price per Mt sold up to and including

A$ 100 per Mt;
•

12.5% for average coal price per Mt sold from A$100 to

A$150 per Mt;

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

2023

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
longer beneficially

owns in

the aggregate

shares of

our common

stock representing

at least

10% of

our voting
stock, in which case we

shall thereafter be governed by Section

203 if and for

so long as Section 203

by its terms
would apply to

us. Upon the

closing of the

SGI Transaction,

EMG Group will

no longer own

at least 10%

of our
voting stock and we will be

governed by Section 203 at that

time. See “—Following the consummation of the SGI
Transaction, we expect that Coronado Group LLC and SGI

will have significant influence over corporate matters,
including control over

certain decisions that

require the approval

of stockholders”.

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

2023, the

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

2023

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
other employee or

agent of the

Company to the

Company or the

Company’s stockholders or debtholders;
•

any

action

or

proceeding

asserting

a

claim

against

the

Company

or

any

director

or

officer

or

other
employee or

agent of

the Company

arising pursuant

to any

provision of

the DGCL

or our

certificate of
incorporation or bylaws; or
•

any action

asserting

a claim

against

the

Company

or

any

director

or

officer

or

other

employee

of

the
Company

governed

by

the

internal

affairs

doctrine

or

other

“internal

corporate

claims”

as

defined

in
Section 115 of the DGCL.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

including a

global pandemic,

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

The payment of

dividends and repurchases

of our stock

are dependent on

a number

of factors, and

future
payments and repurchases cannot be assured.
The

payment

of

dividends

in

respect

of

our

common

stock

is

impacted

by

several

factors,

including

our
profitability,

retained earnings,

capital requirements

and free

cash flow,

as well

as applicable

covenants under
the Senior Secured Notes Indenture governing our Notes and covenants under the New ABL Facility.

Any future
dividends will be determined by our Board of Directors having regard to these factors, among others. There is no
guarantee that any

dividend will be

paid, or repurchases

will be made,

by us, or

if paid, paid

at previous levels.
From time to time, our Board of Directors may also cancel

previously announced dividends.

Coronado Global Resources Inc. Form 10-K December 31,

2023

ITEM 1B. UNRESOLVED

STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy:
Coronado

has

implemented

software

governance

tools

to

assess,

identify,

and

manage

material

risks

from
cybersecurity threats. Coronado heavily relies on information technology systems throughout its operations, and acknowledges

the

critical

importance

of

safeguarding

its

digital

assets

and

protecting

sensitive

information.
Regular security assessments are conducted

to monitor technological implementations against

global standards.
Coronado

also

maintains

a

suite

of

security

measures

to

help

defend

against

unauthorized

access

and
misappropriation

of

technology.

Additionally,

the

Coronado

IT

department

distributes

training

and

awareness
information covering email security,

password security,

data handling security,

and cloud security.
Coronado’s cybersecurity

risk management

is integrated

into its Group

risk management

processes, which

are
governed

by

the

Group

Risk

Management

Framework

and

Risk

Management

Policy.

The

Risk

Management
Framework and Risk Management Policy outline:
●

Risk management responsibilities;
●

Risk assessment frequency;
●

Risk assessment criteria (likelihood and consequence);
●

The requirement to implement internal controls; and
●

The level within the organization risk assessments are

to be performed.
Certain key controls considered through Coronado’s

internal control processes are linked to cybersecurity

risks,
these include controls over access and change management for key financial systems. Where the management
of

these

key

financial

systems

is

outsourced

to

third

parties,

Coronado

receives

assurance

reports

on

the
effectiveness

of

key

vendor

controls.

Additionally,

Coronado

uses

third

parties

to

conduct

cybersecurity
penetration testing at Coronado's US and Australian

operations. In 2023, Coronado created the

Digital Advisory
Committee (Committee), which is

chaired by the

Vice President of

Information Technology.

As part of

Coronado’s
processes to

oversee and

identify cybersecurity

threats associated

with its

use of

third-party service

providers,
the Committee

is tasked

with reviewing

new software

requests from

Coronado’s various divisions.

The Committee
is comprised

of

business

systems,

plant,

and

operational

personnel

from

both

Coronado’s

US

and

Australian
operations.
As of

the filing

of this

Annual Report

on Form

10-K, Coronado

is not

aware of

any cybersecurity

incidents that
have occurred

since the

beginning of

2023 that

have materially

affected,

or are

reasonably likely

to materially
affect, Coronado, including Coronado’s

business strategy,

results of operations or financial condition.

Coronado
could be subject to cybersecurity incidents in

the future which may have a material

adverse effect on Coronado’s
business strategy, results of operations or financial

condition. For further information on

Coronado’s risks relating
to cybersecurity threats, see “Operation and Technology

Risks” in “Risk Factors” on page 51
of this Form 10-K.

Governance:
The

Board

of

Directors

(Board)

is

responsible

for

reviewing,

ratifying,

and

monitoring

systems

of

risk
management,

internal

control,

and

legal

compliance.

This

includes

identifying

the

main

risks

associated

with
Coronado's

businesses,

including

cybersecurity

risk,

and

implementing

appropriate

systems

to

manage

such
risks. As outlined in the Audit Governance and Risk

Committee (AGRC) charter, the

Board has delegated to the
AGRC responsibility for

overseeing corporate and governance

risk management, financial risk

management, and
compliance with applicable laws,

regulations, standards, and best

practice guidelines. In 2024,

the AGRC charter
was amended

to confirm

that this

responsibility includes the

oversight of

cybersecurity risk. The

AGRC is

informed
of cybersecurity risks by management, which includes an annual cybersecurity risk presentation. As part of their
review of reports

from management,

the AGRC reports

cybersecurity risk

updates to the

Board, which enables
the Board to incorporate the insights of such reports into its overall risk oversight analysis.
Supporting

this

governance

framework,

the

Executive

Leadership

Team

(ELT)

is

responsible

for

maintaining
effective systems of risk management and internal control, as well as responding to cybersecurity incidents. The
Vice

President

of

Information

Technology

is

responsible

for

the

cybersecurity

function.

The

Vice

President

of
Information

Technology

has

experience

in

various

roles

involving

managing

information

systems

and
cybersecurity functions

and developing

cybersecurity strategies.

The Vice

President of

Information Technology
reports to the Group Chief Financial Officer (Group

CFO), who is a member of the ELT.

Coronado Global Resources Inc. Form 10-K December 31,

2023

In order to prevent, detect, mitigate and

remediate cybersecurity incidents, Coronado maintains a Cyber Incident
Response

Plan

(Plan).

The

Plan

outlines

Coronado's

approach

to

identifying

and

containing

cybersecurity
incidents, along with recovery

and improvement processes.

The Plan includes incident

assessment criteria that
allow for

escalation of

potentially material

cybersecurity

incidents. The

Group CFO

reports to

the AGRC

in the
event

of

a

potentially

material

cybersecurity

incident.

Additionally,

annual

reviews

of

Coronado’s

current
cybersecurity status are presented to the Board and the AGRC by management.

Coronado Global Resources Inc. Form 10-K December 31,

2023

ITEM 2.

PROPERTIES

Summary Overview of Mining Operations
Coronado owns and controls

a portfolio of operating

mines and development projects

in Queensland, Australia,
and

Virginia,

West

Virginia

and

Pennsylvania

in

the

United

States.

Our

Australian

Operations

consist

of

the
100%-owned Curragh

producing mine

complex. With

respect to

our U.S.

Operations, Coronado

owns a

100%
interest in two producing

mine complexes (Buchanan

and Logan) and

a 100% interest

in one idled, production-
stage

mine

complex

(Greenbrier)

and

two

development

properties

(Mon

Valley

Minerals

(formerly

called
Pangburn-Shaner-Fallowfield)

and

Russell

County).

Figures

1

and

2

below

show

the

locations

of

our

mining
properties in Australia and the United States, respectively

.

Figure 1: Australian Operations:

Coronado Global Resources Inc. Form 10-K December 31,

2023

13.6
12.8
26.4
12.4
13
25.3
12.8 12.6
25.4
Australia United States Group
ROM production (Mt)
FY21 FY22 FY23
11.1
6.3
17.4
9.8
6.2
16.0
10.0
5.8
15.8
Australia United States Group
Saleable production (Mt)
FY21 FY22 FY23
Figure 2: U.S. Operations:
The below charts

show run-of-mine, or

ROM, production

and saleable production

for our Australian

Operations
and our U.S. Operations for the years ended December

31, 2023, 2022 and 2021.
See the descriptions of our material mining properties

under “—Curragh,” “—Buchanan,” “—Logan” and “—Mon
Valley”

below

for

more

information.

Table

1

below

contains

a

summary

of

the

key

information

relative

to

the
various

Coronado

properties.

Tables

2

and

3

provide

a

summary

of

our

coal

resources

and

reserves,
respectively, as of December

31, 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Table 1.

Summary of Coronado Properties
Property
(Property
Stage)
Mineral Rights (1)
Permit
Status (2)
Mine Type(s) Coal Type
Coal Seams of
Economic
Interest
(Formation)
Processing
Plants/
Facilities
Curragh
(Production)
25,586 hectares
leased; 6,381
hectares owned
Permitted
Surface &
Underground (4)
HCC, SCC,
PCI, Thermal
Various (Rangal
Coal Measures)
CPP1 - 1,100 raw
Mt per hour;
CPP2 - 1,200 raw
Mt per hour; Rail
Loadout
Buchanan
(Production)
25,853 hectares
leased
(3)
; 7,725
hectares owned
1 Permit Underground Low-Vol
Pocahontas #3
(Pocahontas
Formation)
CPP - 1,270 raw
Mt per hour; Rail
Loadout
Logan
(Production)
13,114 hectares
leased (3) ; 69
hectares owned
27 Permits
Surface &
Underground
HVA, HVB,
Thermal
Various
(Kanawha
Formation)
CPP - 1,088 raw
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

2023

Table 2.

Summary Coal Resources Exclusive of Reserves at End

of the Fiscal Year Ended December 31,
2023. (1)
Coal Resources (In Situ, MMt) (2)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
Australia
Curragh Open Cut 167 81 247 54 22.9% 0.6% 19.1%
Curragh Underground 41 62 103 106 18.6% 0.4% 18.1%
Total

Australia
208 143 350 160
United States
Buchanan 31 4 35 — 16.0% 0.8% 18.0%
Logan 39 36 75 3 17.0% 1.0% 31.0%
Mon Valley
— — — —
— — —
Greenbrier
19 14
33
—
31.0% 1.1% 20.0%
Russell County
40 4
44
—
29.0% 0.7% 23.0%
Total

United States
129 58 187 3
Total
337 201 537 163
(1)

For more

information regarding price

assumptions used

in the

calculation of

coal resources

as of

December 31,

2023, see

the
individual property disclosures below.
(2)

Australian resources are estimated inclusive of 5.3%

in-situ moisture.

United States resources are estimated on a

dry basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.

Table 3.

Summary Coal Reserves (Marketable Sales Basis) at End of the Fiscal Year Ended December 31, 2023.
(1)
Demonstrated Coal Reserves (Wet Tons,
Washed or Direct Shipped, MMt) (2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
Australia
Curragh Open Cut 173 16 189 12.2% 0.5% 19.5%
Curragh Underground 25 9 34 10.0% 0.3% 16.9%
Total

Australia
198 25 223
United States
Buchanan 87 5 92 6.0% 0.7% 20.0%
Logan 55 16 71 8.0% 0.9% 35.0%
Mon Valley 78 57 134 8.0% 1.2%
(3)
35.0%
Greenbrier 4 2 7 8.0% 1.0% 26.0%
Russell County 24 5 29 8.0% 0.9% 31.0%
Total

United States
248 85 333
Total 446 110 556
(1)

For more

information regarding

price assumptions

used in

the calculation

of coal

reserves as

of December

31, 2023,

see the
individual property disclosures below.
(2)

For more information regarding moisture assumptions used in the calculation of coal reserves as of December 31, 2023, see the
individual property disclosures below.
(3)

Life-of-mine,

or

LOM,

sulfur

for

Pangburn

is

an

estimated

1.2%;

however,

overall

Mon

Valley

complex

reserve

average

is
1.4%sulfur.
(4)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Curragh
Curragh is a

production-stage mining property that

consists of two

active, open cut,

surface mines (Curragh

North
and Curragh Main) and one proposed

underground mine (east of the Curragh

North open cut mine).

Coal mine
development at

the Curragh

property has

been historically

accomplished by

surface mining

methods since

the
mine’s inception in 1983.

Presently, coal mine development at the Curragh property

is accomplished by surface
mining

methods

and

by

an

underground

development

project,

which

is

undergoing

operational

readiness

in
preparation for

execution and

commencement of

underground coal

production in

late 2024.

Curragh coals

are
widely known for their low

ash, low to mid volatile

matter, low sulfur

and low phosphorous content.

Curragh Met
coal products are also known

for their consistent delivered

quality, which

supports a consistent offtake

across a
diversified market base.

A map of the Curragh tenements is shown in Figure 3.
Figure 3.

Coronado Curragh Mine Complex Property Location

Map.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

load-
out system

for dispatches

via Blackwater

rail line

to the

Port of

Gladstone or

the Stanwell

Power Station.

See
Item 1. “Business—Transportation

—Australian Operations” for

additional information regarding

the rail and port
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

57-
megawatt,

or

MW,

sourced

from

the

main

grid

power.

The

substation

is

located

on

the

southwest

corner

of
ML1878

with

both

66kv

and

22kv

distribution

networks

to

supply

the

draglines,

shovel

and

CPPs.

There

is
adequate power

on site

for establishing

the underground

mine and

commencing the

first two

continuous miner
units;

however,

upgrades

to

the

site

infrastructure

are

required

for

full

underground

production

with

four
continuous miner units.

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
Curragh,

is

the

Queensland

government.

A

royalty

is

payable

to

the

Queensland

government

for

the

right

to
extract

minerals.

The

MRA

also

creates

different

tenures

for

different

mining

activities,

such

as

prospecting,
exploring and

mining. A ML

is the

most important tenure,

as it permits

the extraction

of minerals

in conjunction
with other required authorities. The MRA imposes general conditions on a ML.
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

existing petroleum

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

to all of our Tenements.

See
Item 1. “Business—Regulatory Matters—Australia” for additional information regarding Curragh’s Tenements.

Property control and mining rights at Curragh are entirely expressed in the MLs and MDLs mentioned above. An overlapping petroleum tenure exists over the

southern and eastern extents of

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
on a regulated tiered

structure introduced July

1, 2022. This tiered

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

the Curragh

property to

Wesfarmers

Ltd. In

2014, Wesfarmers
acquired MDL 162 from Peabody Budjero Pty

Ltd.

Coronado acquired all the Tenements

from Wesfarmers Ltd.
in March 2018.

Production history has been approximately

11.1 MMt in

2021, 9.8 MMt in 2022 and 10.0 MMt

in
2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Beginning

in the

1960’s,

various

tenement

holders

began prospecting

and exploratory

drilling

at Curragh.

We
currently

have

an

active,

ongoing

exploration

program

at

Curragh

that

allows

us

to

update

and

refine

the
geological

model

ahead

of

pit

development.

Recently,

we

have

increasingly

focused

on

an

underground
exploration program,

which has

included seismic

2-D

and 3-D

surveys and

core drilling

for gas,

geotech, coal
quality

and

spontaneous

combustion

evaluation.

Additional

exploration

has

included

permeability

and
hydrological assessments.
Open cut coal mine development

at the Curragh property is presently

accomplished by surface mining methods
and has been so historically

since the mine’s inception.

The mine characteristics and output

levels allow it to be
ranked as

a large

coal operation

when compared

to domestic

producers in

Australia and

worldwide.

Curragh
operates four large electric draglines, one large electric

shovel and additional fleets of hydraulic excavators.

Curragh has two coal preparation

plants, CPP1 and CPP2. CPP1

is the oldest of the two processing

plants and
has a documented

nameplate capacity of

1,100 raw tons

per hour, or tph

(as received).

CPP2 has a

documented
nameplate capacity of 1,200 tph (as received) with a capability of up to

1350 tph when processing selected feed
types.

Curragh has

a loadout

facility for

loading coal

onto railcars,

which is

connected to

the main

Blackwater
rail link.

Generally, the mining equipment and facilities at Curragh are in good operating condition.

We focus on the long-
term

potential

of

the

mine

complex

and

regularly

monitor

developments

in

the

mining

industry

for

technology
improvements and

new equipment

that could

help us

increase efficiency

and lower our

costs. Curragh’s

oldest
mining

equipment,

including

two

draglines,

began

operations

in

1983.

Prior

to

Coronado

taking

over

mining
operations,

Wesfarmers

Ltd.

made

improvements

to

the

processing

facilities

at

Curragh,

including

the
commissioning of the second CPP

in 2012 and replacing the raw

coal crushing system at Curragh

Main with an
updated circuit

in 2016.

Wesfarmers Ltd.

also started

a corrosion

and structural

repair program

over ten

years
ago that

has continued

since acquisition.

This program

helps ensure

that the

assets are

available well

into the
future. From time to time, we also

update and improve other equipment and facilities to maintain their usefulness and optimize our competitiveness. As of December 31, 2023, the book value of Curragh and its associated plant and equipment was $767.8 million.
Studies

for

determining

the

feasibility

of

underground

mining

of

the

Curragh

North

mine

east

of

the

existing
Curragh

North

open

cut

mine

has

been

undertaken

between

2020 to

2023, comprising

a

pre-feasibility

study
completed

in

the

first quarter

of 2023

and

a subsequent

more

detailed

feasibility

study

on the

South

planned
operations

area in

the Mammoth

Seam. The

selected

mining

method for

the underground

project is

bord and
pillar mining using

primary extraction

of panels

with roadway

widths of

6.5 meters,

reducing to

6 meters

where
the overburden thickness or

mining conditions require. The

project is currently in

the operational readiness phase
and preparation is currently underway

for execution and commencement

of underground coal production

in late
2024. The ROM

coal is planned

to be transported

on the existing

installed overland conveyor south

to the existing
CPPs for

processing. The

product coal

will be

handled through

the existing

product coal

stockpile system

and
train load out facility at Curragh.

Underground mine access is planned

via four portal entries from the

southern end of the final highwall

of one of
the open

cut pits

in Curragh,

called S-Pit.

Surface infrastructure

planned for

the underground

mine includes

a
ROM stockpile

pad, conveyor

and radial

stacker, Mine Industrial

Area and

workshop. This

is planned

to be

located
adjacent to the S-Pit

portal entries from the

open cut, with access

to the underground mine

via mobile vehicles.
The mine access methodology and

surface infrastructure arrangement is consistent with other

underground bord
and pillar mines operating from existing open cut mines

in Queensland.
The underground mine has been

planned with three mining areas: South, Central and

North. Planned production
transitions

from

South

to

Central

and

then

North

areas

as

reserves

deplete

and

geographical

expansion

is
required to maintain

the required LOM

production. The mine

is expected to

commence in the

South area in

the
Mammoth Seam in late 2024 with two continuous miner

units, then later introducing additional continuous miner
units, with full production

using four units by

2026. Production is planned

to commence in the

Mackenzie Seam
in 2034 and continue throughout the expected LOM of approximately

20 years for the underground mine.

We are

not aware of

any significant

encumbrances or

defects in title

with respect

to the Curragh

property.

We
believe

we

have

secured

all

applicable

environmental

licenses

and

permits

under

both

Queensland

and
Australian Commonwealth

legislation and

have all

permits and

licenses regarding

cultural heritage,

native title
and various

other social

issues. See

Item 1. “Business

—Regulatory Matters—Australia”

for a discussion

of the
permitting conditions applicable to Curragh.
Summaries of Curragh’s

coal resources

and reserves estimates as

of December 31, 2023

and 2022 are shown
in Tables

4 and 5, respectively.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Table

4.

Curragh

–

Summary

of

Coal

Resources

Exclusive

of

Reserves

at

the

End

of

the

Fiscal

Year
Ended December 31, 2023 and 2022. (1)
Coal Resources
(Wet Tons, In Situ, MMt) (2)(3)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2023
Open Cut 167 81 247 54 22.9% 0.60% 19.1%
Underground 41 62 103 106 18.6% 0.40% 18.1%
Total 208 143 350 160
December 31, 2022
Open Cut 328 184 512 142 19.5% 0.50% 18.4%
Total 328 184 512 142
(1)

Curragh determines the resources exclusive of reserves below a 15:1 in-situ strip ratio as being suitable for

open pit mining, and
above 15:1 in-situ strip ratio being suitable for underground mining with a minimum seam thickness of 1.8

meters.
(2)

There are resources suitable for open

cut mining outside of the declared

reserves.

The initial economic assessment

for resources
exclusive of

reserves as

of December

31, 2022,

and 2023

assumed revenue

pricing based

on an

assumed long-term

average
realized sales prices

of $143 per

Mt (FOB) and

$133 per Mt (FOB),

respectively, for the open cut

resources and $147

per Mt (FOB)
and $140 per Mt (FOB), respectively, for the underground

resources. This is explained further in

Section 11.5 of the Curragh TRS.
(3)

Table 1-1 of the Curragh TRS provides a summary of Curragh resource tons inclusive of reserve tons as of December 31, 2023.
(4)

Reported on a 5.3% in-situ moisture basis.

(5)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
Table

5.

Curragh –

Summary of

Coal Reserves

(Marketable

Sales Basis)

at the

End of

the Fiscal

Year
Ended December 31, 2023 and 2022.
(1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt)
(2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2023
Open Cut 173 16 189 12.2% 0.5% 19.5%
Underground 25 9 34 10.0% 0.3% 16.9%
Total 198 25 223
December 31, 2022
Open Cut 188 18 205 10.7% 0.4% 19.0%
Total 188 18 205
(1)

Based on

long-term revenue

pricing assumption

data outlined

by Coronado

described in

Section 16

of the

Curragh TRS.

The
pricing data assumes an average

realized price of $141 per

Mt produced over the LOM

as of December 31, 2022

and $131 per Mt
sold over the LOM as of December 31, 2023.
(2)

The December 31,

2022 marketable reserves

are reported on

an 11.0%

moisture basis. For

the December 31,

2023 marketing
reserves, the

open cut

marketable reserves

are

reported on

a

9.5% product

moisture

basis and

the underground

marketable
reserves are reported on a 10% product moisture

basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From

December

31,

2022,

to

December

31,

2023,

measured

and

indicated

resources

decreased

by
approximately 32%, from

512 MMt

to 350 MMt.

This decrease in

measured and indicated

resources is attributable
to the conversion of resources

to reserves being declared in

2023 for the underground project.

From December
31, 2022, to December 31,

2023, total marketable coal

reserves increased by approximately 9%,

from 205 MMt
to approximately 223 MMt. This increase

in marketable coal reserves is attributable

mainly to the addition of the
Curragh North

underground project

reserves estimate.

A TRS

with respect

to Curragh,

updating the

TRS with
respect to Curragh

incorporated by reference

into Coronado’s

Annual Report on

Form 10-K for

the year ended
December 31,

2022, was

prepared in

February

2024 due

to material

differences

in the

key modifying

factors,
including the addition of

an underground LOM plan

and changes to coal

sales price assumptions, operating

costs
and capital costs, from December 31, 2022 to December

31, 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Barry Lay,

BSc Geology (Hons);

MAusIMM of Resology

Pty Ltd, Daniel

Millers, B. Eng.;

MAusIMM(CP), who

is
employed full-time as the Superintendent Long Term

Planning of our subsidiary, Coronado Curragh Pty Ltd, and
Chris Wilkinson, BSc

(Mining); MAusIMM(CP);

Director Mining

Consultancy Services

(Australia) Pty Ltd,

whom
we

refer

to,

collectively,

as

the

Australian

QPs,

prepared

the

estimates

of

coal

resources

and

reserves
summarized in Tables

4 and 5.

A copy of the Australian QPs’ technical report summary,

or TRS, with respect to
Curragh, dated February

16, 2024,

or the Curragh

TRS, is filed

as Exhibit 96.1

hereto. None of

Mr. Barry

Lay,
Resology

Pty

Ltd,

Mr.

Chris

Wilkinson

or

Mining

Consultancy

Services

(Australia)

Pty

Ltd

are

affiliated

with
Coronado.

The Australian QPs prepared the estimates of Curragh

coal resources and reserves using drilling data available
from exploration

activities at

Curragh conducted

by numerous

entities over

time.

Most of

this information

was
obtained prior to our

acquisition of Curragh,

using varying drilling and

core-logging techniques, survey

methods
and testing procedures.

As a

result, in verifying

the data,

the Australian

QPs made

certain assumptions

about
the adequacy of the

processes performed and

comparability of the data

based on their professional

experience
and familiarity with Curragh.
Per

Section

12.1

of

the

Curragh

TRS,

coal

reserve

estimates

were

classified

as

proven

or

probable,

with
consideration given to

“modifying factors,”

including mining, processing,

metallurgical, infrastructure,

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
across the Curragh

property.

The location of

the drilling

is shown on

the maps

included in Section

7.

Points of
observation include

exploration drill

holes, degas

holes and

mine measurements,

which have

been fully

vetted
and

processed

into

a

geological

model.

The

geological

model

is

based

on

seam

depositional

modelling,

the
interrelationship

of

overlying

and

underlying

strata

on

seam

mineability,

seam

thickness

trends, the

impact

of
seam structure (i.e., faulting), intra-seam

characteristics, etc.

Section 11.6

of the Curragh TRS summarizes

the
drill hole spacings and accuracy associated with each

resource category.
Coal quality is instrumental

in determining whether there

are reasonable prospects

for economic extraction of

a
coal resource

and

the economic

viability

of a

coal

reserve.

These quality

attributes

aided

in converting

in-situ
resource tons to

demonstrated coal

reserves (recoverable washed

tons). The reserve

and resource criteria

are
presented in

Sections 12.1

and 11.3,

respectively,

of the Curragh

TRS, including

assumptions related

to seam
density, minimum

cut-off thickness, and recoveries.

Pricing data as provided

by Coronado is described in

Table
16.2 of the Curragh TRS.

These are weighted-average realized values across

the LOM schedule.
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

2023

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
an old, abandoned mine.

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

The property mineral rights are composed of approximately 33,578 total hectares, of which 25,853 are leased or subleased from private landholders under approximately 150 individual coal lease tracts, and

7,725 hectares are
owned by Coronado.

Subject to Coronado’s exercising

its renewal rights thereunder,

all the leases expire upon
exhaustion of the relevant coal reserves, which is expected

to occur in 2042.

Under the

terms of

the relevant

leases, we

are required

to pay

royalties ranging

from 4%

to 6%

of the

selling
price

of

coal

mined

from

the

corresponding

leasehold

and,

for

the

majority,

an

annual

minimum

royalty,
irrespective of

production.

Coal produced

at Buchanan,

however,

is not

subject

to “wheelage

fees”

(i.e., fees
payable on coal

mined and

removed from properties

other than

the particular

leasehold and hauled

across the
leasehold premises).
The

property

was

formerly

controlled

by

Consolidation

Coal

Company,

or

CONSOL.

Mine

development

was
started by

CONSOL

in 1983

and longwall

production

began in

1987.

Coronado

acquired the

Buchanan Mine
from CONSOL in March 2016.

Production history has been approximately 4.4

MMt in 2021, 3.9 MMt

in 2022 and
3.6 MMt in 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

The seam thickness averages 1.57 meters within the mining

area.

The Buchanan

mine currently

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

sections
and switched

to

PLC

control

systems

and variable

frequency

drive,

or VFD,

starters

on our

belt

drives.

As

of
December 31, 2023, the book value of Buchanan and its

associated plant and equipment was $464.7 million.
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

Coronado Global Resources Inc. Form 10-K December 31,

2023

Summaries of Buchanan’s coal resources and reserves as of December 31,

2023 and 2022 are shown in Tables
6 and 7, respectively.
Table

6.

Buchanan –

Summary of

Coal Resources

Exclusive of

Reserves at

the End

of the

Fiscal Year
Ended December 31, 2023 and 2022. (1)

Coal Resources (Dry Tons, In Situ, MMt) (2)(3)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2023 31 4 35
—
16.0% 0.8% 18.0%
December 31, 2022 34 6 40
—
25.0% 0.7% 16.0%
(1)

Pricing for

resources is

described in

Section 11.3.1

of the

Buchanan TRS

(as defined

below).

Based on

assumed long-term
average price of $110 per Mt (FOB loadout) for Buchanan

resources as of December 31,

2022 and $143 per Mt (FOB

loadout) for
resources at

December 31,

2023, representing the

long-term average price

forecast for

Buchanan based on

independent price
forecasts.
(2)

Exclusive of reserve

tons. Table

1-1 of the

Buchanan TRS provides

a summary of

Buchanan resource tons

inclusive of reserve
tons as of December 31, 2023.
(3)

Reported on a dry basis.

Surface moisture and inherent moisture are excluded.
(4)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
Table

7.

Buchanan – Summary

of Coal Reserves

(Marketable Sales Basis)

at the End of

the Fiscal Year
Ended December 31, 2023 and 2022.
(1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt)
(2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2023 87 5 92 6.0% 0.7% 20.0%
December 31, 2022 88 5 93 6.0% 0.7% 19.0%
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

For Buchanan reserves as of December 31, 2023, the pricing data assumes a weighted average domestic

and international FOB-mine

price of approximately

$172 per Mt for

calendar year 2024;

the weighted
average price decreases to approximately $138 to $145 per Mt through year 2028 and averages approximately $173 per Mt over the LOM.
(2)

Reported on a 6.0% moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From

December

31,

2022

to

December

31,

2023,

total

reserves

decreased

approximately

1%,

from
approximately

93.0

MMt

to

approximately

92.0

MMt.

This

net

reduction

of

1.0

MMt

of

total

reserves

was
attributable to

a combination

of updates

to the

mine plan

along with

one year

of mining

depletion. A

TRS with
respect to Buchanan, updating the TRS with respect

to Buchanan filed with Coronado’s Annual

Report on Form
10-K for the

year ended December

31, 2022, was

prepared in February

2024 due to

material differences

in the
key financial modifying factors, including mining plans, coal sales price assumptions, operating costs and capital costs from December 31,

2022 to December 31,

2023. Mining plans

are discussed in Section

13 of the Buchanan
TRS. Coal sales price assumptions underlying the reserve estimates are discussed in Sections

12 and 16 of the
Buchanan

TRS,

while

operating

costs

and

capital

costs

assumptions

underlying

the

reserve

estimates

are
discussed in Sections 18 and 19

of the Buchanan TRS.

The differences in the key financial modifying factors

did
not have

a material

impact

on the

reserve

estimates

from

December

31,

2022 to

December

31,

2023.

From
December 31,

2022 to

December 31, 2023,

measured and

indicated resources decreased

by approximately 13%,
due to conversion of a

portion of the resources

to reserves.

Updated financial inputs, including

coal sales price
assumptions and

operating and

capital costs

used in

estimating the

resources exclusive of

reserves, as

discussed
in Section

11.3

of the Buchanan

TRS, did

not have

a material

impact on the

measured and

indicated resource
estimates

as

of

December

31,

2023,

as

compared

to

the

measured

and

indicated

resource

estimates

as

of
December 31, 2022.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Marshall Miller

& Associates,

Inc., a

third-party

firm comprising

mining

experts, whom

we refer

to as

the U.S.
QPs, prepared the estimates

of coal resources and reserves

as of December 31, 2023

summarized in Tables

6
and 7.

A copy of the U.S. QPs’ TRS with respect to Buchanan, dated as of February 16, 2024, or the Buchanan
TRS, is filed as Exhibit 96.2 hereto. The U.S. QPs are

not affiliated with Coronado.
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

As summarized in Section 7.1 in

the Buchanan TRS, the U.S. QPs utilized 15,725

available core, rotary, channel
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

Logan
Coronado’s Logan property is

currently in the

production stage.

Logan consists of four

active underground mines
and supporting

infrastructure that

produce High-Volatile

Met coal

using the

room and

pillar mining

method and
two

active

surface

mines

(Toney

Fork

and

Elklick)

and

supporting

infrastructure

that

produce

both

Met

and
thermal coal using

the contour

and highwall

mining methods.

Underground mine

operations were

active during
2023 at

the

Lower

War

Eagle,

Eagle

No.

1

and

Muddy

Bridge

Mines

with

three,

three

and

two

active

mining
sections, respectively.

The North Fork Winifrede Mine was active but was fully depleted in 2023.

The Powellton
No. 1

Mine

was

in

the

process

of being

rehabilitated

and had

minimal

production

during the

fourth

quarter

of
2023, with plans to initiate

full production with one mining

section in the first quarter

of 2024.

The Logan complex
life plan includes

13 proposed mines,

consisting of ten

underground mines and

three surface mines.

The property
is located in Boone,

Logan and Wyoming

Counties in southern

West Virginia.

The surface facilities

are located
in Logan County,

West Virginia.

A map of Logan is shown in Figure 5.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

Boone, Wyoming and Mingo Counties in West

Virginia.

The

property

mineral

rights

are

composed

of

13,183

total

hectares,

13,114

of

which

are

leased

from

private
landholders

under

approximately

15

individual

leases,

and

69

hectares

are

owned

by

Coronado.

Subject

to
Coronado

exercising

its renewal

rights

thereunder,

a

majority

of

the

leases,

covering

a

majority

of

the

Logan
reserves, expire upon

exhaustion of the

relevant coal reserves,

which is expected

to occur in

2057.

One lease
expires in 2032; however,

Coronado is projected to have previously exhausted th

e

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
The mining of

Logan was commenced in

1945 by Lorado

Mining Company, or Lorado. Lorado was

sold to Buffalo
Mining Company

in 1964

and then

to Pittston

Coal Company

in 1971.

Pittston operated

the property

until the
early 1990’s.

After being idle for

a period, the property

was then sold to

Addington Resources in

2004.

Imagin
Natural

Resources

acquired

the

property

in

2007

and

sold

it

to

Cliffs

Natural

Resources Inc.

(now

known

as
Cleveland-Cliffs Inc.) in 2011,

which in turn sold

the property to Coronado

in 2014. Production history

has been
approximately 1.9 MMt in 2021, 2.1 MMt in 2022 and 2.5 MMt

in 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Before

Coronado

acquired

Logan,

previous

owners

had

conducted

extensive

exploration

on

the

property.
Coronado

has

continued

exploration

at

the

property

through

a

program

of

core

drilling

to

confirm

reserves,
establish additional resources and assess the geotechnical

viability of mining.

Logan

produces

primarily

High-Vol

Met

coal

(HVA

HCC

and

HVB

HCC),

mined

from

various

seams

of

the
Kanawha Formation. A few of the seams lie below drainage;

however, a substantial number of metallurgical coal
seams

are

situated

above

drainage.

Logan

also

produces

thermal

coal

from

upper

portions

of

the

Kanawha
Formation.
As of December

31, 2023, underground

mine operations

were active at

the Lower

War Eagle,

Eagle No. 1

and
Muddy

Bridge

Mines

with

three,

three

and

two

active

mining

sections,

respectively,

using

the

room-and-pillar
method.

The North Fork

Winifrede Mine was

fully depleted in

2023.

The Powellton No.

1 Mine was in

process
of

being

rehabilitated

and

had

minimal

production

during

the

fourth

quarter

of

2023,

with

plans

to

initiate

full
production with one mining section in the first quarter of

2024.
All sections of the active underground mines at Logan are configured as full super sections, with two continuous
miners per

section.

Each section

also has

two roof

bolters, four

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

The

Toney

Fork

and

Elklick

surface

mines

extract

Met

and

thermal

coal

using

the

contour

and

area

mining
methods.

The

mines

use

spreads

of

front-end

loaders,

large

tractors/dozers

and

rock

trucks

to

remove
overburden and expose the coal. We

will deploy highwall mining when

overburden volumes exceed economical
stripping ratios associated with area and

contour mining. Trucks haul raw coal from Toney Fork and Elklick to the
CPP site for cleaning or to the loading site to be shipped

directly to customers.
Our

current

plans

at

Logan

contemplate

13

proposed

mines,

consisting

of

ten

underground

mines

and

three
surface mines,

including the

six mines

currently in

operation.

The proposed

underground mines

would extract
coal using

the room

and pillar

mining method,

and the

proposed surface

mines would

extract coal

using area,
contour or highwall mining methods, or some combination thereof.

Generally,

the mining equipment

and facilities at Logan

are in good operating

condition.

We focus on the

long-
term

potential

of

the

mine

complex

and

regularly

monitor

developments

in

the

mining

industry

for

technology
improvements

and

new

equipment

that

could

help

us increase

efficiency

and

lower

our costs.

Logan’s

oldest
mining

equipment

and

facilities,

including

the

CPP

and

loadout

facility,

began

operations

in

2008,

when

the
Powellton

No.

1

mine

started

production.

Since

acquiring

the

Logan

operations,

we

have

implemented
improvements

at the

CPP,

which have

resulted in

increased capacity.

From time

to time,

we also

update and
improve

other

equipment

and

facilities

to

maintain

their

usefulness

and

optimize

our

competitiveness.

As

of
December 31, 2023, the book value of Logan and its associated plant and equipment was $244.1 million.

We are

not aware

of any significant

encumbrances or

defects in title

with respect

to the property.

Additionally,
we believe we have obtained all requisite

mining and discharge permits to conduct

our operations at Logan and
expect to be

able to obtain

or renew all

required permits

in the future.

The Logan

mine complex holds

27 state
permits with associated NPDES permits.

Logan is subject to a federal black lung excise tax of $1.21 per ton for underground mining and $0.61 per ton for surface and highwall mining; however, this

tax applies only with respect to coal sold domestically.

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

December 31, 2023

and 2022 are

shown in Tables

8
and 9, respectively.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Table 8.

Logan – Summary of Coal Resources Exclusive

of Reserves at the End of the

Fiscal Year Ended
December 31, 2023 and 2022. (1)
Coal Resources (Dry Tons, In Situ, MMt) (2)(3)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2023 39 36 75 3 17.0% 1.0% 31.0%
December 31, 2022 45 37 82 3 24.0% 1.0% 28.0%
(1)

Pricing for resources is described in Section

11.3.1 of the

Logan TRS (as defined below).

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

31, 2023, based on

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
December 31, 2023.
(3)

Reported on a dry basis.

Surface moisture and inherent moisture are excluded.
(4)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
Table 9.

Logan – Summary

of Coal Reserves

(Marketable Sales Basis)

at the End

of the

Fiscal Year Ended
December 31, 2023 and 2022. (1)
Demonstrated Coal Reserves (Wet Tons,
Washed or Direct Shipped, MMt) (2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2023 55 16 71 8.0% 0.9% 35.0%
December 31, 2022 53 17 71 8.0% 0.9% 36.0%
(1)

Pricing data as

provided by Coronado is

described in Section

16.2 of the

Logan TRS.

For Logan reserves

as of December

31,
2022, the pricing data

assumes respective HVA,

HVB and thermal FOB-mine prices

of approximately $192, $170, and

$227 per
Mt for calendar

year 2023. HVA,

HVB, and thermal

prices decrease to approximately

$151, $132, and $83

per Mt, respectively,
through year 2027, and then increase to $271, $237, and $150 per Mt, respectively, through year 2056. For Logan reserves as of
December 31, 2023, the pricing data assumes respective HVA,

HVB and thermal FOB-mine prices of approximately $162, $144, and $120 per Mt for calendar year 2024.

HVA, HVB, and thermal prices respectively decrease to approximately $161, $143, and
$114 per Mt through year 2026, and then increase to $308, $273, and

$212 per Mt through year 2057.
(2)

Reported on a 4.5% - 6.0% moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From December

31, 2022

to December

31, 2023,

total reserves

remain unchanged.

This consistent

number of
total

reserves

was

attributable

to

a

combination

of

updates

to

the

mine

plans,

including

conversion

of

select
resources to reserves, along with

one year of mining depletion.

A TRS with respect to Logan,

updating the TRS
with respect to Logan filed

with Coronado’s Annual Report on Form

10-K for the year ended

December 31, 2022,
was prepared

in February

2024 due to

material differences

in the key

financial modifying

factors including

coal
sales price

assumptions,

operating

costs

and

capital

costs

from

December

31,

2022, to

December

31,

2023.
Coal sales price assumptions underlying

the reserve estimates are discussed in

Sections 12 and 16

of the Logan
TRS,

while

operating

costs

and

capital

costs

assumptions

underlying

the

reserve

estimates

are

discussed

in
Sections

18

and

19

of the

Logan TRS.

The

differences

in

the

key

financial

modifying

factors

did

not

have

a
material impact on the reserve estimates

as of December 31, 2023, as compared

to the reserve estimates as of
December

31,

2022.

From

December

31,

2022,

to

December

31,

2023,

measured

and

indicated

resources
decreased

by

approximately

8.5%,

from

approximately

82

MMt

to

75

MMt.

This

net

reduction

of

7

MMt

of
measured and indicated

mineral resources was

attributable to one

year of mining

depletion along with changes
to the mine

plan. Updated financial inputs,

including coal sales price

assumptions and operating and

capital costs
used

in

estimating

the

resources

exclusive

of

reserves,

including

conversion

of

resources

to

reserves,

as
discussed

in

Section

11.3

of

the

Logan

TRS,

did

not

have

a

material

impact

on

the

measured

and

indicated
resource estimates

as of December

31, 2023, as

compared to the

measured and

indicated resource

estimates
as of December 31, 2022.
Marshall Miller

& Associates,

Inc., a

third-party

firm comprising

mining

experts, whom

we refer

to as

the U.S.
QPs, prepared the estimates

of coal resources and reserves

as of December 31, 2023

summarized in Tables

8
and 9.

A copy of the U.S. QPs’ TRS with respect to Logan, dated as of February 16, 2024, or the Logan TRS, is filed as Exhibit 96.3 hereto. The U.S. QPs are not affiliated with Coronado.

Coronado Global Resources Inc. Form 10-K December 31,

2023

The

U.S.

QPs

prepared

the

estimates

of

coal

resources

and

reserves

using

core

drilling

data

available

from
exploration activities at Logan conducted by numerous

entities over time.

Most of this information was obtained
prior to

our acquisition

of the prop

erty,

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

As summarized in Section 7.1 in the Logan TRS, the U.S. QPs utilized 1,133 available core, rotary, and gas well drilling on and around

the Logan property. Mine data from active

underground mines was supplied to

supplement
the exploration

drillhole records,

by seam.

Points of

observation

include exploration

drill holes,

gas wells,

and
mine measurements, which have been fully vetted

and processed into a geologic model.

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
a radius of 1.53

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

cut-off

thickness,

and
recoveries.

Pricing data as provided by Coronado is described

in Section 16.2 of the Logan TRS.

Regarding production

rates as

described in

Section 13.2

of the

Logan TRS,

the projected

underground mines
are set up similarly to the

four active underground operations as of December 31,

2023.

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

2023

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

Power

or

Duquesne

Light.

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
expected to occur in 2101.

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

Under our current

mine development

plans, production

would begin at

the Pangburn

mine in 2033,

followed by
the Shaner mine in

2039 and, finally, the Fallowfield mine in

2058.

The proposed Mon Valley underground mines
would use the room and pillar

mining method with limited pillaring

as to cause no subsidence.

Each mine would
have three

continuous

miner

sections,

with two

continuous

miners, two

roof bolters,

four shuttle

cars and

two
scoops per

section.

The shuttle

cars would

haul extracted

coal from

the production

face to

a feeder

breaker-
conveyor system, which

would carry raw

coal to a

surface stockpile

and CPP.

The CPPs and

surface facilities
would have large

raw and clean

coal storage areas

to facilitate efficient

loading of clean

coal into barges

or rail
cars for transport.

We have

not yet completed

detailed designs

of the infrastructure

or surface

facilities for

the
proposed Shaner and Fallowfield mines.
As of December 31, 2023, the book value of Mon

Valley was $17.5 million.
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
Mon Valley contains no resources exclusive of reserve tons as of

December 31, 2023 and 2022. Table 1-1 of the
Mon Valley

TRS (as

defined below)

provides a summary

of Mon Valley

resource tons

inclusive of

reserve tons
as of December 31, 2023.
A summary of Mon Valley’s

coal reserves as of December 31, 2023 and 2022 is shown

in Table

10.
Table 10.

Mon Valley – Summary of Coal Reserves (Marketable Sales Basis) at the

End of the Fiscal Year
Ended December 31, 2023 and 2022.
(1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2023 78 57 134 8.0% 1.2%
(3)
35.0%
December 31, 2022 78 57 134 8.0% 1.2% 35.0%

(1)

Pricing data as

provided by

Coronado is described

in Section 16.2

of the

Mon Valley TRS. For

Mon Valley reserves as

of December
31,

2022,

the

pricing

data

assumes

HVB

domestic

and

export

FOB-mine

prices

of

approximately

$130

and

$114

per

Mt,
respectively,

for

calendar

year

2028;

HVB

domestic

and

export

prices

increase

to

approximately

$208

and

$178

per

Mt,
respectively, through year 2050, and

then increased by 2% annual inflation thereafter.

For Mon Valley reserves as

of December
31, 2023, the pricing data assumes

a blended HVB domestic and

export FOB-mine nominal price

of $164 per Mt for calendar

year
2029; HVB domestic and export prices respectively

are increased by 2% annual inflation thereafter.
(2)

Reported on a 6.0% moisture basis.
(3)

LOM sulfur for Pangburn is an estimated 1.2%; however, overall Mon

Valley Complex reserve average is 1.4% sulfur.
(4)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
Total

reserves

did

not

change

from

December

31,

2022,

to

December

31,

2023.

A

TRS

with

respect

to

Mon
Valley,

updating the TRS

with respect to

Mon Valley

filed with Coronado’s

Annual Report on

Form 10-K

for the
year ended December 31, 2022,

was prepared in February

2024 due to material differences

in the key financial
modifying factors

including coal sales

price assumptions,

operating costs

and capital

costs from

December 31,
2022, to

December

31,

2023.

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

of February 16,

2024, or the Mon

Valley

TRS, is
filed as Exhibit 96.4 hereto. The U.S. QPs are not affiliated with Coronado.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

cut-off

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
Greenbrier (Non-Material Property)
The

Greenbrier

property

has

been idled

since

April

1,

2020. During

the

fourth

quarter

of

2020,

the

Company
committed to

a plan

to sell

Greenbrier on

the basis

that it

does not

form part

of the

Company’s

core business
strategy. The Greenbrier

property is not considered material to Coronado’s business

or financial conditions, and
thus no update was

completed for Greenbrier in

2024. Resources exclusive

of reserves are based

on assumed
(December 31, 2022)

long-term average

price of $154

per Mt (FOB

loadout) for

all resources,

representing the
Company’s

long-term

average

price

forecast

for

Greenbrier.

The

December

31,

2022,

reserve

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

2023

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

approximately $263

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
•

Assessments

of

capital

and

operating

costs

against

other

comparable

projects

for
reasonableness;
•

Continual identification

and

evaluation

of material

technical

issues

likely to

impact

the five-
year plan and the future performance of producing properties;
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

and product-
by-product basis. Differences between

the assumptions and analyses

included in the

price forecasts and realized
factors could cause actual pricing to differ from

the forecasts.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
Seaborne

Met

coal

import

demand

can

be

significantly

impacted

by

the

availability

of

local

coal

production,
particularly

in

leading

Met

coal

import

countries

such

as

China

and

India,

among

others,

as

well

as

country-
specific policies restricting or promoting domestic supply. The competitiveness of seaborne Met coal supply from leading Met coal

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

other mining-
related

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
• Geological settings.

The geological

characteristics of

each mine

are among

the most

important factors
that determine the mining cost. Our geology department conducts the exploration program and provides geological models for the LOM process. Coal seam depth, thickness, dipping angle, partings and quality constrain the available mining methods

and size of operations. Shallow

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
costs.

As

a

result,

the

cost

of

transportation

is

not

only

a

key

factor

in

our

cost

base

but

also

in

the
purchasing

decision

of

customers.

Our

transportation

costs

vary

by

region.

See

Item

1.

“Business—
Transportation” for more information regarding

transportation arrangements for our operations.

Coronado Global Resources Inc. Form 10-K December 31,

2023

• Royalty costs.

As conditions to

certain of the

Tenements,

Curragh is subject

to royalties payable

to the
Queensland

government

as

described

in

Item

1.

“Business—Regulatory

Matters—Australia—Mineral
Resources Act 1989

(Qld)”. These royalties

are in addition

to the Stanwell

rebate, as described

in Item
1. “Business—Customers—Stanwell.” Royalty

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

a result, A$-US$ exchange rates impact
the U.S. dollar cost of our Australian Operations’ production

.
For further discussion of comprehensive risk inherent in the estimation, see Item 1A.

“Risk Factors—Operational
and Technology

Risks—We

rely on

estimates

of our

recoverable resources

and

reserves,

which

are complex
due to geological characteristics of the properties and the

number of assumptions made.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

2023

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

2023

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
Holders
As of December 31, 2023, we had 167,645,373

shares of our common stock issued

and outstanding with 7,735
holders of record.

The holders included CHESS

Depositary Nominees Pty Limited,

which held 90,337,270 shares
of our common stock in the form of

CDIs on behalf of the CDI holders; there were 7,734 registered owners of our
CDIs on December 31, 2023.
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

the Senior Secured

Notes Indenture governing

our Notes and

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
Recent Sales of Unregistered Securities
Other than as previously

disclosed in a Quarterly

Report on Form 10-Q

or in a Current

Report on Form 8-K,

we
did not issue

any shares of

our common stock

in a transaction

that was not

registered under

the Securities Act
during the year ended December 31, 2023.
Purchases of Equity Securities by the Issuer and

Affiliated Purchases
We had no repurchases of equity securities for the

three months ended December 31, 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

ITEM 6.

[Reserved]

Coronado Global Resources Inc. Form 10-K December 31,

2023

ITEM 7.

MANAGEMENT’S DISCUSSION

AND ANALYSIS

OF FINANCIAL

CONDITION AND

RESULTS

OF
OPERATIONS
The following

Management’s Discussion

and Analysis

of our Financial

Condition and

Results of

Operations, or
MD&A, should be read in conjunction with the Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report on Form

10-K.

Overview
For the year

ended December 31, 2023,

we produced and sold

15.8 MMt of coal.

Met coal and

thermal coal sales
represented 75.8% and 24.2%, respectively,

of our total volume of coal

sold and 91.4% and 8.6%,

respectively,
of total coal revenues.
During the year ended December 31, 2023, Coronado navigated through some operational headwinds that were out of our control.
Our

Australian

Operations

suffered

production

downtime

as

a

result

of

severe

weather

events,

including
significant

rainfall

in

the

March

and

December

quarters,

and

unscheduled

downtime

of

a

dragline

due

to
mechanical failure. Despite these adverse

events, our Australian Operations completed

planned maintenance on
its

two

coal

preparation

plants

and

invested

in

additional

fleets

to

advance

pre-strip

waste

movement,

to
decongest the

operating pits,

and to

improve the

mine’s strike

-length and

future coal

availability.

In addition

to
lost production from

the unforeseen events,

our Australian Operation

also experienced significant

shipping delays
in the December quarter

due to labor

issues faced at the

RG Tanna

Coal Terminal

resulting in deferral

of sales
volumes to 2024.
Our U.S. Operations

were impacted

by geotechnical

issues at the

Buchanan mine, specifically

a roof fall

in the
December

quarter,

resulting

in

10

days

outage

to

production

to

repair

equipment

and

secure

additional

roof
support, and the

impact of

a rock intrusion

in the September

quarter resulting

in a 14-day

outage to production
as

we

mined

through

the

intrusion.

Both

events

have

been

successfully

addressed,

with

normal

longwall
operating conditions restored at the mine.
Overall, for

the year

ended December

31, 2023,

saleable production

was 0.2MMt

lower and sales

volume was
0.6MMt compared to the year ended December 31, 2022.
The

benchmark

PLV

HCC

FOB

AUS average

for

the

year

ended

December

31,

2023,

of

$296.3

per

Mt

was
18.5% lower compared to

$363.7 per Mt for

the year ended December 31,

2022, when we saw

record high prices
as global Met coal supply readjusted from the impact

of the Russia and Ukraine war.

Met coal

market remains

buoyant as

demand

in emerging

and developing

economies,

such as

India, a

major
export destination, continues

to be strong. The

PLV HCC

FOB AUS index price

trended upwards in

the second
half of 2023 increasing 39% to $323.8 per Mt at the end of December 31, 2023. This increase is primarily due to
a combination of tight supply

from Australia, caused by

adverse weather events and

reduced port throughput in
Queensland,

and

heightened

demand

from

Indian

and

Asian

steel

makers

who

were

restocking

from

lower
inventory levels.

Coal revenues of $2,830.7

million for the year ended

December 31, 2023, 19.8%

lower compared to 2022,

was
largely driven by lower sales

volumes, 0.6MMt lower compared to

2022 and lower average realized Met

price per
Mt sold,

which was

$50.2 per

Mt lower

than the

average realized

Met price

of $265.8

per Mt

sold for

the year
ended December 31, 2022.

Mining costs for the

year ended December 31, 2023, were

$273.1 million and $19.2 per

Mt sold higher compared
to the

corresponding period in

2022, largely

driven by

the impacts of

lower production

following significant weather
events

and

equipment

breakdown

at

our

Australian

Operations,

adverse

geological

conditions

at

our

U.S.
Operations,

combined

with

elevated

inflation

levels

mobilization

of

additional

fleets,

and

port

constraints
impacting sales volumes at our Australian Operations.

Dividends
During the year

ended December

31, 2023, Coronado

paid total dividends

of $16.7 million

to stockholders

and
CDI holders on the ASX.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Liquidity
As of December

31, 2023,

our net cash

position was

$96.7 million,

comprised of

$339.0 million

cash and cash
equivalents

(excluding

restricted

cash)

less

$242.3

million

aggregate

principal

amount

of

Notes

outstanding.
Coronado

had

available

liquidity

of

$489.0

million

as

of

December

31,

2023,

consisting

of

cash

and

cash
equivalents

(excluding

restricted

cash),

unrestricted

short-term

deposits

of

$21.9

million

and

$128.1

million
availability under our New ABL facility.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate

at
December 31, 2023

was 1.83 compared

to 3.92 at

the end of

December 31,

2022. At our

U.S. Operations,

the
twelve-month rolling average Total

Reportable Incident Rate, at December 31, 2023 was 1.44 compared to 2.42 at the end of December 31, 2022.

These strong results reflect a record

safety rate at our U.S. Operations

under
Coronado’s ownership, and the best safety

rate since May 2018 for our Australian

Operations. Reportable rates
for our Australian and U.S. Operations are below the relevant industry benchmarks.
Our Lower

War Eagle

mine, part

of our

Logan mining

complex at

our U.S.

Operations, which

includes multiple
underground and surface mines, achieved 4 years of being Lost

Time Injury,

or LTI, free

in 2023.
The safety of our workforce is our number one priority,

and we remain focused on the safety and wellbeing of all
employees and

contracting parties. Coronado

continues to implement

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

Mt sold, which we define as Met coal

revenues divided by Met coal
sales volume; (v)

average segment mining

costs per Mt sold,

which we define

as mining costs

divided by sales
volumes (excluding non-produced coal) for the respective segment; (vi) average segment operating costs per

Mt
sold, which we define as segment operating costs

divided by sales volumes for the respective segment

and (vii)
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

In circumstances

where

we sell

through

intermediaries

to the
export market from our

U.S. Operations, sales

are recognized when

the title to the

coal passes to the

customer
at the

mine

load out

similar

to a

domestic

sale.

For

our domestic

sales,

customers

typically

bear

the

cost

of
freight.

As

such,

freight

expenses

are

excluded

from

the

cost

of

coal

revenues

to

allow

for

consistency

and
comparability in evaluating our operating performance.
Non-GAAP Financial Measures; Other Measures
The

following

discussion

of

our

results

includes

references

to

and

analysis

of

Adjusted

EBITDA,

Segment
Adjusted EBITDA and mining

costs, which are financial

measures not recognized in

accordance with U.S. GAAP.
Non-GAAP financial

measures, including

Adjusted EBITDA,

Segment Adjusted

EBITDA and

mining costs,

are
useful to our investors to measure our operating performance.

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
Year Ended December 31,

2023 Compared to Year

Ended December 31, 2022
Summary
The financial and operational highlights for the year ended December

31, 2023 include:
•

Net income of $156.1 million for the

year ended December 31, 2023, decreased

by $615.6 million, from
$771.7 million for the year

ended December 31, 2022. The

decrease was primarily driven

by lower coal
revenues

and

higher

mining

and

operating

costs,

partially

offset

by

an

income

tax

benefit

in

2023
compared to an income tax expense in 2022.

•

Average realized Met price per

Mt sold of $215.7 for the year

ended December 31, 2023 was

$50.2 per
Mt sold lower compared to $265.8 per Mt sold for the year ended December 31, 2022, largely a result of lower Met coal index price in 2023 compared to the record

highs in 2022 from the impacts of the Russia
and Ukraine war.

The first half

of 2023 saw

Met coal index

prices decline significantly

as steel demand
weakened, however,

Met coal prices trended upwards in the second half of 2023 due to tight supply and port constraints in Australia.
•

Total sales volume was 15.8 MMt for the

year ended December 31, 2023,

or 0.6 MMt lower

than the year
ended December 31, 2022. The lower sales volumes were primarily driven by port constraints impacting shipments from RG Tanna

Terminal

in Queensland, Australia

and production downtime

from significant
wet weather events

and equipment breakdowns

at our Australian

Operations combined

with geological
issues at our U.S. Operations.

•

Adjusted EBITDA for

the year ended

December 31, 2023,

totaled $381.7 million,

a decrease of

$833.9
million, from Adjusted EBITDA of $1,215.6 million

for the year ended December 31, 2022.

This decrease
was a result of lower coal revenues and higher operating

costs.

Coronado Global Resources Inc. Form 10-K December 31,

2023

For Year Ended December 31,

(US$ in thousands)
2023 2022 Change %
Revenues:
Coal revenues 2,830,689 3,527,626 (696,937) (19.8%)
Other revenues 59,914 43,916 15,998 36.4%
Total

revenues
2,890,603 3,571,542 (680,939) (19.1%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown
separately below) 1,731,630 1,515,585 216,045 14.3%
Depreciation, depletion and amortization 160,711 167,046 (6,335) (3.8%)
Freight expenses 259,710 249,081 10,629 4.3%
Stanwell rebate 136,523 165,995 (29,472) (17.8%)
Other royalties 345,882 385,065 (39,183) (10.2%)
Selling, general, and administrative expenses 84,177 42,499 41,678 98.1%
Total

costs and expenses
2,718,633 2,525,271 193,362 7.7%
Other income (expenses):
Interest expense, net (56,751) (67,632) 10,881 (16.1%)
Loss on debt extinguishment (1,385) (5,336) 3,951 (74.0%)
Decrease (increase) in provision for discounting and
credit losses 4,216 (3,821) 8,037 (210.3%)
Other, net 5,764 33,795 (28,031) (82.9%)
Total

other expense, net
(48,156) (42,994) (5,162) 12.0%
Income before tax 123,814 1,003,277 (879,463) (87.7%)
Income tax benefit (expense) 32,251 (231,574) 263,825 (113.9%)
Net income 156,065 771,703 (615,638) (79.8%)
Net income attributable to Coronado Global
Resources Inc. 156,065 771,703 (615,638) (79.8%)
Coal revenues
Coal

revenues

were

$2,830.7 million

for

the

year

ended

December

31,

2023,

a

decrease

of

$696.9

million,
compared to $3,527.6 million for

the year ended

December 31, 2022.

This decrease was driven

by 0.6 MMt

lower
sales volumes in 2023 and lower average realized Met price per Mt sold of $215.7 for the year ended December
31, 2023, compared to $265.8 per Mt sold in 2022.

Other revenues
Other revenues

were $59.9 million

for the

year ended

December 31, 2023,

an increase of

$16.0 million,

compared
to $43.9 million for the same

period in 2022. This increase was

primarily driven by termination fee revenue

from
a coal sales contract cancelled at our U.S. Operations.
Cost of coal revenues (exclusive of Items shown

separately below)
Cost of coal revenues comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory.

Cost of coal revenues include items

such as direct operating costs, which
include employee-related costs, materials and supplies, contractor services, coal handling and preparation costs and production taxes.

Total

cost of coal revenues

was $1,731.6 million for

the year ended

December 31, 2023,

an increase of $216.0
million, compared to $1,515.6 million for the same period

in 2022.

Cost of coal revenues for our Australian Operations for the year ended

December 31, 2023, were $155.8 million
higher compared to

the same period

in 2022, primarily

driven by additional

fleets mobilized in

2023 to advance
pre-strip

overburden

removal,

the

inflationary

impact

on

labor,

contractor

and

other

supply

costs,

higher
maintenance

expenses

from

unexpected

equipment

failures,

partially

offset

by

lower

purchased

coal

and
favorable foreign

exchange

rate on

translation

of our

Australian Operations

for the

year

ended December

31,
2023,

of

A$/US$:

0.66

compared

to

0.70

for

the

same

period

in

2022.

Cost

of

coal

revenues

for

our

U.S.
Operations were

$60.3 million

higher for

the year

ended December

31, 2023,

compared to

the same

period in
2022,

also

impacted

by

an

elevated

inflationary

environment

and

higher

consumables

and

unplanned
maintenance costs following a rock intrusion and a roof

collapse in 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Depreciation, depletion and amortization
Depreciation, depletion and amortization were $160.7 million for the year ended December 31, 2023, a

decrease
of $6.3 million, compared to

$167.0 million for the

year ended December 31,

2022. The decrease was

associated
with assets fully depreciated, lower depreciation

rates following annual useful life review at

the beginning of 2023
and

favorable

average

foreign

exchange

rate

on

translation

of

the

Australian

Operations,

partially

offset

by
depreciation on equipment brought into service during the year ended December 31, 2023.
Freight expenses
Freight expenses

totaled

$259.7

million for

the year

ended December

31, 2023,

an increase

of $10.6

million,
compared to $249.1 million

for the same

period in 2022. Rail

costs at our Australian

Operations contributed $13.2
million to the

increase, mainly

due to higher

regulated costs

associated with access

to the Central

Queensland
Coal Network, partially offset by lower freight costs

at our U.S. Operations due to lower sales volumes.

Stanwell rebate
The Stanwell rebate was

$136.5 million for the

year ended December

31, 2023, a decrease

of $29.5 million, as
compared

to

$166.0

million

for the

year

ended

December

31,

2022.

The

decrease

was

due

to

lower

realized
reference coal pricing

for the prior

twelve-month period used to

calculate the rebate compared

to the same

period
in 2022 and favorable average foreign exchange rate

on translation of the Australian Operations.
Other royalties
Other

royalties

were

$345.9 million

for

the

year

ended

December

31,

2023,

a

decrease

of

$39.2 million,

as
compared

to $385.1

million

for the

year

ended December

31,

2022. Our

Australian

Operations

contributed

to
$36.0

million

of

the

decrease

due

to

lower

coal

revenues

and

favorable

exchange

rate

on

translation

of

the
Australian Operations, partially

offset by

the adverse impact

of the new

QLD royalty regime,

effective from

July
1, 2022, which resulted in $59 million additional royalty

cost in 2023.
Selling, general, and administrative expenses

Selling,

general,

and

administrative

expenses

increased

by

$41.7

million

to

$84.2

million

for

the

year

ended
December 31, 2023, compared

to $42.5 million for

the year ended December

31, 2022. The increase

relates to
the additional accrual of $41.3 million relating to the stamp duty on Curragh’s acquisition assessed by the

QRO.
The Company

disputes

the

amount

assessed by

the

QRO. Refer

to Part

II, Item

8. Financial

Statements and
Supplementary Data, Note 26 “Contingencies” for further

information.
Interest Expense, net
Interest

expense,

net

was

$56.8

million

for

the

year

ended

December

31,

2023,

a

decrease

of

$10.9

million
compared

to

$67.6

million

for

the

same

period

in

2022.

The

decrease

was

due

to

lower

aggregate

principal
amount of the Notes outstanding following redemptions

of $72.7 million in the fourth quarter of 2022.
Decrease (increase) in Provision for Discounting and

Credit Losses
Decrease in provision for discounting

and credit losses of $4.2 million for

the year ended December 31, 2023,

a
favorable movement

of $8.0 million

compared to

increase in

provision for

discounting and

credit losses

of $3.8
million for the

year ended December

31, 2022. The

lower provision was

primarily driven by

collection of certain
overdue trade receivables at December 31, 2022 during

the year ended December 31, 2023.
Other, net
Other,

net was

$5.8 million

in the

year ended

December 31,

2023, a

decrease of

$28.0 million

compared to

of
$33.8 million

for the

year ended

December

31, 2022.

The decrease

largely

relates

to lower

foreign

exchange
gains recognized

in the translation

of short-term

inter-entity balances

between certain

entities within

the Group
that are denominated in currencies other than their

respective functional currencies.
Income tax benefit (expense)
Income tax benefit

of $32.2 million

for the year

ended December

31, 2023, compared

to $231.6 million

income
tax

expense

for

the

year

ended

December

31,

2022,

primarily

driven

by

loss

before

tax

from

our

Australian
operations and the benefit of prior year tax return adjustments and amendments.
The income tax benefit for

the year ended December 31,

2023 resulted in an annual effective

tax rate of (26.0%).

Coronado Global Resources Inc. Form 10-K December 31,

2023

Year Ended December 31,

2022 Compared to Year

Ended December 31, 2021
The Company’s comparison of 2022 results to

2021 results is included in the

Company’s
Annual Report on Form
10-K for the fiscal year ended December 31, 2022
,

under Part II Item 7,

“Management’s Discussion and Analysis
of Financial Condition and Results of Operations”.

Supplemental Segment Financial Data
Year Ended December 31,

2023 Compared to Year

Ended December 31, 2022
Australian Operations
For Year Ended December 31,
(US$ in thousands)
2023 2022 Change %
Sales Volume (MMt) 9.9 10.0 (0.1) (1.0)%
Total

revenues ($)
1,681,522 2,116,555 (435,033) (20.6)%
Coal revenues ($) 1,645,752 2,078,518 (432,766) (20.8)%
Average realized price per Mt sold ($/Mt) 167.0 208.9 (41.9) (20.0)%
Met sales volume (MMt) 6.8 6.5 0.3 4.2%
Met coal revenues ($) 1,557,471 1,968,173 (410,702) (20.9)%
Average realized Met price per Mt sold ($/Mt) 230.2 303.1 (72.9) (24.1)%
Mining costs ($) 1,058,598 864,616 193,982 22.4%
Mining costs per Mt sold ($/Mt) 108.5 89.5 19.0 21.2%
Operating costs ($) 1,679,954 1,575,786 104,168 6.6%
Operating costs per Mt sold ($/Mt) 170.5 158.3 12.2 7.7%
Segment Adjusted EBITDA ($) 2,249 541,208 (538,959) (99.6)%
Coal revenues

for our

Australian Operations

for the

year ended

December

31, 2023,

were $1,645.8

million,

a
decrease of $432.8 million, or 20.6%, compared to $2,078.5 million for the year ended December 31, 2022. This decrease was primarily driven by lower average realized Met price of $230.2 per Mt, a decrease of

$72.9 per Mt,
compared to $303.1 per Mt sold during the

same period in 2022. The higher realized price during the

year ended
December

31,

2022,

was

a

result

of

higher

Met

coal

index

prices

from

disruptions

in

trade

flows

and

supply
dynamics caused by

the war between

Russia and Ukraine.

Significant wet weather

events and port

constraints
during

2023

impacted

the

recovery

from

low

sales

volumes

in

2022

and

overall

sales

volumes

remained
consistent year on year.

Operating costs increased

by $104.2 million, or

6.6%, for the year

ended December 31,

2023, compared to the
year ended

December 31,

2022. The

increase was

driven by

higher mining

costs and

freight expense.

Mining
costs were $194.0

million, or 22.4%,

higher for the

year ended December 31,

2023, compared to the

same period
in

2022,

due

to

additional

fleets

mobilized

in

2023,

inflationary

impact

on

costs

and

additional

repairs

and
maintenance

costs

associated

with

equipment

failures.

Higher

mining

costs

were

partially

offset

by

favorable
average foreign exchange on translation of our Australian Operations, lower Stanwell rebate and other royalties’
expense as a result

of lower sales volume

and lower price

realizations. Mining and

Operating costs per

Mt sold
increased by

$19.0 and $12.2,

respectively,

compared to

the same

period in 2022,

due to increased

costs and
lower sales volume.
For

the

year

ended

December

31,

2023,

Segment

Adjusted

EBITDA

was

$2.2

million,

a

decrease

of

$539.0
million compared

to Segment

Adjusted EBITDA

of $541.2

million for

the year

ended December

31, 2022.

This
decrease was a result of lower coal revenues and higher

mining and operating costs.

Coronado Global Resources Inc. Form 10-K December 31,

2023

United States
For Year Ended December 31,
(US$ in thousands)
2023 2022 Change %
Sales Volume (MMt) 6.0 6.4 (0.4) (7.2)%
Total

revenues ($)
1,209,081 1,454,987 (245,906) (16.9)%
Coal revenues ($) 1,184,937 1,449,108 (264,171) (18.2)%
Average realized price per Mt sold ($/Mt) 198.4 225.2 (26.8) (11.9)%
Met sales volume (MMt) 5.2 6.2 (1.0) (14.9)%
Met coal revenues ($) 1,031,012 1,394,880 (363,868) (26.1)%
Average realized Met price per Mt sold ($/Mt) 196.9 226.5 (29.6) (13.1)%
Mining costs ($) 610,925 531,812 79,113 14.9%
Mining costs per Mt sold ($/Mt) 106.0 86.5 19.5 22.5%
Operating costs ($) 793,791 739,940 53,851 7.3%
Operating costs per Mt sold ($/Mt) 132.9 115.0 17.9 15.6%
Segment Adjusted EBITDA ($) 421,093 716,661 (295,568) (41.2)%
Coal revenues

for our

U.S. Operations

decreased by

$264.2 million,

or 18.2%,

to $1,184.9

million for

the year
ended

December

31,

2023,

as

compared

to

$1,449.1

million

for

the

year

ended

December

31,

2022.

This
decrease was driven

by a lower

average realized Met

price per Mt

sold for the

year ended December

31, 2023
of $196.9

compared to

$226.5 per

Mt sold

for the

same period

in 2022,

a result

of lower

Met coal

price index,
product mix skewed towards lower quality Met

coal and lower sales volumes driven primarily

by lower production
as a result of adverse geological conditions experienced

at the Buchanan mine.
Operating costs

increased by

$53.9 million,

or 7.3%,

to $793.8

million for

the year

ended December

31, 2023,
compared to

operating costs

of $739.9

million for

the year

ended December

31, 2022,

driven by

higher mining
costs, partially offset

by lower royalties

and freight expenses

from lower sales volume.

Mining costs contributed
$79.1 million

of the

increase driven

by continued

inflationary

impact on

labor and

supply costs

and unplanned
maintenance costs. Mining

and Operating costs

per Mt sold

increased by $19.5

and $17.9, respectively,

due to
lower sales volume and higher costs for the year ended December

31, 2023.

Segment Adjusted EBITDA

of $421.1

million for

the year ended

December 31,

2023, decreased by

$295.6 million,
or 41.2%, compared to

$716.7 million for the

year ended December 31, 2022.

This decrease was primarily

driven
by lower coal revenues and higher mining and other

operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
For Year Ended December 31,
(US$ in thousands)
2023 2022 Change %
Corporate and other expenses 42,856 42,499 357 0.8%
Other, net (1,227) (254) (973) 383.1%
Total

Corporate and Other Adjusted EBITDA
41,629 42,245 (616) (1.5)%
Corporate

and

other

costs

decreased

$0.6

million

to

$41.6

million

for

the

year

ended

December

31,

2023,
compared to $42.2 million for the year ended December

31, 2022, due to the timing of certain corporate costs

.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Mining and operating costs for the Year Ended December 31, 2023 compared to Year

December 31, 2022
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
For Year Ended December 31, 2023
(US$ in thousands) Australia United States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
1,756,635 876,753 85,245 2,718,633
Less: Selling, general and administrative expense (30) — (84,147) (84,177)
Less: Depreciation, depletion and amortization (76,651) (82,962) (1,098) (160,711)
Total operating costs 1,679,954 793,791 — 2,473,745
Less: Other royalties (294,467) (51,415) — (345,882)
Less: Stanwell rebate (136,523) — — (136,523)
Less: Freight expenses (166,980) (92,730) — (259,710)
Less: Other non-mining costs (23,386) (38,721) — (62,107)
Total mining costs 1,058,598 610,925 — 1,669,523
Sales Volume excluding non-produced

coal (MMt)
9.8 5.8 — 15.5
Mining cost per Mt sold ($/Mt) 108.5 106.0 — 107.6
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
9.7 6.1 — 15.8
Mining cost per Mt sold ($/Mt) 89.5 86.5 — 88.4
Average realized Met price for the Year

Ended December 31, 2023 compared to Year

December 31, 2022
A reconciliation of the Company’s average realized

Met coal revenue is shown below:
For Year Ended December 31,
(US$ in thousands)
2023 2022 Change %
Met sales volume (MMt) 12.0 12.7 (0.7) (5.5)%
Met coal revenues ($) 2,588,483 3,363,053 (774,570) (23.0)%
Average realized met price per Mt sold ($/Mt) 215.7 265.8 (50.2) (19.0)%

Coronado Global Resources Inc. Form 10-K December 31,

2023

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
For year ended December 31,
(US$ in thousands) 2023 2022 2021
Reconciliation to Adjusted EBITDA:
Net income 156,065 771,703 189,423
Add: Depreciation, depletion and amortization 160,711 167,046 177,875
Add: Interest expense, net 56,751 67,632 68,062
Add: Other foreign exchange (gains) losses (2,899) (32,259) 7,049
Add: Loss on debt extinguishment 1,385 5,336 8,477
Add: Income tax (benefit) expense (32,251) 231,574 53,102
Add: Uncertain stamp duty position 41,321 — —
Add: Restructuring costs — — 2,300
Add: Losses on idled assets held for sale 4,846 771 2,732
Add: Gain on disposal of asset held for sale — — (14,845)
Add: (Decrease) increase in provision for discounting
and credit losses (4,216) 3,821 (8,042)
Adjusted EBITDA 381,713 1,215,624 486,133
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

Refer to Part II, Item 8. Financial Statements and Supplementary Data - Note 16. “Interest Bearing Liabilities” for
further information.
Our ability to generate

sufficient cash depends

on our future performance

which may be subject

to a number of
factors

beyond

our

control,

including

general

economic,

financial

and

competitive

conditions

and

other

risks
described in Part I, Item 1A. “Risk Factors” of this Annual

Report on Form 10-K.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Liquidity as of December 31, 2023 and December 31,

2022 was as follows:
December 31,
(US$ in thousands) 2023 2022
Cash and cash equivalents, excluding restricted cash 339,043 334,378
Short-term deposits 21,906 —
Availability under the Predecessor ABL Facility — 100,000
Availability under the New ABL Facility
(1)
128,094 —
Total 489,043 434,378
(1)

The New ABL Facility

provides for up

to $150.0 million

in borrowings, including

a $100.0 million

sublimit for the issuance

of letters of

credit,
of which $21.9 million has been issued, and $70.0 million sublimit as a revolving credit facility. The letter of credit sublimit contributes to our liquidity as the Company can replace cash collateral, provided in the form of restricted deposits, with letters of credit allowing the release of such restricted deposits to cash and cash equivalents.
Our total indebtedness as of December 31, 2023 and

December 31, 2022 consisted of the following:
(US$ in thousands) 2023 2022
Interest bearing liabilities, excluding current installments 242,326 242,326
Current installments of other financial liabilities and finance lease obligations
2,893 4,585
Other financial liabilities and finance lease obligations, excluding current installments 5,307 8,336
Total 250,526 255,247
Liquidity
As

of

December

31,

2023,

available

liquidity

was

$489.0

million,

comprising

of

cash

and

cash

equivalents
(excluding restricted cash)

of $339.0 million,

short-term deposits of $21.9

million and $128.1 million

of available
borrowings under our New ABL Facility.
Coronado continues to actively

review plans for reducing

operating, corporate and capital expenditures

to ensure
sufficient available liquidity during periods of uncertainty and volatility.
Cash and cash equivalents
Cash

and

cash

equivalents

are

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

Senior

Secured

Notes

Indenture,

which

contains

customary
covenants for high

yield bonds, including, but

not limited to,

limitations on investments, liens,

indebtedness, asset
sales, transactions with affiliates and restricted

payments, including payment of dividends on capital stock.
The Company may

redeem some or

all of the

Notes at the

redemption prices and

on the terms

specified in the
Senior Secured

Notes Indenture.

In addition,

the Company

may,

from time

to time,

seek to

retire or

purchase
outstanding

debt

through

open-market

purchases,

privately

negotiated

transactions

or

otherwise.

Such

Coronado Global Resources Inc. Form 10-K December 31,

2023

repurchases, if any, will be upon such terms and at such

prices as the Company may determine, and will

depend
on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.
Based on information that

we are currently aware

of, on completion of

the SGI Transaction, a “Change

of Control”
as defined under the Senior

Secured Notes Indenture may occur.

Refer to Part II, Item 8.

Financial Statements,
Note 16. “Interest Bearing Liabilities” for further information.

As of December 31, 2023, we were in compliance with all applicable covenants under the Senior Secured Notes
Indenture.
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

Subject

to

customary

grace

periods

and

notice

requirements,

the

New

ABL

Facility

also

contains

customary
events of default.
Based on information that

we are currently aware

of, on completion of

the SGI Transaction, a “Change

of Control”
as defined

under the

terms of

the New

ABL Facility

may occur.

Refer to

Part II,

Item 8.

Financial Statements,
Note 16. “Interest Bearing Liabilities” for further information.

As at

December 31 2023,

letter of

credit sublimit had

been partially used

to issue $21.9

million of bank

guarantees
on behalf

of the

Company and no

amounts were drawn

under the

revolving credit sublimit

of the

New ABL Facility.
As at

December 31,

2023, the

Company was

in compliance

with all

applicable covenants

under the

New ABL
Facility.
Predecessor ABL Facility
On August 3, 2023, we satisfied all conditions precedent under the New ABL Facility at which time the New ABL
Facility replaced

the predecessor ABL

Facility. As a result

of the

early termination of

the predecessor ABL

Facility,
we

recorded

a

loss

on

debt

extinguishment

of

$1.4

million

in

our

Consolidated

Statement

of

Operations

and
Comprehensive Income for the year ended December

31, 2023.
Surety Bonds, Letters of Credit and Bank Guarantees
We

are

required

to

provide

financial

assurances

and

securities

to

satisfy

contractual

and

other

requirements
generated in the

normal course of

business. Some of

these assurances are provided

to comply with

state or other
government agencies’ statutes and regulations.

For

the

U.S.

Operations

in

order

to

provide

the

required

financial

assurance

for

post

mining

reclamation,

we
generally

use

surety

bonds.

We

use

surety

bonds

and

bank

letters

of

credit

to

collateralize

certain

other
obligations including contractual obligations under

workers’ compensation insurances. As of

December 31, 2023,
we had outstanding surety bonds of $44.0 million and letters of credit of $16.8 million issued from available bank guarantees under the New ABL Facility.

For the Australian

Operations as

at December 31,

2023, we had

bank guarantees

outstanding of $24.4

million,
including $5.1 million issued from the New ABL Facility, primarily in respect of certain rail and port arrangements of the Company.

As at December 31, 2023,

we, in aggregate, had total

outstanding bank guarantees provided

of $41.2 million to
secure obligations and commitments, including $21.9

million issued from the New ABL Facility.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Future regulatory changes relating to the above obligations could result in increased obligations, additional costs
or additional collateral requirements.
Restricted deposits – cash collateral
As required by certain agreements,

we had cash collateral in the form

of deposits in the amount of $68.7

million
and $89.1

million

as of

December

31,

2023

and

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

we may

be required

to cash

collateralize the

New ABL
Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit.
As of December 31, 2023, no such letter

of credit was outstanding after the expiration or termination date and no
cash collateral was required.
Dividend
During the year ended December 31, 2023, we paid $16.7 million in dividends to stockholders or CDI holders on the ASX,

net of $0.1

million foreign exchange

gain on payment

of dividends to

certain CDI holders

that elected
to be paid in Australian dollars.
On

February

19,

2024,

the

Company’s

Board

of

Directors

declared

a

bi-annual

fully

franked

fixed

ordinary
dividend of $8.4 million, or

0.5 cents per CDI. The

dividend will have a

record date of March

12, 2024, Australia
time, and

be payable

on April

4, 2024,

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

2023,

2022

and

2021

as
reported in the accompanying Consolidated Financial Statements:
Cash Flow
For Year Ended December 31,

(US$ in thousands) 2023 2022 2021
Net cash provided by operating activities 268,282 926,643 442,014
Net cash used in investing activities (238,168) (208,343) (134,332)
Net cash (used in) provided by financing activities (24,679) (784,251) 80,836
Net change in cash and cash equivalents 5,435 (65,951) 388,518
Effect of exchange rate changes on cash and cash

equivalents
(769) (37,351) 3,677
Cash and cash equivalents at beginning of period 334,629 437,931 45,736
Cash and cash equivalents at end of period 339,295 334,629 437,931
Operating activities
Net cash provided

by operating activities

was $268.3 million

for the year ended

December 31, 2023,

compared
to $926.6

million

for the

year

ended

December

31,

2022.

The

decrease

in

cash

from

operating

activities

was
primarily driven by lower coal revenues,

higher operating costs and income tax

paid of $147.1 million during the
year.

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

receivables and
inventories at December 31, 2022.

Coronado Global Resources Inc. Form 10-K December 31,

2023

Investing activities
Net cash

used in

investing

activities was

$238.2 million

for the

year

ended December

31, 2023,

compared

to
$208.3 million

for the

year ended

December 31,

2022. Cash

spent on

capital expenditures

for the

year ended
December

31,

2023,

was

$237.2

million,

of

which

$65.4

million

was

related

to

the

Australian

Operations

and
$171.2

million was related to the U.S. Operations.
Net cash

used in

investing

activities was

$208.3 million

for the

year

ended December

31, 2022,

compared

to
$134.3 million

for the

year ended

December 31,

2021. Cash

spent on

capital expenditures

for the

year ended
December 31,

2022, was

$199.7 million,

of which

$79.4

million is

related to

the Australian

Operations, $119.7
million is related

to the U.S.

Operations and the

remaining $0.6 million

for other and corporate.

During the year
ended December

31, 2022,

a net

of $6.5

million of

additional deposits

were provided

as collateral

for our

U.S.
workers

compensation

obligations

and

$2.4

million

of

the

additional

security

deposits

were

provided

by

our
Australian Operations to satisfy contractual requirements

in the normal course of business.
Financing activities
Net cash used in financing activities was $24.7

million for the year ended December 31, 2023,

compared to cash
used

in

financing

activities

of

$784.3

million

for

the

year

ended

December

31,

2022.

The

net

cash

used

in
financing activities for the year ended December 31, 2023, largely related to dividend payments of $16.8 million, payment of debt issuance costs in connection with the establishment of the New ABL Facility of $3.4 million and
the remainder related to repayment of other financial liabilities.
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
Contractual Obligations
The following is a summary of our contractual obligations

at December 31, 2023:
Payments Due By Year
Less than 1
‑

3
3
‑

5
More than
(US$ in thousands) Total 1 Year Years Years 5 Years
Long
‑
term debt obligations (1) 9,172 3,466 5,706 — —
Senior secured notes
(2)
242,326 — 242,326 — —
Mineral lease commitments (3) 53,075 5,795 10,703 10,415 26,162
Lease commitments 99,229 29,218 48,989 21,022 —
Unconditional purchase obligations (4) 20,872 20,872 — — —
Take
‑
or
‑
pay contracts (5) 788,431 94,688 187,326 189,295 317,122
Total

contractual cash obligations
1,213,105 154,039 495,050 220,732 343,284
(1)

Represents

financial

obligation

relating

to

amounts

outstanding

from

financing

equipment

purchases,
insurance premiums and financial liabilities for a sale and lease back type arrangement.
(2)

Represents financial obligation

outstanding under the

Senior Secured Notes. Refer

to Note 16 “Interest
Bearing

Liabilities”

in

the

accompanying

audited

Consolidated

Financial

Statements

for

additional
discussion.
(3)

Represents

future

minimum

royalties

and

payments

under

mineral

leases.

Refer

to

Note

25
“Commitments”
in

the

accompanying

audited

Consolidated

Financial

Statements

for

additional
discussion.
(4)

Represents firm purchase commitments for

capital expenditures (based on order to

suppliers for capital
purchases) for 2024.
(5)

Represents various short- and long-term

take-or-pay arrangements in

Australia associated with rail and
port commitments for the delivery of coal.
This

table

does

not

include

our

estimated

Asset

Retirement

Obligations,

or

ARO.

As

discussed

in

“—Critical
Accounting

Policies

and

Estimates—Carrying

Value

of

Asset

Retirement

Obligations”

below,

the

current

and

Coronado Global Resources Inc. Form 10-K December 31,

2023

non-current

carrying

amount

of

our

ARO

involves

several

estimates,

including

the

amount

and

timing

of

the
payments required to satisfy

these obligations. The timing

of payments is based on numerous

factors, including
projected

mine

closure

dates.

Based

on

our

assumptions,

the

carrying

amount

of

our

ARO

as

determined

in
accordance with U.S. GAAP was $163.9 million as of

December 31, 2023.
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
Long-Lived Assets
We

review

the

carrying

value

of

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

2023,

we

determined,

based

on

our

qualitative

assessment,

that

no

impairment

indicators
existed.

Goodwill Impairment
We had

a balance

of goodwill

of $28.0 million

recorded at

December 31,

2023, which

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

As part of the
analysis, we

also consider

fair value

determinations for

certain reporting

units that

have been

made at

various

Coronado Global Resources Inc. Form 10-K December 31,

2023

points throughout

the current

and prior

year for

other purposes

to ensure

there is

no contrary

evidence to

our
analysis. At

December 31,

2023, we

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

2023. In

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

Coronado Global Resources Inc. Form 10-K December 31,

2023

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

2023

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
The

expectation

of

future

prices

for

coal

depends

upon

many

factors

beyond

our

control.

Met

coal

has

been
volatile commodity

over the

past ten

years. Met

coal prices

were lower

in 2023

compared to

record highs

achieved
in 2022 from the impacts of the Russia and Ukraine war. The first half of 2023 saw Met coal index prices decline
significantly as steel

demand weakened,

however,

Met coal prices

trended upwards

in the second

half of 2023
due to

tight supply

and port

constraints in

Australia. The

demand and

supply in

the Met

coal industry

changes
from time to time. There are no

assurances that oversupply will not occur,

that demand will not decrease or

that
overcapacity will not occur, which could cause

declines in the prices of

coal, which could have a

material adverse
effect on our financial condition and results

of operations
Access to

international markets

may be

subject to

ongoing interruptions

and trade

barriers due

to policies

and
tariffs

of

individual

countries.

We

may

or

may

not

be

able

to

access

alternate

markets

of

our

coal

should
interruptions

or

trade

barriers

occur

in

the

future.

An

inability

for

metallurgical

coal

suppliers

to

access
international markets would likely result

in an oversupply of Met coal and

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

2023, we had
$11.9

million

of

outstanding

provisionally

priced

receivables

subject

to

changes

in

the

relevant

price

index.

If
prices decreased 10%,

these provisionally priced

receivables would decrease

by $1.2 million.

See Part

I, Item

1A.
“Risk Factors—Our profitability depends

upon the prices we receive for

our coal. Prices for coal

are volatile and
can fluctuate widely based upon a number of factors

beyond our control.”

Coronado Global Resources Inc. Form 10-K December 31,

2023

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
The fuel required for our operations in 2024 will be purchased under fixed-price contracts or on a spot basis.

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

2023,

we

had

$250.5

million

of

fixed-rate

borrowings

and

no variable-rate

borrowings
outstanding.

We currently do not hedge against interest rate

fluctuations.

Foreign Exchange Risk
A significant portion of our

sales are denominated in US$.

Foreign exchange risk is

the risk that our earnings

or
cash flows are adversely impacted by movements in

exchange rates of currencies that are not in US$.
Our main exposure

is to the

A$-US$ exchange rate

through our Australian

Operations, which have

predominantly
A$

denominated

costs.

In

2023,

greater

than

70%

of

expenses

incurred

at

our

Australian

Operations

were
denominated in

A$. Approximately

30% of

our Australian

Operations’

purchases were

made with

reference

to
US$, which provides

a natural hedge

against foreign exchange

movements on these

purchases (including fuel,
several port handling charges,

demurrage, purchased coal

and some insurance

premiums). Appreciation of

the
A$ against

US$ will

increase our

Australian Operations’

US$ reported

cost base

and reduce

US$ reported

net
income. For

the portion

of US$

required to

purchase A$

to settle

our Australian

Operations’ operating

costs, a
10%

increase

in

the

A$

to

US$

exchange

rate

would

have

increased

reported

total

costs

and

expenses

by
approximately $122.8 million for the year ended December

31, 2023.

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
Directors.

Coronado Global Resources Inc. Form 10-K December 31,

2023

As of December

31, 2023,

we had financial

assets of

$694.7 million, comprising

of cash and

cash equivalents,
trade

receivables,

short

term

deposits

and

restricted

deposits,

which

are

exposed

to

counterparty

credit

risk.
These

financial

assets

have

been

assessed

under

ASC

326,

Financial

Instruments

–

Credit

Losses,

and

a
provision for

discounting and

credit losses

of $0.9 million

was recorded

as of

December 31,

2023. See

Item 8.
Financial Statements and Supplementary Data—Note

8. Provision for Discounting and Credit Losses.

Coronado Global Resources Inc. Form 10-K December 31,

2023

ITEM 8. FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA

Page
Number
Consolidated Balance Sheets
115
Consolidated Statements of Operations and Comprehensive Income
116
Consolidated Statements of Stockholders’ Equity
117
Consolidated Statements of Cash Flows
118
Notes to Consolidated Financial Statements
119
Report of Independent Registered Public Accounting Firm

(PCAOB

ID:
0
1435
)

Coronado Global Resources Inc. Form 10-K December 31,

2023

115
Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets
Note
December 31,
2023
December 31,
2022
Current assets:
Cash and cash equivalents

$
339,295
$
334,629
Trade receivables, net
7

263,951
409,979
Income tax receivable
22

44,906
—
Inventories
9

192,279
158,018
Other current assets
10

103,609
60,188
Assets held for sale
4

—
26,214
Total

current assets

944,040
989,028
Non-current assets:
Property, plant and

equipment, net
11

1,506,437
1,389,548
Right of use asset – operating leases, net
14

80,899
17,385
Goodwill
12

28,008
28,008
Intangible assets, net
12

3,108
3,311
Restricted deposits
26

68,660
89,062
Deferred income tax assets
22

27,230
—
Other non-current assets
10

19,656
33,585
Total

assets

$
2,678,038
$
2,549,927
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
113,273
$
61,780
Accrued expenses and other current liabilities
13

312,705
343,691
Income tax payable
22

—
119,981
Asset retirement obligations
15

15,321
10,646
Contract obligations
17

40,722
40,343
Lease liabilities
14

22,879
7,720
Other current financial liabilities

2,825
4,458
Liabilities held for sale
4

—
12,241
Total

current liabilities

507,725
600,860
Non-current liabilities:
Asset retirement obligations
15

148,608
127,844
Contract obligations
17

61,192
94,525
Deferred consideration liability
18

277,442
243,191
Interest bearing liabilities
16

235,343
232,953
Other financial liabilities

5,307
8,268
Lease liabilities
14

61,692
15,573
Deferred income tax liabilities
22

100,145
95,671
Other non-current liabilities

34,549
27,952
Total

liabilities

$
1,432,003
$
1,446,837
Common stock $
0.01

par value;
1,000,000,000

shares authorized,
167,645,373

shares issued and outstanding as of December 31, 2023 and
December 31, 2022

1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares authorized,
1
Share issued and outstanding as of December 31, 2023 and

December 31,
2022
—
—
Additional paid-in capital

1,094,431
1,092,282
Accumulated other comprehensive losses
24

(89,927)
(91,423)
Retained earnings

239,854
100,554
Total

stockholders’ equity

1,246,035
1,103,090
Total

liabilities and stockholders’ equity

$
2,678,038
$
2,549,927
See accompanying notes to consolidated financial

statements.

Coronado Global Resources Inc. Form 10-K December 31,

2023

116
Consolidated Statements of Operations and Comprehensive

Income
(In US$ thousands, except share data)

Year ended December 31,
Note 2023 2022 2021
Revenues:
Coal revenues $
2,830,689
$
3,527,626
$
2,010,996
Coal revenues from related parties 27
—
—
97,335
Other revenues
59,914
43,916
40,140
Total

revenues
3
2,890,603
3,571,542
2,148,471
Costs and expenses:
Cost of coal revenues (exclusive of items shown
separately below)
1,731,630
1,515,585
1,195,250
Depreciation, depletion and amortization
160,711
167,046
177,875
Freight expenses
259,710
249,081
241,862
Stanwell rebate
136,523
165,995
55,403
Other royalties
345,882
385,065
142,751
Selling, general, and administrative expenses

84,177
42,499
30,666
Restructuring costs
—
—
2,300
Total

costs and expenses
2,718,633
2,525,271
1,846,107
Other income (expenses):
Interest expense, net
(56,751)
(67,632)
(68,062)
Loss on debt extinguishment
(1,385)
(5,336)
(8,477)
Decrease (increase) in provision for discounting and
credit losses

4,216
(3,821)
8,042
Gain on disposal of asset held for sale
—
—
14,845
Other, net 5
5,764
33,795
(6,187)
Total

other expense, net
(48,156)
(42,994)
(59,839)
Income before tax
123,814
1,003,277
242,525
Income tax benefit (expense) 22
32,251
(231,574)
(53,102)
Net income
156,065
771,703
189,423
Less: Net loss attributable to noncontrolling
interest
—
—
(2)
Net income attributable to Coronado Global
Resources Inc. $
156,065
$
771,703
$
189,425
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment
1,496
(47,195)
(17,451)
Net gain on cash flow hedges, net of tax
—
—
2,029
Total

other comprehensive gain (loss)
1,496
(47,195)
(15,422)
Total

comprehensive income
157,561
724,508
174,001
Less: Net loss attributable to noncontrolling
interest
—
—
(2)
Total

comprehensive income attributable to
Coronado Global Resources Inc.

$
157,561
$
724,508
$
174,003
Earnings per share of common stock
Basic
6 (c)

0.93
4.60
1.21
Diluted
6 (c)

0.93
4.60
1.21
See accompanying notes to consolidated financial

statements.

Coronado Global Resources Inc. Form 10-K December 31,

2023

117
Consolidated Statements of Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock
Additional
paid in
capital
Accumulated
other
comprehensive
losses
(Accumulated
losses)
Retained
earnings
Noncontrolling
interest
Total
stockholders'
equity Shares Amount Series A Amount
Balance December 31, 2020
138,387,890
$
1,384
1
$
—
$
993,052
$
(28,806)
$
(158,919)
$
152
$
806,863
Net income (loss) —
—
—
—
—
—
189,425
(2)
189,423
Other comprehensive loss (net of $
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
$
—
$
1,103,090
Net income —
—
—
—
—
—
156,065
—
156,065
Other comprehensive income —
—
—
—
—
1,496
—
—
1,496
Total comprehensive income —
—
—
—
—
1,496
156,065
—
157,561
Stock-based compensation for equity
classified awards —
—
—
—
2,149
—
—
—
2,149
Dividends —
—
—
—
—
—
(16,765)
—
(16,765)
Balance December 31, 2023
167,645,373
$
1,677
1
$
—
$
1,094,431
$
(89,927)
$
239,854
$
—
$
1,246,035
See accompanying notes to consolidated financial

statements

Coronado Global Resources Inc. Form 10-K December 31,

2023

118
Consolidated Statements of Cash Flows
(In US$ thousands)
Year Ended December 31,
2023 2022 2021
Cash flows from operating activities:
Net income $
156,065
$
771,703
$
189,423
Adjustments to reconcile net income to cash and

cash equivalents provided
by operating activities:
Depreciation, depletion and amortization
163,862
165,503
175,814
Amortization of right of use asset - operating leases
12,415
6,704
8,899
Amortization of deferred financing costs
4,300
1,933
3,133
Non-cash interest expense
30,997
31,362
29,120
Amortization of contract obligations
(33,026)
(36,519)
(33,967)
Loss on disposal of property, plant and equipment
516
855
415
Equity-based compensation expense (gain)
2,149
2,735
(250)
Loss on debt extinguishment
1,385
5,336
8,477
Deferred income taxes
(21,338)
40,423
24,417
Reclamation of asset retirement obligations
(5,334)
(4,543)
(4,273)
Change in estimate of asset retirement obligation
(3,151)
1,543
2,061
Gain on disposal of asset held for sale
—
—
(14,845)
(Decrease) increase in provision for discounting and

credit losses
(4,216)
3,821
(8,042)
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables,

net
155,056
(156,818)
(33,545)
Inventories
(32,774)
(41,243)
(9,637)
Other current assets
(477)
(12,365)
24,573
Accounts payable
40,159
(27,664)
24,166
Accrued expenses and other current liabilities
(25,435)
84,041
64,285
Operating lease liabilities
(14,597)
(8,244)
(10,986)
Income tax payable
(164,834)
96,326
—
Change in other liabilities
6,560
1,754
2,776
Net cash provided by operating activities
268,282
926,643
442,014
Cash flows from investing activities:
Capital expenditures
(237,205)
(199,716)
(89,661)
Proceeds from the disposal of property, plant, and equipment
—
318
1,594
Proceeds from disposal of assets held for sale
—
—
27,451
Purchase of restricted and other deposits
(27,213)
(9,761)
(103,997)
Redemption of restricted and other deposits
26,250
816
30,281
Net cash used in investing activities
(238,168)
(208,343)
(134,332)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other

financial liabilities
—
—
411,524
Debt issuance costs and other financing costs
(3,436)
—
(15,263)
Principal payments on interest bearing liabilities

and other financial liabilities
(4,361)
(81,310)
(412,046)
Call premiums paid on early redemption of debt
—
(2,557)
(1,050)
Principal payments on finance lease obligations
(127)
(140)
(70)
Dividends paid
(16,755)
(700,244)
—
Proceeds from stock issuance, net
—
—
97,741
Net cash (used in) provided by financing activities
(24,679)
(784,251)
80,836
Net increase (decrease) in cash and cash equivalents
5,435
(65,951)
388,518
Effect of exchange rate changes on cash and cash equivalents
(769)
(37,351)
3,677
Cash and cash equivalents at beginning of period
334,629
437,931
45,736
Cash and cash equivalents at end of period $
339,295
$
334,629
$
437,931
Supplemental disclosure of cash flow information:
Cash payments for interest $
28,632
$
36,728
$
33,462
Cash paid (refund) for taxes $
147,106
$
90,888
$
(16,582)
Restricted cash $
251
$
251
$

See accompanying notes to consolidated financial

statements

Coronado Global Resources Inc. Form 10-K December 31,

2023

119
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
1.

Description of Business, Basis of Presentation
(a)
Nature of operations
Coronado

Global

Resources Inc.

(together

with

its

subsidiaries,

the

“Company”

or

“Coronado”)

is

a

global
producer, marketer,

and exporter of a full range

of metallurgical coals, an

essential element in the production

of
steel. The Company

has a portfolio

of operating mines

and development projects

in Queensland, Australia

and
in the

states of Pennsylvania,

Virginia and West

Virginia in the

United States, or

U.S. For details

of the

Company’s
capital structure, refer to Note 6 “Capital Structure” for

further information.
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
The Company has a credit

policy that establishes procedures

to determine creditworthiness

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
10
% or more
of

the

Company’s

total

accounts

receivable,

or

whose

revenue

individually

represented
10
%

or

more

of

the
Company’s total revenue.
The

following

table

summarizes

any

customer

whose

revenue

individually

represented
10
%

or

more

of

the
Company’s total coal revenues in the year ended

December 31, 2023.

Year Ended December 31,
2023 2022 2021
Tata

Steel
21%
19%
17%
ArcelorMittal
10%
8%
7%
For the

year ended

December 31,

2023, $
1,509.1

million, or
53.3
% of

total coal

revenues, were

attributable to
five

customers. In

comparison, for

the year

ended December

31, 2022,

$
1,848.8

million, or
52.6
% of

total coal
revenues were

attributable to
five

customers and for

the year ended

December 31, 2021,

$
971.6

million, or
46.3
%
of

total

revenues

were

attributable

to
five

customers.

As

of

December

31,

2023,

the

Company

had
three
customers that

accounted for

$
152.9

million, or
57.9
%, of

accounts receivable.

As of

December 31,

2022, the
Company had
four

customers that accounted for $
212.5

million, or
51.6
%, of accounts receivable.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

120
The

following

table

presents

revenues

as

a

percent

of

total

revenue

from

external

customers

by

geographic
region:

Year Ended December 31,
2023 2022 2021
Asia
50%
46%
48%
North America
11%
12%
7%
South America
8%
8%
6%
Europe
6%
11%
12%
Australia
4%
4%
6%
Brokered sales
21%
19%
21%
Total
100%
100%
100%
The Company uses shipping destination as the

basis for attributing revenue to individual

countries. The transfer
of title on

brokered transactions

may occur at

a point that

does not reflect

the end usage

point, therefore

these
sales are reflected as exports and classified as brokerage sales.
Concentration of labor
Out

of

the

Company’s

total

employees,
10.8
%

as

of

December

31,

2023,
are

subject

to

the

Curragh

Mine
Enterprise

Agreement

2023.

This

agreement

covers

work

carried out

by permanent,

full-time,

temporary,

and
casual coal

mining employees

engaged by

Curragh to

fulfil production,

maintenance and

processing activities.
Other than

the Curragh

Mine Enterprise

Agreement 2023,

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
2.

Summary of Significant Accounting Policies
(a)

Newly Adopted Accounting Standards
During the period,

there have

been no new

Accounting Standards

Updates issued

by the Financial

Accounting
Standards Board, or FASB,

that had a material impact on the Company’s Consolidated

Financial Statements.

(b)

Accounting Standards Not Yet

Implemented
Accounting Standards

Update, or

ASU, No. 2023-07

“Segment Reporting”

(Topic

280)
: In November

2023, the
FASB

issued

ASU

2023-07,

which

intended

to

improve

reportable

segment

disclosure

requirements

through
enhanced disclosures of significant segment expenses. The guidance is effective for fiscal years beginning after
December 15, 2023,

and interim periods

within fiscal years

beginning after December

31, 2024. Early

adoption
is permitted. The

updated standard is

to be applied

retrospectively to all

prior periods presented

in the financial
statements. The

Company is

currently evaluating

the impact

that the updated

standard will

have in its

financial
statement disclosures.

ASU 2023-09

“Income Taxes”

(Topic

740):

In December

2023, the

FASB

issued 2023-09,

which modifies

the
rules on

income tax

disclosures to

require companies

to disclose:

specific categories

in the

rate reconciliation,
the income

or loss

from continuing

operations before income

tax expense

or benefit

(separated between

domestic
and

foreign)

and

income

tax

expense

or

benefit

from

continuing

operations

(separated

by

federal,

state,

and
foreign). The updated standard is

effective for annual periods beginning after December

15, 2024. The Company
is currently evaluating the impact that the updated standard will have in its financial statement disclosures.

There have been

no other recent

accounting pronouncements not yet

effective that have significance,

or potential
significance, to the Company’s Consolidated Financial

Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

121
(c) Use of Estimates
The preparation

of Consolidated

Financial

Statements

in conformity

with U.S. GAAP

requires

management

to
make certain

judgements, estimates

and assumptions

that affect

the reported

amounts of

assets and

liabilities
and disclosure of

contingent assets and contingent

liabilities at the

date of the

Consolidated Financial Statements
and

the

reported

amounts

of

revenues

and

expenses

during

the

reporting

periods.

Actual

results

could

differ
materially

from

those

estimates.

Significant

items

subject

to

such

estimates

and

assumptions

include

asset
retirement obligations; useful lives for depreciation,

depletion and amortization; expected credit

losses; deferred
income tax

assets and

liabilities; values

of coal

properties;

goodwill; workers’

compensation

liability and

other
contingencies.
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
contracts

are

included

in

“Other,

net”,

with

exception

of

foreign

currency

gains

or

losses

on

long-term
intercompany

loan

balances

which

are classified

within

“Accumulated

other

comprehensive

losses”.

The

total
aggregate impact of foreign currency

transaction gains or losses on the

Consolidated Statements of Operations
and Comprehensive

Income was

a net

gain of

$
2.5

million, $
47.6

million and

$
1.7

million for

the years

ended
December 31,

2023,

2022 and

2021, respectively.

The total

impact of

foreign currency

transactions related

to
U.S. dollar

coal sales

in Australia

(included in

the total

above) was

a net

loss of

$
1.0

million, net

gain of

$
15.0
million and $
8.7

million for the years ended December 31, 2023, 2022

and 2021, respectively.
(e)

Cash and Cash Equivalents
Cash and cash

equivalents include cash

at bank and

short-term highly liquid investments

with an original

maturity
date of three months or less. At December 31, 2023,

the Company had $
130.0

million of short-term highly liquid
investments classified as cash equivalents. At December

31, 2022, the Company had
no

cash equivalents.

“Cash

and

cash

equivalents”,

as disclosed

in

the

accompanying

Consolidated

Balance

Sheets,

includes

$
0.3
million of restricted cash at December 31, 2023 and

2022.
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

2023

122
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
(h)

Assets held for sale
Assets

held

for

sale

are

measured

at

the

lower

of

their

carrying

amount

or

fair

value

less

costs

to

sell.

The
Company classifies

assets and

liabilities as

held for

sale (disposal

group) when

management, having

the authority
to approve the action,

commits to a plan

to sell the disposal

group, the sale is

probable within one year

and the
disposal

group

is

available

for

sale

in

its

present

condition.

The

Company

also

considers

whether

an

active
program to locate a buyer

has been initiated, whether the

disposal group is marketed

actively for sale at a

price
that is reasonable in relation

to its current fair value,

and whether actions required

to complete the plan indicate
that it

is unlikely

that significant

changes to

the plan

will be

made or

that the

plan will

be withdrawn.

All criteria
must be met at or prior to balance sheet date for a long-lived asset to qualify as held for sale. An impairment test
is performed when a disposal group is classified

as held for sale and an impairment charge is

recorded when the
carrying

amount

of

the

disposal

group

exceeds

its

estimated

fair

value,

less

cost

to

sell.

Depreciation

and
amortization for

assets classified

as held

for sale

are ceased.

When any

of the

criteria are

not met

after initial
classification, the Company ceases to classify the asset as held for sale and reclassify the asset as held for use.
On reclassification, the asset is measured

at the lower of its (a) carrying

amount before it was classified

as held
for sale, adjusted

for any depreciation

expense or impairment

losses that would

have been recognized

had the
asset been continuously classified as held and used or

(b) fair value at the date of reclassification.
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

2023

123
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

31, 2023, 2022 and 2021.
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

31, 2023 and 2022.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

124
(l)

Leases
From time to

time, the Company

enters into contractual

agreements to

lease property,

plant and equipment.

In
addition, the Company also enters into mining services contracts which may include embedded leases of mining equipment. Based

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
The ROU

asset includes

any lease

payments made

and lease

incentives received

prior to

the commencement
date.

The

Company

has

lease

arrangements

with

lease

and

non-lease

components

which

are

accounted

for
separately.

Non-lease

components

of

the

lease

payments

are

expensed

as

incurred

and

are

not

included

in
determining the present value.
(m) Royalties
Lease rights

to coal

lands are

often acquired

in exchange

for royalty

payments. Royalties

are payable

monthly
as a percentage of the gross

realization from the sale of the coal

mined using surface mining methods

and as a
percentage

of

the

gross

realization

for

coal

produced

using

underground

mining

methods.

Advance

mining
royalties are advance

payments made to

lessors under terms

of mineral lease

agreements that are

recoupable
against

future

production.

The

Company

had

advance

mining

royalties

of

$
8.9

million

and

$
6.8

million
respectively, included

in “Other current assets” as of December 31, 2023

and 2022.
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

2023

125
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
Revenue

is

recognized

at

a

point

in

time

and

therefore

there

are
no

unsatisfied

and/or

partially

satisfied
performance obligations at December 31, 2023 and 2022.
Shipping and Handling
The Company

accounts

for

shipping

and

handling

activities

on

Free

on

Rail

sales

after

the

customer

obtains
control of the good. In this instance,

shipping and handling costs

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

2023

126
There are
no

derivative contracts outstanding December 31, 2023 and

2022.
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
Refer to Note 23 “Fair

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
There are
no

derivative contracts outstanding at December 31, 2023

and 2022.
(t)

Stock-based Compensation
The Company has

a stock-based compensation plan

which allows for

the grant of

certain equity-based incentives
including stock options,

performance stock units,

or PSU, and

restricted stock units,

or RSU, to

employees and
executive

directors,

valued

in

whole

or

in

part

with

reference

to

the

Company’s

CDIs

or

equivalent

common
shares (on a
10
:1 CDI to common share ratio).
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

2023

127
The expense for these equity-based incentives is based on their fair value at date of grant and is amortized over the required service

period, generally the vesting

period. The Company accounts

for forfeitures as

and when they
occur.
Refer to

Note

21 “Stock-Based

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

16
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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

128
Reportable segment results for the years ended December 31,

2023, 2022 and 2021 are presented below:

(US$ thousands) Australia
United
States
Other and
Corporate Total
Year ended December 31,

2023
Total

revenues
$
1,681,522
$
1,209,081
$
—
$
2,890,603
Adjusted EBITDA
2,249
421,093
(41,629)
381,713
Total

assets
1,322,610
1,010,199
345,229
2,678,038
Capital expenditures
55,412
171,686
660
227,758
Year ended December 31,

2022
Total

revenues
$
2,116,555
$
1,454,987
$
—
$
3,571,542
Adjusted EBITDA
541,208
716,661
(42,245)
1,215,624
Total

assets
1,353,424
1,013,359
183,144
2,549,927
Capital expenditures
89,001
95,769
587
185,357
Year ended December 31,

2021
Total

revenues
$
1,315,851
$
832,620
$
—
$
2,148,471
Adjusted EBITDA
204,992
312,048
(30,907)
486,133
Total

assets
1,357,132
822,222
282,058
2,461,412
Capital expenditures
38,733
50,787
1,616
91,136
The reconciliation of Adjusted EBITDA to net income attributable to the Company for the years ended December
31, 2023, 2022 and 2021 are as follows:

Year Ended December 31,
(US$ thousands) 2023 2022 2021
Net income $
156,065
$
771,703
$
189,423
Depreciation, depletion and amortization
160,711
167,046
177,875
Interest expense, net (1)
56,751
67,632
68,062
Income tax (benefit) expense
(32,251)
231,574
53,102
Other foreign exchange (gains) losses (2)
(2,899)
(32,259)
7,049
Loss on debt extinguishment
1,385
5,336
8,477
Uncertain stamp duty position (3)
41,321
—
—
Restructuring costs
—
—
2,300
Losses on idled assets (4)
4,846
771
2,732
Gain on disposal of assets held for sale
—
—
(14,845)
(Decrease) increase in provision for discounting

and credit losses
(4,216)
3,821
(8,042)
Consolidated adjusted EBITDA $
381,713
$
1,215,624
$
486,133
(1) Includes interest income of $
7.6

million, $
1.5

million, and $
0.1

million for the years ended December 31, 2023,
2022, 2021, respectively.
(2)
Refer to Note 5 “Other, net”

for further discussion.
(3)

Relates to stamp duty on Curragh’s acquisition.

Refer to Note 26 “Contingencies” for further discussion.

(4)
These losses

relate to idled

non-core assets

that the Company

has an

active plan

to sell. Prior

to March

31,
2023, the Company had idled assets that were classified as

held for sale.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

129
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed on

the Consolidated

Statements of

Cash Flows

for the

years ended

December

31, 2023,

2022 and
2021 are as follows:

Year Ended December 31,
(US$ thousands) 2023 2022 2021
Capital expenditures per Consolidated Statement of Cash
flows $
237,205
$
199,716
$
89,661
Payment for capital acquired in prior period
(11,243)
(7,475)
(6,000)
Accruals for capital expenditures
10,790
11,243
7,475
Advance payment to acquire long lead capital items
(8,994)
(18,127)
—
Capital expenditures per segment detail $
227,758
$
185,357
$
91,136
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

segments,

as the

Company

believes

it best

depicts the

nature,

amount,

timing

and

uncertainty

of
revenues and cash flows. All revenue is recognized at a point in time.

Year ended December 31, 2023
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,557,471
$
1,031,012
$
2,588,483
Thermal coal
88,281
153,925
242,206
Total

coal revenue
1,645,752
1,184,937
2,830,689
Other (1)
35,770
24,144
59,914
Total
$
1,681,522
$
1,209,081
$
2,890,603

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
(1)
Included

in

Other

revenue

for

Australian

Operation

is

the

amortization

of

Stanwell

non-market

coal

supply
agreement liability recognized

on acquisition

of Curragh. See

further discussion in

Note 17

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

2023

130
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
4. Assets Held for Sale
During the fourth

quarter of

2020, the Company

committed to

a plan to

sell the Greenbrier

mining asset, or

the
Greenbrier asset, and determined that all of

the criteria to classify assets and liabilities as

held for sale were met.
The Greenbrier asset is part

of the Company’s U.S. segment, located

in the State of

Virginia in the United States.
The Greenbrier asset does not form part

of the Company’s core business

strategy and has been idle since April
1, 2020.
The

Company

remains

committed

to

a

plan

to

sell

the

Greenbrier

asset,

however,

on

March

31,

2023,

the
Company concluded that

the timing

of the

sale within the

next twelve months

is uncertain. As

such, the

Greenbrier
mining asset

has been

classified

as held

and

used since

March

31, 2023,

as it

does not

meet

the criteria

for
classification as held for sale.

The assets and liabilities

of the Greenbrier asset

met the criteria for

classification as held for

sale as of December
31, 2022,

therefore

the Consolidated

Balance Sheet

continues to

reflect these

asset

and liabilities

as held

for
sale as of that date.

5.

Other, net
Other, net consists of the following:

Year Ended December 31,

(US$ thousands) 2023 2022 2021
Other foreign exchange gains (losses) (1) $
2,899
$
32,259
$
(7,049)
Other income
2,865
1,536
862
Total

Other, net
$
5,764
$
33,795
$
(6,187)
(1)

Other foreign

exchange gains

(losses) primarily

relates to

gains and

losses recognized

on the

translation of
short-term

inter-entity

balances

between

certain

entities

within

the

Group

that

are

denominated

in

currencies
other than their respective functional currencies.
6.

Capital Structure
(a)

Stockholders’ Equity
Authorized capital stock
The Company’s Certificate of Incorporation, as amended, authorize the Company to issue
1,100,000,000

shares
of $
0.01

par value capital stock consisting of
1,000,000,000

shares of common stock and
100,000,000

shares of
preferred stock.
Common Stock / CDIs
The following table summarizes Common Stock activity

during the periods presented below:

Year Ended December 31,

2023 2022 2021
Shares outstanding at the beginning of the year
167,645,373
167,645,373
138,387,890
Shares issued during the year
-
-
29,257,483
Shares outstanding at the end of the year
167,645,373
167,645,373
167,645,373

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

131
A portion of the

Company’s common

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
The CDIs entitle

holders to dividends,

if any, and other rights

economically equivalent to

shares of common

stock,
including the right

to attend stockholders’

meetings. CDN, as

the stockholder of

record, will vote

the underlying
shares in accordance with the directions of the CDI holders

.

As of December 31,

2023,
831,392,221

CDIs (representing beneficial

interest in
83,139,233

shares of common
stock) were owned by investors in the form of CDIs publicly

traded on the ASX.
Coronado Group LLC
As

of

December

31,

2023,

Coronado

Group

LLC,

the

Company’s

controlling

stockholder,

beneficially

owns
845,061,399

CDIs (representing a beneficial interest

in
84,506,140

shares of common stock) representing
50.4
%
of

the

total
1,676,453,730

CDIs

(representing

a

beneficial

interest

in
167,645,373

shares

of

common

stock)
outstanding.

Refer to Note 21 “Stock-Based Compensation” for

options to purchase common stock issued

and outstanding as
of December 31, 2023 and 2022.
Preferred Stock
Coronado Group

LLC holds

one share

of preferred

stock

Series A.

The holder

of Series

A Preferred

Stock

is
permitted

to

nominate

and

elect

members

of

the

Company’s

Board

of

Directors

in

relation

to

the

level

of

the
holder’s

aggregate

beneficial

ownership

of

shares

of

the

Company’s

common

stock.

The

Series

A

Preferred
Share

is

not

entitled

to

dividends

and

is

non

transferable.

The

Series

A

Preferred

Share

has

a

liquidation
preference of $
1.00
.
(b)

Dividends
The dividend

policy

and

the

payment

of future

cash

dividends

are subject

to

the

discretion

of the

Company’s
Board of Directors.
During the year ended December 31, 2023, the Company

declared:
•

Dividends of $
8.4

million, or $
0.005

per CDI ($
0.05

per share of common stock),

on February 21, 2023;
and
•

Dividends of $
8.4

million, or $
0.005

per CDI ($
0.05

per share of common stock), on August 7, 2023.

The Company paid a

total of $
16.7

million to stockholders and CDI

holders on the ASX, net

of $
0.1

million foreign
exchange gain on

payment to certain

CDI holders that

elected to be

paid in Australian

dollars,

in relation to

the
above declared dividends.

During the year ended December 31, 2022, the Company

declared:
•

Dividends of $
150.9

million, or $
0.09

per CDI ($
0.90

per share of common stock), on February 24, 2022;
•

Dividends of $
200.1

million, or $
0.119

per CDI ($
1.19

per share of common stock), on May 9, 2022;

•

Dividends of $
125.7

million, or $
0.075

per CDI ($
0.75

per share of

common stock),

on August 8,

2022;
and
•

Dividends of $
225.0

million, or $
0.134

per CDI ($
1.34

per share of common stock), on

October 30, 2022.
The

Company

paid

a

total

of

$
700.2

million

to

stockholders

and

CDI

holders

on

the

ASX,

net

of

$
1.4

million
foreign exchange gain on payment to certain CDI

holders that elected to be paid in Australian dollars,

in relation
to the above declared dividends.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

132
During the year ended December 31, 2021, the Company did
no
t declare or pay dividends.
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

Year Ended December 31,
(US$ thousands, except per share data) 2023 2022 2021
Numerator:
Net income $
156,065
$
771,703
$
189,423
Less:

Net loss attributable to non-controlling interest
—
—
(2)
Net income attributable to Company stockholders $
156,065
$
771,703
$
189,425
Denominator (in thousands):
Weighted-average shares of common stock outstanding
167,645
167,645
156,710
Effects of dilutive shares
421
201
132
Weighted average diluted shares of common stock

outstanding
168,066
167,846
156,842
Earnings Per Share (US$):
Basic
0.93
4.60
1.21
Dilutive
0.93
4.60
1.21
7. Trade Receivables, net
The Company

extends trade

credit to

its customers

in the

ordinary course

of business.

Trade

receivables are
recorded initially at fair value and subsequently at amortized cost, less any ECL.

December 31,
(US$ thousands) 2023 2022
Trade receivables $
264,218
$
414,490
Provision for discounting and credit losses (Note 8)
(267)
(4,511)
Trade receivables, net $
263,951
$
409,979

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

133
8. Provision for Discounting and Credit Losses
The following

table provides

the reconciliation

of the

allowance for

credit losses

that is

deducted from

financial
assets to present the net amount expected to be collected:

(US$ thousands)
Trade
receivables
Other
Assets Total
As at January 1, 2021 $
734
$
522
$
1,256
Change in estimates during the current period
3,777
44
3,821
As of December 31, 2022
4,511
566
5,077
Change in estimates during the current period
(4,244)
28
(4,216)
As of December 31, 2023 $
267
$
594
$
861
9. Inventories

December 31,
(US$ thousands) 2023 2022
Raw coal $
55,998
$
50,604
Saleable coal
81,314
45,913
Total

coal inventories
137,312
96,517
Supplies inventory
54,967
61,501
Total

inventories
$
192,279
$
158,018
Coal inventories measured at its net realizable value were

$
2.4

million and $
5.0

million at December 31, 2023
and 2022, respectively,

and primarily relates to coal designated for deliveries under the Stanwell below market
coal supply agreement. See further discussion in Note

17 “Contract Obligations”.
10.

Other Assets

December 31,
(US$ thousands) 2023 2022
Other current assets:

Prepayments
$
34,175
$
26,831

Long service leave receivable
8,438
7,884

Tax

credits receivable
3,265
4,183

Deposits to acquire mining equipment
18,935
—

Short term deposits
21,906
—

Other
16,890
21,290
Total

other current assets
$
103,609
$
60,188
Other non-current assets:

Favorable mineral leases
$
3,310
$
3,448

Deferred debt issue costs
2,672
2,463

Long service leave receivable
1,485
585

Tax

credits receivable
4,004
7,269

Deposits to acquire long lead mining equipment
8,185
18,126

Other
—
1,694
Total

other non-current assets
$
19,656
$
33,585
The Company

has other assets

which includes prepayments,

favorable mineral leases,

deferred debt issue

costs,
long service leave receivable

,

equipment deposits, short

term deposits and coalfield

employment enhancement
tax credit receivable.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

134
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

The Company

recognized tax

credits receivable

relating to

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
Deposits to acquire long lead mining equipment are advance

payments made for future mining equipment.

Short term deposits

are term deposits

held with financial

institutions with

maturity greater

than ninety

days and
less than twelve months and that do not meet the cash

and cash equivalents criteria.
The favorable mineral leases were recognized on acquisition of certain U.S. assets that are amortized based on
the

coal

tonnage

removed

from

the

lease

property

relative

to

the

total

estimated

acquired

reserves

on

that
property.

The deferred debt issue costs as of December 31, 2023 and

December 31, 2022, are unamortized costs relating
to the

establishment of

the senior

secured asset-based

revolving credit facilities

(refer to

Note 16

“Interest Bearing
Liabilities” for

further description

of these

facilities). The

deferred issue

costs are

amortized over

the life

of the
facility on a straight-line basis

and included in “Interest expense, net”

in the Company’s Consolidated Statements
of Operations and Comprehensive Income
.
11.

Property, Plant and

Equipment
The following

table indicates

the carrying

amount of

each of

the major

classes of

the Company’s

consolidated
depreciable assets:

December 31,

(US$ thousands) 2023 2022
Land $
28,282
$
27,711
Buildings and improvements
102,642
91,336
Plant, machinery, mining

equipment and transportation vehicles
1,189,088
1,012,844
Mineral rights and reserves
389,868
373,309
Office and computer equipment
9,771
9,488
Mine development
579,717
565,106
Asset retirement obligation asset
88,384
87,877
Construction in progress
143,041
82,713
Total

cost of property,

plant and equipment
2,530,793
2,250,384
Less accumulated depreciation, depletion and amortization
1,024,356
860,836
Property, plant and

equipment, net
$
1,506,437
$
1,389,548
The amount of depreciation and amortization expense

for property, plant

and equipment for the years ended
December 31, 2023, 2022 and 2021 was $
152.4

million, $
155.8

million and $
166.2

million, respectively.
12.

Goodwill and Other Intangible Assets
(a)

Goodwill
In connection with the

Buchanan acquisition on

March 31, 2016, the Company

recorded goodwill in the

amount
of $
28.0

million. The

Company performed

a qualitative

assessment to

determine if

impairment was

required at
December 31, 2023 and 2022. Based upon the Company’s qualitative assessment,

it is more likely than not that
the fair value

of the reporting

unit is greater

than its carrying amount

at December 31, 2023 and

2022. As a

result,
no

impairment was required, and

the balance of

goodwill at both

December 31, 2023 and 2022
was $
28.0

million.
The Company has not noted any indicators of impairment since the acquisition date.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

135
(b)

Acquired Intangible Assets

December 31, 2023
(US$ thousands)
Weighted
average
amortization
period (years)
Gross
carrying
amount
Accumulated
amortization
Net carrying
amount
Intangible assets:
Amortizing intangible assets:
Mining permits - Logan
15
$
1,642
$
1,068
$
574
Mining permits - Buchanan
28
3,501
967
2,534
Total

intangible assets
$
5,143
$
2,035
$
3,108
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

2023,

2022

and

2021,

were
$
0.2

million,

$
0.2

million

and

$
0.2

million,

respectively.

Estimated
amortization expense for each of the next five years is

$
0.2

million.
13.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

December 31,
(US$ thousands) 2023 2022
Wages and employee benefits $
42,348
$
38,687
Taxes

other than income taxes
6,728
5,988
Accrued royalties
45,770
117,131
Accrued freight costs
47,549
44,496
Accrued mining fees
89,622
103,492
Acquisition related accruals
53,700
11,669
Other liabilities
26,988
22,228

Total

accrued expenses and other current liabilities
$
312,705
$
343,691
Acquisition

related

accruals

is

an

accrual

for

the

remaining

estimated

stamp

duty

payable

on

the

Curragh
acquisition of $
53.7

million (A$
79.0

million). Refer to Note 26 “Contingencies” for further

details.
14. Leases
During the year ended December 31,

2023, the Company entered into a

number of agreements to lease

mining
equipment.

Based

on

the

Company’s

assessment

of

terms

within

these

agreements,

the

Company

classified
these leases as

operating leases. On

mobilization of th

ese leased mining

equipment, the Company

recognized
right-of-use assets and operating lease liabilities of $
72.5

million.

Information related to Company’s right-of use assets

and related lease liabilities are as follows:

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

136

Year ended December 31,
(US$ thousands) 2023 2022
Operating lease costs $
17,013
$
8,088
Cash paid for operating lease liabilities
14,597
8,244
Finance lease costs:
Amortization of right of use assets
133
304
Interest on lease liabilities
11
20
Total

finance lease costs
$
144
$
324

December 31,
(US$ thousands) 2023 2022
Operating leases:
Right of use asset – operating leases, net $
80,899
$
17,385
Finance leases:
Property and equipment
371
371
Accumulated depreciation
(309)
(186)
Property and equipment, net
62
185
Current operating lease obligations
22,811
7,593
Non-current operating lease obligations
61,692
15,505
Total

Operating lease liabilities
84,503
23,098
Current finance lease obligations
68
127
Non-current finance lease obligations
—
68
Total

Finance lease liabilities
68
195
Current lease obligations
22,879
7,720
Non-current lease obligations
61,692
15,573
Total

lease obligations
$
84,571
$
23,293

December 31,
2023 2022
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
0.5
1.5
Weighted average remaining lease term – operating

leases
3.7
4.1
Weighted Average Discount

Rate
Weighted discount rate – finance lease
7.6%
7.6%
Weighted discount rate – operating lease
9.0%
8.9%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

137
The Company’s leases have remaining lease terms of
1 year

to
5 years
, some of which include

options to extend
the terms

where the

Company deems

it is

reasonably certain

the options

will be

exercised. Maturities

of lease
liabilities as at December 31, 2023, are as follows:

(US$ thousands)
Operating
Lease
Finance
Lease
Year ending

December 31,
2024 $
29,148
$
70
2025
28,361
—
2026
20,628
—
2027
12,235
—
Thereafter
8,787
—
Total

lease payments
99,159
70
Less imputed interest
(14,656)
(2)
Total

lease liability
$
84,503
$
68
15.

Asset Retirement Obligations
Reclamation of

areas disturbed

by mining

operations

must be

performed

by the

Company in

accordance

with
approved

reclamation

plans

and

in

compliance

with

state

and

federal

laws

in

the

states

of

West

Virginia

and
Virginia

in

the

United

States

and

Queensland

in

Australia.

For

areas

disturbed,

reclamation

is

performed
progressively,

however,

a

significant

amount

of

the

reclamation

will

take

place

in

the

future

when

operations
cease. There were
no

assets that were

legally restricted for

purposes of settling asset

retirement obligations as
of December 31,

2023 and 2022.

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
Changes in

the asset

retirement obligations

for the

years ended

December 31,

2023 and

December 31,

2022
were as follows:

(US$ thousands)
December 31,
2023
December 31,
2022
Total

asset retirement obligations at beginning of the year
$
138,490
$
120,277
ARO liability additions - new disturbances
9,923
1,835
Accretion
11,252
9,066
Reclamation performed in the year
(5,334)
(3,270)
Reclass of asset held for sale
(1)
11,115
—
Gain on settlement of ARO
—
(53)
Change in estimate recorded to operations
(3,151)
(2)
Change in estimate recorded to assets
682
15,381
Foreign currency translation adjustment
952
(4,744)
Total

Asset retirement obligations at end of the year
163,929
138,490
Total

Asset retirement obligations at December 31
(15,321)
(10,646)
Asset retirement obligation, excluding current portion $
148,608
$
127,844
(1)

Refer to Note 4 “Assets Held for Sale”

for further information.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

138
16. Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at December 31, 2023:

(US$ thousands)
December 31,
2023
December 31,
2022
Weighted Average
Interest Rate at
December 31, 2023
Final
Maturity
10.75
% Senior Secured Notes $
242,326
$
242,326
12.14
% (2)
2026
New ABL Facility
—
—
2026
Discount and debt issuance costs (1)
(6,983)
(9,373)
Total

interest bearing liabilities
$
235,343
$
232,953
(1)
Relates to discount

and debt

issuance costs

on the establishment

of the Notes.

Deferred debt

issuance costs

incurred on

the establishment
of the New ABL Facility has been included

within "Other non-current assets" on the Consolidated

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

inventory,

intercompany indebtedness, certain

general intangibles and commercial
tort claims, commodities accounts, deposit accounts, securities accounts and other related assets and proceeds and products of each of the foregoing, or, collectively, the New ABL Collateral), or the Notes Collateral, and (ii) a
second-priority lien on the New ABL Collateral,

which is junior to a first-priority lien, for

the benefit of the lenders
under

the

Company’s

senior

secured

asset-based

revolving

credit

agreement

in

an

initial

aggregate

principal
amount of $
150.0

million, or the New ABL Facility.
The terms

of the

Notes are

governed

by the

Indenture.

The Indenture

contains

customary covenants

for high
yield bonds, including,

but not limited

to, limitations on

investments, liens, indebtedness,

asset sales, transactions
with affiliates and

restricted payments, including

payment of dividends

on capital

stock. As of

December 31, 2023,
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
2024
104.03%
2025 and thereafter
100.00%
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

2023

139
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
3.4

million. The Company has
elected an accounting

policy to present debt

issuance costs incurred

before the debt liability

is recognized (e.g.
before the debt

proceeds are received)

as an asset

which will be

amortized ratably

over the term

of the facility.
The costs

will not

be subsequently

reclassified as

a direct

deduction of

the liability.

The carrying

value of

debt
issuance costs, recorded

as “Other non-current

assets” in the

Consolidated Balance

Sheet was

$
2.7

million as
at December 31, 2023.
As

at

December

31,

2023,

the

letter

of

credit

sublimit

had

been

partially

used

to

issue

$
21.9

million

of

bank
guarantees on

behalf of

the Company

and
no

amounts were

drawn under

the revolving

credit sublimit

of New
ABL Facility. As at December 31, 2023, the Company was in compliance with all applicable covenants under the
New ABL Facility.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

140
Predecessor ABL Facility

On

August

3,

2023,

the

New

ABL

Facility

replaced

the

predecessor

ABL

Facility.

As

a

result

of

the

early
termination of the predecessor ABL Facility, the Company recorded a loss on debt extinguishment of $
1.4

million
in the

Consolidated Statement of

Operations and Comprehensive

Income for the

year ended December

31, 2023.
17. Contract Obligations
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

below

market

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

years

ended December

31, 2023,

2022 and

2021 were

$
32.8
million,

$
36.2

million

and

$
33.7

million,

respectively,

and

recorded

as

“Other

revenues”

in

the

Consolidated
Statements of Operations and Comprehensive Income.
The following is a summary of the contract obligations

as of December 31, 2023:

(US$ thousands) Short-term Long-term Total
Coal leases contract liability $
843
$
19,476
$
20,319
Stanwell below market coal supply agreement
39,879
41,716
81,595
$
40,722
$
61,192
$
101,914
The following is a summary of the contract obligations

as of December 31, 2022:

(US$ thousands) Short-term Long-term Total
Coal leases contract liability $
843
$
19,720
$
20,563
Stanwell below market coal supply agreement
39,500
74,805
114,305
$
40,343
$
94,525
$
134,868
18.

Deferred Consideration Liability
On August 14, 2018, the

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
13
% representing

fair

value

of

the

arrangement

at

the

date

of

acquisition.

The

deferred

consideration

liability
reflects passage of

time changes by

way of an annual

accretion at the

contractual pre-tax discount

rate of
13
%
and will

be settled

as a

discount to

the price

of thermal

coal supplied

to Stanwell

over the

term of

a new

coal
supply agreement

which is

expected to

commence

in 2027.

The accretion

of deferred

consideration

liability is
recognized

within

“Interest

expense,

net”

in

the

Consolidated

Statements

of

Operations

and

Comprehensive
Income. The Right-to-mine-asset are amortized over the

coal reserves mined from the SRA.

December 31,
(US$ thousands) 2023 2022
Stanwell Reserved Area deferred consideration $
277,442
$
243,191
$
277,442
$
243,191
19.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

141
The Company obtained workers

compensation insurance for work

related injuries, including black

lung, through
a third-party

commercial

insurance company.

The insurance

policy covers

claims

that exceed

$
0.5

million

per
occurrence for all years, or aggregate claims in excess of $
29.1
million, $
22.7

million and $
22.0

million for policy
years ending May 2024,

May 2023 and May

2022. Per the contractual

agreements, the Company

was required
to provide a collateral

security of $
63.4

million for policy

years 2017 through 2024,

ending May 31, 2024,

which
is accomplished through providing a combination of letters of credit and cash collateral in an escrow account. As of December 31,

2023, the Company

has provided $
16.8

million of letters

of credit, $
28.4

million of cash

collateral
and surety bonds of $
15.2

million totaling $
60.4

million. The remaining collateral

was provided in January 2024,
as required.
For the

years ended

December 31, 2023,

2022 and

2021, the

audited Consolidated

Statements of

Operations
and

Comprehensive

Income

included

Company

incurred

claims,

premium

expenses

and

administrative

fees
related to

worker’s

compensation

benefits

of

$
16.3

million,

$
12.2

million

and

$
12.2

million,

respectively.

As of
December 31, 2023 and 2022, the estimated workers’ compensation liability was $
37.6

million and $
30.1

million,
respectively, representing claims incurred but not paid based on the estimate of the

outstanding claims under the
coverage

limits

and

the

actuarially

determined

retained

liability

under

the

aggregate

claim

amount.

As

of
December

31,

2023

and

2022,

$
32.6

million

and

$
27.1

million,

respectively,

are

recorded

within

“Other

non-
current liabilities” in the Consolidated Balance Sheets.

The current portion of the Company’s estimated

workers’
compensation liabilities are

recorded within “Accrued

expenses and other

current liabilities” in the

Consolidated
Balance Sheets.
20.

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

31, 2023,
2022 and 2021 amounted to $
5.5

million, $
3.9

million and $
3.3

million, respectively.
In the United States, the Company is self-insured for

employee health care claims up to the lesser of $
0.2

million
per

covered

person

or

an

aggregate

amount

depending

on

the

various

coverages

provided

to

employees
throughout the plan year

for all employees. The

Company has purchased coverage from

a commercial insurance
carrier to provide for any claims

in excess of these amounts. At

December 31, 2023 and 2022, the Company had
provided

accruals

of

$
2.3

million

and

$
1.9

million,

respectively,

for

claims

incurred

but

not

paid

based

on
management’s estimate

of the Company’s

self-insured liability.

For the years

ended December

31, 2023, 2022
and 2021, the Company incurred claims,

premium expenses and administrative fees

related to this plan totaling
$
35.0

million, $
29.8

million and $
25.8

million, respectively.
21.

Stock-Based Compensation
Total

stock-based

compensation

expense

was

$
2.9

million,

$
2.7

million

and

$
0.5

million

for

the

years

ended
December 31,

2023,

2022

and

2021,

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

2023,

the

Company

had

$
5.4

million

of

total

unrecognized

compensation

cost

related

to
nonvested stock-based

compensation awards

granted under

the plans.

This cost

is expected to

be recognized
over
2.25

years,

with

a

weighted-average

period

of
1.76

years,

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

2023

142
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
The following awards were outstanding under the 2018

as of December 31, 2023:

Grant year Vesting date Performance period PSUs RSUs
2023 31/03/2026 01/01/2023 - 31/12/2025
4,823,269
—

2023 01/01/2024
not applicable
—

43,650
2023 01/07/2024
not applicable
—

88,760
2022 01/01/2024
not applicable
—

359,291
2022 01/07/2024 not applicable
—

243,192
2022 31/03/2026
01/01/2022 - 31/12/2024
6,899,512
—

2021 31/03/2025
01/01/2021 - 31/12/2023
4,901,843
—

2020 31/03/2024 01/01/2020 - 31/12/2022
1,367,829
—

The Options

and PSUs granted

that will

vest are

subject to the

achievement of goals

over the

performance period.
These goals are relative total shareholder return, or TSR, and scorecard performance metrics, or the Scorecard.
TSR is determined based on the Company’s percentile ranking of TSR over the performance period relative to a predefined peer group of similar companies.
Performance metrics applicable to the Options and

PSUs granted as summarized below:

Grant year
Relative TSR Scorecard
TSR Safety TSR Cashflow
2023
33.3%
33.3%
-
33.3%
2022, 2021 and 2020
33.3%
22.2%
22.2%
22.2%
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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

143

Stock Option Plan Activity 2023 2022 2021
Opening at the beginning of the year
181,687
1,015,006
1,083,101
Forfeited
—
(833,319)
(68,095)
Vested
(181,687)
—
—
Outstanding at the end of the year
—
181,687
1,015,006
Exercisable at the end of the year
181,687
—
—
2023 2022 2021
Weighted-average remaining contractual term (in
years) —
0.25
1.25
The weighted

average

grant

date

fair

value

of all

Option

Awards

granted

was

$
0.27
.

On August

5,

2019, the
Board of Directors declared and approved return of

capital of $
0.298

(A$
0.440
) per CDI. In accordance with ASX
listing rule clause 7.22.3 the exercise price of option

awards granted under 2018 plan were reduced by the same
amount as the return of capital to $
2.44

(A$
3.56
).
181,687

stock option awards vested during the year remained
exercisable as at December 31, 2023.
Performance Stock Unit Awards
Activity of the Company’s

PSUs that are ultimately

payable in the Company’s

CDIs or the equivalent

number of
shares of common stock granted under the 2018 Plan

is summarized below:

Performance Stock Units Plan Activity 2023 2022 2021
Nonvested at the beginning of the year
14,858,921
8,501,869
4,002,783
Granted
4,872,122
7,471,100
5,998,212
Forfeited
(1,451,677)
(1,114,048)
(1,499,126)
Vested and settled
(286,913)
—
—
Nonvested and outstanding at the end of the year
17,992,453
14,858,921
8,501,869
2023 2022 2021
Weighted-average grant date fair value (per CDI) $
0.58
$
0.53
$
0.43
Weighted-average remaining term (in years)
1.82
2.54
2.79
The weighted average grant date fair value of all PSU

Awards granted in 2023 was $
0.74

(A$
1.11
).
The assumptions used to determine the PSUs fair value

on each grant date were as follow:

2023 Grant 2022 Grant 2021 Grant 2020 Grant
Time to maturity (in years) (i)
2.98
3.99
3.85
3.49
Dividend yield (ii)
7.8%
16.3%
3.0%
1.6%
Expected volatility (iii)
60.0%
60.0%
60.0%
60.0%
Risk-free interest rate (iv)
2.98%
2.66%
0.35%
0.18%
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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

144
Restricted Stock Units
RSUs issued to certain employees are only subject

to service conditions and vest at various intervals

during the
service period.

The fair

value of

the award

was determined

using the

market price

of the

Company’s Common
Stock at the date of grant and compensation expense

is recorded over the requisite service period.

Activity of the Company’s

RSUs that are ultimately

payable in the Company’s

CDIs or the equivalent

number of
shares of common stock granted under the 2018 Plan

is summarized below:

Restricted Stock Units Plan Activity 2023 2022
Nonvested at the beginning of the year
1,144,034
—
Granted
144,506
1,144,034
Forfeited
(46,593)
—
Vested and settled
(507,054)
—
Nonvested and outstanding at end of the year
734,893
1,144,034
2023 2022
Weighted-average grant date fair value (per CDI) $
1.26
$
1.22
Weighted-average remaining term (in years)
0.23
0.70
Change in Control
Under the

Company’s

2018

Equity

Incentive

Plan,

the

change

of control

provisions

may

also

be

triggered

on
completion

of

the

SGI

Transaction,

however

the

Compensation

and

Nominating

Committee

of

the

Board

of
Directors, at its

sole discretion, will determine

how the outstanding awards

under the plan

will be dealt

with, which
may include acceleration of vesting condition and related compensation costs.
22.

Income Taxes
Income from continuing operations before income

taxes for the years presented

below consisted of the following:

December 31,
(US$ thousands) 2023 2022 2021
U.S. $
334,373
$
609,617
$
226,463
Non-U.S.
(210,559)
393,660
16,062
Total $
123,814
$
1,003,277
$
242,525
Total
income tax expense (benefit) for the periods presented

below consisted of the following:

December 31,
(US$ thousands) 2023 2022 2021
Current:
U.S. federal $
(6,303)
$
90,933
$
30,075
Non-U.S.
(2,715)
75,270
(4,443)
State
(1,895)
25,347
3,480
Total

current
(10,913)
191,550
29,112
Deferred:
U.S. federal
28,943
406
13,486
Non-U.S.
(45,976)
35,425
6,658
State
(4,305)
4,193
3,846
Total

deferred
(21,338)
40,024
23,990
Total

income tax (benefit) expense
$
(32,251)
$
231,574
$
53,102

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

145
The following is a reconciliation of the expected statutory federal income tax expense (benefit) to the Company’s income tax (benefit) expense for the periods presented below:

December 31,
(US$ thousands) 2023 2022 2021
Current:
Expected income tax expense at U.S. federal statutory rate $
26,001
$
210,690
$
50,931
Percentage depletion
(17,871)
(41,047)
—
FDII deduction
(7,796)
—
—
Permanent differences
2,176
(2,262)
296
Prior period tax return adjustments and amendments
(46,060)
596
(4,259)
Uncertain tax positions
21,243
—
—
Australian branch impact on U.S. taxes
(14,552)
42,049
(1,699)
State income taxes, net of federal benefit
4,608
21,548
7,833
Total

income tax (benefit) expense
$
(32,251)
$
231,574
$
53,102
Effective tax rate (
26.0
%)
23.1%
21.9%
The

prior

period

tax

return

adjustment

relates

predominantly

to

a

Foreign

Derived

Intangible

Income

(“FDII”)
deduction

in

the

U.S.

which

the

Company

has

chosen

to

deduct

after

undertaking

a

study

to

confirm

the
Company’s eligibility.

Deferred income taxes

reflect the net

tax effects of

temporary differences between the

carrying amounts of

assets
and liabilities

for financial

reporting purposes

and the

amount used

for income

tax purposes

using the

enacted
tax rates and laws currently

in effect. Significant components

of the Company’s deferred

income tax assets and
liabilities as of December 31, 2023 and 2022 were as follows:

December 31,
(US$ thousands) 2023 2022
Deferred income tax assets:
Accruals and provisions $
44,373
$
36,409
Contract obligations
108,672
119,505
Lease obligations
35,312
—
Asset retirement obligation
55,322
49,078
Goodwill
6,653
6,590
Tax

losses
59,964
6,886
Interest limitation carried forward
1,766
14,408
Other
19,574
31,747
Gross deferred income tax assets
331,636
264,623
Valuation allowance (1)
(33,894)
(34,667)
Total

deferred income tax assets, net of valuation allowance
297,742
229,956
Deferred income tax liabilities:
Property, plant, equipment

and mine development, principally due to
differences in depreciation, depletion and asset

impairments
(297,915)
(300,968)
Warehouse stock
(12,824)
(13,980)
Right of use asset
(34,021)
—
U.S. liability on foreign deferred taxes
(19,075)
—
Other
(6,822)
(10,679)
Total

deferred income tax liabilities
(370,657)
(325,627)
Net deferred income tax liability $
(72,915)
$
(95,671)
(1)

As of

December 31,

2023, the

Company recorded

a valuation

allowance against

a deferred

tax asset

of an
equal amount which relates

predominantly to tax losses

and land and goodwill.

A company,

which is not part

of
the Australian tax consolidated group,

had tax losses carried forward

of $
10.9

million (tax effected) for

which an
equal valuation allowance has been recognized. Due to the capital character of land and goodwill and the lack of

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

146
expected capital gains, the Group is not expected to realize the benefit of this deferred tax asset.
The Australian tax consolidated group has tax

losses of $
48.7

million carried forward at December 31, 2023.

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

Build Back Better legislation that would

impose a 15% minimum
tax on “adjusted

financial statement income” of

applicable corporations over the

“corporate AMT foreign tax

credit
for the taxable

year.”

Under the bill,

an applicable corporation’s

minimum tax would

be equal to

the amount by
which

the

tentative

minimum

tax

exceeds

the

sum

of

the

corporation’s

regular

tax

for

the

year

and

the
corporation’s base erosion and anti-abuse tax liability under section 59A. This provision was effective for taxable years beginning after December 31, 2022 and did not

have any impact to the Company.

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
tax expense.
During the

year ended

December 31,

2023, the

Company identified

unrecognized tax

benefits of

$
20.8

million
that, if recognized,

would affect the

effective tax rate.

The Company did
no
t identify or

record any uncertain

tax
positions during the years ended December 31, 2022 and 2021.

December 31,
(US$) 2023
At beginning of the year $
—
Additions based on tax positions related to current year
6,388,281
Additions for tax positions of prior years
14,395,565
At end of the year
20,783,846
The Company

recorded
no

amounts related

to interest

and penalties

on uncertain

tax positions

for 2023, 2022
and 2021 as these were not material.

The Company is subject to taxation in

the United States and Australia. As of December 31, 2023,

tax years 2018
to 2022 are open to review

from taxation authorities in the United States. In

Australia, tax years 2019 to 2022 are
open to review and the Australian Taxation

Office is presently conducting a review

of these years.
23.

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

2023

147
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

31, 2023

and 2022,

there were
no

financial instruments

required to

be measured

at fair

value
on a recurring basis.

Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
December 31, 2023 and 2022:
•

Cash

and

cash

equivalents,

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
cost. As of December 31,

2023, there were
no

amounts drawn under the

revolving credit sublimit of

the
New ABL

Facility. The estimated fair

value of

the Notes as

of December

31, 2023

is approximately $
251.4
million based upon quoted market prices in a market that

is not considered active (Level 2).
24.

Accumulated Other Comprehensive Losses
The Company’s Accumulated

Other Comprehensive Losses

consists of foreign currency

translation adjustment
from subsidiaries not using the U.S. dollar as their functional currency.

(US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2021 $
(44,228)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income before reclassifications
(19,610)
Loss on long-term intra-entity foreign currency transactions
(27,585)
Total

net current-period other comprehensive loss
(47,195)
Balance at December 31, 2022
(91,423)
Net current-period other comprehensive income (loss):
Gain in other comprehensive income before reclassifications
(2,367)
Gain on long-term intra-entity foreign currency transactions
3,863
Total

net current-period other comprehensive losses
1,496
Balance at December 31, 2023 $
(89,927)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

148
25. Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties under these leases

are as follows:

(US$ thousands) Amount
Year ending

December 31,
2024 $
5,795
2025
5,423
2026
5,280
2027
5,241
2028
5,174
Thereafter
26,162
Total $
53,075
Mineral leases are not in scope of ASC 842 and continue to

be accounted for under the guidance in ASC 932,
Extractive Activities – Mining.
(b)
Other commitments
As of

December

31,

2023,

purchase

commitments

for

capital

expenditures

were

$
20.9

million,

all

of

which

is
obligated within the next 12 months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
12 years
.

In the U.S., the Company typically

negotiates its rail and coal terminal

on an annual basis.

As of December 31,
2023, these Australian

and U.S. commitments

under take-or-pay

arrangements totaled

$
788.4

million, of which
approximately $
94.7

million is obligated

within the next

year,

$
187.3

million within

1-3 years, $
189.3

million 3-5
years and $
317.1

million thereafter.
26. Contingencies
Surety bond, letters of credit and bank guarantees
In the

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
For

the

U.S.

Operations

in

order

to

provide

the

required

financial

assurance

for

post

mining

reclamation,

the
Company generally uses

surety bonds. The

Company uses surety

bonds and bank

letters of credit

to collateralize
certain

other

obligations

including

contractual

obligations

under

workers’

compensation

insurances.

As

of
December 31,

2023, the

Company had

outstanding surety

bonds of

$
44.0

million and

letters of

credit of

$
16.8
million issued from available bank guarantees under the

New ABL Facility.

For the Australian

Operations as at

December 31, 2023, the

Company had bank

guarantees outstanding of $
24.4
million,

including

$
5.1

million

issued

from

the

New

ABL

Facility,

primarily

in

respect

of

certain

rail

and

port
arrangements of the Company.

As at December 31, 2023, the Company, in aggregate, had total outstanding bank guarantees provided of $
41.2
million to secure obligations and commitments, including $
21.9

million issued from the New ABL Facility.

Future regulatory changes relating to the above obligations could result in increased obligations, additional costs
or additional collateral requirements.
Restricted deposits – cash collateral
As required

by certain

agreements,

the Company

had cash

collateral

in the

form of

deposits in

the amount

of
$
68.7

million and $
89.1

million as of December 31,

2023 and 2022, respectively, to provide back-to-back support for bank guarantees, financial

payments, other performance obligations, various

other operating agreements and

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

149
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

2023,
no

such letter

of credit

was outstanding

after the

expiration or

termination
date and
no

cash collateral was required.
Stamp duty on Curragh acquisition
On September 27, 2022, the Company received from

the Queensland Revenue Office, or QRO,

an assessment
of the stamp duty

payable on its

acquisition of the Curragh

mine in March

2018. The QRO assessed

the stamp
duty on this acquisition at an amount of $
56.2

million (A$
82.2

million) plus unpaid tax interest. On November 23,
2022, the Company filed an objection to the assessment

.

On January 9, 2024, the Company’s objection

to the assessed stamp duty was disallowed by the

QRO.
The Company,

based on legal

and valuation advice

obtained, continues to

maintain its position and

the estimated
stamp duty payable of $
29.4

million (A$
43.0

million) on the Curragh

acquisition. In October 2022,

the Company
made a partial payment prior to filing the filing of the objection of stamp duty, reducing the Company’s estimated
accrual to $
11.8

million (A$
17.3

million).
As per the Taxation

Administration Act (Queensland)

2001, the Company

can only appeal

or apply for a

review
of QRO’s

decision if

it has

paid the

total assessed

stamp duty

of $
56.2

million (A$
82.2

million) plus

unpaid tax
interest of $
14.5

million (A$
21.2

million). Such appeal must be lodged by March 11,

2024.

The Company

disputes the

additional amount

assessed of

stamp duty

and unpaid

tax interest

and is

currently
considering its options to either appeal the decision to the Supreme Court of

Queensland or apply for a review of
QRO’s decision by the Queensland Civil and Administrative

Tribunal.

Given that

the Company

is unable

to avoid

the payment,

and the

recovery of

such amount

through litigation

is
uncertain,

the

additional

accrual

of

$
41.3

million

has

been

recognized

within

“Accrued

Expenses

and

Other
Current Liabilities”

in the

Consolidated Balance

Sheet as

at December

31, 2023,

and a

corresponding amount
recognized

under

“Selling,

general

and

administrative”

expense

in

the

Company’s

Consolidated

Statement

of
Operations and

Comprehensive Income.

The total

accrual of

$
53.7

million (A$
79.0

million) as

at 31

December
2023

is

based

on

the

Company’s

estimate

of

the

outstanding

stamp

duty

payable,

the

additional

accrual
recognized, less partial payments to date of $
17.6

million (A$
25.7

million).

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
27. Related
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
Consolidated Statement of Operations and Comprehensive Income.

The Energy & Mineral Group
On

May

12,

2021,

affiliates

of

The

Energy

&

Minerals

Group,

or

EMG,

which

is

the

Company’s

controlling
stockholder

through

its

ownership

of

Coronado

Group

LLC,

participated

in

the

Notes Offering

and

purchased
$
65.0

million aggregate principal amount of Notes at the closing of the Notes Offering. Following the redemption
of Notes to date, the principal amount of Notes held by EMG reduced to

$
52.0

million as at December 31, 2023.
At December

31, 2023

and 2022,

interest payable

to affiliates

of EMG

on the

Notes was

$
0.7

million and

$
0.7

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

150
million, respectively, and was recorded within

“Accrued expenses and other

current liabilities” in

the Consolidated
Balance

Sheets.

Interest

expense

to

affiliates

of

EMG

was

$
5.6

million

and

$
7.1

million

for

the

years

ended
December

31,

2023

and

2022,

respectively,

and

recorded

in

“Interest

expense,

net”

in

the

Consolidated
Statement of Operations and Comprehensive Income.
SGI Transaction

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

Annual

Report

on

Form

10-K.

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

of this Annual

Report on Form

10-K, Coronado
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

ABL Facility may occur. Refer to Note 16. “Interest Bearing
Liabilities” for further information.
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

31, 2023

and 2022,
2,900
management incentive units were outstanding.
The incentive units are comprised of three

tiers, which entitle the holders to receive

distributions from Coronado
Group LLC subordinate

to the

distributions to

be received

by Members.

As of

December 31, 2023

and 2022,

a
portion of the authorized

units have been allocated

to various members of the

Company’s management including
Mr. Garold Spindler,

our former CEO and current Executive Chair, who is also member of Coronado Group LLC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2023

151
Stockholder’s Agreement and Registration Rights

and Sell-Down Agreement
As

of

December

31,

2023,

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
28. Material Transactions
Curragh Housing Transaction
On May 8, 2023, the Company entered into an

agreement, the Curragh Housing Agreement, for accommodation
services

and

to

sell

and

leaseback

housing

and

accommodation

assets

included

in

property,

plant

and
equipment.

The

transaction

did

not

satisfy

the

sale

criteria

under

ASC

606

–
Revenues

from

Contracts

with
Customers

and

was

deemed

a

financing

arrangement.

As

a

result,

the

Company

continues

to

recognize

the
underlying property,

plant and equipment on its Consolidated

Balance Sheet. Upon completion, the proceeds

of
$
23.7

million (A$
34.6

million) received from the transaction will

be recorded as “Other Financial Liabilities”

on the
Company’s Consolidated

Balance Sheet.

The term

of the

financing arrangement

is
ten years

with an

effective
interest rate of
12.8
%.

In connection

with this

transaction, the Company

will borrow an

additional amount of

$
27.6

million (A$
40.4

million)
which will

be recorded

in “Interest

Bearing Liabilities”

on completion

date. The

term of

the arrangement

is
ten
years

with an effective interest rate of
12.8
%.
The Curragh Housing Agreement is subject to conditions

precedent not satisfied as at December 31, 2023.

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

2023

152
29.

Subsequent Events
Ordinary dividends
On

February

19,

2024,

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
March 12, 2024
, Australia time, and

be payable on
April 4, 2024
, Australia
time. CDIs

will be

quoted

“ex”

dividend on

March

11,

2024, Australia

time. The

total ordinary

dividend will

be
funded from available cash.

Coronado Global Resources Inc. Form 10-K December 31,

2023

153
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To
the Shareholders and the Board of Directors of Coronado

Global Resources Inc.
Opinion on the Financial Statements
We

have

audited

the

accompanying

consolidated

balance

sheets

of

Coronado

Global

Resources

Inc.

(the
Company)

as

of

December

31,

2023

and

2022,

the

related

consolidated

statements

of

operations

and
comprehensive

income,

stockholders’

equity

and

cash

flows

for

each

of

the

three

years

in

the

period

ended
December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial

statements present fairly,

in all material respects, the

financial position of
the Company at December 31, 2023 and

2022, and the results of its

operations and its cash flows for

each of the
three

years

in

the

period

ended

December

31,

2023,

in

conformity

with

U.S.

generally

accepted

accounting
principles.
We

also

have

audited,

in

accordance

with

the

standards

of the

Public

Company

Accounting

Oversight

Board
(United States)

(PCAOB), the

Company's internal control

over financial

reporting as

of December

31, 2023,

based
on

criteria

established

in

Internal

Control-Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the

Treadway Commission (2013 framework)

and our

report dated

February 20,

2024 expressed
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

2023

154
Stamp Duty assessment on the acquisition of the

Curragh mine
Description

of

the
matter
As

described

in

Note

26
Contingencies

to

the

consolidated

financial

statements,

on
September 27, 2022, the Company received

an assessment from the Queensland Revenue
Office (“QRO”) for

the stamp

duty payable on

the Company’s acquisition

of the

Curragh mine
in March 2018. The

QRO assessed the stamp duty

on this acquisition at

an amount of $56.2
million plus unpaid tax interest, which the Company disputes.
On November 23, 2022, the Company filed

an objection to the stamp duty assessment.

On
January

9,

2024,

the

QRO

disallowed

the

Company’s

objection.

The

Company

is
considering its options to either appeal the decision to the Supreme Court of

Queensland or
apply

for

a

review

of

the

QRO’s

decision

by

the

Queensland

Civil

and

Administrative
Tribunal.
Under the

relevant

legislation,

the

Company

can only

appeal or

apply

for a

review

of the
QRO’s decision, if the full amount of the assessed stamp duty

(including interest) is paid by
March 11, 2024.
While the Company disputes the amount

of assessed stamp duty and interest

assessed by
the QRO,

it has

recorded an

additional accrual

and expense

of $41.3

million reflecting

the
additional payment the Company is required

to make, which may not be recovered

through
litigation.
Auditing the

accrual for

the stamp

duty payable

involved complex

auditor judgment,

given
the

materiality

of

the

assessment

made

by

the

QRO,

the

unique

nature

of

the

property
acquired

and

the

resulting

difficulty

in

assessing

the

Company’s

judgments

around

the
interpretation

and

application

of

the

law

to

this

matter,

including

the

QRO’s

decision

to
disallow the Company’s objection.
How

we
addressed

the
matter in our audit
We

obtained

an

understanding,

evaluated

the

design

and

tested

the

operation

of
management’s controls related to the Company’s process for the recognition, measurement and disclosure of the stamp duty payable,

including the Company’s interpretation of tax law.

Our

audit

procedures

included,

among

others,

understanding

external

legal

counsel
opinions obtained by

management to support

their interpretation and

application of the

law
in this matter. We also

discussed external legal counsel’s opinion

with external legal counsel
directly.
We involved our tax professionals to help us evaluate management’s judgments around the interpretation and application of the law to this matter.

We also evaluated the disclosures made in the consolidated financial statements in relation to this matter.
/s/
Ernst & Young
We have served as the Company’s auditor

since 2020.
Brisbane, Australia

February 20, 2024

Coronado Global Resources Inc. Form 10-K December 31,

2023

155
ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.
None.

Coronado Global Resources Inc. Form 10-K December 31,

2023

156
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

statements.

Because

of

its

inherent

limitations,

internal

control

over

financial

reporting

may

not

prevent

or

detect
misstatements. Also,

projections of

any evaluation

of effectiveness

to future

periods are

subject to

the risk

that
controls may

become inadequate

because of

changes in

conditions, or

that the

degree of

compliance with

the
policies or procedures may deteriorate.

Management

conducted

an

assessment

of

the

Company’s

internal

control

over

financial

reporting

as

of
December 31, 2023, using the framework specified in Internal Control – Integrated Framework (2013) , published by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway

Commission

(COSO).

Based

on

this
assessment, management

concluded that

the Company’s

internal control

over financial

reporting was

effective
as of December 31, 2023.

Our

Independent

Registered

Public

Accounting

Firm,

Ernst

&

Young,

has

audited

our

internal

control

over
financial reporting, as stated in their unqualified opinion

report included herein.

Coronado Global Resources Inc. Form 10-K December 31,

2023

157
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To

the Shareholders and the Board of Directors of Coronado

Global Resources Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Coronado Global Resources

Inc.’s internal control over financial

reporting as of December 31,
2023,

based

on

criteria

established

in

Internal

Control—Integrated

Framework

issued

by

the

Committee

of
Sponsoring Organizations

of the

Treadway

Commission (2013

framework) (the

COSO criteria).

In our

opinion,
Coronado Global

Resources

Inc. (the

Company)

maintained,

in

all material

respects,

effective

internal control
over financial reporting as of December 31, 2023, based on the

COSO criteria.
We

also

have

audited,

in

accordance

with

the

standards

of the

Public

Company

Accounting

Oversight

Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the

related

consolidated

statements

of

operations

and

comprehensive

income,

stockholders’

equity

and

cash
flows for each

of the three

years in the

period ended

December 31, 2023,

and the related

notes and our

report
dated February 20, 2024 expressed an unqualified opinion

thereon.
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
Because

of

its

inherent

limitations,

internal

control

over

financial

reporting

may

not

prevent

or

detect
misstatements. Also,

projections of

any evaluation

of effectiveness

to future

periods are

subject to

the risk

that
controls may

become inadequate

because of

changes in

conditions, or

that the

degree of

compliance with

the
policies or procedures may deteriorate.
/s/ Ernst & Young
Brisbane, Australia
February 20, 2024

Coronado Global Resources Inc. Form 10-K December 31,

2023

158
ITEM 9B.

OTHER INFORMATION
During

the quarter

ended

December

31, 2023,

no

director

or officer

(as

defined

in Rule

16a-1(f)

promulgated
under the Exchange

Act) of the

Company
adopted

or
terminated

a “Rule

10b5-1 trading arrangement”

or “
non -
Rule 10b5-1

trading arrangement” (as each term is defined in Item

408 of Regulation S-K).

ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS

THAT PREVENT

INSPECTIONS
None.

Coronado Global Resources Inc. Form 10-K December 31,

2023

159
PART III
ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND

CORPORATE GOVERNANCE.
The information required to

be furnished by

this Item will be

set forth in

our definitive proxy statement

for the 2024
Annual General

Meeting of

Stockholders, or

the Proxy

Statement, under

the headings

“Executive Officers

and
Corporate

Governance”

and

“Delinquent

Section

16(a)

Reports”,

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

Management”

and

is

incorporated

herein

by
reference and made a part hereof from the Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED

TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required to be furnished by this Item will be set forth in the Proxy Statement under the headings
“Certain

Relationships

and

Related

Transactions”

and

“Executive

Officers

and

Corporate

Governance”

and

is
incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 14. PRINCIPAL

ACCOUNTING FEES AND SERVICES.
The information required

to be furnished

by this Item

will be set forth

in the Proxy Statement

under the heading
“Ratification of Appointment of

Ernst & Young as the Company’s Independent Registered Public

Accounting Firm
for the Fiscal Year

Ending December 31, 2024” and is

incorporated herein by reference and made a

part hereof
from the Proxy Statement.

Coronado Global Resources Inc. Form 10-K December 31,

2023

160
ITEM 15.

EXHIBITS, FINANCIAL STATEMENT

SCHEDULES
(a)

The following documents are filed as part of this

Annual Report:
1.

Financial Statements.

See index to

Financial Statements

and Supplementary

Data on page

114

of this
Annual Report on Form 10-K.

2.

Financial Statements Schedules. Schedules are omitted because they are not required or applicable, or
the required information is included in the Financial Statements or related notes thereto.
3.

Exhibits. The exhibits filed with or incorporated by reference as part of this Annual Report on Form

10-K
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
29, 2019 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31,

2023

161
Exhibit No. Description of Document
10.2†‡
Syndicated Facility Agreement, dated as of May 8, 2023, among Coronado Global
Resources Inc., as guarantor, Coronado Finance Pty Ltd, as Australian borrower,
Coronado Curragh Pty Ltd, as Australian borrower, the subsidiaries of Coronado Global
Resources Inc. named therein, as additional guarantors, and Global Loan Agency
Services Australia Pty Ltd, as administrative agent, Global Loan Agency Services
Australia Nominees Pty Ltd, as collateral agent, the Hongkong and Shanghai Banking
Corporation Limited, Sydney branch, as a lender and DBS Bank Limited, Australian branch, as a lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K
(File No. 000-56044) filed on May 8, 2023 and incorporated herein by reference)
10.3
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
10.4‡
Coronado Global Resources Inc. 2019 Short-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April
29, 2019 and incorporated herein by reference)
10.5‡
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
10.8>‡
Coronado Global Resources Inc. 2018 Non-Executive Director Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April
29, 2019 and incorporated herein by reference)
10.9>
Employment Agreement, dated as of May 25, 2023, between Coronado Global
Resources Inc. and Garold Spindler (filed as Exhibit 10.1 to the Company’s Current
Report on Form 8-K (File No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.10>‡
Employment Agreement dated as of July 7, 2020, by and between Curragh Queensland
Mining Pty Ltd and Gerhard Ziems (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-56044) filed on July 7, 2020 and incorporated herein by reference)
10. 11 >‡
Employment Agreement dated as of August 5, 2021, by and between Coronado Global
Resources Inc. and Jeffrey Bitzer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on August 9, 2021 and incorporated herein by reference)
10.12>
Appointment Agreement, dated as of May 25, 2023, between Coronado Global
Resources Inc. and Douglas G. Thompson (filed as Exhibit 10.3 to the Company’s
Current Report on Form 8-K (File No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.13>‡
Employment Agreement dated as of July 12, 2021, by and between Coronado Global
Resources Inc. and Christopher P. Meyering (filed as Exhibit 10.11 to the Company’s
Annual Report on Form 10-K (File No. 000-56044) filed on February 22, 2022 and incorporated herein by reference)
10.14>‡
Employment Agreement dated as of October 18, 2018, by and between Coronado
Curragh Pty Ltd and Emma Pollard (filed as Exhibit 10.11 to the Company’s Registration
Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31,

2023

162
Exhibit No. Description of Document
10.15>
Appointment Letter Agreement, dated as of May 25, 2023, between Coronado Global
Resources Inc. and William (Bill) Koeck (filed as Exhibit 10.2 to the Company’s Current
Report on Form 8-K (File No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.16>
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
10.18>
Form of Non-Executive Director Restricted Stock Unit Award Agreement (filed as Exhibit
10.14 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
10.19>
Form of Restricted Stock Unit Award Agreement (Retention Grant) (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April
29, 2019 and incorporated herein by reference)
10.20>
Form of Restricted Stock Unit Award Agreement (STIP Deferral Grant) (filed as Exhibit
10.16 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
10.21>
Summary of Non-Executive Director Compensation (filed as Exhibit 10.17 to the
Company’s Annual Report on Form 10-K (File No. 000-56044) filed on February 24,
2020 and incorporated herein by reference)
10.22>
Form of Agreement of Indemnity, Insurance and Access (filed as Exhibit 10.18 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29,
2019 and incorporated herein by reference)
10.23‡
Amended Coal Supply Agreement, dated as of November 6, 2009, by and between
Stanwell Corporation Limited and Wesfarmers Curragh Pty Ltd (now known as Coronado
Curragh Pty Ltd) (filed as Exhibit 10.20 to the Company’s Registration Statement on
Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)
10.24‡
Deed of Amendment to the Amended Coal Supply Agreement, dated as of November
21, 2016, by and between Stanwell Corporation Limited and Wesfarmers Curragh Pty
Ltd (now known as Coronado Curragh Pty Ltd) (filed as Exhibit 10.21 to the Company’s
Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)
10.25‡
Curragh Mine New Coal Supply Deed, dated August 14, 2018, by and between Stanwell
Corporation Limited and Coronado Curragh Pty Ltd (filed as Exhibit 10.22 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14,
2019 and incorporated herein by reference)
10.26
Deed of Amendment, dated September 20, 2018 and effective September 21, 2018, among Coronado Curragh Pty Ltd, Stanwell Corporation Limited and Coronado Group
LLC (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 (File
No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)
10.27
Deed of Amendment, dated March 5, 2019 and effective May 21, 2019, between
Coronado Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June
14, 2019 and incorporated herein by reference)
10.28
Deed of Amendment, dated May 9, 2019 and effective May 21, 2019, between Coronado
Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.25 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14,
2019 and incorporated herein by reference)
10.29†‡
New Coal Supply Agreement, dated as of July 12, 2019, by and between Stanwell
Corporation Limited and Coronado Curragh Pty Ltd. (filed as Exhibit 10.2 to the
Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on November 7,
2019 and incorporated herein by reference)
21.1
List of Subsidiaries
23.1
Consent of Ernst & Young

Coronado Global Resources Inc. Form 10-K December 31,

2023

163
Exhibit No. Description of Document
23.2
Consent of Barry Lay
23.3
Consent of Daniel Miller
23.4
Consent of Christopher Wilkinson
23.5
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

2023,

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

2023

164
ITEM 16.

FORM 10-K SUMMARY
None.

Coronado Global Resources Inc. Form 10-K December 31,

2023

165
SIGNATURES
Pursuant to the

requirements of

Section 13

or 15(d) of

the Securities

Exchange Act

of 1934, the

registrant has
duly caused this report to be signed on its behalf by the undersigned,

thereunto duly authorized.
Coronado Global Resources Inc. (Registrant)
By: /s/ Douglas Thompson
Douglas Thompson
Managing Director and Chief Executive Officer (as

duly
authorized officer and as principal executive officer

of
the registrant)
Date: February 20,

2024
Pursuant to the requirements

of the Securities Exchange

Act of 1934, this

report has been

signed below by

the
following persons, on behalf of the registrant and in the

capacities and on the dates indicated.
Name Title Date
/s/ Douglas Thompson
Managing

Director

and

Chief

Executive
Officer (Principal Executive Officer)
February 20, 2024
Douglas Thompson
/s/ Gerhard Ziems
Group

Chief

Financial

Officer

(Principal
Financial Officer and Principal Accounting
Officer)
February 20, 2024
Gerhard Ziems
/s/ Garold Spindler Director February 20, 2024
Garold Spindler
/s/ William Koeck Director February 20, 2024
William Koeck
/s/ Philip Christensen Director February 20, 2024
Philip Christensen
/s/ Greg Pritchard Director February 20, 2024
Greg Pritchard
/s/ Laura Tyson Director February 20, 2024
Laura Tyson
/s/ Aimee R. Allen Director February 20, 2024
Aimee R. Allen
/s/ Jan C. Wilson Director February 20, 2024
Jan C. Wilson