Form 10-Q
period 2024-03-31
Coronado Global Resources Inc.
filed 2024-05-06
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
March 31, 2024
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

The total number of shares
of the registrant's common stock, par value $0.01 per share, outstanding on April 30, 2024, including shares of common stock underlying
CDIs, was
167,645,373
.

Steel starts here.
Quarterly Report on Form 10-Q for the quarterly period

ended March 31, 2024.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31,
2023

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three months ended March 31, 2024 and 2023
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023
6
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Report of Independent Registered Public Accounting Firm
20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
21
Item 3. Quantitative and Qualitative Disclosures About Market Risk
36
Item 4. Controls and Procedures
38
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
39
Item 1A. Risk Factors
39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
39
Item 3. Defaults Upon Senior Securities
39
Item 4. Mine Safety Disclosures
39
Item 5. Other Information
39
Item 6. Exhibits
40
SIGNATURES
41

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

March 31, 2024
December 31,
2023
Current assets:
Cash and cash equivalents

$
224,944
$
339,295
Trade receivables, net

301,475
263,951
Income tax receivable

35,947
44,906
Inventories
4

149,836
192,279
Other current assets
6

89,821
103,609
Total

current assets

802,023
944,040
Non-current assets:
Property, plant and equipment,

net
5

1,502,439
1,506,437
Right of use asset – operating leases, net
9

85,333
80,899
Goodwill

28,008
28,008
Intangible assets, net

3,058
3,108
Restricted deposits
16

68,884
68,660
Deferred income tax assets

40,637
27,230
Other non-current assets
21,439
19,656
Total

assets

$
2,551,821
$
2,678,038
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
86,737
$
113,273
Accrued expenses and other current liabilities
7

267,826
312,705
Dividends payable
8

8,334
—
Asset retirement obligations

14,897
15,321
Contract obligations

38,926
40,722
Lease liabilities
9

23,783
22,879
Other current financial liabilities

2,751
2,825
Total

current liabilities

443,254
507,725
Non-current liabilities:
Asset retirement obligations

147,374
148,608
Contract obligations

51,780
61,192
Deferred consideration liability

273,146
277,442
Interest bearing liabilities
10

235,987
235,343
Other financial liabilities

4,354
5,307
Lease liabilities
9

64,143
61,692
Deferred income tax liabilities

110,640
100,145
Other non-current liabilities

36,938
34,549
Total

liabilities

$
1,367,616
$
1,432,003
Common stock $
0.01

par value;
1,000,000,000

shares
authorized,
167,645,373

shares issued and outstanding as of March 31,
2024 and December 31, 2023
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of March 31, 2024 and
December 31, 2023 — —
Additional paid-in capital

1,093,272
1,094,431
Accumulated other comprehensive losses
14

(113,215)
(89,927)
Retained earnings

202,471
239,854
Total

stockholders’ equity

1,184,205
1,246,035
Total

liabilities and stockholders’ equity

$
2,551,821
$
2,678,038
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

March 31,
Note 2024 2023
Revenues:
Coal revenues $
632,993
$
738,345
Other revenues
35,156
27,369
Total

revenues
3
668,149
765,714
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately

below)
472,521
380,474
Depreciation, depletion and amortization
45,349
39,423
Freight expenses
56,822
63,353
Stanwell rebate
31,451
39,208
Other royalties
85,160
85,957
Selling, general, and administrative expenses

8,815
7,774
Total

costs and expenses
700,118
616,189
Other (expense) income:
Interest expense, net
(13,329)
(14,665)
Decrease in provision for discounting and credit losses
173
3,988
Other, net
12,012
3,042
Total

other expense, net
(1,144)
(7,635)
(Loss) income before tax
(33,113)
141,890
Income tax benefit (expense) 11
4,112
(34,030)
Net (loss) income attributable to Coronado Global Resources

Inc.
$
(29,001)
$
107,860
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustments 14
(23,288)
(4,503)
Total

other comprehensive loss
(23,288)
(4,503)
Total

comprehensive (loss) income attributable to Coronado Global
Resources Inc.

$
(52,289)
$
103,357
(Loss) earnings per share of common stock
Basic 12
(0.17)
0.64
Diluted 12
(0.17)
0.64
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

6
Unaudited Condensed Consolidated Statements of

Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock Additional Accumulated other Total paid in comprehensive Retained stockholders
Shares Amount Series A Amount capital losses earnings equity
Balance December 31, 2023
167,645,373
$
1,677
1
$
—
$
1,094,431
$
(89,927)
$
239,854
$
1,246,035
Net loss —
—
—
—
—
—
(29,001)
(29,001)
Other comprehensive loss —
—
—
—
—
(23,288)
—
(23,288)
Total

comprehensive loss
—
—
—
—
—
(23,288)
(29,001)
(52,289)
Share-based compensation for equity
classified awards —
—
—
—
(1,159)
—
—
(1,159)
Dividends —
—
—
—
—
—
(8,382)
(8,382)
Balance March 31, 2024
167,645,373
$
1,677
1
$
—
$
1,093,272
$
(113,215)
$
202,471
$
1,184,205
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

Form 10-Q March 31, 2024

7
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Three months ended
March 31,
2024 2023
Cash flows from operating activities:
Net (loss) income $
(29,001)
$
107,860
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
45,349
39,423
Amortization of right of use asset - operating leases
5,988
1,083
Amortization of deferred financing costs
257
483
Non-cash interest expense
8,906
8,086
Amortization of contract obligations
(7,597)
(7,201)
Loss on disposal of property,

plant and equipment
130
121
Equity-based compensation expense
(1,159)
(308)
Deferred income taxes
(671)
8,141
Reclamation of asset retirement obligations
(992)
(737)
Decrease in provision for discounting and credit losses
(173)
(3,988)
Other non-cash adjustments
(10,064)
—
Changes in operating assets and liabilities:
Accounts receivable
(46,184)
105,270
Inventories
36,517
(28,039)
Other assets
6,670
5,362
Accounts payable
(23,969)
7,601
Accrued expenses and other current liabilities
(44,686)
(11,883)
Operating lease liabilities
(6,108)
(2,080)
Income tax payable
10,524
(8,510)
Change in other liabilities
2,487
2,942
Net cash (used in) provided by operating activities
(53,776)
223,626
Cash flows from investing activities:
Capital expenditures
(54,931)
(54,839)
Purchase of restricted and other deposits
(381)
(2,403)
Redemption of restricted and other deposits
—
3,095
Net cash used in investing activities
(55,312)
(54,147)
Cash flows from financing activities:
Principal payments on interest bearing liabilities and other financial liabilities
(822)
(920)
Principal payments on finance lease obligations
(35)
(31)
Net cash used in financing activities
(857)
(951)
Net (decrease) increase in cash and cash equivalents
(109,945)
168,528
Effect of exchange rate changes on cash and cash

equivalents
(4,406)
(4,857)
Cash and cash equivalents at beginning of period
339,295
334,629
Cash and cash equivalents at end of period $
224,944
$
498,300
Supplemental disclosure of cash flow information:
Cash payments for interest $
722
$
575
Cash (refund) paid for taxes $
(12,407)
$
34,000
Restricted cash $
251
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

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

20, 2024.
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
as of December 31,

2023 has been derived from

the Company’s audited consolidated balance sheet at

that date.
The Company’s results

of operations for

the three months

ended March 31,

2024 are not

necessarily indicative
of the results that may be expected for the year ending

December 31, 2024.
2.

Summary of Significant Accounting Policies
Please see Note 2 “Summary

of Significant Accounting Policies”

contained in the audited

consolidated financial
statements for the year ended December 31, 2023 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February

20, 2024.

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

Form 10-Q March 31, 2024

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
Reportable segment results as

of and for

the three months ended

March 31, 2024

and 2023 are

presented below:

(in US$ thousands) Australia
United
States
Other and
Corporate Total
Three months ended March 31, 2024
Total

revenues
$
436,106
$
232,043
$
—
$
668,149
Adjusted EBITDA
(26,227)
49,228
(8,380)
14,621
Total

assets
1,220,053
1,027,228
304,540
2,551,821
Capital expenditures
19,501
52,792
5
72,298
Three months ended March 31, 2023
Total

revenues
$
398,661
$
367,053
$
—
$
765,714
Adjusted EBITDA
13,233
185,042
(7,526)
190,749
Total

assets
1,146,508
951,237
539,722
2,637,467
Capital expenditures
7,235
34,163
55
41,453
The reconciliations

of Adjusted

EBITDA to

net income

attributable to the

Company for

the three months

ended
March 31, 2024 and 2023 are as follows:

Three months ended

March 31,
(in US$ thousands) 2024 2023
Net (loss) income $
(29,001)
$
107,860
Depreciation, depletion and amortization
45,349
39,423
Interest expense (net of interest income) (1)
13,329
14,665
Income tax (benefit) expense
(4,112)
34,030
Other foreign exchange gains (2)
(11,263)
(2,992)
Losses on idled assets (3)
492
1,751
Decrease in provision for discounting and credit losses
(173)
(3,988)
Consolidated Adjusted EBITDA $
14,621
$
190,749
(1)

Includes interest income of $
3.0

million, and $
1.0

million for the three months ended March 31,

2024 and 2023, respectively.
(2)
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
(3)

These losses relate to idled non-core assets

that the Company has an active plan to sell.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2024

10
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed

on

the

unaudited

Condensed

Consolidated

Statements

of

Cash

Flows

for

the

three

months

ended
March 31, 2024 and 2023 are as follows:

Three months ended March 31,
(in US$ thousands) 2024 2023
Capital expenditures per unaudited Condensed Consolidated

Statements of
Cash Flows $
54,931
$
54,839
Accruals for capital expenditures
22,150
4,098
Payment for capital acquired in prior periods
(10,790)
(11,242)
Net movement in deposits to acquire long lead capital

6,007
(6,242)
Capital expenditures per segment detail $
72,298
$
41,453
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

reportable

segments,

as

the

Company

believes

it

best

depicts

the

nature,

amount,

timing

and
uncertainty of revenues and cash flows.

All revenue is recognized at a point in time.

Three months ended March 31, 2024
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
408,303
$
193,531
$
601,834
Thermal coal
19,294
11,865
31,159
Total

coal revenue
427,597
205,396
632,993
Other (1)(2)
8,509
26,647
35,156
Total $
436,106
$
232,043
$
668,149

Three months ended March 31, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
372,519
$
283,023
$
655,542
Thermal coal
18,285
64,518
82,803
Total

coal revenue
390,804
347,541
738,345
Other (1)(2)
7,857
19,512
27,369
Total $
398,661
$
367,053
$
765,714
(1) Other revenue for the Australian segment includes

the amortization of the Stanwell non-market coal

supply contract obligation liability.
(2) Other revenue for the U.S. segment includes $
25.0

million and $
17.5

million for the three months ended March 31, 2024 and March 31,
2023, respectively, relating to termination fee revenue from a coal sales contracts cancelled at our U.S. operations.

4.

Inventories

(in US$ thousands)
March 31,
2024
December 31,
2023
Raw coal $
45,899
$
55,998
Saleable coal
50,150
81,314
Total

coal inventories
96,049
137,312
Supplies and other inventory
53,787
54,967
Total

inventories
$
149,836
$
192,279
Coal inventories measured at its net

realizable value were $
3.1

million and $
2.4

million as at March 31, 2024

and
December 31, 2023, respectively,

and primarily relates to coal designated for deliveries under the Stanwell non-
market coal supply agreement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2024

11
5.

Property, Plant and

Equipment

(in US$ thousands)
March 31,
2024
December 31,
2023
Land $
28,471
$
28,282
Buildings and improvements
103,275
102,642
Plant, machinery, mining

equipment and transportation vehicles
1,199,513
1,189,088
Mineral rights and reserves
389,868
389,868
Office and computer equipment
10,156
9,771
Mine development
560,488
579,717
Asset retirement obligation asset
85,288
88,384
Construction in process
158,314
143,041
Total

cost of property,

plant and equipment
2,535,373
2,530,793
Less accumulated depreciation, depletion and amortization
1,032,934
1,024,356
Property, plant and

equipment, net
$
1,502,439
$
1,506,437
6. Other Assets

(in US$ thousands)
March 31,
2024
December 31,
2023
Other current assets
Prepayments $
27,643
$
34,175
Long service leave receivable
7,889
8,438
Tax

credits receivable
3,265
3,265
Deposits to acquire capital items
10,841
18,935
Short term deposits
21,674
21,906
Other
18,509
16,890
Total

other current assets
$
89,821
$
103,609
The Company has

other current assets

which includes prepayments,

favorable mineral leases,

long service leave
receivable,

equipment

deposits,

short

term

deposits

and

coalfield

employment

enhancement

tax

credit
receivable.

Short term deposits

are term deposits

held with financial

institutions with

maturity greater

than ninety

days and
less than twelve months and do not meet the cash and

cash equivalents criteria.

7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)
March 31,
2024
December 31,
2023
Wages and employee benefits $
43,926
$
42,348
Taxes

other than income taxes
7,764
6,728
Accrued royalties
58,701
45,770
Accrued freight costs
35,875
47,549
Accrued mining fees
101,955
89,622
Acquisition related accruals
—
53,700
Other liabilities
19,605
26,988
Total

accrued expenses and other current liabilities
$
267,826
$
312,705
Acquisition related accruals

of $
53.7

million (A$
79.0

million) as at December

31, 2023, related to

the remaining
estimated stamp duty payable on the Curragh acquisition.

On March 6, 2024, the Company paid the outstanding
assessed

stamp

duty

and

tax

interest

to

the

Queensland

Revenue

Office,

or

QRO.

Refer

to

Note

16
“Contingencies” for further details.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2024

12
8. Dividends payable
On

February

19,

2024,

the

Company’s

Board

of

Directors

declared

a

bi-annual

fully

franked

fixed

ordinary
dividend of $
8.4

million, or
0.5

cents per CDI. On April 4, 2024,

the Company paid $
8.3

million, net of $
0.1

million
foreign exchange

gain on

payment of

dividends to

certain CDI

holders who

elected to be

paid in

Australian dollars.
9.

Leases
During the

three months

ended March

31, 2024,

the

Company entered

into a

number of

agreements to

lease
mining

equipment.

Based

on

the

Company’s

assessment

of

terms

within

these

agreements,

the

Company
classified these

leases as

operating leases.

On mobilization

of these

leased

mining

equipment,

the Company
recognized right-of-use assets and operating lease liabilities of $
13.3

million.
Information related to the Company’s right-of-use

assets and related lease liabilities are as follows:

Three months ended
(in US$ thousands) March 31, 2024 March 31, 2023
Operating lease costs $
7,568
$
1,083
Cash paid for operating lease liabilities
6,108
2,080
Finance lease costs:
Amortization of right of use assets
33
31
Interest on lease liabilities
1
4
Total

finance lease costs
$
34
$
35

(in US$ thousands)
March 31,
2024
December 31,
2023
Operating leases:
Operating lease right-of-use assets $
85,333
$
80,899
Finance leases:
Property and equipment
371
371
Accumulated depreciation
(342)
(309)
Property and equipment, net
29
62
Current operating lease obligations
23,750
22,811
Operating lease liabilities, less current portion
64,143
61,692
Total

operating lease liabilities
87,893
84,503
Current finance lease obligations
33
68
Finance lease liabilities, less current portion
—
—
Total

Finance lease liabilities
33
68
Current lease obligation
23,783
22,879
Non-current lease obligation
64,143
61,692
Total

Lease liability
$
87,926
$
84,571

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2024

13

March 31,
2024
December 31,

2023
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
0.3
0.5
Weighted average remaining lease term – operating

leases
3.8
3.7
Weighted Average Discount

Rate
Weighted discount rate – finance lease
7.6%
7.6%
Weighted discount rate – operating lease
8.8%
9.0%
The Company’s operating leases have remaining lease

terms of
1

year to
5

years, some of which include

options
to extend the terms

where the Company deems

it is reasonably certain

the options will be

exercised. Maturities
of lease liabilities as at March 31, 2024, are as follows:

(in US$ thousands)
Operating
Lease
Finance
Lease
Year ending

December 31,
2024 $
22,860
$
33
2025
30,505
—
2026
23,054
—
2027
14,852
—
2028
11,304
—
Thereafter
779
—
Total

lease payments
103,354
33
Less imputed interest
(15,461)
—
Total

lease liability
$
87,893
$
33
10.

Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at March 31, 2024:

(in US$ thousands)
March 31, 2024 December 31, 2023
Weighted Average
Interest Rate at
March 31, 2024
Final
Maturity
10.75
% Senior Secured Notes $
242,326
$
242,326
12.14
% (2)
2026
ABL Facility
—
—
2026
Discount and debt issuance costs
(1)
(6,339)
(6,983)
Total

interest bearing liabilities
$
235,987
$
235,343
(1)
Debt issuance costs incurred on the establishment

of the ABL Facility has been included within

"Other non-current assets" in the
unaudited Condensed Consolidated Balance Sheet.
(2)

Represents the effective interest rate.
Senior Secured Notes
As of

March 31,

2024, the

Company’s

aggregate principal

amount of

the
10.750
% Senior

Secured Notes

due
2026, or the Notes, outstanding was $
242.3

million. The Notes mature on
May 15, 2026

and are senior secured
obligations of the Company.
The

terms

of

the

Notes

are

governed

by

an

indenture,

dated

as

of

May

12,

2021,

or

the

Indenture,

among
Coronado Finance

Pty Ltd,

an Australian

proprietary

company,

as issuer,

Coronado,

as parent

guarantor,

the
other guarantors

party thereto

and Wilmington

Trust,

National Association,

as trustee.

The Indenture

contains
customary

covenants

for

high

yield

bonds,

including,

but

not

limited

to,

limitations

on

investments,

liens,
indebtedness, asset

sales, transactions

with affiliates

and restricted

payments, including

payment of

dividends
on capital stock. As of March 31, 2024, the Company was in compliance with all applicable covenants under the
Indenture.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2024

14
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

Offer:
Period Redemption price
2024
104.03%
2025 and thereafter
100.00%
Asset Based Revolving Credit Facility

On May 8, 2023, the Company entered into a senior secured asset-based revolving credit agreement in an initial
aggregate amount of $
150.0

million, or the ABL Facility.

The ABL Facility matures in August 2026 and provides for up to $
150.0

million in borrowings, including a $
100.0
million

sublimit

for

the

issuance

of

letters

of

credit

and

$
70.0

million

sublimit

as

a

revolving

credit

facility.
Availability

under

the

ABL

Facility

is

limited

to

an

eligible

borrowing

base,

determined

by

applying

customary
advance rates to eligible accounts receivable and inventory.
Borrowings under

the ABL

Facility bear

interest at

a rate

per annum

equal to

an applicable

rate of
2.80
% plus
BBSY,

for loans denominated in A$, or SOFR, for loans

denominated in US$, at the Company’s

election.

As at

March 31, 2024,

the letter of

credit sublimit had

been partially used

to issue $
21.7

million of bank

guarantees
on behalf of the Company and
no

amounts were drawn under the revolving credit sublimit

of ABL Facility.
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
As at March 31, 2024, the Company was in compliance with all applicable covenants under the ABL Facility.
Under

the

terms

of

ABL

Facility,

a

Review

Event

(as

defined

in

the

ABL

Facility)

is

triggered

if,

among

other
matters, a “change of control” (as defined in the ABL Facility)

occurs.

Following the

occurrence of

a Review

Event, the

Borrowers must

promptly meet

and consult

in good

faith with
the Administrative Agent and the Lenders to agree a

strategy to address the relevant Review Event including but
not limited

to a

restructure of

the terms

of the

ABL Facility

to the

satisfaction of

the Lenders.

If at

the end

of a
period of
20

business days after the occurrence of

the Review Event, the Lenders are

not satisfied with the result
of their

discussion or

meeting with

the Borrowers

or do

not wish

to continue

to provide

their commitments,

the
Lenders may

declare all

amounts

owing under

the ABL

Facility

immediately due

and payable,

terminate such
Lenders’

commitments

to

make

loans

under

the

ABL

Facility,

require

the

Borrowers

to

cash

collateralize

any
letter of credit obligations and/or exercise any and all remedies and other rights under the ABL Facility.
Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
11.

Income Taxes
For the three months ended March 31, 2024

and 2023, the Company estimated its

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2024

15
The Company’s 2024 estimated

annual effective tax

rate is
12.0
%, which has been favorably

impacted by mine
depletion deductions

in the

United States.

The Company

had an

income tax

benefit of

$
4.1

million based

on a
loss before tax of $
33.1

million for the three months

ended March 31, 2024, which

includes a discrete benefit of
$
0.1

million relating to the prior year for the United States.
Income tax

expense of

$
34.0

million for

the three

months ended

March 31,

2023 was

calculated based

on an
estimated annual effective tax rate of
24.0
% for the period.
The Company utilizes the

“more likely than not”

standard in recognizing

a tax benefit in

its financial statements.
For the three months ended

March 31, 2024, the Company

had
no

new unrecognized tax benefits included in

tax
expense. If accrual

for interest or

penalties is required,

it is the

Company’s policy to include

these as a

component
of income tax expense. The Company continues to carry an unrecognized tax benefit of $
20.8

million consistent
with December 31, 2023.
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
Three months ended March 31,
(in US$ thousands, except per share data) 2024 2023
Numerator:
Net (loss) income attributable to Company stockholders

$
(29,001)
$
107,860
Denominator (in thousands):

Weighted-average shares of common stock outstanding
167,645
167,645
Effects of dilutive shares
—
307
Weighted average diluted shares of common stock

outstanding
167,645
167,952
(Loss) Earnings Per Share (US$):
Basic
(0.17)
0.64
Dilutive
(0.17)
0.64
The Company’s common stock is publicly traded on the

ASX in the form of CDIs, convertible at the option of the
holders into shares of the Company’s common stock

on a
10
-for-1 basis.

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

Form 10-Q March 31, 2024

16
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

31, 2024, there

were
no

financial instruments

required to be

measured at fair

value on a

recurring
basis.
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
March 31, 2024 and December 31, 2023:
●

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
cost. As of March 31, 2024, there were
no

amounts drawn under the revolving credit sublimit of the ABL
Facility.

The estimated

fair value

of the

Notes as

of March

31, 2024

was approximately

$
250.5

million
based upon quoted market prices in a market that is not

considered active (Level 2).
14.

Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive

Losses consists of foreign currency translation adjustment
of subsidiaries for which the functional currency is different to the Company’s functional currency in

U.S. dollar.

Accumulated other comprehensive losses consisted of

the following at March 31, 2024:

(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2023 $
(89,927)
Net current-period other comprehensive loss:
Loss in other comprehensive income before reclassifications

(5,265)
Loss on long-term intra-entity foreign currency transactions
(18,023)
Total

net current-period other comprehensive loss
(23,288)
Balance at March 31, 2024 $
(113,215)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2024

17
15.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties under these leases

as of March 31, 2024 are as follows:

(in US$ thousands) Amount
Year ending

December 31,
2024 $
4,228
2025
5,474
2026
5,338
2027
5,300
2028
5,243
Thereafter
25,397
Total $
50,980
Mineral leases

are not

in scope

of Accounting

Standards Codification, or

ASC, 842

and continue

to be

accounted
for under the guidance in ASC 932, Extractive Activities

– Mining.
(b)

Other commitments
As of

March 31, 2024,

purchase commitments for

capital expenditures were

$
68.6

million, all of

which is obligated
within the next twelve months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
13 years
.

In the U.S., the Company

typically negotiates its rail

and coal terminal access

on an annual basis.

As of March
31,

2024,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled

$
723.0

million,

of
which approximately $
90.0

million is obligated within the next twelve months.
16.

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

As of March
31, 2024, the Company had outstanding surety bonds of

$
46.7

million and letters of credit of $
16.8

million issued
from our available bank guarantees under the ABL Facility.
For the

Australian Operations

as at

March 31,

2024, the

Company had

bank guarantees

outstanding of

$
24.2
million,

including

$
4.9

million

issued

from

the

ABL

Facility,

primarily

in

respect

of

certain

rail

and

port
arrangements of the Company.

As at

March 31, 2024,

the Company in

aggregate had total

outstanding bank guarantees

provided of $
41.0

million
to secure its obligations and commitments, including $
21.7

million issued from the ABL Facility.

Future regulatory changes

relating to these

obligations could result

in increased obligations,

additional costs or
additional collateral requirements.
Restricted deposits – cash collateral
As required

by certain

agreements, the

Company had

cash collateral

in the

form of

deposits in

the amount

of
$
68.9

million and $
68.7

million as of

March 31, 2024

and December 31,

2023, respectively,

to provide back-to-
back support

for bank

guarantees,

financial

payments,

other performance

obligations, various

other

operating
agreements and

contractual obligations

under workers

compensation insurance

.

These deposits

are restricted
and classified as long-term assets in the unaudited Condensed

Consolidated Balance Sheets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2024

18
In accordance

with the

terms of

the ABL

Facility,

the Company

may be

required

to cash

collateralize

the ABL
Facility to the extent of outstanding letters of credit

after the expiration or termination date of such

letter of credit
after

the

expiration

or

termination

date

of

such

letter

of

credit.

As

of

March

31,

2024,
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
2022,

the

Company

filed

an

objection

to

the

assessment.

The

Company’s

objection

was

based

on

legal

and
valuation advice obtained, which supported an estimated stamp duty payable of $
29.4

million (A$
43.0

million) on
the Curragh acquisition.
On January 9, 2024, the Company’s objection to the

assessed stamp duty was disallowed by the QRO.
As per the Taxation Administration Act (Queensland) 2001, the Company could only appeal or apply for a review of QRO’s

decision if

it has

paid the

total assessed

stamp duty

of $
56.2

million (A$
82.2

million) plus

unpaid tax
interest of $
14.5

million (A$
21.2

million). The Company had until March 11,

2024, to file an appeal.
On March 6, 2024,

the Company made an

additional payment, and

paid in full, the stamp

duty assessed by

the
QRO.

The Company disputes

the additional

amount of assessed

stamp duty and,

on March 11,

2024, filed its

appeal
with the Supreme Court of Queensland.
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
17. Related
‑
Party Transactions
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

Form 10-Q March 31, 2024

19
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

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

20
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc.

(the

Company)

as

of

March

31,

2024,

the

related

condensed

consolidated

statements

of

operations

and
comprehensive

income,

stockholders'

equity and

cash

flows for

the

three

months

ended March

31,

2024

and
2023 and the

related notes (collectively referred

to as the

“condensed consolidated interim financial

statements”).
Based on

our reviews,

we are

not aware

of any

material modifications

that should

be made

to the

condensed
consolidated interim

financial statements

for them

to be

in conformity

with U.S.

generally accepted

accounting
principles.

We

have

previously

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight
Board (United States) (PCAOB), the

consolidated balance sheet of the Company

as of December 31, 2023, the
related consolidated statements

of operations

and comprehensive

income, stockholders'

equity and cash

flows
for the year then ended, and

the related notes (not presented herein), and

in our report dated February 20, 2024,
we

expressed

an

unqualified

audit

opinion

on

those

consolidated

financial

statements.

In

our

opinion,

the
information set

forth in

the accompanying

condensed consolidated

balance sheet

as of December

31, 2023,

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
May 6, 2024.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

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

2023 included in Coronado Global

Resources Inc.’s Annual

Report on Form 10-K
for the year

ended December

31, 2023, filed

with the U.S.

Securities and

Exchange Commission,

or SEC,

and
the Australian Securities Exchange, or the ASX, on February

20, 2024.
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

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

22
●

the impact

of the

SGI Transaction

(as defined

in Item

1. Financial

Statements), including

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

Form 10-Q March 31, 2024

23
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

31, 2023,
filed with the SEC and ASX

on February 20, 2024 for

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

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

24
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

During the three

months ended March

31, 2024, Coronado

faced some unforeseen

operational challenges that
were beyond our control.
Our

U.S.

Operations

suffered

from

mechanical

issues,

resulting

in

increased

downtime

and

unplanned
maintenance,

as well as geological issues adversely impacting production yield. Our Australian Operations were once

again

compelled

to

adjust

production

schedule

and

implement

contingency

plans

to

mitigate

inclement
weather that impacted mining

operations in the Bowen

Basin. Our Australian Operations

demonstrated resilience
and

adaptability,

and

were

able

to

a

maintain

a

steady

level

of

overburden

removal

throughout

the

quarter,
surpassing historical first quarter performance in the operations history.

Overall, for

the three

months ended

March 31,

2024, saleable

production of

3.4 MMt

was 0.3

MMt lower

while
sales volume of 3.7 MMt remained consistent compared to the three months ended March 31, 2023.
Coking coal index

prices declined in

the first quarter

of 2024 compared

to the fourth

quarter of December

2023
due to

a combination

of weak steel

demand out

of China, economic

slowdown in

India due

to its

upcoming general
elections and increased overall supply of coking coal globally.

The Australian Premium Low Volatile Hard Coking Coal, or AUS

PLV HCC, index price averaged $308.38 per Mt
for the three months

ended March 31, 2024, $25.5

per Mt lower, compared to the three months

ended December
31, 2023, and $35.5 per Mt lower,

compared to the three months ended March 31,

2023.

Coal revenues of

$633.0 million for the

three months ended March

31, 2024, were

down $105.4 million

compared
to the same

period in

2023, driven

by lower

average realized

price of

$204.3 per

Mt sold,

compared to

$239.7
per Mt sold for the three months ended March 31, 2023

.
Mining

costs

for

the

three

months

ended

March

31,

2024,

were

$101.3

million,

or

$24.0

per

Mt

sold,

higher
compared to the corresponding

period in 2023, largely

driven by unplanned maintenance

costs, inflation impact
on labor and supply costs, significant inventory drawdown due to sales exceeding production in the 2024 period.
Our Australian

Operations

demobilized several

mining equipment

towards the

end of

the first

quarter of

2024,
which is expected to reduce mining costs for the remainder

of 2024.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

25
Liquidity
Coronado had

available liquidity of $374.7 million as of March 31, 2024, consisting of cash and cash equivalents
(excluding

restricted

cash),

unrestricted

short-term

deposits

of

$21.7

million

and

$128.3

million

of

availability
under our ABL

facility.

As of March

31, 2024, our

net debt position

was $17.6

million comprising

$242.3 million
aggregate principal

amount of

Notes outstanding

less cash and

cash equivalents

(excluding restricted

cash) of
$224.7 million.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate,

or
TRIFR, at March

31, 2024

was 1.63,
compared to

a rate

of 1.83 at

the end of

December 31,

2023. At ou

r

U.S.
Operations, the

twelve-month rolling

average Total

Reportable Incident

Rate, or

TRIR, at

March 31,

2024 was
2.12, compared to a rate of

1.44 at the end of December

31, 2023. Reportable rates for

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

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

26
Three Months Ended March 31, 2024 Compared to

Three Months Ended March 31, 2023
Summary
The financial and operational highlights for the three months ended March 31, 2024 include:
●

Net loss for the three months ended March 31, 2024, of $29.0 million compared to net income of $107.9 million for the three months ended

March 31, 2023. This result was driven

by lower average realized Met
coal price per Mt sold, higher

mining and operating costs, partially

offset by tax benefit

of $4.1 million in
the first quarter of

2024 compared to an

income tax expense of

$34.0 million for the

same period in

2023.

●

Average realized Met price per Mt sold of

$204.3 for the three months ended March

31, 2024,

was $35.4
per

Mt

lower

compared

to

average

realized

price

of

$239.7

per

Mt

sold

for

the

same

period

in

2023.
Coking coal index prices

declined due to weak

steel demand in China

and economic slowdown

in India
and increasing

coal supply

from Australia

as weather

conditions and

logistical constraints

improved in
the quarter.

●

Sales volume of 3.7 MMt

for the three months

ended March 31, 2024

were largely in line

with the sales
volume

of

comparative

period

in

2023,

despite

saleable

production

being

0.3

MMt

lower,

as

our
operations drew down on coal inventory built in the fourth

quarter of 2023.

●

Adjusted

EBITDA

for

the

three

months

ended

March

31,

2024,

of

$14.6

million,

was

$176.1
million
lower, compared to $190.7 million for the three

months ended March 31, 2023,

largely due to lower coal
sales revenues and higher mining and operating costs.
●

As of March

31, 2024,

the Company

had total

available liquidity

of $374.7

million, consisting

of $224.7
million

cash

and

cash

equivalents

(excluding

restricted

cash),

$21.7

million

of

unrestricted

short-term
deposits and $128.3 million of availability under the ABL

Facility.
Three months ended March 31,
2024 2023 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 632,993 $ 738,345 $ (105,352) (14.3%)
Other revenues 35,156 27,369 7,787 28.5%
Total

revenues
668,149 765,714 (97,565) (12.7%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 472,521 380,474 92,047 24.2%
Depreciation, depletion and amortization 45,349 39,423 5,926 15.0%
Freight expenses 56,822 63,353 (6,531) (10.3%)
Stanwell rebate 31,451 39,208 (7,757) (19.8%)
Other royalties 85,160 85,957 (797) (0.9%)
Selling, general, and administrative expenses

8,815 7,774 1,041 13.4%
Total

costs and expenses
700,118 616,189 83,929 13.6%
Other income (expenses):
Interest expense, net (13,329) (14,665) 1,336 (9.1%)
Decrease in provision for discounting and
credit losses 173 3,988 (3,815) (95.7%)
Other, net 12,012 3,042 8,970 294.9%
Total

other (expenses) income, net
(1,144) (7,635) 6,491 (85.0%)
Net (loss) income before tax (33,113) 141,890 (175,003) (123.3%)
Income tax benefit (expense) 4,112 (34,030) 38,142 (112.1%)
Net (loss) income attributable to Coronado Global
Resources, Inc. $ (29,001) $ 107,860 $ (136,861) (126.9%)
Coal Revenues
Coal revenues were $633.0 million for the

three months ended March 31, 2024, $105.4

million lower, compared
to $738.3 million for the three months

ended March 31, 2023, mainly due

to lower average realized price per

Mt
sold. Lower Met

coal price indices, due

to unfavorable market

conditions, saw the average

realized Met coal

price

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

27
for the three

months ended

March 31, 2024,

to be $35.4

lower per Mt

sold compared

to $239.7 per

Mt sold for
the same period in 2023.

Other revenues
Other revenues

were $35.2

million the

three months

ended March

31, 2024,

an increase

of $7.8

million, compared
to $27.4 million for

the same period in 2023.

This increase was primarily driven

by higher termination fee

revenue
from coal sales contracts

cancelled at our U.S.

Operations compared to the three

months ended March 31,

2023.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total

cost

of coal

revenues

was

$472.5

million

for the

three

months

ended

March

31,

2024, $92.0

million,

or
24.2% higher, compared to

$380.5 million for the three months ended March 31,

2023.

Our Australian Operations

contributed to $82.6

million of the

increase in cost

of coal revenues,

primarily driven
by higher

draw down

of coal

inventory resulting

from sales

volume exceeding

saleable production

in the

three
months ended

March 31,

2024,

impact of

inflation on

labor and

supply costs,

higher overburden

removal

and
unplanned equipment maintenance.

Increase in

costs were

partially offset by

favorable average foreign

exchange
rate on

translation

of the

Australian

Operations

for the

three

months

ended March

31, 2024,

of

A$/US$:

0.66
compared to 0.68 for the same period in 2023.
Cost

of

coal

revenues

for

our

U.S.

Operations

for

the

three

months

ended

March

31,

2024,

was

$9.4

million
higher

compared

to

the

three

months

March

31,

2023,

largely

due

to

lower

sales

volumes

and

increased
unplanned maintenance as a result of mechanical and

geological issues which impacted production.

Depreciation, Depletion and Amortization
Depreciation,

depletion

and

amortization

was

$45.3

million

for

the

three

months

ended

March

31,

2024,

an
increase of

$5.9 million,

compared to

$39.4 million

for the

three months

ended March

31, 2023.

The increase
was due

to additional

equipment brought

into service

during the

twelve months

since March

31, 2023

partially
offset by favorable average foreign exchange rate

on translation of the Australian Operations.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

28
Freight Expenses
Freight expenses

relate to

costs associated

with rail

and port

providers, including

take-or-pay commitments

at
our

Australian

Operations,

and

demurrage

costs.

Freight

expenses

totaled

$56.8

million

for the

three

months
ended March 31, 2024, a decrease of $6.5 million, compared

to $63.4 million for the three months ended March
31,

2023,

primarily

driven

by

lower

coal

sales

under

Free

on

Board,

or

FOB,

terms

at

our

U.S.

Operations,
compared to the three months ended March 31, 2023.
Stanwell Rebate
The Stanwell rebate

was $31.4

million for the

three months

ended March

31, 2024,

a decrease

of $7.8 million,
compared to $39.2 million for

the three months ended March

31, 2023. The decrease was largely

driven by lower
realized

reference

coal

pricing

for the

prior

twelve-month

period

applicable

to

three

months

ended

March

31,
2024, used

to calculate

the rebate

compared to

the same

period in

2023, and

favorable foreign

exchange rate
on translation of our Australian Operations.

Interest Expense, net
Interest expense,

net was

$13.3 million

in the

three months

ended March

31, 2024,

a decrease

of $1.3

million
compared to $14.7 million for the three months ended March 31,

2023. The decrease was due to higher interest
income on term deposits, classified as cash equivalents

,

that did not exist in the same period in 2023.

Decrease in provision for discounting and credit losses
Decrease in provision for discounting and credit losses of

$0.2 million in the three months ended March

31, 2024
was lower

compared to

the $4.0

million for

the three

months March

31, 2023,

primarily

driven by

collection

of
certain overdue trade receivables at December 31, 2022 during the three months ended March 31, 2023.
Other, net
Other, net

was $12.0 million

for the three

months ended March

31, 2024, an

increase of $9.0

million compared
to $3.0 million for the three months ended March 31,

2023. The increase was largely driven by higher exchange
losses on translation of short

-term inter-entity balances in certain

entities within the group that

are denominated
in currencies other than their respective functional currencies.

Income Tax Benefit (Expense)
Income

tax

benefit

of

$4.1

million

for

the

three

months

ended

March

31,

2024,

a

difference

of

$38.1

million,
compared to the income tax expense

of $34.0 million for the three months

ended March 31, 2023, driven by net
loss before tax for

the three months ended March 31,

2024, compared to a profit

before tax for the corresponding
period in 2023.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

29
Supplemental Segment Financial Data
Three months ended March 31, 2024 compared to three months

ended March 31, 2023
Australia
Three months ended March 31,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 2.5 2.2 0.3 15.3%
Total

revenues ($)
436,106 398,661 37,445 9.4%
Coal revenues ($) 427,597 390,804 36,793 9.4%
Average realized price per Mt sold ($/Mt) 169.8 178.9 (9.1) (5.1)%
Met sales volume (MMt) 1.8 1.5 0.3 17.7%
Met coal revenues ($) 408,303 372,519 35,784 9.6%
Average realized Met price per Mt sold ($/Mt) 225.2 241.9 (16.7) (6.9)%
Mining costs ($) 317,864 236,056 81,808 34.7%
Mining cost per Mt sold ($/Mt) 126.9 108.5 18.4 17.0%
Operating costs ($) 462,733 385,226 77,507 20.1%
Operating costs per Mt sold ($/Mt) 183.7 176.4 7.3 4.1%
Segment Adjusted EBITDA ($)

(26,227) 13,233 (39,460) (298.2)%
Coal revenues for

our Australian Operations,

for the three

months ended March

31, 2024, were

$427.6 million,
an increase

of $36.8 million,

or 9.4%, compared

to $390.8

million for

the three

months ended

March 31,

2023.
This increase was driven by higher sales volume

partially offset by lower average

realized Met coal price per Mt
sold compared to the three months ended March 31,

2023. Higher sales volumes were achieved by drawing port
inventories built at

the end of

2023 due to port

constraints. The lower average

realized Met coal prices

was driven
by

weakening

demand

from

China

and

economic

slowdown

from

India

combined

with

improved

supply

from
Australia and U.S.
Operating costs

were $462.7

million, an

increase of

$77.5 million

or 20.1%,

for the

three months

ended March
31,

2024,

compared

to

$385.2

million

for

the

three

months

ended

March

31,

2023.

The

increase

was

largely
driven by

higher mining

costs

and partially

offset

by lower

Stanwell rebates.

Higher

mining

costs were

due to
higher

labor

and

supply

costs

as

result

of

inflation

impacts,

and

drawdown

of

coal

inventories

due

to

sales
exceeding production in the first quarter of 2024.

This was partially offset by favorable average foreign exchange rates on translation of the

Australian Operations. Mining cost

per Mt sold for the

three months ended March

31,
2024, increased by $18.4 per Mt sold to $126.9 per Mt

sold, compared to the same period in 2023.
Segment Adjusted EBITDA decreased by $39.5

million, or 298.2%, to a

Segment Adjusted EBITDA loss of

$26.2
million for the three months ended March 31, 2024,

compared to $13.2 million for the three months ended March
31, 2023, largely driven by higher mining and operating

costs.
United States
Three months ended March 31,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 1.2 1.5 (0.3) (17.2)%
Total

revenues ($)
232,043 367,053 (135,010) (36.8)%
Coal revenues ($) 205,396 347,541 (142,145) (40.9)%
Average realized price per Mt sold ($/Mt) 167.8 235.1 (67.3) (28.6)%
Met sales volume (MMt) 1.1 1.2 (0.1) (5.2)%
Met coal revenues ($) 193,531 283,023 (89,492) (31.6)%
Average realized Met price per Mt sold ($/Mt) 170.9 236.9 (66.0) (27.9)%
Mining costs ($) 147,584 128,120 19,464 15.2%
Mining cost per Mt sold ($/Mt) 122.9 90.8 32.1 35.4%
Operating costs ($) 183,221 183,766 (545) (0.3)%
Operating costs per Mt sold ($/Mt) 149.7 124.3 25.4 20.4%
Segment Adjusted EBITDA ($)

49,228 185,042 (135,814) (73.4)%
Coal revenues

decreased by

$142.1 million,

or 40.9%,

to $205.4 million

for the

three months

ended March

31,
2024, compared to

$347.5 million for

the three months

ended March 31,

2023. This decrease

was driven by

lower

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

30
average realized Met price per Mt sold for the three months

ended March 31, 2024, $66.0 per Mt sold lower than
2023 period,

combined lower

sales volume

of 0.3

MMt. Lower

sales volume

were a

result of

lower production
caused

by

geological

issues

impacting

production

yield

at

our

Buchanan

mine

and

mechanical

issues

at

our
Logan mine resulting in production downtime.

Operating costs remained consistent for the three months ended March 31, 2024,

compared to the three months
ended March

31, 2023,

while mining

costs increased

by $19.5

million, or

15.2%. The

increase in

mining costs
was primarily driven by higher costs due to lower inventory built during the three months ended March 31,

2024,
compared

to

the

corresponding

period

in

2023,

combined

with

higher

unplanned

maintenance

costs

due

to
mechanical

issues. The

higher

mining costs

was

partially

offset

by lower

freight

expense

from lower

sales

on
FOB terms and lower royalties due to lower sales volumes.

Segment Adjusted

EBITDA of

$49.2 million

for the

three months

ended March

31, 2024,

decreased by

$135.8
million compared

to $185.0

million for

the three

months ended

March 31,

2023, primarily

driven by

lower coal
revenues and higher mining costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended March 31,
2024 2023 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 8,815 $ 7,774 $ 1,041 13.4%
Other, net (435) (248) (187) n/m
Total

Corporate and Other Adjusted EBITDA

$ 8,380 $ 7,526 $ 854 11.3%
n/m – Not meaningful for comparison.

Corporate and

other costs of

$8.8 million

for the three

months ended March

31, 2024, were

$1.0 million higher
compared to $7.8 million for the three months ended

March 31, 2023, due to timing of certain corporate costs.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

31
Mining and

operating costs

for the

three months

ended March

31, 2024

compared to

three months
ended March 31, 2023
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended March 31, 2024
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 483,672 $ 207,346 $ 9,100 $ 700,118
Less: Selling, general and administrative
expense (11) — (8,804) (8,815)
Less: Depreciation, depletion and amortization (20,928) (24,125) (296) (45,349)
Total operating costs 462,733 183,221 — 645,954
Less: Other royalties (75,987) (9,173) — (85,160)
Less: Stanwell rebate (31,451) — — (31,451)
Less: Freight expenses (33,461) (23,361) — (56,822)
Less: Other non-mining costs (3,970) (3,103) — (7,073)
Total mining costs 317,864 147,584 — 465,448
Sales Volume excluding non-produced

coal
(MMt) 2.5 1.2 — 3.7
Mining cost per Mt sold ($/Mt) 126.9 122.9 — 125.6
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

2024 compared to three
months ended March 31, 2023
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended March 31,
2024 2023 Change %
(in US$ thousands)
Met sales volume (MMt) 2.9 2.7 0.2 7.7%
Met coal revenues ($) 601,834 655,542 (53,708) (8.2)%
Average realized Met price per Mt sold ($/Mt) 204.3 239.7 (35.4) (14.8)%

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

32
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended March 31,
(in US$ thousands) 2024 2023
Reconciliation to Adjusted EBITDA:
Net (loss) income
$
(29,001)
$
107,860
Add: Depreciation, depletion and amortization 45,349 39,423
Add: Interest expense (net of interest income)

13,329 14,665
Add: Other foreign exchange gains (11,263) (2,992)
Add: Income tax (benefit) expense (4,112) 34,030
Add: Losses on idled assets 492 1,751
Add: Decrease in provision for discounting and credit losses (173) (3,988)
Adjusted EBITDA

$
14,621
$
190,749
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

current and

future trade

barriers and
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

the ABL

Facility to the

satisfaction of the

Lenders. Refer to

Note 10.

“Interest
Bearing Liabilities” for further information.
Our ability to generate sufficient cash

depends on our future performance,

which may be subject to a number

of
factors

beyond

our

control,

including

general

economic,

financial

and

competitive

conditions

and

other

risks
described in this

document, and Part

I, Item 1A. “Risk

Factors” of our

Annual Report on

Form 10-K for the

year
ended December 31, 2023, filed with the SEC and ASX on

February 20, 2024.

Liquidity as of March 31, 2024 and December 31, 2023

was as follows:
(in US$ thousands)
March 31,
2024
December 31,
2023
Cash and cash equivalents, excluding restricted cash

$ 224,693 $ 339,043
Short term deposits 21,674 21,906
Availability under the ABL Facility (1) 128,326 128,094
Total $ 374,693 $ 489,043
(1)
The ABL

Facility provides

for up

to $150.0

million in

borrowings, including

a $100.0

million sublimit

for the

issuance of
letters of credit, of

which $21.7 million has

been issued as

of March 31,

2024, and a $70.0

million sublimit as a

revolving credit
facility.

The

letter

of

credit

sublimit

contributes

to

our

liquidity

as

the

Company

has

the

ability

to

replace

cash

collateral,
provided in the

form of restricted

deposits, with letters

of credit allowing

the release of

such restricted deposits

to cash and
cash equivalents.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

33
Our total indebtedness as of March 31, 2024 and December 31,

2023 consisted of the following:
(in US$ thousands)
March 31,
2024
December 31,
2023
Current installments of interest bearing liabilities $ 242,326 $ 242,326
Current installments of other financial liabilities and finance lease obligations
2,784 2,893
Other financial liabilities and finance lease obligations, excluding current
installments 4,354 5,307
Total

$ 249,464 $ 250,526
Liquidity
As of March 31, 2024,

available liquidity was $374.7 million, comprised of cash

and cash equivalents (excluding
restricted cash) of $224.7 million,

unrestricted short-term deposits of $21.7 million and

$128.3 million of available
borrowings under our ABL Facility.

As

of

December

31,

2023,

available

liquidity

was

$489.0

million,

comprised

of

cash

and

cash

equivalents
(excluding

restricted

cash)

of

$339.0

million

and

unrestricted

short-term

deposits

of

$21.9

million

and

$128.1
million of available borrowings under our ABL Facility.

Cash and cash equivalents
Cash

and

cash

equivalents

are

held

in

multicurrency

interest

bearing

bank

accounts

available

to

be

used

to
service

the

working

capital

needs

of

the

Company.

Cash

balances

surplus

to

immediate

working

capital
requirements

are

invested

in

short-term

interest-bearing

deposit

accounts

or

used

to

repay

interest

bearing
liabilities.
Senior Secured Notes
As of March 31, 2024, the outstanding principal amount of our Notes was $242.3 million.

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

As of March 31, 2024, we were in compliance with all

applicable covenants under the Indenture.
ABL Facility
The ABL Facility matures in August 2026 and provides for up to $150.0 million in borrowings, including a $100.0 million

sublimit

for

the

issuance

of

letters

of

credit

and

$70.0

million

sublimit

as

a

revolving

credit

facility.
Availability

under

the

ABL

Facility

is

limited

to

an

eligible

borrowing

base,

determined

by

applying

customary
advance rates to eligible accounts receivable and inventory.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

34
Borrowings under the ABL Facility bear

interest at a rate

per annum equal to applicable

rate of 2.80% and BBSY,
for loans denominated in A$, or SOFR, for loans denominated

in US$, at the Borrower’s election.

Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
Based on information

that we are

currently aware of,

on completion of

the SGI Transaction,

a “Change of

Control”
as defined under the terms of the ABL

Facility may occur.

Refer to Part I, Item I. Financial Statements,

Note 10.
“Interest Bearing Liabilities” for further information.

As at March 31,

2024, letter of

credit sublimit had

been partially used to

issue $21.7

million of bank

guarantees
on

behalf

of

the

Company

and

no

amounts

were

drawn

and

no

letters

of

credit

were

outstanding

under

the
revolving credit sublimit

of ABL Facility. As

at March 31,

2024, the Company

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

For

the

U.S.

Operations

in

order

to

provide

the

required

financial

assurance

for

post

mining

reclamation,

we
generally

use

surety

bonds.

We

use

surety

bonds

and

bank

letters

of

credit

to

collateralize

certain

other
obligations including contractual obligations under workers’ compensation insurances. As of March 31, 2024, we had outstanding surety bonds of $46.7 million and

letters of credit of $16.8 million issued from

our available bank
guarantees under the ABL Facility.
For

the

Australian

Operations

as

at

March

31,

2024,

we

have

bank

guarantees

outstanding

of

$24.2

million,
including $4.9

million issued

from the

ABL Facility,

primarily in

respect of

certain rail

and port

arrangements of
the Company.

As at March 31, 2024, we have

in aggregate had total outstanding

bank guarantees provided of $41.0

million to
secure its obligations and commitments, including $21.7 million issued for the ABL Facility.

Future regulatory changes

relating to these

obligations could result

in increased obligations,

additional costs or
additional collateral requirements.
Restricted deposits – cash collateral
As required by certain agreements, we have cash collateral in the form of deposits in the amount of $68.9 million
as

of

March

31,

2024

to

provide

back-to-back

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

31, 2024,

no letter

of credit

was outstanding
after the expiration or termination date and no cash collateral was required.
Dividend
On February 19,

2024, our Board

of Directors declared

a bi-annual fully

franked fixed ordinary

dividend of $8.4
million, or 0.5

cents per CDI.

On April

4, 2024, the

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

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

35
Historical Cash Flows

The following table

summarizes our cash

flows for the

three months ended

March 31, 2024

and 2023, as

reported
in the accompanying consolidated financial statements:
Cash Flow
Three months ended March 31,
(in US$ thousands) 2024 2023
Net cash (used in) provided by operating activities $ (53,776) $ 223,626
Net cash used in investing activities (55,312) (54,147)
Net cash used in financing activities (857) (951)
Net change in cash and cash equivalents

(109,945) 168,528
Effect of exchange rate changes on cash and restricted

cash

(4,406) (4,857)
Cash and cash equivalents at beginning of period 339,295 334,629
Cash and cash equivalents at end of period

$ 224,944 $ 498,300
Operating activities
Net cash used in operating activities was $53.8 million for the three months ended March 31, 2024, compared to net

cash

provided

by

operating

activities

of

$223.6

million

for

the

three

months

ended

March

31,

2023.

The
decrease in cash from operating activities was driven by the lower coal revenues, higher operating costs and the
additional payment of $51.5 million, including tax interest,

in relation to the stamp duty on Curragh’s

acquisition.

Investing activities
Net cash used in investing activities was $55.3 million for the three months ended March 31, 2024, compared to
$54.1 million

for the

three months ended

March 31,

2023. Cash

spent on

capital expenditures for

the three

months
ended March

31, 2024

was $54.9

million, of

which $10.1

million was

related

to the

Australian Operations

and
$44.9 million was related to the U.S. Operations.

Financing activities
Net cash used

in financing activities

was $0.8 million
for the three

months ended March

31, 2024, compared

to
cash used in

financing activities

of $1.0 million

for the three

months ended March

31, 2023. The

net cash used
in financing activities for

the three months ended

March 31, 2024 largely

related to repayment of

other financial
liabilities.

Contractual Obligations
There were no

material changes

to our contractual

obligations from

the information

previously provided

in Item
7.

“Management’s

Discussion

and

Analysis

of

Financial

Conditions

and

Results

of

Operations”

of

our

Annual
Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and

ASX on February 20, 2024.
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
Our

critical

accounting

policies

are discussed

in

Item

7. “Management’s

Discussion

and

Analysis

of Financial
Condition and Results of

Operations” of our Annual

Report on Form 10-K for

the year ended December

31, 2023,
filed with the SEC and ASX on February 20, 2024.
Newly Adopted Accounting Standards and Accounting

Standards Not Yet Implemented
See

Note

2.

(a)

“Newly

Adopted

Accounting

Standards”

to

our

unaudited

condensed

consolidated

financial
statements

for

a

discussion

of

newly

adopted

accounting

standards.

As

of

March

31,

2024,

there

were

no
accounting standards not yet implemented.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

36
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

Directors. We use different
methods

to

measure

the

extent

to

which

we

are

exposed

to

various

financial

risks.

These

methods

include
sensitivity analysis

in the

case of

interest rates,

foreign exchange

and other

price risks

and aging

analysis for
credit risk.
Commodity Price Risk
Coal Price Risk
We

are

exposed

to

domestic

and

global

coal

prices.

Our

principal

philosophy

is

that

our

investors

would

not
consider hedging coal prices to be in the long-term interest of our stockholders. Therefore, any potential hedging
of coal

prices

through

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
20, 2024.
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

As of March 31, 2024, we had $25.6
million

of

outstanding

provisionally

priced receivables

subject

to changes

in

the

relevant

price

index.

If

prices
decreased

10%,

these

provisionally

priced

receivables

would

decrease

by

$2.6

million.

See

Item

1A.

“Risk
Factors—Our profitability

depends upon

the prices

we receive

for our

coal. Prices

for coal

are volatile

and can
fluctuate widely

based upon

a number

of factors

beyond our

control” in

our Annual

Report on

Form 10-K

filed
with the SEC and ASX on February 20, 2024.

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

2024

will

be

purchased

under

fixed-price
contracts or on a spot basis.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

37
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
As of March 31, 2024, we had $249.5 million of fixed rate borrowings and Notes and no variable-rate borrowings outstanding.
We currently do not hedge against interest rate

fluctuations.

Foreign Exchange Risk
A significant portion of our

sales are denominated in US$.

Foreign exchange risk is

the risk that our earnings

or
cash flows are adversely impacted by movements in exchange

rates of currencies that are not in US$.
Our main exposure

is to the

A$-US$ exchange rate

through our Australian

Operations, which have

predominantly
A$ denominated costs. Greater than 70% of expenses incurred at our Australian Operations are denominated in
A$. Approximately 30%

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

would increase reported

total costs and

expenses by approximately

$33.7 million for

the three
months ended March 31, 2024, respectively.
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

period end

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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of March 31, 2024, we had financial assets of $617.7 million, comprising of cash and cash equivalents, trade
receivables, short-term

deposits and

restricted

deposits,

which are

exposed to

counterparty

credit risk.

These
financial assets have been assessed under ASC 326, Financial Instruments – Credit Losses , and a provision for discounting and credit losses of $0.7 million was recorded

as of March 31, 2024.

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

38
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

Form 10-Q March 31, 2024

39
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

31, 2023, filed

with the SEC

and ASX on

February
20, 2024.
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

ended March 31,

2024, no director

or officer (as

defined in Rule 16a-1(f)

promulgated under
the Exchange

Act)

of the

Company
adopted

or
terminated

a “Rule

10b5-1

trading arrangement”

or “
non-Rule
10b5-1

trading arrangement” (as each term is defined in Item

408 of Regulation S-K).

Coronado Global Resources Inc.

Form 10-Q March 31, 2024

40
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

Form 10-Q March 31, 2024

41
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: May 6, 2024