Form 10-Q
period 2024-06-30
Coronado Global Resources Inc.
filed 2024-08-05
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
June 30, 2024
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
Quarterly Report on Form 10-Q for the quarterly period

ended June 30, 2024.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and six months ended June 30, 2024 and 2023
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023
6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Report of Independent Registered Public Accounting Firm
21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
22
Item 3. Quantitative and Qualitative Disclosures About Market Risk
42
Item 4. Controls and Procedures
44
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
45
Item 1A. Risk Factors
45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
45
Item 3. Defaults Upon Senior Securities
45
Item 4. Mine Safety Disclosures
45
Item 5. Other Information
45
Item 6. Exhibits
46
SIGNATURES
47

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

June 30, 2024
December 31,
2023
Current assets:
Cash and cash equivalents

$
264,691
$
339,295
Trade receivables, net

281,621
263,951
Income tax receivable

26,812
44,906
Inventories
4

197,304
192,279
Other current assets
6

109,790
103,609
Total

current assets

880,218
944,040
Non-current assets:
Property, plant and equipment,

net
5

1,529,828
1,506,437
Right of use asset – operating leases, net
8

69,563
80,899
Goodwill

28,008
28,008
Intangible assets, net

3,007
3,108
Restricted deposits
16

67,973
68,660
Deferred income tax assets

28,190
27,230
Other non-current assets
11,995
19,656
Total

assets

$
2,618,782
$
2,678,038
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
99,991
$
113,273
Accrued expenses and other current liabilities
7

244,337
312,705
Asset retirement obligations

15,024
15,321
Contract obligations

39,463
40,722
Lease liabilities
8

21,048
22,879
Interest bearing liabilities
9

1,360
—
Other current financial liabilities
10

4,011
2,825
Total

current liabilities

425,234
507,725
Non-current liabilities:
Asset retirement obligations

150,369
148,608
Contract obligations

44,747
61,192
Deferred consideration liability

285,563
277,442
Interest bearing liabilities
9

260,882
235,343
Other financial liabilities
10

24,433
5,307
Lease liabilities
8

51,650
61,692
Deferred income tax liabilities

100,511
100,145
Other non-current liabilities

39,384
34,549
Total

liabilities

$
1,382,773
$
1,432,003
Common stock $
0.01

par value;
1,000,000,000

shares authorized,
167,645,373

shares issued and outstanding as of June 30, 2024 and
December 31, 2023
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of June 30, 2024 and
December 31, 2023

—
—
Additional paid-in capital

1,093,654
1,094,431
Accumulated other comprehensive losses
14

(106,993)
(89,927)
Retained earnings
247,671
239,854
Total

stockholders’ equity

$
1,236,009
$
1,246,035
Total

liabilities and stockholders’ equity
$
2,618,782
$
2,678,038
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

June 30,
Six months ended

June 30,
Note 2024 2023 2024 2023
Revenues:
Coal revenues $
664,379
$
717,445
$
1,297,372
$
1,455,790
Other revenues
9,449
10,081
44,605
37,450
Total

revenues
3
673,828
727,526
1,341,977
1,493,240
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below)
372,743
380,962
845,263
761,436
Depreciation, depletion and amortization
51,263
38,880
96,612
78,303
Freight expenses
60,704
57,443
117,526
120,796
Stanwell rebate
26,451
29,049
57,902
68,257
Other royalties
87,425
89,949
172,585
175,906
Selling, general, and administrative
expenses

8,646
9,981
17,461
17,755
Total

costs and expenses
607,232
606,264
1,307,349
1,222,453
Other (expense) income:
Interest expense, net
(13,116)
(14,180)
(26,445)
(28,845)
Decrease (increase) in provision for
discounting and credit losses
27
(269)
200
3,719
Other, net
(906)
6,473
11,106
9,515
Total

other expense, net
(13,995)
(7,976)
(15,139)
(15,611)
Income before tax
52,601
113,286
19,489
255,176
Income tax expense 11
(7,401)
(21,975)
(3,290)
(56,005)
Net income attributable to Coronado
Global Resources Inc. $
45,200
$
91,311
$
16,199
$
199,171
Other comprehensive loss, net of income
taxes:
Foreign currency translation adjustments 14
6,222
(7,797)
(17,066)
(12,300)
Total

other comprehensive income (loss)
6,222
(7,797)
(17,066)
(12,300)
Total

comprehensive income attributable
to Coronado Global Resources Inc.

$
51,422
$
83,514
$
(867)
$
186,871
Earnings per share of common stock
Basic 12
0.27
0.54
0.10
1.19
Diluted 12
0.27
0.54
0.10
1.18
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

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
$
202,471
$
1,184,205
Net income —
—
—
—
—
—
45,200
45,200
Other comprehensive income —
—
—
—
—
6,222
—
6,222
Total

comprehensive income
—
—
—
—
—
6,222
45,200
51,422
Share-based compensation for equity
classified awards —
—
—
—
382
—
—
382
Balance June 30, 2024
167,645,373
$
1,677
1
$
—
$
1,093,654
$
(106,993)
$
247,671
$
1,236,009
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

Form 10-Q June 30, 2024

7
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Six months ended
June 30,
2024 2023
Cash flows from operating activities:
Net income $
16,199
$
199,171
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
96,612
78,303
Amortization of right of use asset - operating leases
11,447
2,861
Amortization of deferred financing costs
1,982
966
Non-cash interest expense
16,790
16,324
Amortization of contract obligations
(15,064)
(15,594)
Loss on disposal of property,

plant and equipment
165
359
Gain on operating lease derecognition
(820)
—
Equity-based compensation expense
(777)
981
Deferred income taxes
(1,083)
19,912
Reclamation of asset retirement obligations
(3,059)
(2,035)
Decrease in provision for discounting and credit losses
(200)
(3,719)
Other non-cash adjustments
(6,960)
—
Changes in operating assets and liabilities:
Accounts receivable
(26,392)
117,875
Inventories
(9,379)
(104,742)
Other assets
2,927
(2,313)
Accounts payable
(13,088)
23,335
Accrued expenses and other current liabilities
(71,247)
(2,393)
Operating lease liabilities
(11,105)
(5,001)
Income tax payable
19,167
(105,575)
Change in other liabilities
4,980
5,159
Net cash provided by operating activities
11,095
223,874
Cash flows from investing activities:
Capital expenditures
(123,477)
(104,853)
Purchase of restricted and other deposits
(1,713)
(5,001)
Redemption of restricted and other deposits
2,361
4,780
Net cash used in investing activities
(122,829)
(105,074)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities
49,860
—
Debt issuance costs and other financing costs
(2,261)
—
Principal payments on interest bearing liabilities and other financial liabilities
(1,596)
(1,498)
Principal payments on finance lease obligations
(68)
(64)
Dividends paid
(8,334)
(8,371)
Net cash provided by (used in) financing activities
37,601
(9,933)
Net (decrease) increase in cash and cash equivalents
(74,133)
108,867
Effect of exchange rate changes on cash and cash

equivalents
(471)
(9,166)
Cash and cash equivalents at beginning of period
339,295
334,629
Cash and cash equivalents at end of period $
264,691
$
434,330
Supplemental disclosure of cash flow information:
Cash payments for interest $
15,271
$
14,087
Cash (refund) paid for taxes $
(16,026)
$
138,525
Restricted cash $
251
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

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

Update,

or

ASU,

issued

by

the

Financial
Accounting Standards Board,

or the FASB,

that had a material

impact on the Company’s

consolidated financial
statements.
(b) Accounting Standards Not Yet

Implemented
ASU No. 2023-07

“Segment Reporting” (Topic

280)
: In November

2023, the FASB

issued ASU 2023-07,

which
is intended to

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

No.

2023-09

“Income

Taxes”

(Topic

740)
:

In

December

2023,

the

FASB

issued

ASU

2023-09,

which
modifies

the

rules

on

income

tax

disclosures

to

require

companies

to

disclose

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

Form 10-Q June 30, 2024

9
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

ended June 30, 2024 and

2023 are presented
below:

(in US$ thousands) Australia
United
States
Other and
Corporate Total
Three months ended June 30, 2024
Total

revenues
$
458,491
$
215,337
$
—
$
673,828
Adjusted EBITDA
94,582
34,466
(8,259)
120,789
Total

assets
1,279,668
1,062,234
276,880
2,618,782
Capital expenditures
15,969
48,396
113
64,478
Three months ended June 30, 2023
Total

revenues
$
431,806
$
295,720
$
—
$
727,526
Adjusted EBITDA
54,700
116,487
(9,661)
161,526
Total

assets
1,149,614
1,018,177
519,168
2,686,959
Capital expenditures
16,493
31,044
26
47,563
Six months ended June 30, 2024
Total

revenues
$
894,596
$
447,381
$
—
$
1,341,977
Adjusted EBITDA
68,354
83,694
(16,642)
135,406
Total

assets
1,279,668
1,062,234
276,880
2,618,782
Capital expenditures
35,470
101,188
119
136,777
Six months ended June 30, 2023
Total

revenues
$
830,467
$
662,773
$
—
$
1,493,240
Adjusted EBITDA
67,933
301,529
(17,186)
352,276
Total

assets
1,149,614
1,018,177
519,168
2,686,959
Capital expenditures
23,728
65,208
81
89,017

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

10
The reconciliations

of Adjusted EBITDA to

net income attributable to

the Company for the

three and six months
ended June 30, 2024 and 2023 are as follows:

Three months ended

Six months ended
June 30, June 30,
(in US$ thousands) 2024 2023 2024 2023
Net income $
45,200
$
91,311
$
16,199
$
199,171
Depreciation, depletion and amortization
51,263
38,880
96,612
78,303
Interest expense (net of interest income) (1)
13,116
14,180
26,445
28,845
Income tax expense
7,401
21,975
3,290
56,005
Other foreign exchange gains (2)
2,159
(6,414)
(9,104)
(9,405)
Losses on idled assets (3)
1,677
1,325
2,164
3,076
Increase (decrease) in provision for
discounting and credit losses
(27)
269
(200)
(3,719)
Consolidated Adjusted EBITDA $
120,789
$
161,526
$
135,406
$
352,276
(1)

Includes interest income

of $
4.4

million and $
1.8

million for the three

months ended June 30,

2024 and 2023,

respectively, and $
7.5

million
and $
2.8

million for the six months ended June 30, 2024 and

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
30, 2024 and 2023 are as follows:

Six months ended June 30,
(in US$ thousands) 2024 2023
Capital expenditures per unaudited Condensed Consolidated

Statements of
Cash Flows $
123,477
$
104,853
Accruals for capital expenditures
24,231
6,755
Payment for capital acquired in prior periods
(10,790)
(11,241)
Net movement in deposits to acquire long lead capital

(141)
(11,350)
Capital expenditures per segment detail $
136,777
$
89,017
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

reportable

segments,

as

the

Company

believes

it

best

depicts

the

nature,

amount,

timing

and
uncertainty of revenues and cash flows.

All revenue is recognized at a point in time.

Three months ended June 30, 2024
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
429,506
$
209,855
$
639,361
Thermal coal
19,991
5,027
25,018
Total

coal revenue
449,497
214,882
664,379
Other (1)
8,994
455
9,449
Total $
458,491
$
215,337
$
673,828

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

11

Three months ended June 30, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
403,861
$
257,292
$
661,153
Thermal coal
19,260
37,032
56,292
Total

coal revenue
423,121
294,324
717,445
Other (1)
8,685
1,396
10,081
Total $
431,806
$
295,720
$
727,526

Six months ended June 30, 2024
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
837,809
$
403,386
$
1,241,195
Thermal coal
39,285
16,892
56,177
Total

coal revenue
877,094
420,278
1,297,372
Other (1)(2)
17,502
27,103
44,605
Total $
894,596
$
447,381
$
1,341,977

Six months ended June 30, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
776,380
$
540,314
$
1,316,694
Thermal coal
37,545
101,551
139,096
Total

coal revenue
813,925
641,865
1,455,790
Other (1)(2)
16,542
20,908
37,450
Total $
830,467
$
662,773
$
1,493,240
(1) Other revenue for the Australian segment includes

the amortization of the Stanwell non-market coal

supply contract obligation liability.
(2)

Other

revenue

for

the

U.S.

segment

includes

$
25.0

million

and

$
17.5

million

for

the

six

months

ended

June

30,

2024

and

2023,
respectively, relating to termination fee revenue from coal sales contracts cancelled at our U.S. operations.

4.

Inventories

(in US$ thousands)
June 30,
2024
December 31,
2023
Raw coal $
76,788
$
55,998
Saleable coal
60,830
81,314
Total

coal inventories
137,618
137,312
Supplies and other inventory
59,686
54,967
Total

inventories
$
197,304
$
192,279
Coal inventories measured at its net realizable value

were $
2.6

million and $
2.4

million as at June 30, 2024 and
December 31, 2023, respectively,

and primarily relates to coal designated for deliveries under the Stanwell non-
market coal supply agreement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

12
5.

Property, Plant and

Equipment

(in US$ thousands)
June 30,
2024
December 31,
2023
Land $
28,915
$
28,282
Buildings and improvements
114,173
102,642
Plant, machinery, mining

equipment and transportation vehicles
1,241,850
1,189,088
Mineral rights and reserves
389,868
389,868
Office and computer equipment
10,250
9,771
Mine development
573,209
579,717
Asset retirement obligation asset
86,213
88,384
Construction in process
171,217
143,041
Total

cost of property,

plant and equipment
2,615,695
2,530,793
Less accumulated depreciation, depletion and amortization
1,085,867
1,024,356
Property, plant and

equipment, net
$
1,529,828
$
1,506,437
6. Other Assets

(in US$ thousands)
June 30,
2024
December 31,
2023
Other current assets
Prepayments $
30,502
$
34,175
Long service leave receivable
7,884
8,438
Tax

credits receivable
3,265
3,265
Deposits to acquire capital items
26,198
18,935
Short-term deposits
21,744
21,906
Other
20,197
16,890
Total

other current assets
$
109,790
$
103,609
The Company has

other current assets

which includes prepayments,

favorable mineral leases,

long service leave
receivable,

equipment

deposits,

short-term

deposits

and

coalfield

employment

enhancement

tax

credit
receivable.

Short-term deposits

are term deposits

held with financial

institutions with

maturity greater

than ninety days

and
less than twelve months and do not meet the cash and

cash equivalents criteria.

7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)
June 30,
2024
December 31,
2023
Wages and employee benefits $
38,478
$
42,348
Taxes

other than income taxes
7,896
6,728
Accrued royalties
50,364
45,770
Accrued freight costs
38,120
47,549
Accrued mining fees
97,499
89,622
Acquisition related accruals
—
53,700
Other liabilities
11,980
26,988
Total

accrued expenses and other current liabilities
$
244,337
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

13
8.

Leases
During the six months ended June 30, 2024, the Company entered into a number of agreements to lease mining equipment.

Based

on

the

Company’s

assessment

of

terms

within

these

agreements,

the

Company

classified
these leases as

operating leases. On

mobilization of these

leased mining equipment,

the Company recognized
right-of-use assets and operating lease liabilities of $
13.3

million.
On April 1,

2024, the Company

extinguished
one

of its mining

services contracts for

mining and equipment

assets
used

to

provide

mining

services.

On

extinguishment,

right-of-use

assets

of

$
11.3

million

and

operating

lease
liabilities of $
12.1

million were derecognized.
Information related to the Company’s right-of-use

assets and related lease liabilities are as follows:

Three months ended Six months ended
(in US$ thousands) June 30, 2024 June 30, 2023 June 30, 2024 June 30, 2023
Operating lease costs $
6,918
$
2,972
$
14,486
$
4,055
Cash paid for operating lease
liabilities
4,997
2,921
11,105
5,001
Finance lease costs:
Amortization of right-of-use assets
34
29
67
60
Interest on lease liabilities
1
2
2
6
Total

finance lease costs
$
35
$
31
$
69
$
66

(in US$ thousands)
June 30,
2024
December 31,
2023
Operating leases:
Operating lease right-of-use assets $
69,563
$
80,899
Finance leases:
Property and equipment
371
371
Accumulated depreciation
(371)
(309)
Property and equipment, net
—
62
Current operating lease obligations
21,048
22,811
Operating lease liabilities, less current portion
51,650
61,692
Total

operating lease liabilities
72,698
84,503
Current finance lease obligations
—
68
Finance lease liabilities, less current portion
—
—
Total

Finance lease liabilities
—
68
Current lease obligation
21,048
22,879
Non-current lease obligation
51,650
61,692
Total

Lease liability
$
72,698
$
84,571

June 30,
2024
December 31,

2023
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
-
0.5
Weighted average remaining lease term – operating

leases
3.7
3.7
Weighted Average Discount

Rate
Weighted discount rate – finance lease
-
7.6%
Weighted discount rate – operating lease
8.7%
9.0%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

14
The Company’s operating leases have remaining lease

terms of
1

year to
5

years, some of which include

options
to extend the terms

where the Company deems

it is reasonably certain

the options will be

exercised. Maturities
of lease liabilities as at June 30, 2024, are as follows:

(in US$ thousands)
Operating
Lease
Year ending

December 31,
2024 $
13,144
2025
26,310
2026
18,756
2027
13,906
2028
11,463
Thereafter
790
Total

lease payments
84,369
Less imputed interest
(11,671)
Total

lease liability
$
72,698
9.

Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at June 30, 2024:

(in US$ thousands)
June 30, 2024 December 31, 2023
Weighted Average
Interest Rate at
June 30, 2024
Final
Maturity
10.75% Senior Secured Notes $
242,326
$
242,326
12.14
% (2)
2026
ABL Facility
—
—
2026
Loan - Curragh Housing Transaction
26,783
—
14.14
% (2)
2034
Discount and debt issuance costs
(1)
(6,867)
(6,983)
Total

interest bearing liabilities
262,242
235,343
Less: current portion
1,360
—
Non-current interest-bearing liabilities $
260,882
$
235,343
(1)
Relates to discount and debt issuance costs

in connection with the Notes and Curragh Housing

Transaction loan. Deferred debt
issuance costs incurred in connection with the establishment of the ABL Facility have been included within

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

30, 2024, the

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

Offer:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

15
Period Redemption price
2024
104.03%
2025 and thereafter
100.00%
The carrying

value of

debt issuance

costs, recorded

as a

direct deduction

from the

face amount

of the

Notes,
were $
5.7

million and $
7.0

million at June 30, 2024 and December 31, 2023, respectively.

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

As at June 30,

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
As at June 30, 2024, the Company was in compliance

with all applicable covenants under the ABL Facility.
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
Loan – Curragh Housing Transaction
On

May

16,

2024,

the

Company

completed

an

agreement

for

accommodation

services

and

the

sale

and
leaseback

of

housing

and

accommodation

assets

with

a

regional

infrastructure

and

accommodation

service
provider, or collectively, the Curragh

Housing Transaction. Refer

to Note

10. “Other

Financial Liabilities”

for further
information.
In connection with the Curragh Housing Transaction, the

Company borrowed $
26.9

million (A$
40.4

million) from
the same

regional

infrastructure

and accommodation

service provider.

This amount

was recorded

as “Interest
Bearing Liabilities” in

the unaudited Condensed

Consolidated Balance Sheet.

The amount borrowed

is payable
in equal monthly

installments over

a period of
ten years
, with an

effective interest

rate of
14.14
%. The Curragh
Housing Transaction loan is not subject

to any financial covenants.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

16
The carrying value of the loan, net of issuance costs

of $
1.2

million, was $
26.8

million as at June 30, 2024, $
1.4
million of which is classified as a current liability.
10. Other Financial Liabilities

The following is a summary of other financial liabilities

as at June 30, 2024:

(in US$ thousands)
June 30, 2024
December 31,
2023
Collateralized financial liabilities payable to third-party financing companies
$
6,652
$
8,302
Collateralized financial liabilities - Curragh Housing Transaction
22,938
—
Debt issuance costs
(1,146)
(170)
Total

other financial liabilities
28,444
8,132
Less: current portion
4,011
2,825
Non-current other financial liabilities $
24,433
$
5,307
Collateralized financial liabilities – Curragh Housing Transaction
The Curragh

Housing Transaction

did not

satisfy the

sale criteria

under Accounting

Standards Codification,

or
ASC, 606

– Revenues

from Contracts

with Customers

and was

deemed a

financing arrangement.

As a

result,
proceeds of $
23.0

million (A$
34.6

million) received for

the sale and leaseback

of property,

plant and equipment
owned by the

Company in connection with

the Curragh Housing

Transaction were recognized as

“Other Financial
Liabilities”

on

the

Company’s

unaudited

Condensed

Consolidated

Balance

Sheet.

The

term

of

the

financing
arrangement is
ten years

with an

effective interest

rate of
14.14
%. This

liability will

be settled

in equal

monthly
payments as part of the accommodation services arrangement.
In line

with the

Company’s capital

management strategy,

the Curragh

Housing Transaction

provides additional
liquidity. In

addition, the accommodation services

component of the Curragh Housing

Transaction is anticipated
to enhance the level of service for our employees at our

Curragh Mine.

In

connection

with

the

Curragh

Housing

Transaction,

the

Company

granted

the

counterparty

mortgages

over
certain

leasehold

and

freehold

land.

The

counterparty’s

rights

are

subject

to

a

priority

deed

in

favor

of

the
Company’s

senior

secured

parties

including,

but

not

limited

to,

holders

of

the

Notes,

lenders

under

the

ABL
Facility and Stanwell.

The carrying value of this financial liability, net of issuance costs of $
1.0

million, was $
21.9

million as at June 30,
2024, $
1.2

million of which is classified as a current liability.

11.

Income Taxes
For

the six

months

ended

June 30,

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
The Company’s 2024 estimated

annual effective tax rate

is
17.6
%, which has been favorably

impacted by mine
depletion deductions in the United States.

The Company had an income tax

expense of $
3.3

million based on a
profit before tax of

$
19.5

million for the six

months ended June 30,

2024, which includes a

discrete benefit of $
0.1
million relating to the prior year for the United States.
Income

tax

expense

of

$
56.0

million

for

the

six

months

ended

June

30,

2023

was

calculated

based

on

an
estimated annual effective tax rate of
21.9
% for the period.
The Company utilizes the

“more likely than not”

standard in recognizing

a tax benefit in

its financial statements.
For the

six months

ended June

30, 2024,

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

Form 10-Q June 30, 2024

17
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

by
the weighted-average number

of shares

of common

stock outstanding adjusted

to give

effect to potentially

dilutive
securities.

Basic and diluted earnings per share were calculated as

follows (in thousands, except per share data):
Three months ended June 30, Six months ended June 30,
(in US$ thousands, except per share data) 2024 2023 2024 2023
Numerator:
Net income attributable to Company stockholders

$
45,200
$
91,311
$
16,199
$
199,171
Denominator (in thousands):

Weighted-average shares of common stock
outstanding
167,645
167,645
167,645
167,645
Effects of dilutive shares
666
524
589
458
Weighted average diluted shares of common stock
outstanding
168,311
168,169
168,234
168,103
Earnings Per Share (US$):

Basic
0.27
0.54
0.10
1.19
Dilutive
0.27
0.54
0.10
1.18
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

Form 10-Q June 30, 2024

18
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
June 30, 2024 and December 31, 2023:
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
cost. As of

June 30, 2024,

there were
no

amounts drawn under

the revolving credit

sublimit of the

ABL
Facility.

The

estimated

fair

value

of

the

Notes

as

of

June

30,

2024

was

approximately

$
250.8

million
based upon quoted market prices in a market that is not

considered active (Level 2).
14.

Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive

Losses consists of foreign currency translation adjustment
of subsidiaries for which the functional currency is different to the Company’s functional currency in

U.S. dollar.

Accumulated other comprehensive losses consisted of

the following at June 30, 2024:

(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2023 $
(89,927)
Net current-period other comprehensive loss:
Loss in other comprehensive income before reclassifications

(4,520)
Loss on long-term intra-entity foreign currency transactions
(12,546)
Total

net current-period other comprehensive loss
(17,066)
Balance at June 30, 2024 $
(106,993)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

19
15.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future

minimum royalties

and lease rental

payments under

these leases

as of

June 30, 2024

are as
follows:

(in US$ thousands) Amount
Year ending

December 31,
2024 $
3,711
2025
5,483
2026
5,345
2027
5,306
2028
5,249
Thereafter
25,497
Total $
50,591
Mineral leases are not in

scope of ASC 842 and

continue to be accounted

for under the guidance

in ASC 932,
Extractive Activities – Mining.
(b)

Other commitments
As of June

30, 2024, purchase

commitments for capital

expenditures were $
112.3

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

As of

June
30,

2024,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled

$
699.0

million,

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
For

the

U.S.

Operations

in

order

to

provide

the

required

financial

assurance

for

post

mining

reclamation,

the
Company generally uses

surety bonds. The

Company uses surety

bonds and bank

letters of credit

to collateralize
certain other

obligations including

contractual obligations

under workers’

compensation insurances.

As of June
30, 2024, the Company had outstanding surety bonds of

$
48.8

million and letters of credit of $
16.7

million issued
from our letter of credit sublimit available under the ABL Facility.
For

the

Australian

Operations

as

at

June

30,

2024,

the

Company

had

bank

guarantees

outstanding

of

$
24.2
million, including $
5.0

million issued from the letter of credit sublimit available under the ABL Facility,

primarily in
respect of certain rail and port arrangements of the Company.

As at June 30, 2024, the Company in aggregate had

total outstanding bank guarantees provided of $
41.0

million
to secure its obligations and commitments, including $
21.7

million issued from the ABL Facility.

Future regulatory changes

relating to these

obligations could result

in increased obligations,

additional costs or
additional collateral requirements.
Restricted deposits – cash collateral
As required by certain agreements, the Company had total cash collateral in the form of deposits of $
68.0

million
and $
68.7

million as of June 30, 2024 and December 31, 2023, respectively, to provide back-to-back support for
bank guarantees, other performance

obligations, various other operating agreements and

contractual obligations
under workers compensation insurance.

These deposits are restricted and

classified as non-current assets in

the
unaudited Condensed Consolidated Balance Sheets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2024

20
In accordance

with the

terms of

the ABL

Facility,

the Company

may be

required

to cash

collateralize

the ABL
Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit.
As of

June 30,

2024,
no

letter of

credit had

expired or was

terminated and

as such
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

2024, to file an appeal.
On March 6, 2024,

the Company made an

additional payment, and

paid in full, the stamp

duty assessed by

the
QRO.

The Company disputes

the additional

amount of assessed

stamp duty and,

on March 11,

2024, filed its

appeal
with the Supreme Court of Queensland. The outcome of the appeal remains uncertain.

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
17. Related
‑
Party Transactions
Termination of the SGI Transaction
On September 25, 2023, The Energy & Minerals Group, or EMG, the Company’s controlling stockholder through its ownership of Coronado Group LLC, including through certain of its affiliates and managed funds, advised the
Company

that

it

had

entered

into

a

membership

interest

purchase

agreement,

or

MIPA,

with

Sev.en

Global
Investments a.s., or SGI, to

sell all of their interests

in Coronado Group LLC to

a wholly-owned subsidiary of SGI.

On

June

24,

2024,

EMG

announced

it

terminated

the

MIPA

in

light

of

certain

conditions

not

being

satisfied,
including receipt of regulatory approval, by an outside date for completion of June 22, 2024.
18.

Subsequent Events
On August 5, 2024, the Company’s

Board of Directors declared a bi-annual

fully franked fixed ordinary dividend
of $
8.4

million, or
0.5

cents per CDI.

The dividend will have a record date of August

28, 2024, Australia time, and be payable on September 18, 2024,
Australia time. CDIs will be

quoted “ex” dividend on August

27, 2024, Australia time. The total

ordinary dividend
will be funded from available cash.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

21
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc.

(the

Company)

as

of

June

30,

2024,

the

related

condensed

consolidated

statements

of

operations

and
comprehensive

income

for

the

three

and

six-month

periods

ended

June

30,

2024

and

2023,

the

condensed
consolidated statements

of stockholders’

equity for

the three

and six-month

periods ended

June 30,

2024 and
2023, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and
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
August 5, 2024.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

22
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

Form 10-Q June 30, 2024

23
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

Form 10-Q June 30, 2024

24
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

Mt sold, which we define as Met coal

revenues divided by Met coal
sales volume; (v) average

segment mining costs

per Mt sold,

which we define

as mining costs

divided by sales
volumes (excluding non-produced coal) for the respective segment; (vi) average segment operating costs per Mt
sold, which we define as segment operating costs divided by sales volumes for the respective segment; and (vii)
net cash (or net

debt), which we define

as cash and

cash equivalents (excluding restricted cash)

less outstanding
aggregate principal amount of the Notes and other

interest-bearing loans.
Coal revenues are

shown in our

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

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

25
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
About Coronado Global Resources Inc.
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

Overview
Coronado

performed

strongly

in

the

second

quarter

compared

to

the

first

quarter

of

2024

delivering

higher
quarter-on-quarter production and sales volume. Our Australian Operations benefited from the completion of the historical

pre-strip

waste

deficit

works

resulting

in

the

reduction

of

contractor

fleets

in

late

March

2024

and
improved

dragline

utilization

and

drill

and

blast

performance.

While

acknowledging

its’

tragic

outcome,

the
incident

resulting

in

the

fatality

of

one

of

our

employees

and

the

temporary

suspension

of

operations

at

our
Buchanan mine, our U.S. Operations realized

production and cost improvements in the second

quarter of 2024,
as a result of higher production yield and improved mining conditions

.
Coking

coal

index

prices

continued

to

decline

over

the

second

quarter

of

2024

due

to

improved

supply

from
Australia, post wet

weather events, and

soft seaborne demand

due to monsoon

season in India

and heavy rainfall
in China constraining infrastructure and construction activities.
The Australian Premium Low Volatile

Hard Coking Coal, or AUS PLV

HCC, index price averaged $242.3 per

Mt
for the three months ended

June 30, 2024, $66.1 per Mt

lower, compared to

the three months ended March

31,
2024. The AUS PLV

HCC index averaged $275.6

per Mt for the six months

ended June 30, 2024,

$18.2 per Mt
lower, compared to the six

months ended June 30, 2023.

For the six months ended June 30, 2024,

saleable production of 7.5 MMt was 0.7 MMt lower

compared to the six
months ended

June 30,

2023, primarily

driven by

operational and

geological issues

at our U.S

Operations and
the impacts of weather events on production at our Australia

n

Operations in the first quarter of 2024.
Coal revenues of $1,297.4 million for the six

months ended June 30, 2024, were down

$158.4 million compared
to the

same period

in 2023,

driven by

lower average

realized price

of $199.3

per Mt

sold, compared

to $229.1
per Mt sold for the six months ended June 30, 2023. Lower average realized prices were partially offset by sales volumes that were 0.2 MMt higher

compared to the six months ended

June 30, 2023. Sales volumes were

higher
despite

lower

production

as

we

drew

on

coal

stock

built

at

port

at

the

end

of

December

2023

due

to

port
constraints in Queensland, Australia.

Mining costs for the

six months ended June

30, 2024, were $106.1

million,

or $10.5 per Mt

sold, higher compared
to the corresponding period

in 2023, driven by

unplanned maintenance costs,

continued inflationary impacts

on
labor

and

supply

costs

and

significant

inventory

drawdown

due

to

higher

sales

volumes

exceeding

higher

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

26
production in

the 2024

period, partially

offset

by cost

savings from

demobilizing contractor

fleets in

late March
2024 at our Australian Operations.

Dividends
On

April

4,

2024,

the

Company

settled

its

previously

declared

dividends

of

$8.4

million,

which

were

paid

to
stockholders from available cash.
Liquidity
Coronado had

available liquidity of

$414.4 million as of

June 30, 2024, consisting

of cash and cash

equivalents
(excluding

restricted

cash),

unrestricted

short-term

deposits

of

$21.7

million

and

$128.3

million

of

availability
under our

ABL Facility.

As of

June 30,

2024, our

net debt

position was

$4.7 million

comprising

$269.1 million
aggregate principal amount

of interest-bearing liabilities

outstanding less cash

and cash equivalents

(excluding
restricted cash) of $264.4 million.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate,

or
TRIFR, at

June 30,

2024 was

1.29,
compared to

a rate

of 1.83

at the

end of

December 31,

2023. At

our

U.S.
Operations,

the

twelve-month

rolling

average

Total

Reportable

Incident

Rate,

or

TRIR,

at

June

30,

2024

was
2.26, compared to a rate of

1.44 at the end of December

31, 2023. Reportable rates for

our Australian and U.S.
Operations are below the relevant industry benchmarks.

The health and

safety of our

workforce is our

number one priority

and Coronado continues

to implement safety
initiatives to improve our safety rates every quarter.
Segment Reporting
In accordance with ASC

280, Segment Reporting, we

have adopted the following

reporting segments: Australia
and

the

United

States.

In

addition,

“Other

and

Corporate”

is

not

a

reporting

segment

but

is

disclosed

for

the
purposes of reconciliation to our consolidated financial

statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

27
Three Months Ended June 30, 2024 Compared to Three

Months Ended June 30, 2023
Summary
The financial and operational highlights for the three months ended June 30, 2024 include:
●

Net income for

the three months

ended June 30,

2024, of $45.2

million was $46.1

million lower compared
to

$91.3

million

for

the

three

months

ended

June

30,

2023,

which

was

largely

due

to

lower

average
realized Met price.

●

Average realized Met price

per Mt sold of $194.7 for the

three months ended June 30, 2024,

was $24.8
per Mt sold

lower compared to

average Met realized

price of $219.5

per Mt sold

for the same

period in
2023.

Coking

coal

index

prices

declined

due

to

improved

supply

and

weather

conditions

in

Australia
combined with soft seaborne demand from key Met

coal market such as China and India.

●

Sales volume

of 4.1

MMt for

the three

months

ended

June 30,

2024 was

0.1

MMt

higher against

the
comparative period in 2023, despite saleable production

being 0.1 MMt lower.
●

Adjusted EBITDA for the three months ended June

30, 2024, of $120.8 million, was $40.7
million lower,
compared to

$161.5 million

for the

three months

ended June

30, 2023,

largely due

to lower

coal sales
revenues partially offset by lower operating costs.
●

As of

June

30, 2024,

the

Company had

total available

liquidity of

$414.4

million, consisting

of $264.4
million

cash

and

cash

equivalents

(excluding

restricted

cash),

$21.7

million

of

unrestricted

short-term
deposits and $128.3 million of availability under the ABL

Facility.
Three months ended June 30,
2024 2023 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 664,379 $ 717,445 $ (53,066) (7.4%)
Other revenues 9,449 10,081 (632) (6.3%)
Total

revenues
673,828 727,526 (53,698) (7.4%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 372,743 380,962 (8,219) (2.2%)
Depreciation, depletion and amortization 51,263 38,880 12,383 31.8%
Freight expenses 60,704 57,443 3,261 5.7%
Stanwell rebate 26,451 29,049 (2,598) (8.9%)
Other royalties 87,425 89,949 (2,524) (2.8%)
Selling, general, and administrative expenses

8,646 9,981 (1,335) (13.4%)
Total

costs and expenses
607,232 606,264 968 0.2%
Other income (expenses):
Interest expense, net (13,116) (14,180) 1,064 (7.5%)
Decrease (increase) in provision for
discounting and credit losses 27 (269) 296 (110.0%)
Other, net (906) 6,473 (7,379) (114.0%)
Total

other expenses, net
(13,995) (7,976) (6,019) 75.5%
Net income before tax 52,601 113,286 (60,685) (53.6%)
Income tax expense (7,401) (21,975) 14,574 (66.3%)
Net income attributable to Coronado Global
Resources, Inc. $ 45,200 $ 91,311 $ (46,111) (50.5%)
Coal Revenues
Coal revenues were $664.4 million for

the three months ended June

30, 2024, $53.1 million lower,

compared to
$717.4 million for

the three months

ended June 30,

2023. The decrease

was a result

of lower average

realized
price of $164.0

per Mt sold

for the three

months ended June

30, 2024, compared

to $180.9 per

Mt sold for

the
same period

in 2023,

partially

offset

by higher

sales

volume of

0.1 MMt

for the

three months

ended June

30,
2024.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

28
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total

cost of coal revenues

was $372.7 million for

the three months ended

June 30, 2024, $8.2

million, or 2.2%
lower, compared to $381.0

million for the three months ended June 30, 2023.

Our Australian

Operations contributed

to $9.4

million of

the decrease

in cost

of coal

revenues, primarily

driven
by demobilization

of four

fleets in

late March

2024 following

completion

of the

historical pre-strip

waste deficit
works, and

favorable average

foreign exchange

rates

on translation

of the

Australian Operations

for the

three
months ended June 30, 2024, of A$/US$: 0.66 compared

to 0.67 for the same period in 2023. This was partially
offset by lower build in raw coal stocks and higher

maintenance costs.

Cost of coal revenues for

our U.S. Operations for the three

months ended June 30, 2024, was

$1.2 million higher
compared to the three months ended June 30, 2023, largely

due to lower coal purchases partially offset by lower
sales volumes when compared to the three months ended

June 30, 2023.
Depreciation, Depletion and Amortization
Depreciation,

depletion

and

amortization

was

$51.3

million

for

the

three

months

ended

June

30,

2024,

an
increase of

$12.4 million,

compared

to $38.9

million for

the three

months ended

June 30,

2023. The

increase
was due

to additional

equipment

brought

into service

during the

twelve

months

since June

30, 2023,

partially
offset by favorable average foreign exchange rates

on translation of the Australian Operations.
Freight Expenses
Freight expenses

relate to

costs associated

with rail

and port

providers, including

take-or-pay commitments

at
our

Australian

Operations,

and

demurrage

costs.

Freight

expenses

totaled

$60.7

million

for the

three

months
ended June

30, 2024,

an increase

of $3.3

million, compared

to $57.4

million for

the three

months ended

June
30, 2023, primarily driven by higher coal sales under Free

on Board, or FOB, terms at our U.S. Operations.

Stanwell Rebate
The Stanwell

rebate was

$26.5 million

for the

three months

ended June

30, 2024,

a decrease

of $2.6

million,
compared to $29.0 million for the three months ended

June 30, 2023. The decrease was largely driven by lower
realized reference coal pricing

for the prior

twelve-month period applicable to three

months ended June 30,

2024,
used

to

calculate

the

rebate

compared

to

the

same

period

in

2023,

and

favorable

foreign

exchange

rate

on
translation of our Australian Operations.

Other Royalties
Other royalties were $87.4

million in the three

months ended June 30,

2024, a decrease of

$2.5 million compared
to $89.9 million for the three months ended June 30,

2023 due to lower coal revenues.
Other, net
Other, net

was $0.9 million

for the three

months ended June

30, 2024, a

difference of $7.4

million compared to
a loss of

$6.5 million for

the three

months ended June

30, 2023. The

improvement was

largely driven by

lower
exchange

losses

on

translation

of

short-term

inter-entity

balances

in

certain

entities

within

the

group

that

are
denominated in currencies other than their respective

functional currencies.

Income Tax Expense
Income tax

expense was

$7.4 million

for the

three months

ended June

30, 2024,

a decrease

of $14.6

million,
compared to $22.0

million for

the three months

ended June 30,

2023, driven by

lower income before

tax in the
2024 period.
The income tax

expense for

the three months

ended June 30,

2024 is based

on an annual

effective tax

rate of
17.6%, which has been favorably impacted by mine depletion

in the United States.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

29
Six months ended June 30, 2024 compared to Six

months ended June 30, 2023
Summary
The financial and operational highlights for the six months

ended June 30, 2024 include:
●

Net

income

of

$16.2

million

for

the

six

months

ended

June

30,

2024,

a

decrease

of

$183.0

million,
compared to $199.2 million for the six months ended June 30, 2023. The decrease was a result of lower revenues and higher operating costs partially offset

by lower income tax expenses.
●

Average realized Met price of $199.3 per Mt sold for the six months ended June 30, 2024 was $29.8 per
Mt sold lower

compared to

$229.1 per Mt

sold for

the six

months ended June

30, 2023. The

AUS PLV
HCC

index

averaged

$275.61

per

Mt

for

the

six

months

ended

June

30,

2024,

$18.14

per

Mt

lower
compared to the six months ended June 30, 2023. The downward trend was a result of improved supply from Australia, low steel demand

due to reduced industrial activities from

major economies such as India
and redirection of cheaper Russian Met coal to Asian markets since the second quarter of 2023.

●

Sales volume totaled

7.8 MMt for

the six months

ended June 30,

2024, or 0.2

MMt higher compared

to
7.6 MMt

for the

six months

ended June

30, 2023

despite saleable

production being

0.7 MMt

lower,

as
our operations

drew on

significant coal

inventory built

in December

2023 due

to delays

caused by

our
port infrastructure provider in Australia.

●

Adjusted EBITDA

of $135.4

million for

the six

months ended

June 30,

2024, was

$216.9 million

lower
compared to $352.3 million for the six months ended

June 30, 2023. This decrease was a result of lower
coal revenues and higher operating costs.
●

As of

June

30,

2024,

the

Company

had

net

debt

of

$4.7

million,

consisting

of

closing

cash

and

cash
equivalents (excluding restricted

cash) of $264.4

million and $269.1

million aggregate principal

amount
outstanding of interest-bearing liabilities.

Six months ended June 30,
2024 2023 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 1,297,372 $ 1,455,790 $ (158,418) (10.9%)
Other revenues 44,605 37,450 7,155 19.1%
Total

revenues
1,341,977 1,493,240 (151,263) (10.1%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 845,263 761,436 83,827 11.0%
Depreciation, depletion and amortization 96,612 78,303 18,309 23.4%
Freight expenses 117,526 120,796 (3,270) (2.7%)
Stanwell rebate 57,902 68,257 (10,355) (15.2%)
Other royalties 172,585 175,906 (3,321) (1.9%)
Selling, general, and administrative expenses

17,461 17,755 (294) (1.7%)
Total

costs and expenses
1,307,349 1,222,453 84,896 6.9%
Other income (expenses):
Interest expense, net (26,445) (28,845) 2,400 (8.3%)
Decrease in provision for discounting and credit
losses 200 3,719 (3,519) (94.6%)
Other, net 11,106 9,515 1,591 16.7%
Total

other expenses, net
(15,139) (15,611) 472 (3.0%)
Net income before tax 19,489 255,176 (235,687) (92.4%)
Income tax expense (3,290) (56,005) 52,715 (94.1%)
Net income 16,199 199,171 (182,972) (91.9%)
Net income attributable to Coronado Global
Resources, Inc. $ 16,199 $ 199,171 $ (182,972) (91.9%)

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

30
Coal Revenues
Coal

revenues

were

$1,297.4

million

for

the

six

months

ended

June

30,

2024,

a

decrease

of

$158.4

million,
compared to $1,455.8 million for the six months ended June 30, 2023.

The decrease was largely driven by lower
average realized price of $166.5 per Mt sold

compared to $190.9 per Mt sold for the

six months ended June 30,
2023, due to unfavorable market conditions

causing decline in coking coal index prices.

This was partially offset
by 0.2 MMt higher sales volume compared to the same period

in 2023.

Other Revenues
Other revenues were $44.6 million

for the six months

ended June 30, 2024, an

increase of $7.2 million

compared
to $37.5

million for the six months ended June

30, 2023. This increase was primarily driven

by higher termination
fee revenue from a coal sales contract cancelled at our

U.S. Operations.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Total

cost of

coal revenues

was $845.3

million for

the six

months ended

June 30,

2024, an

increase of

$83.8
million, compared to $761.4 million for the six months

ended June 30, 2023.

Cost of coal revenues

for our Australian

Operations in the

six months ended

June 30, 2024,

were $73.2 million
higher compared

to the

same period

in 2023,

primarily

driven by

higher draw

down of

coal inventory

resulting
from sales

volume exceeding

production in

the six

months ended

June 30,

2024, impact

of inflation

on supply
costs and

higher maintenance

costs due

to mining

equipment

operating at

higher capacity.

This increase

was
partially offset

by demobilization

of four fleets

in late March

2024 following completion

of the historical

pre-strip
waste deficit

works and

favorable foreign

exchange rate

on translation

of our

Australian Operations

for the

six
months ended June 30, 2024, of A$/US$: 0.66 compared

to 0.68 for the same period in 2023.
Cost of coal revenues for our U.S. Operations were

$10.6 million higher for the six months ended

June 30, 2024,
compared to the same period in

2023, largely due to lower build

in inventory as lower production exceeded lower
sales, combined with unplanned maintenance as a result of mechanical and geological issues in the first quarter of 2024.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization was $96.6 million for the six months ended June 30, 2024, an increase
of $18.3 million, as compared to $78.3 million for the six months ended

June 30, 2023. The increase was due to
additional

equipment

brought

into

service

during

the

twelve

months

since

June

30,

2023,

partially

offset

by
favorable average foreign exchange rates

on translation of the Australian Operations.
Freight Expenses
Freight

expenses

totaled

$117.5

million

for

the

six

months

ended

June

30,

2024,

a

decrease

of

$3.3

million
compared to $120.8 million

for the six

months ended June 30,

2023. Our U.S. Operations contributed

$3.5 million
to the decrease due to lower coal sales under FOB

terms compared to the six months ended June 30, 2023.
Stanwell Rebate
The

Stanwell

rebate

was

$57.9

million

for

the

six

months

ended

June

30,

2024,

a

decrease

of

$10.4

million
compared

to

$68.3

million

for the

six

months

ended

June

30,

2023.

The

decrease

was

due

to

lower

realized
reference coal pricing for the prior twelve-month

period applicable to the six months

ended June 30, 2024, used
to calculate the

rebate compared

to the same

period in 2023

and favorable average

foreign exchange

rates

on
translation of the Australian Operations.
Other Royalties
Other

royalties

were

$172.6

million

for

the

six

months

ended

June

30,

2024,

a

decrease

of

$3.3

million,

as
compared to $175.9 million for the six months ended June

30, 2023 due to lower coal revenues.
Income Tax Expense
Income

tax

expense

of

$3.3

million

for

the

six

months

ended

June

30,

2024,

decreased

by

$52.7

million,
compared to

$56.0 million

tax expense

for the

six months

ended June

30, 2023,

primarily driven

by lower

net
income before tax in the 2024 period.

The income

tax expense

for the

six

months

ended June

30, 2024

is based

on

an annual

effective

tax rate

of
17.6%.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

31
Supplemental Segment Financial Data
Three months ended June 30, 2024 compared to three months

ended June 30, 2023
Australia
Three months ended June 30,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 2.7 2.5 0.2 9.3%
Total

revenues ($)
458,491 431,806 26,685 6.2%
Coal revenues ($) 449,497 423,121 26,376 6.2%
Average realized price per Mt sold ($/Mt) 166.7 171.5 (4.8) (2.8)%
Met coal sales volume (MMt) 2.0 1.7 0.3 16.9%
Met coal revenues ($) 429,506 403,861 25,645 6.3%
Average realized Met price per Mt sold ($/Mt) 216.2 237.7 (21.5) (9.0)%
Mining costs ($) 218,897 225,757 (6,860) (3.0)%
Mining cost per Mt sold ($/Mt) 81.7 92.6 (10.9) (11.8)%
Operating costs ($) 364,668 376,380 (11,712) (3.1)%
Operating costs per Mt sold ($/Mt) 135.3 152.6 (17.3) (11.3)%
Segment Adjusted EBITDA ($)

94,582 54,700 39,882 72.9%
Coal revenues for our Australian Operations, for the three months ended June 30, 2024, were $449.5 million, an increase of $26.7

million, or 6.2%,

compared to $423.1

million for the

three months

ended June 30,

2023. This
increase was driven by Met coal sales volume

of 2.0 MMt, 0.3 MMt higher compared

to the three months ended
June

30,

2023.

This

increase

was

partially

offset

by

lower

average

realized

Met

price

of

$21.5

per

Mt

sold
compared to the three months ended June 30, 2023

.
Operating costs of $364.7 million for the three months ended June 30, 2024, were $11.7 million lower compared
to $376.4

million for

the three

months ended

June 30,

2023. The

decrease was

largely driven

by lower

mining
costs attributed

to demobilization

of four

fleets following

completion of

historical pre-strip

waste deficit

works in
March 2024 and favorable average foreign exchange rates

on translation of the Australian Operations.

Segment Adjusted

EBITDA

increased by

$39.9 million,

or 72.9%,

to $94.6

million for

the three

months ended
June 30,

2024, compared

to $54.7

million for

the three

months ended

June 30,

2023, largely

driven by

higher
coal revenues and lower operating costs.
United States
Three months ended June 30,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 1.4 1.5 (0.1) (9.5)%
Total

revenues ($)
215,337 295,720 (80,383) (27.2)%
Coal revenues ($) 214,882 294,324 (79,442) (27.0)%
Average realized price per Mt sold ($/Mt) 158.5 196.4 (37.9) (19.3)%
Met coal sales volume (MMt) 1.3 1.3 — (1.2)%
Met coal revenues ($) 209,855 257,292 (47,437) (18.4)%
Average realized Met price per Mt sold ($/Mt) 161.7 196.0 (34.3) (17.5)%
Mining costs ($) 145,521 133,878 11,643 8.7%
Mining cost per Mt sold ($/Mt) 110.0 93.9 16.1 17.1%
Operating costs ($) 182,655 181,023 1,632 0.9%
Operating costs per Mt sold ($/Mt) 134.7 120.8 13.9 11.5%
Segment Adjusted EBITDA ($)

34,466 116,487 (82,021) (70.4)%
Coal revenues decreased

by $79.4 million,

or 27.0%, to

$214.9 million for

the three months

ended June 30,

2024,
compared to

$294.3 million

for the

three months

ended June

30, 2023.

This decrease

was primarily

driven by
lower sales volume, as we mined through lower yielding of the southern panels at Buchanan, and lower average realized Met price per Mt sold for the three months ended June 30,

2024, $34.3 per Mt sold lower than the 2023
period, due to weakened demand from China and India

.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

32
Mining costs increased

by $11.6

million to $145.5

million for the

three months ended

June 30, 2024,

compared
to the

three months

ended June

30, 2023.

The increase

in mining

costs was

primarily driven

by lower

build in
coal inventory, as lower production exceeded lower sales volume, combined with unplanned maintenance costs.
The increase in

mining costs

was partially

offset by

lower purchased coal

for the

three months ended

June 30,
2024 compared to the same

period in 2023. Mining and

operating costs per Mt sold

for the three months ended
June 30, 2024,

increased by $16.1

per Mt sold

and $13.9 per

Mt sold, respectively, compared to

the three months
ended June 30, 2023.
Segment

Adjusted

EBITDA

of

$34.5

million

for

the

three

months

ended

June

30,

2024,

decreased

by

$82.0
million

compared

to

$116.5

million

for

the

three

months

ended

June

30,

2023,

primarily

driven

by

lower

coal
revenues and higher operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended June 30,
2024 2023 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 8,646 $ 9,981 $ (1,335) (13.4)%
Other, net (387) (320) (67) 20.9%
Total

Corporate and Other Adjusted EBITDA

$ 8,259 $ 9,661 $ (1,402) (14.5)%
Corporate

and

other

costs

of $8.3

million

for the

three

months

ended June

30,

2024,

were $1.4

million

lower
compared to $9.7 million for the three months ended June

30, 2023, due to timing of certain corporate costs.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

33
Mining

and

operating

costs

for

the

three

months

ended

June

30,

2024

compared

to

three

months
ended June 30, 2023
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended June 30, 2024
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 390,576 $ 207,737 $ 8,919 $ 607,232
Less: Selling, general and administrative
expense (23) — (8,623) (8,646)
Less: Depreciation, depletion and amortization (25,885) (25,082) (296) (51,263)
Total operating costs 364,668 182,655 — 547,323
Less: Other royalties (77,462) (9,963) — (87,425)
Less: Stanwell rebate (26,451) — — (26,451)
Less: Freight expenses (37,801) (22,903) — (60,704)
Less: Other non-mining costs (4,057) (4,268) — (8,325)
Total mining costs 218,897 145,521 — 364,418
Sales Volume excluding non-produced

coal
(MMt) 2.7 1.3 — 4.0
Mining cost per Mt sold ($/Mt) 81.7 110.0 — 91.1
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
Less: Stanwell rebate (29,049) — — (29,049)
Less: Freight expenses (37,216) (20,227) — (57,443)
Less: Other non-mining costs (6,633) (14,694) — (21,327)
Total mining costs 225,757 133,878 — 359,635
Sales Volume excluding non-produced

coal
(MMt) 2.4 1.4 — 3.8
Mining cost per Mt sold ($/Mt) 92.6 93.9 — 93.1
Average realized Met price

per Mt sold for

the three months ended

June 30, 2024 compared

to three
months ended June 30, 2023
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended June 30,
2024 2023 Change %
(in US$ thousands)
Met coal sales volume (MMt) 3.3 3.0 0.3 9.0%
Met coal revenues ($) 639,361 661,153 (21,792) (3.3)%
Average realized Met price per Mt sold ($/Mt) 194.7 219.5 (24.8) (11.3)%

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

34
Six months ended June 30, 2024 compared to Six

months ended June 30, 2023
Australia
Six months ended June 30,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 5.2 4.7 0.5 12.1%
Total

revenues ($)
894,596 830,467 64,129 7.7%
Coal revenues ($) 877,094 813,925 63,169 7.8%
Average realized price per Mt sold ($/Mt) 168.2 175.0 (6.8) (3.9)%
Met coal sales volume (MMt) 3.8 3.2 0.6 17.3%
Met coal revenues ($) 837,809 776,380 61,429 7.9%
Average realized Met price per Mt sold ($/Mt) 220.5 239.7 (19.2) (8.0)%
Mining costs ($) 536,762 461,814 74,948 16.2%
Mining cost per Mt sold ($/Mt) 103.5 100.1 3.4 3.4%
Operating costs ($) 827,402 761,607 65,795 8.6%
Operating costs per Mt sold ($/Mt) 158.7 163.7 (5.0) (3.1)%
Segment Adjusted EBITDA ($)

68,354 67,933 421 0.6%
Coal revenues

for our

Australian Operations

for the

six months

ended June

30, 2024,

were $877.1

million, an
increase

of

$63.2

million,

or

7.8%,

compared

to

$813.9

million

for

the

six

months

ended

June

30,

2023.

The
increase was a result

of sales volume that

was 0.5 MMt more

than the six months

ended June 30, 2023,

driven
by the benefits

of drawing

of port inventory

built at the

end of

December 2023

partially offset

by lower average
realized Met price per Mt

sold of $220.5, $19.2

per Mt lower compared

to $239.7 per Mt sold

for the six months
ended June 30, 2023.

Operating costs

increased by

$65.8 million

driven by

higher mining

costs and

offset by

lower Stanwell

rebates
for the six

months ended June

30, 2024. Mining

costs were $74.9

million higher for

the six months

ended June
30, 2024, primarily

driven by higher

draw down of

coal inventory resulting

from higher sales

volume and higher
maintenance costs, partially

offset by the demobilization

of four fleets following

completion of historical

pre-strip
deficit works in late March 2024, and favorable foreign exchange rate on translation of our Australian Operations for the six months ended June

30, 2024 compared to the same

period in 2023. Mining cost per Mt

sold increased
to $103.5

per Mt sold, $3.4 per Mt sold

higher compared to mining cost per

Mt sold of $100.1 for the six

months
ended June 30, 2023.

Adjusted EBITDA for the six months ended June

30, 2024, of $68.4 million is aligned with

the six months ended
June 30, 2023, due to increase in sales volume offset

by increase in operating costs.

United States
Six months ended June 30,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 2.6 3.0 (0.4) (13.3)%
Total

revenues ($)
447,381 662,773 (215,392) (32.5)%
Coal revenues ($) 420,278 641,865 (221,587) (34.5)%
Average realized price per Mt sold ($/Mt) 162.9 215.6 (52.7) (24.8)%
Met coal sales volume (MMt) 2.4 2.5 (0.1) (3.1)%
Met coal revenues ($) 403,386 540,314 (136,928) (25.3)%
Average realized Met price per Mt sold ($/Mt) 166.0 215.5 (49.5) (23.3)%
Mining costs ($) 293,103 261,997 31,106 11.9%
Mining cost per Mt sold ($/Mt) 116.2 92.4 23.8 25.4%
Operating costs ($) 365,874 364,788 1,086 0.3%
Operating costs per Mt sold ($/Mt) 141.8 122.6 19.2 15.3%
Segment Adjusted EBITDA ($)

83,694 301,529 (217,835) (72.2)%
Coal revenues decreased by $221.6 million, or 34.5%, to $420.3 million for the six months ended June 30, 2024,
compared to

$641.9 million

for the six

months ended

June 30,

2023. This

decrease was

primarily due

to lower
average realized

Met price

per Mt sold

for the six

months ended

June 30,

2024 of

$166.0 compared

to $215.5
per Mt sold for

the same period in 2023

combined with lower sales volume as

a result of lower

production caused

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

35
by geological issues impacting production yield at our Buchanan mine and mechanical issues at our Logan mine resulting in production downtime.
Mining costs

of $293.1

million for

the six

months ended

June 30,

2024 were

$31.1 million

higher compared

to
$262.0 million for the

six months ended June 30,

2023, due to lower build in

coal inventory in the first

half of 2024
due to geological and mechanical

issues that impacted production,

more than sale volumes, when

compared to
the same

period in

2023. Mining

and Operating

costs per

Mt sold

increased by

$23.8 and

$19.2, respectively,
due to lower

sales volume

and higher

costs in

the six months

ended June 30,

2024, as

compared to

the same
period in 2023.
Adjusted

EBITDA

of

$83.7

million

decreased

by $217.8

million,

or

72.2%,

for the

six

months

ended

June

30,
2024, compared

to $301.5

million for the

six months

ended June

30, 2023.

This decrease

was primarily

driven
by lower coal revenues.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Six months ended June 30,
2024 2023 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 17,461 $ 17,755 $ (294) (1.7)%
Other, net (819) (569) (250) 43.9%
Total

Corporate and Other Adjusted EBITDA

$ 16,642 $ 17,186 $ (544) (3.2)%
Corporate

and

other

costs

of

$16.6

million

for

the

six

months

ended

June

30,

2024,

were

$0.5

million

lower
compared to $17.2 million for the six months ended June

30, 2023, due to timing of certain corporate costs.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

36
Mining and operating costs

for the Six months

ended June 30, 2024

compared to Six months

ended
June 30, 2023
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Six months ended June 30, 2024
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 874,248 $ 415,083 $ 18,018 $ 1,307,349
Less: Selling, general and administrative
expense (34) — (17,427) (17,461)
Less: Depreciation, depletion and amortization (46,812) (49,209) (591) (96,612)
Total operating costs 827,402 365,874 — 1,193,276
Less: Other royalties (153,450) (19,135) — (172,585)
Less: Stanwell rebate (57,902) — — (57,902)
Less: Freight expenses (71,261) (46,265) — (117,526)
Less: Other non-mining costs (8,027) (7,371) — (15,398)
Total mining costs 536,762 293,103 — 829,865
Sales Volume excluding non-produced

coal
(MMt) 5.2 2.5 — 7.7
Mining cost per Mt sold ($/Mt) 103.5 116.2 — 107.7
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

2024

compared

to

Six
months ended June 30, 2023
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Six months ended June 30,
2024 2023 Change %
(in US$ thousands)
Met coal sales volume (MMt) 6.2 5.7 0.5 8.4%
Met coal revenues ($) 1,241,195 1,316,694 (75,499) (5.7)%
Average realized Met price per Mt sold ($/Mt) 199.3 229.1 (29.8) (13.0)%

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

37
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended June 30, Six months ended June 30,
(in US$ thousands) 2024 2023 2024 2023
Reconciliation to Adjusted EBITDA:
Net income
$
45,200
$
91,311
$
16,199
$
199,171
Add: Depreciation, depletion and amortization 51,263 38,880 96,612 78,303
Add: Interest expense (net of interest income)

13,116 14,180 26,445 28,845
Add: Other foreign exchange losses (gains) 2,159 (6,414) (9,104) (9,405)
Add: Income tax expense 7,401 21,975 3,290 56,005
Add: Losses on idled assets 1,677 1,325 2,164 3,076
Add: (Decrease) increase in provision for
discounting and credit losses (27) 269 (200) (3,719)
Adjusted EBITDA

$
120,789
$
161,526
$
135,406
$
352,276
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

February 20, 2024.

Liquidity as of June 30, 2024 and December 31, 2023

was as follows:
(in US$ thousands) June 30, 2024
December 31,
2023
Cash and cash equivalents, excluding restricted cash

$ 264,439 $ 339,043
Short-term deposits 21,744 21,906
Availability under the ABL Facility (1) 128,256 128,094
Total $ 414,439 $ 489,043
(1)
The ABL

Facility provides

for up

to $150.0

million in

borrowings, including

a $100.0

million sublimit

for the

issuance of
letters of credit, of which $21.7 million has been issued as of

June 30, 2024, and a $70.0 million sublimit as a revolving

credit
facility.

The

letter

of

credit

sublimit

contributes

to

our

liquidity

as

the

Company

has

the

ability

to

replace

cash

collateral,
provided in the

form of restricted

deposits, with letters

of credit allowing

the release of

such restricted deposits

to cash and
cash equivalents.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

38
Our total indebtedness as of June 30, 2024 and December

31, 2023 consisted of the following:
(in US$ thousands) June 30, 2024
December 31,
2023
Current installments of interest bearing liabilities $ 1,481 $ —
Interest bearing liabilities, excluding current installments 267,628 242,326
Current installments of other financial liabilities and finance lease obligations
4,197 2,893
Other financial liabilities and finance lease obligations, excluding current installments 25,393 5,307
Total $ 298,699 $ 250,526
Liquidity
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
As of June 30, 2024,

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

requirements,

contractual

restrictions

and

other

factors.

Refer

to

Part

I,

Item

I.

Financial

Statements,
Note 9. “Interest Bearing Liabilities” for further information.

As of June 30, 2024, we were in compliance with all

applicable covenants under the Indenture.
Loan – Curragh Housing Transaction
On

May

16,

2024,

the

Company

completed

an

agreement

for

accommodation

services

and

the

sale

and
leaseback

of

housing

and

accommodation

assets

with

a

regional

infrastructure

and

accommodation

service
provider, or collectively,

the Curragh Housing Transaction.

The Curragh

Housing Transaction

did not

satisfy the

sale criteria

under ASC

606 –

Revenues

from Contracts
with Customers

and was

deemed a

financing arrangement.

As a

result, the

proceeds of

$23.0 million

(A$34.6
million)

received

for

the

sale

and

leaseback

of

property,

plant

and

equipment

owned

by

the

Company

in
connection

with

the

Curragh

Housing

Transaction

were

recognized

as

“Other

Financial

Liabilities”

on

the
Company’s

unaudited Condensed

Consolidated

Balance Sheet.

The term

of the

financing

arrangement

is ten
years with an effective

interest rate of

14.14%. This liability

will be settled

in equal monthly

payments as part

of
the accommodation service arrangement.
In line

with the

Company’s capital

management strategy,

the Curragh

Housing Transaction

provides additional
liquidity. In

addition, the accommodation services

component of the Curragh Housing

Transaction is anticipated
to enhance the level of service for our employees at our

Curragh Mine.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

39
In connection with the Curragh Housing Transaction,

the Company borrowed $26.9 million (A$40.4 million) from
the same

regional

infrastructure

and accommodation

service provider.

This amount

was recorded

as “Interest
Bearing Liabilities” in

the unaudited Condensed

Consolidated Balance Sheet.

The amount borrowed

is payable
in equal monthly installments over a period of ten years,

with an effective interest rate of 14.14%.

Refer to Part

I, Item I.

Financial Statements,

Note 9. “Interest

Bearing Liabilities”

and Note 10.

“Other Financial
Liabilities” for further information.
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
As at June 30, 2024, letter of credit sublimit had been partially used to issue $21.7 million of bank guarantees on
behalf of the Company and no

amounts were drawn and no letters

of credit were outstanding under the revolving
credit sublimit of

ABL Facility. As at June

30, 2024, the

Company was in

compliance with all

applicable covenants
under the ABL

Facility. Refer to Part

I, Item I.

Financial Statements, Note

9. “Interest Bearing

Liabilities” for further
information.

Surety bonds, letters of credit and bank guarantees
We

are

required

to

provide

financial

assurances

and

securities

to

satisfy

contractual

and

other

requirements
generated in the

normal course of

business. Some of

these assurances are provided

to comply with

state or other
government agencies’ statutes and regulations.

For

the

U.S.

Operations

in

order

to

provide

the

required

financial

assurance

for

post

mining

reclamation,

we
generally

use

surety

bonds.

We

use

surety

bonds

and

bank

letters

of

credit

to

collateralize

certain

other
obligations including contractual

obligations under workers’

compensation insurances.

As of June 30,

2024, we
had outstanding surety bonds of $48.8 million and letters of credit of $16.7 million issued from our letter of credit
sublimit available under the ABL Facility.
For

the

Australian

Operations

as

at

June

30,

2024,

we

have

bank

guarantees

outstanding

of

$24.2

million,
including $5.0 million issued from the letter of credit sublimit available under the ABL Facility, primarily in respect of certain rail and port arrangements of the Company.

As at June

30, 2024,

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

have total

cash collateral

in the

form of

deposits of

$68.0 million

as of
June

30,

2024

to

provide

back-to-back

support

for

bank

guarantees,

financial

payments,

other

performance
obligations,

various

other

operating

agreements

and

contractual

obligations

under

workers

compensation
insurance.

These

deposits

are

restricted

and

classified

as

non-current

assets

in

the

unaudited

Condensed
Consolidated Balance Sheets.

In accordance with the terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent

of

outstanding

letters

of

credit

after

the

expiration

or

termination

date

of

such

letter

of

credit

after

the
expiration or termination date of

such letter of credit. As

of June 30, 2024,

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

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

40
On August 5, 2024, the Company’s

Board of Directors declared a bi-annual

fully franked fixed ordinary dividend
of $8.4 million, or 0.5 cents per CDI.

The dividend will have a record date of August 28,

2024, Australia time, and be payable on September 18, 2024,
Australia time. CDIs will be

quoted “ex” dividend on August

27, 2024, Australia time. The total

ordinary dividend
will be funded from available cash.

Capital Requirements
Our main uses of cash have historically been the

funding of our operations, working capital, capital expenditure, the payment of

interest and dividends.

We intend

to use cash

to fund debt

service payments

on our Notes,

the
ABL

Facility

and

our

other

indebtedness,

to

fund

operating

activities,

working

capital,

capital

expenditures,
including

organic

growth

projects,

partial

redemption

of

the

Notes,

business

or

assets

acquisitions

and,

if
declared, payment of dividends.
Historical Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and

2023, as reported in
the accompanying consolidated financial statements:
Cash Flow
Six months ended June 30,
(in US$ thousands) 2024 2023
Net cash provided by operating activities $ 11,095 $ 223,874
Net cash used in investing activities (122,829) (105,074)
Net cash provided by (used in) financing activities 37,601 (9,933)
Net change in cash and cash equivalents

(74,133) 108,867
Effect of exchange rate changes on cash and cash

equivalents
(471) (9,166)
Cash and cash equivalents at beginning of period 339,295 334,629
Cash and cash equivalents at end of period

$ 264,691 $ 434,330
Operating activities
Net cash provided

by operating activities

was $11.

1

million for the

six months ended

June 30, 2024,

compared
to $223.9

million for

the six

months ended

June 30,

2023. The

decrease in

cash from

operating activities

was
driven by the lower coal revenues, higher

operating costs and the additional

payment of $51.5 million in relation
to the stamp

duty on

Curragh’s acquisition,

including tax

interest, partially

offset by

income tax

refund of

$16.0
million.
Investing activities
Net cash

used in

investing activities

was $122.8

million
for the

six months

ended June

30, 2024,

compared to
$105.1 million

for the

six months

ended June

30, 2023.

Cash spent

on capital

expenditures for

the six

months
ended June

30, 2024,

was $123.5

million, of

which $23.9

million was

related to

the Australian

Operations and
$99.6

million

was

related to

the U.S.

Operations.

The

increase

in

capital

expenditures

was

largely

due to

the
investment in organic growth projects at both our U.S. and

Australian Operations.
Financing activities
Net cash provided by financing activities was $37.6 million for the six months ended June 30, 2024, compared to net cash used in financing activities of $9.9 million for the six months ended June 30, 2023. Included in net cash
provided by

financing activities

for the

six months

ended June

30, 2024

were net

proceeds of

$49.9 million

in
relation to

the Curragh

Housing Transaction,

partially offset

by dividend

payment of

$8.3 million,

repayment of
interest bearing

and other

financial liabilities

of $1.6

million and

payment of

debt issuance

and other

financing
costs of $2.3 million.

Contractual Obligations
There were no

material changes

to our contractual

obligations from

the information

previously provided

in Item
7.

“Management’s

Discussion

and

Analysis

of

Financial

Conditions

and

Results

of

Operations”

of

our

Annual
Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and

ASX on February 20, 2024.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

41
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

for making judgments about the

carrying values of assets and
liabilities

that

are

not

readily

apparent

from

other

sources.

Actual results

may

differ

from

these

estimates.

All
critical accounting estimates

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

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

42
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

2024, we had $14.8
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

Form 10-Q June 30, 2024

43
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

2024, we had $298.7

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

$26.4 million and $60.1
million for the three and six months ended June 30, 2024,

respectively.
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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of June

30, 2024, we

had financial assets

of $636.7 million,

comprising of cash

and cash equivalents,

trade
receivables, short-term deposits and restricted deposits, all of which are exposed to varied levels of counterparty
credit risk. These

financial assets

have been assessed

under ASC 326,
Financial Instruments

– Credit Losses
,
and a provision for discounting and credit losses of $0.7 million was recorded as of June 30, 2024.

Coronado Global Resources Inc.

Form 10-Q June 30, 2024

44
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

Form 10-Q June 30, 2024

45
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal and

regulatory proceedings. For a description of our significant legal proceedings
refer

to

Note 16. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I, Item 1. “Financial

Statements” of

this Quarterly

Report on

Form 10-Q,

which information

is incorporated
by reference herein.
ITEM 1A.

RISK FACTORS
Except as set forth below,

there were no material changes

to the risk factors previously

disclosed in Part I, Item
1A, “Risk Factors,” of

our Annual Report on

Form 10-K for the

year ended December 31,

2023, filed with the

SEC
and ASX on February 20, 2024, or the Form 10-K.

As

previously

disclosed,

on

June

24,

2024,

The

Energy

&

Minerals

Group

announced

that

it

terminated

the
membership interest

purchase agreement

with Sev.en

Global Investments

a.s. in

light of certain

conditions not
being

satisfied,

including

receipt

of

regulatory

approval,

by

an

outside

date

for

completion

of

June

22,

2024.
Accordingly, the risk factors titled:

(i) “
Consummation of the proposed SGI Transaction may constitute a change of

control

under

our

Senior

Secured

Notes

Indenture

and

our

New

ABL

Facility,

which

could

materially

and
adversely affect our business,

financial condition and results of

operations
;” (ii) “
Uncertainty about the effects

of
the

SGI Transaction

may affect

our potential

and

existing

financial

arrangements

and customer

relationships,
including contractual rights triggered

upon a change of control

in connection with the SGI Transaction,

and may
materially and adversely affect our

business, results of operations and

financial condition
;” and (iii) “ Following the
consummation

of

the

SGI

Transaction,

we

expect

that

Coronado

Group

LLC

and

SGI

will

have

significant
influence

over

corporate

matters,

including

control

over

certain

decisions

that

require

the

approval

of
stockholders,
” that were included in the Form 10-K are no longer applicable to the Company.
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

Form 10-Q June 30, 2024

46
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
32.1
Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
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

Form 10-Q June 30, 2024

47
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: August 5, 2024