Form 10-Q
period 2024-09-30
Coronado Global Resources Inc.
filed 2024-11-12
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
September 30, 2024
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

The total number of shares
of the

registrant's common

stock, par

value $0.01

per share,

outstanding on

October 31,

2024, including

shares of

common stock

underlying
CDIs, was
167,645,373
.

Steel starts here.
Quarterly Report on Form 10-Q for the quarterly period

ended September 30, 2024.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2024 and December
31, 2023

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and nine months ended September 30, 2024 and 2023
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023
6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023
8
Notes to Unaudited Condensed Consolidated Financial Statements
9
Report of Independent Registered Public Accounting Firm
23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
24
Item 3. Quantitative and Qualitative Disclosures About Market Risk
45
Item 4. Controls and Procedures
47
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
48
Item 1A. Risk Factors
48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
48
Item 3. Defaults Upon Senior Securities
48
Item 4. Mine Safety Disclosures
48
Item 5. Other Information
48
Item 6. Exhibits
49
SIGNATURES
50

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

September 30,
2024
December 31,
2023
Current assets:
Cash and cash equivalents

$
176,349
$
339,295
Trade receivables, net

274,245
263,951
Income tax receivable

23,592
44,906
Inventories
4

162,309
192,279
Other current assets
5

123,428
103,609
Total

current assets

759,923
944,040
Non-current assets:
Property, plant and equipment,

net
6

1,582,212
1,506,437
Right of use asset – operating leases, net
8

75,025
80,899
Goodwill

28,008
28,008
Intangible assets, net

2,956
3,108
Restricted deposits
16

68,551
68,660
Deferred income tax assets

62,966
27,230
Other non-current assets
12,117
19,656
Total

assets

$
2,591,758
$
2,678,038
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
102,089
$
113,273
Accrued expenses and other current liabilities
7

234,036
312,705
Asset retirement obligations

15,448
15,321
Contract obligations

41,258
40,722
Lease liabilities
8

16,224
22,879
Interest bearing liabilities
9

1,471
—
Other current financial liabilities
10

4,301
2,825
Total

current liabilities

414,827
507,725
Non-current liabilities:
Asset retirement obligations

155,159
148,608
Contract obligations

38,585
61,192
Deferred consideration liability

308,191
277,442
Interest bearing liabilities
9

262,311
235,343
Other financial liabilities
10

24,460
5,307
Lease liabilities
8

62,745
61,692
Deferred income tax liabilities

106,906
100,145
Other non-current liabilities

41,926
34,549
Total

liabilities

$
1,415,110
$
1,432,003
Common stock $
0.01

par value;
1,000,000,000

shares authorized,
167,645,373

shares issued and outstanding as of September 30, 2024
and December 31, 2023
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of September 30, 2024
and December 31, 2023

—
—
Additional paid-in capital

1,094,356
1,094,431
Accumulated other comprehensive losses
14

(87,677)
(89,927)
Retained earnings
168,292
239,854
Total

stockholders’ equity

$
1,176,648
$
1,246,035
Total

liabilities and stockholders’ equity
$
2,591,758
$
2,678,038
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

September 30,
Nine months ended

September 30,
Note 2024 2023 2024 2023
Revenues:
Coal revenues $
600,703
$
707,303
$
1,898,075
$
2,163,093
Other revenues
7,512
10,527
52,117
47,977
Total

revenues
3
608,215
717,830
1,950,192
2,211,070
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below)
466,113
501,471
1,311,377
1,262,907
Depreciation, depletion and amortization
45,559
34,749
142,171
113,052
Freight expenses
66,126
71,746
183,652
192,542
Stanwell rebate
25,391
37,100
83,293
105,357
Other royalties
63,020
92,700
235,605
268,606
Selling, general, and administrative
expenses

9,174
12,221
26,635
29,976
Total

costs and expenses
675,383
749,987
1,982,733
1,972,440
Other (expense) income:
Interest expense, net
(15,808)
(14,496)
(42,253)
(43,341)
Loss on debt extinguishment
—
(1,385)
—
(1,385)
(Increase) decrease in provision for
discounting and credit losses
(43)
536
157
4,255
Other, net
(19,749)
8,189
(8,643)
17,704
Total

other expense, net
(35,600)
(7,156)
(50,739)
(22,767)
(Loss) income before tax
(102,768)
(39,313)
(83,280)
215,863
Income tax benefit (expense) 11
31,771
18,230
28,482
(37,775)
Net (loss) income attributable to
Coronado Global Resources Inc. $
(70,997)
$
(21,083)
$
(54,798)
$
178,088
Other comprehensive loss, net of income
taxes:
Foreign currency translation adjustments 14
19,316
(18,247)
2,250
(30,547)
Total

comprehensive income (loss)
19,316
(18,247)
2,250
(30,547)
Total

comprehensive (loss) income
attributable to Coronado Global
Resources Inc.

$
(51,681)
$
(39,330)
$
(52,548)
$
147,541
(Loss) earnings per share of common stock
Basic 12
(0.42)
(0.13)
(0.33)
1.06
Diluted 12
(0.42)
(0.13)
(0.33)
1.06
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

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
$
247,671
$
1,236,009
Net loss —
—
—
—
—
—
(70,997)
(70,997)
Other comprehensive income —
—
—
—
—
19,316
—
19,316
Total

comprehensive income (loss)
—
—
—
—
—
19,316
(70,997)
(51,681)
Share-based compensation for equity
classified awards —
—
—
—
702
—
—
702
Dividends —
—
—
—
—
—
(8,382)
(8,382)
Balance September 30, 2024
167,645,373
$
1,677
1
$
—
$
1,094,356
$
(87,677)
$
168,292
$
1,176,648

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

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

Form 10-Q September 30, 2024

8
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Nine months ended
September 30,
2024 2023
Cash flows from operating activities:
Net (loss) income $
(54,798)
$
178,088
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
142,171
113,052
Impairment of non-core assets
10,585
—
Amortization of right of use asset - operating leases
16,795
6,894
Amortization of deferred financing costs
3,020
1,595
Loss on debt extinguishment
—
1,385
Non-cash interest expense
25,824
24,748
Amortization of contract obligations
(22,163)
(23,896)
Loss on disposal of property,

plant and equipment
165
393
Gain on derecognition of operating lease
(820)
—
Equity-based compensation expense
(75)
1,563
Deferred income taxes
(27,335)
13,140
Reclamation of asset retirement obligations
(6,313)
(3,168)
Decrease in provision for discounting and credit losses
(157)
(4,255)
Other non-cash adjustments
837
—
Changes in operating assets and liabilities:
Accounts receivable
(13,621)
147,956
Inventories
29,958
(54,704)
Other assets
(5,947)
(5,197)
Accounts payable
(13,138)
25,676
Accrued expenses and other current liabilities
(85,576)
(69,303)
Operating lease liabilities
(15,812)
(9,311)
Income tax payable
20,627
(128,418)
Change in other liabilities
7,245
7,443
Net cash provided by operating activities
11,472
223,681
Cash flows from investing activities:
Capital expenditures
(201,147)
(182,442)
Purchase of restricted and other deposits
(2,102)
(26,836)
Redemption of restricted and other deposits
2,362
26,250
Net cash used in investing activities
(200,887)
(183,028)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities
49,860
—
Debt issuance costs and other financing costs
(2,261)
(3,420)
Principal payments on interest bearing liabilities and other financial liabilities
(2,969)
(2,732)
Principal payments on finance lease obligations
(68)
(98)
Dividends paid
(16,679)
(16,755)
Net cash provided by (used in) financing activities
27,883
(23,005)
Net (decrease) increase in cash and cash equivalents
(161,532)
17,648
Effect of exchange rate changes on cash and cash

equivalents
(1,414)
(15,180)
Cash and cash equivalents at beginning of period
339,295
334,629
Cash and cash equivalents at end of period $
176,349
$
337,097
Supplemental disclosure of cash flow information:
Cash payments for interest $
17,610
$
14,598
Cash (refund) paid for taxes $
(21,285)
$
148,775
Restricted cash $
251
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

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

U.S.

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

20, 2024.

(a) Newly Adopted Accounting Standards
During

the

period,

there

has

been

no

new

Accounting

Standards

Update,

or

ASU,

issued

by

the

Financial
Accounting Standards Board,

or the FASB,

that had a material

impact on the Company’s

consolidated financial
statements.
(b) Accounting Standards Not Yet

Implemented
ASU No. 2023-07

“Segment Reporting” (Topic

280)
: In November

2023, the FASB

issued ASU 2023-07,

which
is intended to

improve reportable segment

disclosure requirements through

enhanced disclosures of

significant
segment expenses.

The guidance

is effective

for fiscal

years beginning

after December

15, 2023,

and interim
periods within fiscal

years beginning after

December 31, 2024.

Early adoption is

permitted. The updated standard
is to be

applied retrospectively

to all prior

periods presented

in the financial

statements. The

Company expects
the updated standard to impact only the financial

statement disclosures with no impact on the Company’s results of operations, cash flows and financial position.
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

Form 10-Q September 30, 2024

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

U.S.,

or U.S.
Operations, comprise
two

100%-owned

producing

mine complexes

(Buchanan

and Logan),
one

100%-owned
idled mine complex (Greenbrier) and
two

development properties (Mon Valley

and Russell County).

The Company operates its

business along
two

reportable segments: Australia

and the U.S. The

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
United
States
Other and
Corporate Total
Three months ended September 30, 2024
Total

revenues
$
365,953
$
242,262
$
—
$
608,215
Adjusted EBITDA
(51,978)
41,628
(8,773)
(19,123)
Total

assets
1,257,617
1,091,966
242,175
2,591,758
Capital expenditures
32,190
35,267
2,084
69,541
Three months ended September 30, 2023
Total

revenues
$
455,774
$
262,056
$
—
$
717,830
Adjusted EBITDA
(32,353)
47,630
(11,899)
3,378
Total

assets
1,217,712
1,012,399
302,905
2,533,016
Capital expenditures
10,625
50,709
173
61,507
Nine months ended September 30, 2024
Total

revenues
$
1,260,549
$
689,643
$
—
$
1,950,192
Adjusted EBITDA
16,377
125,322
(25,417)
116,282
Total

assets
1,257,617
1,091,966
242,175
2,591,758
Capital expenditures
67,618
136,472
2,202
206,292
Nine months ended September 30, 2023
Total

revenues
$
1,286,242
$
924,828
$
—
$
2,211,070
Adjusted EBITDA
35,580
349,160
(29,088)
355,652
Total

assets
1,217,712
1,012,399
302,905
2,533,016
Capital expenditures
34,352
115,917
253
150,522

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

11
The reconciliations

of Adjusted EBITDA

to net (loss)

income attributable to

the Company for

the three and

nine
months ended September 30, 2024 and 2023 are as follows:

Three months ended

Nine months ended
September 30, September 30,
(in US$ thousands) 2024 2023 2024 2023
Net (loss) income $
(70,997)
$
(21,083)
$
(54,798)
$
178,088
Depreciation, depletion and amortization
45,559
34,749
142,171
113,052
Interest expense (net of interest income) (1)
15,808
14,496
42,253
43,341
Income tax (benefit) expense
(31,771)
(18,230)
(28,482)
37,775
Other foreign exchange gains (2)
10,190
(7,859)
1,086
(17,265)
Loss on extinguishment of debt
—
1,385
—
1,385
Impairment of non-core assets (3)
10,585
—
10,585
—
Losses on idled assets (4)
1,460
456
3,624
3,531
Increase (decrease) in provision for
discounting and credit losses
43
(536)
(157)
(4,255)
Consolidated Adjusted EBITDA $
(19,123)
$
3,378
$
116,282
$
355,652
(1)

Includes interest income

of $
3.1

million and $
2.0

million for the

three months ended

September 30, 2024

and 2023, respectively, and

$
10.6
million and $
4.7

million for the nine months ended September

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
(3)

During the three

and nine months

ended September 30,

2024, the Company

recognized an impairment charge

of $
10.6

million against
property,

plant and

equipment relating

to

a long-standing

non-core idled

asset within

the U.S.

Operations. This

impairment charge

was
recognized based on a conditional purchase

offer received and accepted by

the Company and is included in

“Other, net” on

the unaudited
Consolidated Statement of Operations and Comprehensive Income. Satisfaction

of conditions precedent and completion

of a sale remains
uncertain and as such this idled asset remains

classified as held and used as of September 30,

2024.

(4)

These losses relate to an idled non-core

asset.

The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed

on

the

unaudited

Condensed

Consolidated

Statements

of

Cash

Flows

for

the

nine

months

ended
September 30, 2024 and 2023 are as follows:

Nine months ended September 30,
(in US$ thousands) 2024 2023
Capital expenditures per unaudited Condensed Consolidated

Statements of
Cash Flows $
201,147
$
182,442
Accruals for capital expenditures
20,630
898
Payment for capital acquired in prior periods
(10,790)
(11,241)
Net movement in deposits to acquire long lead capital

(4,695)
(21,577)
Capital expenditures per segment detail $
206,292
$
150,522
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

reportable

segments,

as

the

Company

believes

it

best

depicts

the

nature,

amount,

timing

and
uncertainty of revenues and cash flows.

All revenue is recognized at a point in time.

Three months ended September 30, 2024
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
334,594
$
237,101
$
571,695
Thermal coal
24,058
4,950
29,008
Total

coal revenue
358,652
242,051
600,703
Other (1)
7,301
211
7,512
Total $
365,953
$
242,262
$
608,215

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

Three months ended September 30, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
419,032
$
232,870
$
651,902
Thermal coal
27,783
27,618
55,401
Total

coal revenue
446,815
260,488
707,303
Other (1)
8,959
1,568
10,527
Total $
455,774
$
262,056
$
717,830

Nine months ended September 30, 2024
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
1,172,404
$
640,488
$
1,812,892
Thermal coal
63,342
21,841
85,183
Total

coal revenue
1,235,746
662,329
1,898,075
Other (1)(2)
24,803
27,314
52,117
Total $
1,260,549
$
689,643
$
1,950,192

Nine months ended September 30, 2023
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
1,195,413
$
773,184
$
1,968,597
Thermal coal
65,328
129,168
194,496
Total

coal revenue
1,260,741
902,352
2,163,093
Other (1)(2)
25,501
22,476
47,977
Total $
1,286,242
$
924,828
$
2,211,070
(1) Other revenue for the Australian segment includes

the amortization of the Stanwell non-market coal

supply contract obligation liability.
(2) Other revenue for the U.S. segment

includes $
25.0

million and $
17.5

million for the nine months ended September 30,

2024 and 2023,
respectively, relating to termination fee revenue from coal sales contracts cancelled at our U.S. operations.

4.

Inventories

(in US$ thousands)
September 30,
2024
December 31,
2023
Raw coal $
51,569
$
55,998
Saleable coal
52,496
81,314
Total

coal inventories
104,065
137,312
Supplies and other inventory
58,244
54,967
Total

inventories
$
162,309
$
192,279
Coal inventories measured at

its net realizable value

were $
2.0

million and $
2.4

million as at September

30, 2024
and December 31, 2023,

respectively,

and primarily relates

to coal designated for

deliveries under the Stanwell
non-market coal supply agreement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

13
5. Other Assets

(in US$ thousands)
September 30,
2024
December 31,
2023
Other current assets
Prepayments $
37,359
$
34,175
Long service leave receivable
8,235
8,438
Tax

credits receivable
3,265
3,265
Deposits to acquire capital items
30,449
18,935
Short-term deposits
21,976
21,906
Other
22,144
16,890
Total

other current assets
$
123,428
$
103,609
Short-term deposits

are term deposits

held with financial

institutions with

maturity greater

than ninety days

and
less than twelve months and do not meet the cash and

cash equivalents criteria.

6.

Property, Plant and

Equipment

(in US$ thousands)
September 30,
2024
December 31,
2023
Land $
29,509
$
28,282
Buildings and improvements
119,189
102,642
Plant, machinery, mining

equipment and transportation vehicles
1,306,492
1,189,088
Mineral rights and reserves
389,868
389,868
Office and computer equipment
10,565
9,771
Mine development
600,645
579,717
Asset retirement obligation asset
89,309
88,384
Construction in process
197,105
143,041
Total

cost of property,

plant and equipment
2,742,682
2,530,793
Less accumulated depreciation, depletion and amortization
1,160,470
1,024,356
Property, plant and

equipment, net
$
1,582,212
$
1,506,437
7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)
September 30,
2024
December 31,
2023
Wages and employee benefits $
49,011
$
42,348
Taxes

other than income taxes
8,451
6,728
Accrued royalties
23,585
45,770
Accrued freight costs
28,592
47,549
Accrued mining fees
111,160
89,622
Acquisition related accruals
—
53,700
Other liabilities
13,237
26,988
Total

accrued expenses and other current liabilities
$
234,036
$
312,705
Acquisition related accruals

of $
53.7

million (A$
79.0

million) as at December

31, 2023, related to

the remaining
estimated stamp duty payable on the Curragh acquisition.

On March 6, 2024, the Company paid the outstanding
assessed

stamp

duty

and

tax

interest

to

the

Queensland

Revenue

Office,

or

QRO.

Refer

to

Note

16.
“Contingencies” for further information.
8.

Leases
During the nine months ended September 30, 2024,

the Company entered into a number of

agreements to lease
mining

equipment.

Based

on

the

Company’s

assessment

of

terms

within

these

agreements,

the

Company
classified these

leases as

operating leases.

On mobilization

of these

leased

mining

equipment,

the Company
recognized right-of-use assets and operating lease liabilities of $
14.5

million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

On April 1,

2024, the Company

extinguished
one

of its mining

services contracts for

mining and equipment

assets
used

to

provide

mining

services.

On

extinguishment,

right-of-use

assets

of

$
11.3

million

and

operating

lease
liabilities of $
12.1

million were derecognized.
On September 1, 2024,

the Company modified
one

of its mining equipment

lease contracts to

extend the lease
term. Upon modification, the Company recognized additional right-of-use assets and operating lease liabilities of
$
6.4

million.

Information related to the Company’s right-of-use

assets and related lease liabilities are as follows:

Three months ended Nine months ended
(in US$ thousands)
September 30,
2024
September 30,
2023
September 30,
2024
September 30,
2023
Operating lease costs $
6,925
$
5,200
$
21,411
$
9,697
Cash paid for operating lease
liabilities
4,707
4,310
15,812
9,311
Finance lease costs:
Amortization of right-of-use assets
—
32
67
92
Interest on lease liabilities
—
2
2
8
Total

finance lease costs
$
—
$
34
$
69
$
100

(in US$ thousands)
September 30,
2024
December 31,
2023
Operating leases:
Operating lease right-of-use assets $
75,025
$
80,899
Finance leases:
Property and equipment
371
371
Accumulated depreciation
(371)
(309)
Property and equipment, net
—
62
Current operating lease obligations
16,224
22,811
Operating lease liabilities, less current portion
62,745
61,692
Total

operating lease liabilities
78,969
84,503
Current finance lease obligations
—
68
Finance lease liabilities, less current portion
—
—
Total

Finance lease liabilities
—
68
Current lease obligation
16,224
22,879
Non-current lease obligation
62,745
61,692
Total

Lease liability
$
78,969
$
84,571

September 30,
2024
December 31,

2023
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
-
0.5
Weighted average remaining lease term – operating

leases
4.3
3.7
Weighted Average Discount

Rate
Weighted discount rate – finance lease
-
7.6%
Weighted discount rate – operating lease
9.0%
9.0%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

15
The Company’s

operating leases

have remaining

lease terms

of
one year

to
five years
, some of

which include
options to

extend

the terms

where the

Company

deems

it is

reasonably

certain

the options

will

be exercised.
Maturities of lease liabilities as at September 30, 2024, are as follows:

(in US$ thousands)
Operating
Lease
Year ending

December 31,
2024 $
5,463
2025
21,869
2026
21,679
2027
20,629
2028
17,785
Thereafter
4,686
Total

lease payments
92,111
Less imputed interest
(13,142)
Total

lease liability
$
78,969
9.

Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at September 30, 2024:

(in US$ thousands)
September 30, 2024 December 31, 2023
Weighted Average
Interest Rate at
September 30, 2024
Final
Maturity
10.750% Senior Secured Notes $
242,326
$
242,326
12.14
%
(2)
2026
ABL Facility
—
—
2026
Loan - Curragh Housing Transaction
27,663
—
14.14
% (2)
2034
Discount and debt issuance costs
(1)
(6,207)
(6,983)
Total

interest bearing liabilities
263,782
235,343
Less: current portion
1,471
—
Non-current interest-bearing liabilities $
262,311
$
235,343
(1)
Relates to discount and debt issuance costs

in connection with the Existing Notes and Curragh

Housing Transaction loan (as defined
below). Deferred debt issuance costs incurred in connection

with the establishment of the ABL Facility have

been included within "Other
non-current assets" in the unaudited Condensed Consolidated

Balance Sheet.
(2)

Represents the effective interest rate.

10.750% Senior Secured Notes
As of

September 30,

2024, the

Company’s

aggregate principal

amount of

the
10.750
% Senior

Secured Notes
due 2026, or the

Existing Notes, outstanding

was $
242.3

million. As of September

30, 2024, the Existing

Notes
were senior secured obligations of the Company.
As of

September

30,

2024,

the Company

was

in

compliance

with

all applicable

covenants

under

the

Existing
Notes Indenture.
The carrying value

of debt issuance

costs, recorded

as a direct

deduction from the

face amount of

the Existing
Notes, were $
5.0

million and $
7.0

million at September 30, 2024 and December 31,

2023, respectively.
On October 2,

2024, the Company

completed a refinancing

initiative (as explained

below) and redeemed

in full
all of the outstanding Existing Notes. The redemption

price for the Existing Notes was $
252.1

million, equivalent
to
104.03
% of

the aggregate

principal amount

thereof, plus

accrued and

unpaid interest,

to, but

excluding the
repurchase date.

In connection

with the

extinguishment

of the

Existing Notes,

the Company

recognized in

the
fourth quarter of 2024 a loss on early extinguishment

of debt of $
14.8

million.
Refinance update – 9.250% Senior Secured Notes due

in 2029
On October

2, 2024,

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

Form 10-Q September 30, 2024

collectively with the Company,

as the Guarantors, and Wilmington Trust, National

Association, as trustee, or the
Trustee, and

as priority lien

collateral trustee, relating

to the issuance

by the Issuer

of $
400.0

million aggregate
principal amount of
9.250
% Senior Secured Notes due 2029, or the New Notes.

The New Notes were issued

at par and bear interest

at a rate of
9.250
% per annum. Interest on

the New Notes
is payable semi-annually in

arrears on April 1 and

October 1 of each year,

commencing April 1, 2025.

The New
Notes mature on October 1, 2029 and are senior secured

obligations of the Issuer.

The New

Notes are

guaranteed on

a senior

secured basis

by the

Company and

its wholly-owned

subsidiaries
(other than the Issuer) (subject to certain exceptions and permitted liens) and secured by (i) a first-priority lien on
substantially all of assets of the Company and each Guarantor (other than accounts receivable and certain other rights to payment, inventory, certain investment property,

certain general intangibles and commercial tort claims,
deposit

accounts,

securities

accounts

and

other

related

assets,

chattel

paper,

letter

of

credit

rights,

certain
insurance proceeds, intercompany indebtedness and certain other assets related to the foregoing and proceeds
and

products

of

each

of

the

foregoing,

collectively,

the

“ABL

Priority

Collateral”,

and

other

rights

to

payment,
inventory,

intercompany

indebtedness,

certain

general

intangibles

and

commercial

tort

claims,

commodities
accounts, securities accounts and other related assets and products of each of the foregoing, or, collectively, the
ABL Collateral), and

(ii) a second

priority lien on

the ABL Priority

Collateral, which is

junior to a

first-priority lien
for the benefit of the lenders and

other creditors under the Company’s asset-based revolving credit facility, dated as of May 8, 2023, or the ABL Facility,

in each case, subject to certain exceptions and permitted

liens.

The Company used the net proceeds from the New Notes to redeem all of the Company’s

Existing Notes and to
pay related

fees and

expenses in connection

with the

offering of the

New Notes

and the

redemption of

the Existing
Notes, and the Company intends to use the remaining

net proceeds for general corporate purposes.
The terms

of the

New Notes

are governed

by the

Indenture. The

Indenture contains

customary covenants

for
high

yield

bonds,

including,

but

not

limited

to,

limitations

on

investments,

liens,

indebtedness,

asset

sales,
transactions with affiliates and restricted payments,

including payment of dividends on capital stock.

Upon the occurrence of

a “Change of Control”,

as defined in the

Indenture, the Issuer is

required to make an

offer
to

repurchase

the

New

Notes

at
101
%

of

the

aggregate

principal

amount

thereof,

plus

accrued

and

unpaid
interest, if any, to, but excluding, the repurchase

date. The Issuer also has the right to redeem the New Notes at
101
% of the

aggregate principal amount

thereof, plus accrued

and unpaid interest,

if any,

to, but excluding,

the
repurchase date, following the occurrence of

a Change of Control, provided that

the Issuer redeems at least
90
%
of the

New Notes

outstanding prior

to such

Change of

Control. Upon

the occurrence

of certain

changes in

tax
law (as described in the Indenture), the Issuer may redeem any of the New Notes at a redemption price equal to
100
% of the principal amount of the

New Notes to be redeemed plus accrued

and unpaid interest, if any,

to, but
excluding, the redemption date.

The Issuer may redeem any of

the New Notes beginning on October

1, 2026. The initial redemption price

of the
New Notes is
104.625
% of their principal amount,

plus accrued and unpaid interest,

if any,

to, but excluding the
redemption

date.

The

redemption

price

will

decline

each

year

after October

1,

2026, and

will

be
100
% of

the
principal amount of the New Notes, plus accrued and

unpaid interest, beginning on October 1, 2028. The Issuer
may also redeem up to
40
% of the aggregate principal amount the New Notes on one or more occasions prior to
October 1, 2026 at a

price equal to
109.250
% of the principal amount thereof plus

a “make-whole” premium, plus
accrued and unpaid interest, if any,

to, but excluding, the redemption date.

At any time and from

time to time on

or prior to October

1, 2026, the Issuer

may redeem in the

aggregate up to
40
% of the

original aggregate principal

amount of the

New Notes (calculated

after giving effect

to any issuance
of

additional

New

Notes)

with

the

net

cash

proceeds

of

certain

equity

offerings,

at

a

redemption

price

of
109.250
%, plus

accrued and

unpaid interest,

if any,

to, but

excluding, the

redemption date,

so long

as at

least
60
%

of

the

aggregate

principal

amount

of

the

New

Notes

(calculated

after

giving

effect

to

any

issuance

of
additional

New Notes)

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
25
% in aggregate principal amount of the then-outstanding
New Notes to accelerate, or

in certain cases, will automatically cause

the acceleration of, the amounts due

under
the New Notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

Asset Based Revolving Credit Facility

On May 8, 2023, the Company entered into the ABL

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
Borrowings under

the ABL

Facility bear

interest at

a rate

per annum

equal to

an applicable

rate of
2.80
% plus
Bank

Bill Swap

Bid Rate,

or BBSY,

for

loans

denominated

in

A$,

or

the

Secured

Overnight

Finance

Rate,

or
SOFR, for loans denominated in US$, at the Company’

s

election.

As

at

September

30,

2024,

the

letter

of

credit

sublimit

had

been

partially

used

to

issue

$
22.0

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
As at September 30, 2024,

the Company was in compliance

with all applicable covenants under the

ABL Facility.
Under the terms of the

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
In connection with the Curragh Housing Transaction, the

Company borrowed $
26.9

million (A$
40.4

million) from
the same

regional

infrastructure

and accommodation

service provider.

This amount

was recorded

as “Interest
Bearing Liabilities” in

the unaudited Condensed

Consolidated Balance Sheet.

The amount borrowed

is payable
in equal monthly

installments over

a period of
ten years
, with an

effective interest

rate of
14.14
%. The Curragh
Housing Transaction loan is not subject

to any financial covenants.
The carrying value of the loan,

net of issuance costs of $
1.2

million, was $
26.4

million as at September 30, 2024,
$
1.6

million of which is classified as a current liability.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

18
10. Other Financial Liabilities

The following is a summary of other financial liabilities

as at September 30, 2024:

(in US$ thousands)
September 30,
2024
December 31,
2023
Collateralized financial liabilities payable to third-party financing companies
$
6,219
$
8,302
Collateralized financial liabilities - Curragh Housing Transaction
23,692
—
Debt issuance costs
(1,150)
(170)
Total

other financial liabilities
28,761
8,132
Less: current portion
4,301
2,825
Non-current other financial liabilities $
24,460
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

Curragh Mine.

In

connection

with

the

Curragh

Housing

Transaction,

the

Company

granted

the

counterparty

mortgages

over
certain

leasehold

and

freehold

land.

The

counterparty’s

rights

are

subject

to

a

priority

deed

in

favor

of

the
Company’s senior secured parties including, but not limited to, holders of the New Notes, lenders under the ABL
Facility and Stanwell.

The carrying

value of

this financial liability, net

of issuance

costs of

$
1.0

million, was

$
22.6

million as

at September
30, 2024, $
1.3

million of which is classified as a current liability.

11.

Income Taxes
The

Company

has

historically

calculated

the

provision

for

income

taxes

during

interim

reporting

periods

by
applying an

estimate of

the annual

effective

tax rate

for the

full fiscal

year to

“ordinary” income

or loss

(pretax
income or loss excluding unusual or

infrequently occurring discrete items) for the reporting period.

The Company
has used

an actual

discrete geographical

effective

tax rate

method to

calculate taxes

for the

fiscal year

three-
and

nine-month

periods

ended

September

30,

2024.

The

Company

determined

that

since

small

changes

in
estimated “ordinary”

income

would result

in significant

changes in

the

estimated

annual effective

tax rate,

the
historical

method

would

not

provide

a

reliable

estimate

for

the

fiscal

three-

and

nine-month

periods

ended
September 30,

2024. The

Company had

an income

tax

benefit of

$
28.5

million

based on

a loss

before

tax of
$
83.3

million for the nine months ended September 30, 2024.

For the nine

months ended September 30,

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

Income tax

expense of

$
37.8

million for

the nine

months ended

September 30,

2023 was

calculated based

on
an estimated annual effective tax rate of
18.5
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

Form 10-Q September 30, 2024

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

period

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
Net (loss) income attributable to Company
stockholders

$
(70,997)
$
(21,083)
$
(54,798)
$
178,088
Denominator (in thousands):

Weighted average shares of common stock

outstanding
167,645
167,645
167,645
167,645
Effects of dilutive shares
—
—
—
447
Weighted average diluted shares of common stock
outstanding
167,645
167,645
167,645
168,092
(Loss) Earnings Per Share (US$):

Basic
(0.42)
(0.13)
(0.33)
1.06
Dilutive
(0.42)
(0.13)
(0.33)
1.06
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

Financial Instruments Measured on a Recurring Basis
As

of

September

30,

2024,

there

were
no

financial

instruments

required

to

be

measured

at

fair

value

on

a
recurring basis.
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
September 30, 2024 and December 31, 2023:
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
cost. As of September 30, 2024, there were
no

amounts drawn under the revolving credit sublimit of the
ABL Facility. The estimated fair value of

the Existing Notes as

of September 30, 2024 was

approximately
$
252.1

million based upon quoted market prices in a market

that is not considered active (Level 2).
14.

Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive

Losses consists of foreign currency translation adjustment
of subsidiaries for which the functional currency is different to the Company’s functional currency in

U.S. dollar.

Accumulated other comprehensive losses consisted of

the following at September 30, 2024:

(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2023 $
(89,927)
Net current-period other comprehensive loss:
Loss in other comprehensive income before reclassifications

(3,004)
Gains on long-term intra-entity foreign currency transactions
5,254
Total

net current-period other comprehensive income
2,250
Balance at September 30, 2024 $
(87,677)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

21
15.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum

royalties and lease rental payments

under these leases as of

September 30, 2024 are
as follows:

(in US$ thousands) Amount
Year ending

December 31,
2024 $
3,187
2025
5,529
2026
5,384
2027
5,344
2028
5,284
Thereafter
25,878
Total $
50,606
Mineral leases are not in

scope of ASC 842 and

continue to be accounted

for under the guidance

in ASC 932,
Extractive Activities – Mining.
(b)

Other commitments
As of

September 30,

2024, purchase

commitments for

capital expenditures

were $
157.3

million, all

of which

is
obligated within the next twelve months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
13 years
.

In

the

U.S.,

the

Company

typically

negotiates

its

rail

and

coal

terminal

access

on

an

annual

basis.

As

of
September

30,

2024,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled
$
696.0

million, of which approximately $
96.0

million is obligated within the next twelve months.
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

Operations,

in

order to

provide

the required

financial

assurance

for post

mining

reclamation,

the
Company

generally

uses

surety

bonds.

The

Company

also

uses

surety

bonds

and

bank

letters

of

credit

to
collateralize certain other obligations including contractual obligations under workers’ compensation insurances.
As of September 30, 2024, the Company had outstanding surety bonds of $
48.9

million and $
16.8

million letters
of credit issued from the letter of credit sublimit available under the ABL Facility.
For

the

Australian

Operations,

as at

September

30,

2024, the

Company

had

bank

guarantees

outstanding

of
$
24.5

million,

including

$
5.2

million

issued

from

the

letter

of

credit

sublimit

available

under

the

ABL

Facility,
primarily in respect of certain rail and port take-or-pay arrangements of the Company.

As at September 30, 2024, the Company in

aggregate had total outstanding bank

guarantees provided of $
41.3
million to secure its obligations and commitments,

including $
22.0

million issued from the letter of credit

sublimit
available under the ABL Facility.

Future regulatory changes

relating to these

obligations could result

in increased obligations,

additional costs or
additional collateral requirements.
Restricted deposits – cash collateral
As required by certain agreements, the Company had total cash collateral in the form of deposits of $
68.6

million
and

$
68.7

million

as

of

September

30,

2024

and

December

31,

2023,

respectively,

to

provide

back-to-back
support for bank guarantees, other

performance obligations, various other operating agreements

and contractual

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2024

obligations under workers compensation insurance.

These deposits are restricted and classified as “Non-current assets” in the unaudited Condensed Consolidated Balance

Sheets.

In accordance

with the

terms of

the ABL

Facility,

the Company

may be

required

to cash

collateralize

the ABL
Facility to the extent of outstanding letters of credit after the expiration or termination date of such letter of credit.
As of September 30, 2024,
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

Form 10-Q September 30, 2024

23
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc. (the Company) as

of September 30, 2024, the

related condensed consolidated statements of operations and
comprehensive

income

for

the

three

and

nine-month

periods

ended

September

30,

2024

and

2023,

the
condensed consolidated

statements of

stockholders’ equity

for the

three-month periods

ended March

31, June
30 and September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine-month periods ended

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
November 12, 2024.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

24
ITEM 2.

MANAGEMENT’S DISCUSSION

AND ANALYSIS

OF FINANCIAL

CONDITION AND

RESULTS

OF
OPERATIONS
The

following

Management’s

Discussion

and

Analysis

of

our

Financial

Condition

and

Results

of

Operations
should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes to those statements

included elsewhere in this

Quarterly Report on Form

10-Q. In addition, this

Quarterly
Report on Form 10-Q

should be read

in conjunction with

the Consolidated Financial

Statements for year ended
December 31,

2023

included

in

Coronado

Global

Resources

Inc.’s

Annual

Report

on

Form 10-K

for

the

year
ended December 31, 2023, filed with the SEC and the

ASX on February 20, 2024.
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

labor,

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

Form 10-Q September 30, 2024

25
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
●

risks inherent to

mining operations,

such as adverse

weather conditions, could impact the

amount of coal
produced, cause delay or suspend coal deliveries, or

increase the cost of operating our business;
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

Form 10-Q September 30, 2024

26
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

June 30, 2024 filed

with SEC and ASX

on August 5,

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

debt), which we define

as cash and

cash equivalents (excluding restricted cash)

less outstanding
aggregate principal amount of the Existing Notes and other

interest-bearing loans.
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

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

27
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

Overview
Coronado faced challenges

in the third

quarter of 2024

that led to

a decrease in

both production and

sales volume
compared

to the

second

quarter

of

2024.

This

decrease

was

largely

driven

by our

Australian

Operations

that
were impacted by equipment failures and elevated rainfall

for the period and resulted in production losses

in the
third quarter. At our U.S. Operations, saleable production

and sales volume increased during the third quarter of
2024, primarily driven by

improved production yield as we

progress through the southern panels

at the Buchanan
mine and higher skip

count and efficiencies

compared to the second

quarter of 2024. This

improved production
was achieved

despite delays

in the

planned longwall

move and

equipment breakdowns

at the

Buchanan mine
and adverse

mining

conditions

at the

Logan

mine. Towards

the

end

of September

2024,

our

Buchanan

mine
mobilized

an

additional

longwall

in

the

northern

section

of

the

mine,

which

is

expected

to

further

improve
production yield given a higher yielding section of the mine.
Although

production

for

third

quarter

of

2024

of

3.8Mt

was

0.3Mt

lower

than

the

prior

quarter,

it

remained
consistent with the same quarter in 2023.
Saleable production of 11.3

MMt for the nine months ended September 30, 2024,

compared to 11.9 MMt

for the
nine

months

ended

September

30,

2023,

primarily

due

to

the

above

operational

and

geological

issues

that
significantly impacted production yield at Buchanan mine in the first half of 2024.

The coking

coal market

faced multiple

disruptions in

the third

quarter of

2024 due

to weakened

steel demand
from China and

delays in infrastructure

spending and longer

than expected monsoon

season, which

more than
offset the supply constraints due to higher than usual wet weather conditions in Queensland and the suspension of production

at

Anglo American’s

Grosvenor

mine.

China's stimulus

measures

announced

in

late September
2024

had

a

mixed

impact

on

the

coking

coal

market.

While

the

announcement

created

a

short-term

boost

in
market activity,

it is uncertain as to whether this

stimulus will significantly improve the

demand for coking coal in
the short to medium term.
The Australian Premium Low Volatile

Hard Coking Coal, or AUS PLV

HCC, index price averaged $210.7

per Mt
for the three months ended September 30, 2024, $31.6 per Mt lower, compared to the three months ended June
30, 2024.

The AUS

PLV

HCC index

averaged $253.2

per Mt

for the

nine months

ended September

30, 2024,
$30.4 per Mt lower, compared to

the nine months ended September 30, 2023.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

28
Coal revenues

of $1,898.1

million for

the nine

months

ended September

30, 2024,

were

down $265.0

million
compared to the same

period in 2023, primarily driven

by average Met realized

price per Mt sold

of $192.6, $28.9
per Mt

sold lower

than the

2023 period.

Although saleable

production

was 0.6

MMt lower

for the

nine months
ended September 30, 2024,

compared to the nine

months ended September 30,

2023,

sales volume of 11.7 MMt
remained consistent in

both periods as

we drew on

coal stock built

at port at

the end of

December 2023 due

to
port constraints in Queensland.

Mining

costs

for the

nine

months

ended

September

30, 2024,

were

$75.8

million,

or $5.5

per

Mt sold,

higher
compared to

the corresponding

period in

2023, driven

by unplanned

maintenance costs,

continued inflationary
impacts on labor and supply costs and

significant inventory drawdown at our Australian Operations due to higher
sales volumes

exceeding saleable

production in

the 2024

period, partially

offset by cost

savings from

demobilizing
contractor fleets in late March 2024 at our Australian Operations

.

Refinancing update
On

October

2,

2024,

we

successfully

completed

a

refinancing

initiative

and

issued

$400.0

million

aggregate
principal amount of

the New Notes.

The transaction provides

Coronado increased financial

flexibility by extending
our debt maturity profile and improved terms that we believe are more sustainable for our business.
The net proceeds from

the transaction were

used to redeem all

outstanding principal amount

of the Company’s
Existing Notes

and to

pay related

fees and

expenses in

connection with

New Notes

and the

redemption of

the
Existing Notes, and we expect to use the remaining net proceeds for general corporate purposes.

Refer to Part I, Item 1, Note 9. “Interest Bearing Liabilities”

for further information.

Dividends
On September 17, 2024, the Company settled

its previously declared dividends of $8.4

million, which were paid
to stockholders from available cash.
Liquidity
Coronado

had

available

liquidity

of

$326.1

million

as

of

September

30,

2024,

consisting

of

cash

and

cash
equivalents

(excluding

restricted

cash),

unrestricted

short-term

deposits

of $22.0

million and

$128.0

million

of
availability under our ABL Facility. As of September 30, 2024, our net debt position was $93.9 million comprising
$270.0

million

aggregate

principal

amount

of

interest-bearing

liabilities

outstanding

less

cash

and

cash
equivalents (excluding restricted cash) of $176.1 million.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate

at
September

30,

2024

was

1.54,
compared

to

a

rate

of

1.83

at

the

end

of

December

31,

2023.

At

our

U.S.
Operations, the

twelve-month rolling

average Total

Reportable Incident

Rate at

September 30,

2024 was

2.41,
compared to a rate of 1.44 at the end of December 31, 2023. Reportable rates for our Australian Operations and
U.S. Operations are below the relevant industry benchmarks.

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

statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

29
Three Months Ended September 30, 2024 Compared

to Three Months Ended September 30, 2023
Summary
The financial and operational highlights for the three months ended September 30, 2024 include:
●

Net

loss

for

the

three

months

ended

September

30,

2024,

of

$71.0

million

was

$49.9

million

higher
compared to

$21.1 million

for the

three months

ended September

30, 2023,

which was

largely due

to
lower coal

revenues

as a

result of

lower average

realized

Met price

and lower

sales volume

,

partially
offset by lower operating costs.

●

Average realized Met price

per Mt sold of $179.6 for

the three months ended September

30, 2024, was
$27.8

per

Mt

sold

lower

compared

to

average

Met

realized

price

per

Mt

sold

of

$207.4

for

the

same
period in 2023. Coking coal index prices continued to decline due weakened demand from key Met coal
markets such as China and India.

●

Sales volume of 3.9 MMt for the three months ended September 30, 2024 was 0.2 MMt lower compared to the same period

in 2023, largely due

to lower production caused

by above average rainfall

in August
at

our

Australian

Operations,

equipment

failure

impacting

both

our

Australian

Operations

and

U.S.
Operations and

adverse geological

issues combined

with sales

slippage into

October 2024

at our U.S.
Operations.

●

Adjusted EBITDA

loss for

the three

months ended

September

30, 2024,

of $19.1

million compared

to
Adjusted EBITDA

of $3.4

million for the

three months

ended September

30, 2023, largely

due to lower
coal sales revenues,

partially offset by lower operating costs.

●

As

of

September

30,

2024,

the

Company

had

total

available

liquidity

of

$326.1

million,

consisting

of
$176.1 million cash and cash equivalents (excluding restricted cash), $22.0 million of unrestricted short-
term deposits and $128.0 million of availability under the

ABL Facility.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

30
Three months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 600,703 $ 707,303 $ (106,600) (15.1%)
Other revenues 7,512 10,527 (3,015) (28.6%)
Total

revenues
608,215 717,830 (109,615) (15.3%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 466,113 501,471 (35,358) (7.1%)
Depreciation, depletion and amortization 45,559 34,749 10,810 31.1%
Freight expenses 66,126 71,746 (5,620) (7.8%)
Stanwell rebate 25,391 37,100 (11,709) (31.6%)
Other royalties 63,020 92,700 (29,680) (32.0%)
Selling, general, and administrative expenses

9,174 12,221 (3,047) (24.9%)
Total

costs and expenses
675,383 749,987 (74,604) (9.9%)
Other income (expenses):
Interest expense, net (15,808) (14,496) (1,312) 9.1%
Loss on debt extinguishment — (1,385) 1,385 (100.0%)
(Increase) decrease in provision for
discounting and credit losses (43) 536 (579) (108.0%)
Other, net (19,749) 8,189 (27,938) (341.2%)
Total

other expenses, net
(35,600) (7,156) (28,444) 397.5%
Net loss before tax (102,768) (39,313) (63,455) 161.4%
Income tax benefit 31,771 18,230 13,541 74.3%
Net loss attributable to Coronado Global
Resources, Inc. $ (70,997) $ (21,083) $ (49,914) 236.7%
Coal Revenues
Coal

revenues

were

$600.7

million

for

the

three

months

ended

September

30,

2024,

$106.6

million

lower,
compared to $707.3 million for the three months ended September 30, 2023.

The decrease was a result of lower
average Met

realized

price

per Mt

sold

of $179.6

the

three months

ended

September

30,

2024, compared

to
$207.4 per Mt sold

for the same

period in 2023

and lower sales

volume of 0.2

MMt for the

three months ended
September 30, 2024.

Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total cost of coal revenues was $466.1 million for the three months ended September 30, 2024,

$35.4 million, or
7.1% lower, compared to $501.5

million for the three months ended September 30, 2023.

Our Australian Operations contributed

to $20.4 million of the

decrease in cost of coal

revenues, primarily driven
by cost savings

from the demobilization of

four fleets in late

March 2024, and a

further fleet in

July 2024, following
completion

of

the

historical

pre-strip

waste

deficit

works,

partially

offset

by

higher

overburden

removal,
demonstrating

improved

equipment

productivity,

significant

inventory

drawdown

due

to

lower

saleable
production, higher

maintenance costs

following equipment

failures and

unfavorable average

foreign exchange
rates on

translation of

the Australian

Operations for

the three

months ended

September 30,

2024, of

A$/US$:
0.67 compared to 0.66 for the same period in 2023.

Cost of coal

revenues for our

U.S. Operations for the

three months ended September

30, 2024, was $15.0

million
lower compared

to the three

months ended

September 30,

2023, largely

due to lower

sales volume,

and lower
coal purchases for the three months ended September

30, 2024, compared to the same period of 2023.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

31
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization

was $45.6 million for the

three months ended September

30, 2024, an
increase

of

$10.8

million,

compared

to

$34.7

million

for

the

three

months

ended

September

30,

2023.

The
increase was

due to

additional equipment

brought into

service during

the twelve

months since

September 30,
2023, and unfavorable average foreign exchange rates

on translation of the Australian Operations.
Freight Expenses
Freight expenses

relate to

costs associated

with rail

and port

providers, including

take-or-pay commitments

at
our

Australian

Operations,

and

demurrage

costs.

Freight

expenses

totaled

$66.1

million

for the

three

months
ended September

30, 2024,

a decrease

of $5.6

million, compared

to $71.7

million for

the three

months ended
September 30, 2023, primarily driven by lower sales volume.

Stanwell Rebate
The Stanwell

rebate

was

$25.4

million for

the three

months

ended September

30, 2024,

a decrease

of $11.7
million, compared

to $37.1

million for

the three

months ended

September 30,

2023. The

decrease was

largely
driven by lower

realized reference coal

pricing for the

prior twelve-month period applicable

to three months

ended
September

30,

2024,

used

to

calculate

the

rebate

compared

to

the

same

period

in

2023,

partially

offset

by
unfavorable foreign exchange rate on translation of our Australian

Operations.

Other Royalties
Other royalties

were $63.0

million in the

three months

ended September

30, 2024,

a decrease

of $29.7

million
compared to $92.7 million

for the three months

ended September 30, 2023

due to lower coal

revenues partially
offset by unfavorable foreign exchange rate on

translation of our Australian Operations.

Other, net
Other, net

was at a

loss of $19.7

million for the

three months

ended September

30, 2024, a

decrease of

$27.9
million compared to an income of $8.2 million for the three months ended September 30, 2023. During the three
months

ended

September

30,

2024,

the

Company

recognized

an

impairment

charge

of

$10.6

million

against
property,

plant and

equipment relating

to a

long-standing non-core

idled asset

within its

U.S. Operations.

This
impairment

charge

was

recognized

based

on

a

conditional

purchase

offer

received

and

accepted

by

the
Company. The remaining

decrease is largely attributable to the higher foreign exchange losses on translation of
short-term inter-entity balances

between certain entities

within the

group that are

denominated in currencies

other
than their respective functional currencies.
Income Tax Benefit

Income

tax

benefit

was

$31.8

million

for

the

three

months

ended

September

30,

2024,

an

increase

of

$13.5
million, compared to

$18.2 million for

the three months ended

September 30, 2023, driven

by a higher

loss before
tax in the 2024 period.
We have

historically

calculated

the provision

for income

taxes during

interim reporting

periods

by applying

an
estimate of the annual effective tax rate for the full fiscal year to “ordinary”

income or loss (pretax income or loss
excluding

unusual

or

infrequently

occurring

discrete

items)

for

the

reporting

period.

We

have

used

an

actual
discrete geographical

effective tax

rate method to

calculate taxes for

the three-month

period ended

September
30, 2024.

We

determined

that since

small

changes

in

estimated

“ordinary”

income

would

result

in significant
changes in the estimated annual effective tax rate, the

historical method would not provide a reliable estimate for
the three months ended September 30, 2024.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

32
Nine months ended September 30, 2024 compared to

Nine months ended September 30, 2023
Summary
The financial and operational highlights for the nine months ended

September 30, 2024 include:
●

Net loss

of $54.8

million for

the nine

months ended

September 30,

2024, decreased

by $232.9

million
compared

to

a

net

income

of

$178.1

million

for

the

nine

months

ended

September

30,

2023.

The
decrease was a result of lower coal revenues partially offset by lower operating costs and an income tax benefit compared to an income tax expense in the comparative period.

●

Average realized

Met price

per Mt

sold of

$192.6 for

the nine

months ended

September 30,

2024 was
$28.9 per Mt sold

lower compared to $221.5 per

Mt sold for the

nine months ended September 30,

2023.
The AUS PLV HCC index

averaged $253.2 per Mt

for the nine

months ended September 30,

2024, $30.4
per Mt lower

compared to the nine

months ended September 30,

2023. The downward trend

was a result
of

reduced

supply

from

adverse

weather

conditions

and

operational

disruptions

out

of

Australia

and
weaker demand from key markets like China and India

.

●

Sales volume of

11.7

MMt for the

nine months

ended September

30, 2024,

remained consistent

to the
nine

months

ended

September

30,

2023

despite

saleable

production

being

0.6

MMt

lower,

as

our
operations

drew

on

significant

coal

inventory

built

in

December

2023,

which

was

a

result

of

shipping
delays caused by our port infrastructure provider in Australia.

●

Adjusted EBITDA of

$116.3

million for the

nine months ended

September 30, 2024,

was $239.4 million
lower compared

to $355.7

million for

the nine

months ended

September 30,

2023.

This decrease

was
primarily due to lower coal revenues.
●

As of

September 30,

2024, the

Company had

net debt

of $93.9

million, consisting

of closing

cash and
cash

equivalents

(excluding

restricted

cash)

of

$176.1

million

and

$270.0

million

aggregate

principal
amount outstanding of interest-bearing liabilities.

Nine months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 1,898,075 $ 2,163,093 $ (265,018) (12.3%)
Other revenues 52,117 47,977 4,140 8.6%
Total

revenues
1,950,192 2,211,070 (260,878) (11.8%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 1,311,377 1,262,907 48,470 3.8%
Depreciation, depletion and amortization 142,171 113,052 29,119 25.8%
Freight expenses 183,652 192,542 (8,890) (4.6%)
Stanwell rebate 83,293 105,357 (22,064) (20.9%)
Other royalties 235,605 268,606 (33,001) (12.3%)
Selling, general, and administrative expenses

26,635 29,976 (3,341) (11.1%)
Total

costs and expenses
1,982,733 1,972,440 10,293 0.5%
Other income (expenses):
Interest expense, net (42,253) (43,341) 1,088 (2.5%)
Loss on debt extinguishment — (1,385) 1,385 (100.0%)
Decrease in provision for discounting and

credit losses 157 4,255 (4,098) (96.3%)
Other, net (8,643) 17,704 (26,347) (148.8%)
Total

other expenses, net
(50,739) (22,767) (27,972) 122.9%
Net (loss) income before tax (83,280) 215,863 (299,143) (138.6%)
Income tax benefit (expense) 28,482 (37,775) 66,257 (175.4%)
Net (loss) income attributable to Coronado Global
Resources, Inc. $ (54,798) $ 178,088 $ (232,886) (130.8%)

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

33
Coal Revenues
Coal

revenues

were

$1,898.1

million

for

the

nine

months

ended

September

30,

2024,

a

decrease

of

$265.0
million, compared to $2,163.1 million for

the nine months ended September

30, 2023. The decrease was

driven
by lower average

Met realized per

Mt sold price

of $192.6 compared

to $221.5 per

Mt sold for

the nine months
ended September

30, 2023,

due to

unfavorable market

conditions causing

decline in

coking coal

index prices.
Sales volume for the nine months ended September

30, 2024 was consistent to the same period in 2023.

Other Revenues
Other revenues were

$52.1 million for

the nine

months ended

September 30,

2024, an increase

of $4.1 million
compared to $48.0 million for the nine months ended September 30, 2023.

This increase was primarily driven by
higher

termination

fee

revenue

from

a

coal

sales

contract

cancelled

in

the

first

quarter

of

2024

at

our

U.S.
Operations.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Total

cost of coal revenues was $1,311.4

million for the nine months ended September 30, 2024, an increase of
$48.5 million, compared to $1,262.9 million for the

nine months ended September 30, 2023.

Cost of coal revenues for

our Australian Operations in

the nine months ended September

30, 2024, were $52.8
million higher

compared to

the same

period in

2023. The

increase was

primarily driven

by coal

inventory draw
down from sales volume exceeding production in the nine months ended September 30, 2024,

compared to coal
inventory built in the 2023

period, impact of inflation on supply

costs and higher maintenance costs due

to mining
equipment operating at higher

capacity.

This increase was

partially offset by

demobilization of four

fleets in late
March 2024

following completion

of the

historical

pre-strip

waste deficit

works,

demobilization

of an

additional
fleet in the third quarter of 2024

and favorable foreign exchange rate

on translation of our Australian Operations
for the nine months ended September 30, 2024, of A$/US$: 0.66 compared to 0.67 for the same period in 2023.
Cost of coal revenues for our U.S. Operations were $4.3 million lower for the nine months ended September 30,
2024, compared

to the

same period

in 2023,

largely due

to lower

coal purchases

partially offset

by unplanned
maintenance costs due to certain

mechanical and equipment failures

during the nine months

ended September
30, 2024.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization was $142.2 million

for the nine months ended September 30,

2024, an
increase of

$29.1 million,

as compared

to $113.1

million for

the nine

months ended

September 30,

2023. The
increase was

due to

additional equipment

brought into

service during

the twelve

months since

September 30,
2023, partially offset by favorable average foreign

exchange rates

on translation of the Australian Operations.
Freight Expenses
Freight

expenses

totaled

$183.7

million

for

the

nine

months

ended

September

30,

2024,

a

decrease

of

$8.9
million compared

to $192.5

million for

the nine

months ended

September 30,

2023.

Our Australian

Operations
contributed $8.0 million

to the decrease

due to higher

demurrage as a

result of shipping

delays during the

nine
months ended September 30, 2023.

Stanwell Rebate
The

Stanwell

rebate

was

$83.3

million

for

the

nine

months

ended

September

30,

2024,

a

decrease

of

$22.1
million compared

to $105.4

million for

the nine

months ended

September 30,

2023. The

decrease was

due to
lower export sales volume and lower realized

reference coal pricing for the prior twelve-month

period applicable
to the

nine months

ended

September 30,

2024,

used to

calculate

the rebate

compared

to the

same

period in
2023 and favorable average foreign exchange rates

on translation of the Australian Operations.
Other Royalties
Other royalties were $235.6 million for the nine months ended September 30, 2024, a decrease of $33.0 million,
as

compared

to

$268.6

million

for

the

nine

months

ended

September

30,

2023

due

to

lower

coal

revenues
combined with favorable average exchange rates on translation of the Australian Operations.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

34
Other, net
Other,

net was

at a

loss of

$8.6 million

for the

nine months

ended September

30, 2024,

a decrease

of $26.3
million compared to an income

of $17.7 million for the nine

months ended September 30,

2023. During the nine
months

ended

September

30,

2024,

the

Company

recognized

an

impairment

charge

of

$10.6

million

against
property,

plant and

equipment relating

to a

long-standing non-core

idled asset

within its

U.S. Operations.

This
impairment

charge

was

recognized

based

on

a

conditional

purchase

offer

received

and

accepted

by

the
Company.

This was

partially offset

by lower

exchange losses

on translation

of short-term

inter-entity balances
between certain entities within

the group that are

denominated in currencies other than

their respective functional
currencies.

Income Tax Benefit (Expense)
Income tax benefit of $28.5

million for the nine months

ended September 30, 2024, decreased

by $66.3 million,
compared to $37.8

million tax expense

for the nine

months ended

September 30,

2023, primarily driven

by net
loss position in the 2024 period.

We have

historically

calculated

the provision

for income

taxes during

interim reporting

periods

by applying

an
estimate of the annual effective tax rate for the full fiscal year to “ordinary”

income or loss (pretax income or loss
excluding

unusual

or

infrequently

occurring

discrete

items)

for

the

reporting

period.

We

have

used

an

actual
discrete geographical

effective

tax rate

method to

calculate taxes

for the

nine-month period

ended September
30,

2024.

We

determined

that

since

small

changes

in

estimated

“ordinary”

income

would

result

in

significant
changes in the estimated annual effective tax rate, the

historical method would not provide a reliable estimate for
the nine months ended September 30, 2024.
Supplemental Segment Financial Data
Three months ended September 30, 2024 compared to

three months ended September 30, 2023
Australia
Three months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 2.4 2.6 (0.2) (6.9)%
Total

revenues ($)
365,953 455,774 (89,821) (19.7)%
Coal revenues ($) 358,652 446,815 (88,163) (19.7)%
Average realized price per Mt sold ($/Mt) 148.6 172.3 (23.7) (13.8)%
Met coal sales volume (MMt) 1.7 1.8 (0.1) (2.7)%
Met coal revenues ($) 334,594 419,032 (84,438) (20.2)%
Average realized Met price per Mt sold ($/Mt) 193.8 236.2 (42.4) (18.0)%
Mining costs ($) 290,121 310,727 (20,606) (6.6)%
Mining cost per Mt sold ($/Mt) 122.8 121.7 1.1 0.9%
Operating costs ($) 418,335 487,864 (69,529) (14.3)%
Operating costs per Mt sold ($/Mt) 173.3 188.2 (14.9) (7.9)%
Segment Adjusted EBITDA ($)

(51,978) (32,353) (19,625) 60.7%
Coal

revenues

for

our

Australian

Operations,

for

the

three

months

ended

September

30,

2024,

were

$358.7
million, a decrease of

$88.2 million, or 19.7%, compared

to $446.8 million for

the three months ended September
30, 2023. This

decrease was

largely driven

by lower

average realized

Met price

per Mt sold

of $23.7

driven by
unfavorable

coal

market conditions

causing

the

decline

in coal

index

prices

and

sales

volume

being

0.2

MMt
lower compared to the three months ended September

30, 2023, due to operational issues and elevated rainfall
conditions impacting production.

Operating

costs

of

$418.3

million

for

the

three

months

ended

September

30,

2024,

were

$69.5

million

lower
compared to

$487.9 million

for the three

months ended

September 30,

2023. The

decrease was

largely driven
by lower mining costs, freight expenses and the Stanwell rebate. Lower mining costs were primarily attributed to
demobilization of four fleets

in late March 2024

and a further fleet

in July 2024 following completion

of historical
pre-strip waste

deficit works

partially offset

by higher

overburden removal,

demonstrating improved

equipment
productivity,

significant inventory

drawdown due

to lower

saleable production

and unfavorable

average foreign
exchange rates

on

translation

of the

Australian

Operations.

Operating

costs

per

Mt sold

for the

three

months

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

35
ended

September

30, 2024,

decreased

by $14.9

to

$173.3 per

Mt sold

compared

to the

three

months ended
September 30, 2023.
Segment

Adjusted

EBITDA

loss

of $52.0

million for

the

three months

ended

September

30, 2024,

was

$19.6
million,

or

60.7%,

higher

compared

to

$32.4

million

for

the

three

months

ended

September

30,

2023,

largely
driven by lower coal revenues,

partially offset by lower operating costs.
United States
Three months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 1.5 1.5 — 0.4%
Total

revenues ($)
242,262 262,056 (19,794) (7.6)%
Coal revenues ($) 242,051 260,488 (18,437) (7.1)%
Average realized price per Mt sold ($/Mt) 159.8 172.6 (12.8) (7.4)%
Met coal sales volume (MMt) 1.5 1.4 0.1 6.4%
Met coal revenues ($) 237,101 232,870 4,231 1.8%
Average realized Met price per Mt sold ($/Mt) 162.8 170.2 (7.4) (4.3)%
Mining costs ($) 166,210 175,883 (9,673) (5.5)%
Mining cost per Mt sold ($/Mt) 109.7 119.3 (9.6) (8.0)%
Operating costs ($) 202,315 215,153 (12,838) (6.0)%
Operating costs per Mt sold ($/Mt) 133.6 142.6 (9.0) (6.3)%
Segment Adjusted EBITDA ($)

41,628 47,630 (6,002) (12.6)%
Coal revenues decreased by $18.4 million, or 7.1%, to $242.1 million for the three months ended September 30,
2024, compared to $260.5 million for the three months ended September

30, 2023.

This decrease was primarily
driven

by lower

average

realized

Met

price

per

Mt sold

of

$162.8

for the

three

months

ended

September

30,
2024, $7.4 per

Mt sold lower

than the 2023

period. Lower average

realized Met price

per Mt sold

was primarily
attributed to

weakened demand

from key

export Met

coal markets

for our

U.S. Operations

such as

China and
India.

Operating costs

decreased by

$12.8 million to

$202.3 million

for the

three months

ended September

30, 2024,
compared to the three months ended

September 30, 2023, driven by lower

mining costs. The decrease in mining
costs

was

primarily

driven

by

higher

coal

inventory

build

in

the

quarter

due

to

higher

saleable

production
compared to

the same

period

of 2023,

partially offset

by unplanned

maintenance

costs.

Mining and

operating
costs per Mt sold for the

three months ended September

30, 2024, decreased by $9.6

per Mt sold and $9.0

per
Mt sold, respectively,

compared to the three months ended September

30, 2023.
Segment Adjusted EBITDA of $41.6 million for the three months ended September 30, 2024, decreased by $6.0 million compared to $47.6 million for the three months ended September 30, 2023, primarily driven by lower coal
revenues, partially offset by lower operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 9,174 $ 12,221 $ (3,047) (24.9)%
Other, net (401) (322) (79) 24.5%
Total

Corporate and Other Adjusted EBITDA

$ 8,773 $ 11,899 $ (3,126) (26.3)%
Corporate

and

other

costs

of $8.8

million

for

the

three

months

ended

September

30,

2024, were

$3.1

million
lower

compared

to

$11.9

million

for

the

three

months

ended

September

30,

2023,

due

to

certain

corporate
activities incurred in the 2023 period.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

36
Mining

and

operating

costs

for

the

three

months

ended

September

30,

2024

compared

to

three
months ended September 30, 2023
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended September 30, 2024
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 438,184 $ 227,466 $ 9,733 $ 675,383
Less: Selling, general and administrative
expense (12) — (9,162) (9,174)
Less: Depreciation, depletion and amortization (19,837) (25,151) (571) (45,559)
Total operating costs 418,335 202,315 — 620,650
Less: Other royalties (51,567) (11,453) — (63,020)
Less: Stanwell rebate (25,391) — — (25,391)
Less: Freight expenses (41,474) (24,652) — (66,126)
Less: Other non-mining costs (9,782) — — (9,782)
Total mining costs 290,121 166,210 — 456,331
Sales Volume excluding non-produced

coal
(MMt) 2.4 1.5 — 3.9
Mining cost per Mt sold ($/Mt) 122.8 109.7 — 117.7
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

ended September 30, 2024

compared to
three months ended September 30, 2023
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Met coal sales volume (MMt) 3.2 3.1 0.1 1.3%
Met coal revenues ($) 571,695 651,902 (80,207) (12.3)%
Average realized Met price per Mt sold ($/Mt) 179.6 207.4 (27.8) (13.4)%

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

37
Nine months ended September 30, 2024 compared to

Nine months ended September 30, 2023
Australia
Nine months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 7.6 7.2 0.4 5.3%
Total

revenues ($)
1,260,549 1,286,242 (25,693) (2.0)%
Coal revenues ($) 1,235,746 1,260,741 (24,995) (2.0)%
Average realized price per Mt sold ($/Mt) 162.0 174.0 (12.0) (6.9)%
Met coal sales volume (MMt) 5.5 5.0 0.5 10.2%
Met coal revenues ($) 1,172,404 1,195,413 (23,009) (1.9)%
Average realized Met price per Mt sold ($/Mt) 212.2 238.5 (26.3) (11.0)%
Mining costs ($) 826,880 772,561 54,319 7.0%
Mining cost per Mt sold ($/Mt) 109.6 107.8 1.8 1.6%
Operating costs ($) 1,245,737 1,249,490 (3,753) (0.3)%
Operating costs per Mt sold ($/Mt) 163.3 172.5 (9.2) (5.3)%
Segment Adjusted EBITDA ($)

16,377 35,580 (19,203) (54.0)%
Coal

revenues

for

our

Australian

Operations

for

the

nine

months

ended

September

30,

2024,

were

$1,235.7
million, a decrease of $25.0 million,

or 2.0%, compared to $1,260.7 million for

the nine months ended September
30, 2023. The

decrease was driven by

lower average realized Met

price per Mt

sold of $212.2, $26.3

per Mt lower
compared to $238.5 per Mt

sold for the nine months

ended September 30, 2023,

partially offset by higher

sales
volume for the

nine months

ended September

30, 2024,

that, despite

lower saleable

production, were

0.4 MMt
higher than the same period in 2023, as the Company drew on port inventory built at the end of December 2023.
Mining costs were $54.3

million higher for the

nine months ended

September 30, 2024, primarily

driven by coal
inventory draw

down, as

higher sales

volume exceeded lower

production when

compared to

the prior

comparative
period, and

higher maintenance

and electricity

costs, partially

offset by

cost savings

from the

demobilization of
four fleets in

March 2024 and

another fleet in

July 2024 following

completion of historical

pre-strip deficit works
and

favorable

foreign

exchange

rate

on

translation

of

our

Australian

Operations

for

the

nine

months

ended
September 30, 2024 compared to the same period in 2023. Operating costs decreased by $3.8 million driven by
lower Stanwell

rebates, freight

expenses and

other royalties

offset by

higher mining

costs for

the nine

months
ended September

30, 2024.

Mining costs

per Mt

sold were

$1.8 higher

while operating

costs per

Mt sold

were
$9.2 lower compared to the nine months ended September

30, 2023.
Adjusted EBITDA for

the nine months

ended September

30, 2024, of

$16.4 million decreased

by $19.2 million,
or 54.0%, for the nine months ended September 30, 2023, compared to $35.6 million for the nine months ended
September 30, 2023 due to lower coal revenues, partially

offset by lower operating costs.

United States
Nine months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Sales volume (MMt) 4.1 4.5 (0.4) (8.7)%
Total

revenues ($)
689,643 924,828 (235,185) (25.4)%
Coal revenues ($) 662,329 902,352 (240,023) (26.6)%
Average realized price per Mt sold ($/Mt) 161.8 201.2 (39.4) (19.9)%
Met coal sales volume (MMt) 3.9 3.9 — 0.3%
Met coal revenues ($) 640,488 773,184 (132,696) (17.2)%
Average realized Met price per Mt sold ($/Mt) 164.8 199.5 (34.7) (17.7)%
Mining costs ($) 459,316 437,860 21,456 4.9%
Mining cost per Mt sold ($/Mt) 113.7 101.6 12.1 11.7%
Operating costs ($) 568,190 579,922 (11,732) (2.0)%
Operating costs per Mt sold ($/Mt) 138.8 129.3 9.5 6.9%
Segment Adjusted EBITDA ($)

125,322 349,160 (223,838) (64.1)%
Coal revenues

decreased by

$240.0 million,

or 26.6%,

to $662.3 million

for the nine

months ended

September
30, 2024, compared to $902.3 million for the nine months ended September 30, 2023. This decrease was driven

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

38
by

lower

average

realized

Met

price

per

Mt

sold

of

$164.8

for

the

nine

months

ended

September

30,

2024
compared to $199.5 per Mt sold for the same period in 2023 exacerbated by sales volume

0.4 MMt lower due to
lower production

which was

caused by

operational and

geological issues

resulting in

production downtime

and
lower production yield.

Operating

costs

of

$568.2

million

for

the

nine

months

ended

September

30,

2024,

were

$11.7

million

lower
compared to

$579.9 million

for the same

period in

2023, driven

by lower

coal purchases,

freight expenses

and
other

royalties,

partially

offset

by

higher

mining

costs.

Mining

costs

were

$21.5

million,

or

$12.1

per

Mt

sold,
higher for the

nine months ended

September 30, 2024, due

to unplanned maintenance costs

following equipment
failures, and impact of inflation on labor and supply costs. Operating costs increased by $9.5 per Mt sold despite decrease of operating costs due to lower sales volume

during the nine months ended September 30, 2024.
Adjusted EBITDA of $125.3

million decreased by $223.8

million, or 64.1%, for

the nine months ended

September
30,

2024,

compared

to

$349.2

million

for

the

nine

months

ended

September

30,

2023.

This

decrease

was
primarily driven by lower coal revenues.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Nine months ended

September 30,
2024 2023 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 26,635 $ 29,976 $ (3,341) (11.1)%
Other, net (1,218) (888) (330) 37.2%
Total

Corporate and Other Adjusted EBITDA

$ 25,417 $ 29,088 $ (3,671) (12.6)%
Corporate and

other costs

of $25.4

million for

the nine

months

ended September

30, 2024,

were $3.7

million
lower

compared

to

$29.1

million

for

the

nine

months

ended

September

30,

2023,

due

to

certain

corporate
activities incurred in the 2023 period.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

39
Mining and operating costs

for the Nine

months ended September 30,

2024 compared to Nine

months
ended September 30, 2023
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Nine months ended September 30, 2024
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 1,312,432 $ 642,548 $ 27,753 $ 1,982,733
Less: Selling, general and administrative
expense (47) — (26,588) (26,635)
Less: Depreciation, depletion and amortization (66,648) (74,358) (1,165) (142,171)
Total operating costs 1,245,737 568,190 — 1,813,927
Less: Other royalties (205,018) (30,587) — (235,605)
Less: Stanwell rebate (83,293) — — (83,293)
Less: Freight expenses (112,736) (70,916) — (183,652)
Less: Other non-mining costs (17,810) (7,371) — (25,181)
Total mining costs 826,880 459,316 — 1,286,196
Sales Volume excluding non-produced

coal
(MMt) 7.5 4.0 — 11.6
Mining cost per Mt sold ($/Mt) 109.6 113.7 — 111.0
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

September 30, 2024

compared to
Nine months ended September 30, 2023
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Nine months ended
September 30,
2024 2023 Change %
(in US$ thousands)
Met coal sales volume (MMt) 9.4 8.9 0.5 5.9%
Met coal revenues ($) 1,812,892 1,968,597 (155,705) (7.9)%
Average realized Met price per Mt sold ($/Mt) 192.6 221.5 (28.9) (13.0)%

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

40
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended

September 30,
Nine months ended
September 30,
(in US$ thousands) 2024 2023 2024 2023
Reconciliation to Adjusted EBITDA:
Net (loss) income
$
(70,997)
$
(21,083)
$
(54,798)
$
178,088
Add: Depreciation, depletion and amortization 45,559 34,749 142,171 113,052
Add: Interest expense (net of interest income)

15,808 14,496 42,253 43,341
Add: Other foreign exchange losses (gains) 10,190 (7,859) 1,086 (17,265)
Add: Loss on extinguishment of debt — 1,385 — 1,385
Add: Income tax (benefit) expense (31,771) (18,230) (28,482) 37,775
Add: Impairment of non-core assets 10,585 — 10,585 —
Add: Losses on idled assets 1,460 456 3,624 3,531
Add: Increase (decrease) in provision for
discounting and credit losses 43 (536) (157) (4,255)
Adjusted EBITDA

$
(19,123)
$
3,378
$
116,282
$
355,652
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
December 31, 2023, filed with the SEC and

ASX on February 20, 2024 and Part

II, Item 1A. “Risk Factors” of our
Quarterly Report on Form 10-Q for the quarterly period ended June 30,

2024 filed with SEC and ASX on August
5, 2024.

Liquidity as of September 30, 2024 and December 31,

2023 was as follows:
(in US$ thousands)
September 30,
2024
December 31,
2023
Cash and cash equivalents, excluding restricted cash

$ 176,097 $ 339,043
Short-term deposits 21,976 21,906
Availability under the ABL Facility (1) 128,024 128,094
Total $ 326,097 $ 489,043
(1)
The ABL

Facility provides

for up

to $150.0

million in

borrowings, including

a $100.0

million sublimit

for the

issuance of
letters of credit, of which $22.0 million has been

issued as of September 30, 2024, and a $70.0 million

sublimit as a revolving
credit facility. The letter of credit sublimit contributes to our liquidity as the Company has the ability to replace cash collateral, provided in the

form of restricted

deposits, with letters

of credit allowing

the release of

such restricted deposits

to cash and
cash equivalents.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

41
Our total indebtedness as of September 30, 2024 and

December 31, 2023 consisted of the following:
(in US$ thousands)
September 30,
2024
December 31,
2023
Current installments of interest bearing liabilities $ 1,598 $ —
Interest bearing liabilities, excluding current installments 268,391 242,326
Current installments of other financial liabilities 4,495 2,893
Other financial liabilities, excluding current installments 25,416 5,307
Total $ 299,900 $ 250,526
Liquidity
Cash and cash equivalents
Cash

and

cash

equivalents

are

held

in

multicurrency

interest

bearing

bank

accounts

available

to

be

used

to
service

the

working

capital

needs

of

the

Company.

Cash

balances

surplus

to

immediate

working

capital
requirements

are

invested

in

short-term

interest-bearing

deposit

accounts

or

used

to

repay

interest

bearing
liabilities.
Senior Secured Notes

As

of

September

30,

2024,

the

outstanding

principal

amount

of

our

Existing

Notes

was

$242.3

million.

As

of
September 30, 2024, the Existing Notes were senior secured

obligations of the Company.

As

of

September

30,

2024,

we

were

in

compliance

with

all

applicable

covenants

under

the

Existing

Notes
Indenture.

9.250% Senior Secured Notes - Refinance update
On

October

2,

2024,

we

successfully

completed

a

refinancing

initiative

and

issued

$400.0

million

aggregate
principal amount

of 9.250%

Senior Secured

Notes due

2029 issued

at par. The

transaction provides

the Company
increased financial flexibility

by extending our

debt maturity profile

and introducing terms

that we believe

are more
sustainable for our business.

The net proceeds from

the transaction were

used to redeem

all outstanding principal

amount of the Company’s
Existing Notes

and pay

related fees

and expenses

in connection

with New

Notes and

the redemption

of the

or
the Existing Notes, and we expect to use the remaining

net proceeds for general and corporate purposes.
The New

Notes are

guaranteed on

a senior

secured basis

by the

Company and

its wholly-owned

subsidiaries
(other than the Issuer)

(subject to certain exceptions

and permitted liens) and

secured by (i) the

ABL Collateral,
and (ii) a second priority

lien on the ABL Priority

Collateral, which is junior

to a first-priority lien

for the benefit of
the lenders and other creditors under the ABL Facility,

in each case, subject to certain exceptions and permitted
liens.
The terms

of the

New Notes

are governed

by the

Indenture. The

Indenture contains

customary

covenants

for
high

yield

bonds,

including,

but

not

limited

to,

limitations

on

investments,

liens,

indebtedness,

asset

sales,
transactions with affiliates and restricted payments,

including payment of dividends on capital stock.
Refer to Part I, Item 1, Note 9. “Interest Bearing Liabilities

”

for further information.
We

may

redeem

some

or

all

of

the

New

Notes

at

the

redemption

prices

and

on

the

terms

specified

in

the
Indenture. In

addition, we

may,

from time

to time,

seek to

retire or

repurchase outstanding

debt through

open-
market purchases,

privately

negotiated transactions

or otherwise.

Such repurchases,

if any,

will be

upon such
terms

and

at

such

prices

we

may

determine,

and

will

depend

on

prevailing

market

conditions,

liquidity
requirements, contractual restrictions and other factors.
Loan – Curragh Housing Transaction
On May 16, 2024, the Company completed the Curragh Housing Transaction, an agreement for accommodation services and

the sale

and leaseback

of housing

and accommodation

assets with

a regional

infrastructure and
accommodation service provider.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

42
The Curragh Housing Transaction did not satisfy the sale criteria under ASC 606, Revenues from Contracts with
Customers and was deemed a financing arrangement. As a result, the proceeds of $23.0 million (A$34.6 million)
received for the sale and leaseback of property,

plant and equipment owned by the Company in connection with
the Curragh Housing

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

and the
BBSY,

for loans denominated in A$, or SOFR, for loans

denominated in US$, at the Borrower’s election.

Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
As

at

September

30,

2024,

letter

of

credit

sublimit

had

been

partially

used

to

issue

$22.0

million

of

bank
guarantees

on

behalf

of

the

Company

and

no

amounts

were drawn

and

no

letters

of credit

were

outstanding
under the

revolving credit sublimit

of the ABL

Facility. As at September

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

also

use surety

bonds

and bank

letters

of credit

to collateralize

certain

other
obligations including

contractual obligations under

workers’ compensation insurances.

As of

September 30,

2024,
we had

outstanding surety

bonds of

$48.9 million

and $16.8

million of

letters of

credit issued

from our

letter of
credit sublimit available under the ABL Facility.
For the Australian Operations,

as at September 30, 2024,

we had bank guarantees outstanding of $24.5 million,
including $5.2 million issued from the letter of credit sublimit available under the ABL Facility, primarily in respect of certain rail and port take-or-pay arrangements of the

Company.

As at September

30, 2024, we

have in aggregate

had total outstanding

bank guarantees provided of

$41.3 million
to secure its obligations and commitments, including $22.0 million issued for the letter of credit sublimit available under the ABL Facility.

Future regulatory changes

relating to these

obligations could result

in increased obligations,

additional costs or
additional collateral requirements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

43
Restricted deposits – cash collateral
As required

by certain

agreements, we

have total

cash collateral

in the

form of

deposits of

$68.6 million

as of
September 30,

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

17,

2024, the Company paid $8.3 million, net of $0.1 million
foreign exchange

gain on

payment of

dividends to

certain CDI

holders who

elected to be

paid in

Australian dollars.
Capital Requirements
Our main uses of cash have historically been the

funding of our operations, working capital, capital expenditure, and the

payment of

interest and

dividends. We

intend to

use cash

to fund

debt service

payments on

our New
Notes,

the

ABL

Facility

and

our

other

indebtedness,

to

fund

operating

activities,

working

capital,

capital
expenditures,

including

organic

growth

projects,

partial

redemption

of

the

New

Notes,

business

or

assets
acquisitions and, if declared, payment of dividends.
Historical Cash Flows

The following

table summarizes

our cash

flows for

the nine

months ended

September 30,

2024 and

2023, as
reported in the accompanying consolidated financial statements:
Cash Flow
Nine months ended

September 30,
(in US$ thousands) 2024 2023
Net cash provided by operating activities $ 11,472 $ 223,681
Net cash used in investing activities (200,887) (183,028)
Net cash provided by (used in) financing activities 27,883 (23,005)
Net change in cash and cash equivalents

(161,532) 17,648
Effect of exchange rate changes on cash and cash

equivalents
(1,414) (15,180)
Cash and cash equivalents at beginning of period 339,295 334,629
Cash and cash equivalents at end of period

$ 176,349 $ 337,097
Operating activities
Net

cash

provided

by

operating

activities

was

$11.5

million

for

the

nine

months

ended

September

30,

2024,
compared to $223.7 million

for the nine

months ended September 30,

2023. The decrease in

cash from operating
activities was

driven by

the lower

coal revenue

s

and the

additional

payment

of $51.5

million

in relation

to the
stamp duty on

Curragh’s acquisition,

including tax interest,

partially offset

by income tax

refund of $21.3

million
as compared to income tax payment of $148.8 million

for the nine months ended September 30, 2023.
Investing activities
Net

cash

used

in

investing

activities

was

$200.9

million
for

the

nine

months

ended

September

30,

2024,
compared to $183.0 million for the nine months ended September 30, 2023. Cash spent on capital expenditures for the

nine months

ended September

30, 2024,

was $201.1

million, of

which $62.0

million was

related to

the
Australian Operations and

$139.1 million was

related to the

U.S. Operations. The

increase in capital

expenditures
was

largely

due

to

the

investment

in

organic

growth

projects

at

both

of

our

U.S.

Operations

and

Australian
Operations.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

44
Financing activities
Net

cash

provided

by

financing

activities

was

$27.9

million
for

the

nine

months

ended

September

30,

2024,
compared to net cash

used in financing activities

of $23.0 million for

the nine months ended

September 30, 2023.
Included in

net cash

provided by

financing activities

for the

nine months

ended September

30, 2024

were net
proceeds of $49.9 million in

relation to the Curragh Housing

Transaction, partially

offset by dividend payment

of
$16.7

million,

repayment

of

interest

bearing

and

other

financial

liabilities

of

$3.0

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
Newly Adopted Accounting Standards and Accounting

Standards Not Yet Implemented
See

Note

2.

(a)

“Newly

Adopted

Accounting

Standards”

and

Note

2.

(b)

“Accounting

Standards

Not

Yet
Implemented” to our unaudited condensed consolidated

financial statements for further information.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

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

30, 2024,

we had
$44.8

million

of

outstanding

provisionally

priced

receivables

subject

to

changes

in

the

relevant

price

index.

If
prices decreased 10%, these provisionally

priced receivables would decrease by

$4.5 million. See Item

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

Form 10-Q September 30, 2024

46
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
As of September

30, 2024,

we had

$299.9 million

of fixed rate

borrowings and

Existing Notes

and no variable-
rate borrowings outstanding.
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

$32.4 million and $92.5
million for the three and nine months ended September

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

2024, we had financial

assets of $541.8 million,

comprising of cash

and cash equivalents,
trade

receivables,

short-term

deposits

and

restricted

deposits,

all

of

which

are

exposed

to

varied

levels

of
counterparty

credit risk.

These

financial

assets

have

been assessed

under

ASC

326,
Financial

Instruments

–
Credit Losses
, and

a provision

for discounting

and credit

losses of

$0.7 million

was recorded

as of

September
30, 2024.

Coronado Global Resources Inc.

Form 10-Q September 30, 2024

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

Form 10-Q September 30, 2024

48
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal and

regulatory proceedings. For a description of our significant legal proceedings
refer

to

Note 16. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I, Item 1. “Financial

Statements” of

this Quarterly

Report on

Form 10-Q,

which information

is incorporated
by reference herein.
ITEM 1A.

RISK FACTORS
There were no material changes

to the risk factors previously

disclosed in Part I, Item

1A, “Risk Factors,” of our
Annual Report on

Form 10-K for

the year ended

December 31,

2023, filed with

the SEC

and ASX on

February
20, 2024, and

Part II, Item

1A. “Risk Factors” of

our Quarterly Report

on Form 10-Q for

the quarterly period ended
June 30, 2024 filed with SEC and ASX on August 5, 2024.

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

Form 10-Q September 30, 2024

49
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
4.1
Indenture, dated as of October 2, 2024, among Coronado Finance Pty Ltd, as issuer, Coronado
Global Resources Inc., as guarantor, the subsidiaries of Coronado Global Resources Inc. named therein, as additional guarantors, Wilmington Trust, National Association, as trustee and priority lien collateral trustee, relating to Coronado Finance Pty Ltd’s 9.250% Senior Secured Notes due
2029 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-56044)
filed on October 2, 2024 and incorporated herein by reference)
4.2
Form of 9.250% Senior Secured Notes due 2029 (included in Exhibit 4.1)
10.1*
First Amendment to Syndicated Facility Agreement, dated as of October 2, 2024, among Global
Loan Agency Services Australia Pty Ltd, as administrative agent, Global Loan Agency Services
Australia Nominees Pty Ltd, as collateral agent, Coronado Global Resources Inc., as holdings, and the guarantors named therein (filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K (File No. 000-56044) filed on October 2, 2024 and incorporated herein by reference)
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

Form 10-Q September 30, 2024

50
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Gerhard Ziems
Gerhard Ziems
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: November 12, 2024