Form 10-K
period 2024-12-31
Coronado Global Resources Inc.
filed 2025-02-19
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-K
___________________________________________________
(Mark One)
☒

ANNUAL REPORT

PURSUANT TO

SECTION 13 OR

15(d) OF THE

SECURITIES EXCHANGE

ACT
OF 1934
For the fiscal year ended
December 31, 2024
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

2024, the last business

day of the

registrant’s most recently completed

second
fiscal quarter, as reported on the Australian Securities Exchange, was $
651,547,217
.
The total

number of

shares of

the registrant’s

common stock,

par value

$0.01 per

share, outstanding

on December

31, 2024,

including
shares of common stock underlying the issued and outstanding CDIs, was
167,645,373
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions

of

the

registrant’s

proxy

statement

to

be

filed

with

the

Securities

and

Exchange

Commission

in

connection

with

the
registrant’s 2025 annual

general meeting of stockholders

are incorporated by reference

into Part III of

this Annual Report on

Form
10-K. Documents incorporated by reference in this report are listed in the Exhibit Index of this

Annual Report on Form 10-K.

Steel starts here.
Annual Report on Form 10-K for the year ended December

31, 2024.

Page
Number
PART I
Item 1.

Business
8
Item 1A.

Risk Factors
38
Item 1B.
Unresolved Staff Comments
66
Item 1C.
Cybersecurity
66
Item 2.

Properties
68
Item 3.
Legal Proceedings
90
Item 4.
Mine Safety Disclosures
91
PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities
92
Item 6.
[Reserved]
93
Item 7.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

94
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
112
Item 8.

Financial Statements and Supplementary Data
115
Item 9.
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
156
Item 9A.
Controls and Procedures
157
Item 9B.
Other Information
159
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent
Inspections
159
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
160
Item 11.
Executive Compensation
160
Item 12.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
160
Item 13.
Certain Relationships and Related Transactions, and Director
Independence
160
Item 14.
Principal Accountant Fees and Services
160
PART IV
Item 15.
Exhibits, Financial Statement Schedules
161
Item 16.

Form 10-K Summary
165
SIGNATURES
166

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

2024

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

2024

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

Coronado Global Resources Inc. Form 10-K December 31,

2024

PART I
ITEM 1.

BUSINESS.
Overview
We are a leading producer,

global marketer and exporter

of high-quality Met coals,

with a diversified portfolio

of
three high-quality,

long-life Met coal assets

located in Australia

and the United States,

or U.S. Our coals

are an
essential ingredient

in the production

of steel using

blast furnaces,

or BF,

used in the

manufacture of everyday
steel-based

products.

This

steel

supplies

large

segments

of

the

global

economy,

such

as

the

automotive,
construction, and infrastructure sectors.
Our mining

operations and

development projects

are located

in Queensland

in Australia,

and in

Virginia, West
Virginia

and

Pennsylvania

in

the

U.S.

Our

operations

in

the

U.S.,

or

U.S.

Operations,

and

our

operations

in
Australia, or Australian Operations

,

are strategically located for

access to transportation

infrastructure, enabling
us to serve a diversified customer base spanning five

continents.
Our Australian

Operations

consist of

a 100%-owned

Curragh producing

mining property

located in

the Bowen
Basin of Queensland, Australia. The

Curragh complex is comprised

of two open cut mines, Curragh

North Mine
and Curragh

South Mine

and one

underground mine,

Mammoth Underground.

With approximately

22 years

of
reserve

life,

the

Curragh

complex

is

a

key

supplier

to

steelmakers

in

Asia,

Europe

and

South

America,
contributing 9.7 MMt of saleable production for the year

ended December 31, 2024.

Our U.S.

Operations consist

of two

producing

mining properties

(Buchanan

and Logan)

and two

development
mining properties

(Mon Valley,

and Russell

County), primarily

located in

the Central

Appalachian region

of the
U.S.,

or

CAPP,

all

of

which

are

100%-owned.

Buchanan

and

Logan,

with

approximately

24

and

30

years

of
reserve life, respectively,

contributed a total of 5.7 MMt of

saleable production for the year ended December

31,
2024. On January 14, 2025, the Company successfully completed the sale of its idled Greenbrier property which formed part of the U.S. Operations.
In addition to Met

coal, our Australian

Operations sell thermal

coal,

under a long-term

legacy contract assumed
in the

acquisition

of

Curragh,

to

Stanwell

Corporation

Limited,

or

Stanwell,

a Queensland

government-owned
entity and the

operator of the

Stanwell Power Station

located near Rockhampton, Queensland,

and some thermal
coal in the export

market. Our U.S.

Operations also produce

and sell some

thermal coal that

is extracted in

the
process of mining Met coal.
Location of Australian Operations

Location of U.S. Operations
We

have

a

geographically

diverse

customer

base

across

a range

of

global

markets.

Major

consumers

of

our
seaborne Met coal in 2024 were located in high-growth

Asian markets, Brazil and Europe.
History and Australian Public Offering
We were founded in 2011

by our then Chief Executive Officer

and current Executive Chair,

Mr. Garold Spindler,
our then President and Chief Operating Officer, Mr. James Campbell and a private equity fund affiliated with The
Energy & Minerals

Group, or

EMG, with

the intention

of evaluating,

acquiring and

developing

Met coal

mining
properties.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

2024,

the

EMG

Group

and

management

beneficially

owned

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
• Australia; and
•

U.S.
In

addition,

while

“Other

and

Corporate”

is

not

determined

to

be

a

reporting

segment

it

is

disclosed

for

the
purposes of reconciliation to our Consolidated Financial Statements.
These segments are grouped based on geography and reflect how we currently monitor and report the results of
the

business

to

the

Chief

Executive

Officer,

who

is

our

chief

operating

decision

maker,

or

CODM.

Factors
affecting and differentiating the financial

performance of each of

these two reportable segments

generally include

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

products.
Industry Overview
Types and properties of Met Coal
Met coal is primarily

used in the manufacture of

coke, which is used

in the steel-making process, as

well as direct
injection

into

a

BF

as

a

replacement

for

coke.

Met

coals

are

differentiated

by

variations

in

the

physical

and
chemical properties that govern applicable use, and while all Met coals are used primarily in steelmaking, not all
Met

coals

have

equal

ability

to

be

carbonized

into

coke.

Coke

carbonization

is

a

process

of

heating

to

high
temperatures in

the absence

of oxygen,

certain coals

(i.e. Met

coals with

caking properties)

soften and

form a
plastic mass

that swells

and re-solidifies

into a

hard but

porous solid,

or coke.

Coke is

used primarily

as a

fuel
and a reducing agent in a BF during the reduction of iron ore into iron, before it is converted into steel.
Met

coal

types

include

hard

coking

coal,

or

HCC,

semi-hard

coking

coal,

or

SHCC,

semi-soft

coking

coal,

or
SSCC, and pulverized coal injection,

or PCI. All of

these types of Met

coal are used in

steel production processes
and are typically sub-categorized by their volatile content as low volatile content, or Low-Vol,

mid volatile content
or high volatile content, or High-Vol

.
Importance of Met Coal in the Global Economy
Met

coal

is

traded

globally.

Global

seaborne

markets

are

sub-divided

into

the

Atlantic

and

Pacific

basins,
referencing

the

primary

location

of

coal

production

and

location

of

the

end

customer.

Major

consumers

of
seaborne Met coal include China, India, Japan and Europe.
Met

coal

is

used

primarily

in

the

manufacturing

process

for

steel.

Steel

is

used

in

a

variety

of

applications

in
everyday life

from building

and infrastructure

construction to

wind turbine

blades to

cars. As

steel has

been an
essential part of

the expanding

global economy,

demand for

Met coal has

historically been

closely tied

to steel
production in the world’s growing economies, including

China and India.
Description of the Steelmaking Process
Met

coal

is

a

key

ingredient

in

the

production

of

steel

using

BFs,

and

approximately

0.78

ton

of

Met

coal

is
required to produce

one ton of

steel. An alternative

steelmaking process

utilizing electric arc

furnaces does not
use

coal

as

a

manufacturing

input

and

accounted

for

28.6%

of

steel

production

in

2023.

Steel

markets

are
distributed as follows:
Source: World Steel Association — World Steel in Figures, 2024.

Steel that

is recyclable

can be

re-used infinitely.

According to

the Word

Steel Association,

new steel

products,
on average, contain 30% recycled steel. The

steel industry uses its resources efficiently

and produces very little
waste.

Coronado Global Resources Inc. Form 10-K December 31,

2024

The table below shows

steel recovery by sector. Ninety percent of

steel in each of the

Machinery and Automotive
sectors is recovered.
Source: World Steel Association —Steel Facts.

Global Coal Markets
Markets

for

Met

and

thermal

coal

operate

relatively

independently

of

each

other.

However,

a

degree

of
substitution can occur

between specific thermal

coals and lower

ranked Met coals,

as lower ranked

Met coal is
less suitable for creating coke but

still contains thermal heating properties. When the supply of higher quality Met
coals is constrained, or

prices are extremely high,

these ‘crossover’ coals

can be sold

for higher value in

Met coal
markets but may retreat to thermal coal markets in times

of ample Met coal supply.
In

most

countries

in

which

Met

and

thermal

coals

are

produced,

domestic

markets

have

emerged

to

take
advantage of

proximate sources

of fuel

for power

generation or

feedstock for

coke making

and industrial

use.
Similarly,

transportation

linkages

have

been

developed

to

access

export

markets,

either

land

borne

across
country borders (such as between the U.S. and Canada) or seaborne. While substantially larger volumes of coal produced on an annual basis are consumed in the country of origin, export markets — and particularly seaborne markets — tend to exhibit

greater price and volume

transparency than domestic

markets. As a result, seaborne
market prices are the most common reference point in

the international Met coal market.
Typically,

global seaborne

markets are sub-divided

into the Atlantic

and Pacific basins,

referencing the

primary
location of coal production and location of the end-customer.
Major

consumers

of

seaborne

Met

coal

included

Japan,

China,

India

and

Europe.

Met

coal,

and

in

particular
HCC, is a

relatively scarce product,

as large-scale mineable

deposits are limited

to specific geographic

regions
located in the eastern U.S., western Canada, eastern Australia,

Russia, China, Mozambique and Mongolia.
Market Demand and Trends
Met Coal
Most of the

Met coal that

we produce is

sold, directly or indirectly, to steel

producers. The steel industry’s demand
for Met

coal is

affected by

several factors,

including the

cyclical nature

of that

industry’s business,

geopolitical
stability,

general

economic

conditions

affecting

demand

for

steel,

tariffs

on

coal,

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

others;

and

the

competitiveness

of

seaborne

Met

coal

supply,
including from

the

leading

Met coal

exporting

countries

of

Australia,

the

U.S.,

Russia,

Canada

and

Mongolia,
among others.

Thermal Coal

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

2024

94%
6%
FY24 Coal revenue mix -Australian
Operations
Met Thermal
Overview of Operations
Australian Operations—Curragh
Curragh is located in

Queensland’s Bowen Basin, one of the

world’s premier Met coal regions. Curragh

has been
operating since

1983, and

produces a

variety of

high-quality,

low-ash Met

coal products.

We believe

our HCC
product

is

recognized

by

steelmakers

for

its

low-ash

content,

consistency

of

quality

and

favorable

coking
attributes. We believe that our semi-coking coals, or SCC,

products are similarly valued, in particular for their

low
wall

pressure,

which

makes

them

suitable

for

stamp

charging

coke

ovens,

and

our

PCI

coal

at

Curragh

is
recognized

by

steelmakers

for

its

low

phosphorus

and

sulfur

content.

These

Met

coal

products

are

exported
globally

to

a

diverse

customer

base

located

primarily

in

Asia.

Curragh

also

produces

thermal

coal,

which

is
primarily sold domestically

under a long-term contract

with Stanwell, with a

limited amount of such

thermal coal
being exported.

Revenues from our Australian Operations represented

63.6% of our total revenue for the year ended December
31, 2024. See Item 2. “Properties” for more information regarding

Curragh.

Coal revenues split by Met and thermal for our Australian Operations are as follows:
For the year ended December 31, 2024, 70.9% of the total

volume of coal sold by our Australian Operations was
Met coal and 29.1% of the

total volume of coal sold

by our Australian Operations

was thermal coal, the majority
of which

was sold

to Stanwell.

For the

year ended

December 31,

2024, Curragh

sold 7.2

MMt of

Met coal

into
the seaborne coal markets. The

majority of customers purchase multiple

grades of products and have

purchased
Curragh coal continuously through all stages of the coal/commodity pricing cycle. Curragh’s Met coal is typically
sold

on

annual

contracts

negotiated

by

our

global

marketing

team,

with

pricing

agreed

to

bilaterally

or

with
reference

to

benchmark

indices

or

spot

indices.

Our

Australian

Operations

have

maintained

a

high

level

of
contract coverage against planned production. In 2024, substantially all of Curragh’s

Met coal export sales were
made under term contracts.
U.S. Operations—Buchanan and Logan
Our producing

mining

properties

in the

U.S.

are

located in

the CAPP

region, specifically

in

Virginia

and

West
Virginia, which is

a highly-developed and

active coal-producing region. Met

coal produced by

our U.S. Operations
is

consumed

regionally

by

North

American

steel

producers

or

exported

by

seaborne

transportation

to

steel
producers (primarily in

Asia, Europe and

South America). The U.S.

Operations also produce

small quantities of
thermal coal that

is extracted in

the process of

mining Met coal,

which is sold

to global export

markets. We believe
that many steelmakers

regard Met coal from

the CAPP region (where

our U.S. Operations

are located) to

be of
the highest

quality in

the

world

owing to

its generally

low-ash

and

sulfur content.

Our U.S.

Operations

offer

a
range of

Met coal

products, with

significant production

of HCC,

comprising coal

with High-Vol

,

(including High-
Vol A, or HVA

,

High-Vol B, or HVB, and High-Vol

A-B, or HVA

-B) and coal with Low-Vol.
Sales from our U.S. Operations to export

markets are typically priced with reference

to a coal benchmark index.
In circumstances where we

sell our seaborne

coal through intermediaries Free

on Rail (Incoterms

2010), or FOR,
our realized price on FOR sales does not

include transportation to the seaborne port

or costs to transload into a

Coronado Global Resources Inc. Form 10-K December 31,

2024

97%
3%
FY24 Coal revenue mix -U.S.
Operations
Met Thermal
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

to a coal

benchmark
index. For 2025, we

have entered into

annual fixed price

contracts to sell

approximately 2.3

MMt of Met coal

to
North American steel and coke producers. During

periods of stable and rising prices, we

strive to take advantage
of the spot market. Spot export contracts are negotiated

throughout the year.

Revenues from our U.S.

Operations, in the aggregate, represented

36.4% of our total

revenue for the year

ended
December 31, 2024. Coal revenues split by Met and thermal

for our U.S. Operations are as follows:

For the year ended December 31,

2024,

94.6% of the total volume of

coal sold by our U.S. Operations

was Met
coal and

5.4% was

thermal coal.

We sold

64.2% of

total Met

coal from

our U.S.

Operations into

the seaborne
Met coal markets for the year ended December 31, 2024.

See Item 2.

“Properties” for

more information

regarding Buchanan,

Logan and

the other

mining properties

that
comprise our U.S. Operations.
Competitive Strengths
Large scale and long-life operating assets with substantial

resource base
We own and

operate a portfolio

of long-life

assets across

Australia and the

U.S., with an

average implied

mine
life for our

producing mines

of approximately 23

years based on

December 31, 2024,

marketable reserves

and
2024 total saleable production.
Importantly,

we have 100%

ownership over all of

our operating mines,

allowing us full control

over all operating
decisions. This control adds

value throughout the cycle

and allows us to

react swiftly and decisively

to changes
in global market demands.

Coronado Global Resources Inc. Form 10-K December 31,

2024

We had reserves of

521 MMt and

a substantial resource base

of 499 MMt

(exclusive of reserves) as

of December
31, 2024.
(1)
(1)

Charts reflect reserves and resources as

at December 31, 2024 in MMt. Rounding

has been applied. Coal resources are

exclusive of coal
reserves. Australian resources

are reported

on a 5.3%

in-situ moisture

basis. U.S. Operations

resources are reported

on a dry

basis. Reserve
life

is

calculated as

marketable reserves

divided by

2024

total saleable

production

for

Coronado’s operating

assets

for

the year

ended
December 31, 2024. Refer to Item 2. “Properties.”
Diversified by geography, producing

mines, product and customer base
We

benefit

from

a

geographically

diverse

asset

base

in

Australia

and

the

U.S.,

with

access

to

multiple
transportation infrastructure

options, including

key rail

and port

infrastructure necessary

for both

the seaborne
export and domestic markets.

We have access to the

key major markets in both

the Atlantic and Pacific basins,
and our wide footprint provides flexibility to respond quickly to changes in global market demands.
Our

Met

coal

production

is

diversified

across

high-quality

products.

Our

Australian

Operations

produce

HCC,
SCC, and PCI coal.
We have a dedicated global

marketing team that generates direct

sales for our coal. We

sell most of our coal to
end users, either directly or through intermediaries, such

as brokers.

Our customer

base spans

across a

full spectrum

of key

global markets.

We sell

directly to

a number

of large,
high-quality and well-known

companies in the

steel industry. Many of our

core customers have

been longstanding
customers and

source our

products as

essential base

feed, which

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
We believe our geographic diversity provides a competitive advantage by allowing us to sell multiple products to
our

customers

in

multiple

countries.

This

allows

the

sales

team

to

leverage

its

relationships

to

provide

value
added solutions, including blends with third parties.

Coronado Global Resources Inc. Form 10-K December 31,

2024

70%
30%
FY2024
Export Domestic
72%
28%
FY2023
Export Domestic
66%
34%
FY2022
Export Domestic
2024 Coronado’s key coal trade flows
The below charts show our export and domestic

sales split by volume as of December 31, 2024,

2023 and 2022:
Sales volume by export and domestic coal sales

Coronado Global Resources Inc. Form 10-K December 31,

2024

51%
9%
41%
Australia
HCC SCC PCI
66%
34%
U.S.
Low Vol High Vol
The below charts

show Met product

ranges by volume

sold for our

Australian Operations and

our U.S. Operations
for the year ended December 31, 2024.
Sales of Met coal represented 95.2%

of our total coal revenues for the

year ended December 31, 2024. Most

of
the Met coal that we produce is sold, directly or indirectly,

to steel producers.

Sales of thermal coal represented 4.8% of our total coal revenues for the year ended December 31, 2024.

Expiration of Stanwell contract from early 2027 is

expected to increase cash flow generation
Coronado Curragh Pty Ltd,

or CCPL, a

subsidiary of Coronado, is

party to the Amended

Coal Supply Agreement,
or

ACSA

with

Stanwell,

which

was

entered

into

in

consideration

for

mining

rights

at

Curragh

North

that

we
inherited upon our

acquisition of

the complex in

2018. Under

the ACSA, CCPL

is required

to deliver approximately
3 MMtpa,

of thermal

coal to

Stanwell at

an agreed

price and

quantity.

The agreed

price is

meaningfully

lower
than the price that could be achieved for the same coal if it would be sold on the seaborne market. Furthermore,
Stanwell receives

a tonnage

rebate, consisting

of 25%

of export

revenues above

an agreed

floor price

on the
first 7 MMtpa we export, and 10%

of the revenues above a separate

floor price for exports above 7 MMtpa.

The
total Stanwell rebate for the year ended December 31,

2024, was $116.9

million.
Under the ACSA, Stanwell may vary the quantity of thermal coal purchased each year, so the total quantity to be
delivered to Stanwell each year cannot

be precisely predicted. Based on the contractually agreed amounts in the
ACSA and pattern

of prior deliveries,

management estimates that 3

MMtpa is the

approximate delivery obligation.
The

ACSA

is

expected

to

expire

in

early

2027;

and

upon

expiration

of

the

ACSA,

the

New

Coal

Supply
Agreement, or NSCA,

will govern the

supply of thermal

coal to Stanwell

reducing the delivery

requirement from
approximately 3 MMtpa

to approximately 2

MMtpa, which we

expect will allow

additional volumes to

be processed
and sold in the export market.

In addition,

the NSCA

does not

include any

obligations to

pay Stanwell

a tonnage

rebate on

volumes sold

into
the export market. For more details, refer to “Information Regarding

Major Customers” below.
Optimization of

our existing

assets and

continued investment

in accretive

organic growth

projects are
our key strategic focus areas
We

continue

to

invest

in

our

organic

growth

projects

at

both

Buchanan

and

Curragh.

In

December

2024,

we
commenced

operations

at

the

Mammoth

Underground

Mine.

The

project

involves

a

bord

and

pillar

mining
approach that leverages

Curragh’s existing infrastructure, resulting

in relatively limited

capital expenditures. Once
fully

operational,

the

project

is

designed

to

deliver

up

to

2.0

MMtpa

of

additional

saleable

production.

The
Mammoth Underground

Mine is

targeting coal

volumes

that can

be accessed

at a

relatively low

cost, which

is
expected to deliver cost reductions for the entire Curragh

operation on a per Mt basis.
We

continue

to

invest

in

a

capital

project

at

the

Buchanan

mine

to

de-bottleneck

operations

and

improve
productivity.

This includes

construction of

a new

surface raw

coal storage

area to

increase the

mine’s

storage
capacity.

The project

is designed

to alleviate

bottlenecks and

allow the

mine to

operate at

a higher

production
capacity. In

2024, excavation and construction

works continued with the completion

of access roads and bridge
extensions, in addition

to a stockpile

area coal reclaim

tunnel, electrical works

and installations. Buchanan

also
progressed the construction of a second set of

skips, which are intended to increase the mine’s hoisting capacity to the surface and allow the mine to operate at a higher capacity and are set for commissioning in the first half of
2025.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
•

changes in demand for steel and energy;
•

tariffs imposed by countries, including the U.S. and Australia, on the import of certain steel products and any retaliatory tariffs by other countries;
•

industrial production levels;
•

short-term constraints, including adverse weather conditions;
•

changes in the supply of seaborne coal;
•

technological changes;
•

changes in international freight or other transportation infrastructure rates and costs;
•

the costs of other commodities and substitutes for coal;
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
and

actual

coal

prices

and

demand

may

differ

materially

from

those

expected.

Our

business,

operating

and
financial

performance,

including

cash

flows

and

asset

values,

may

be

materially

and

adversely

affected

by
short-term or long-term volatility in the prevailing prices

of our products.
Competition in

the coal

industry is based

on many

factors, including, among

others, world supply

price, production
capacity,

coal

quality

and

characteristics,

transportation

capability

and

costs,

blending

capability,

brand

name
and diversified operations. We are subject to competition from producers in Australia, the U.S., Canada, Russia,
Mongolia and

other coal

producing countries. See

Item 1A. “Risk

Factors—We face increasing

competition, which
could adversely affect profitability.”
Information Regarding Major Customers
We are well-positioned

in the key

high-growth Asian

markets (Japan, South

Korea and India)

as sales to

direct
end

users

in

the

region

represented

58.5%
of

our

total

revenue,

including

Tata

Steel

Limited

and

TS

Global
Procurement Company Pte Ltd, collectively Tata

Steel, which accounted for 20.1%
of total revenue, in 2024.

Coronado Global Resources Inc. Form 10-K December 31,

2024

4%
30%
9%
21%
15%
8%
8%
4%
Customer -FY2024

direct sales by coal revenue
Other Asia countries
Japan
South Korea
India
North America
South America
Europe
Australia
0%
20%
40%
60%
80%
Tata Top 5 Top 10
Top Customers by coal revenues
FY 24
FY 23
The charts below

show our direct

sales by geographic region

in 2024 and

our sales by

customers 2023 and 2024.
Tata

Steel
Our U.S. Operations and Australian

Operations are parties to

Long Term

Coal Sale and Purchase Agreements,
or Long

Term

Agreements,

with Tata

Steel with

contract terms

ending March

31, 2025.

We have

commenced
negotiations with

Tata

Steel to

extend our

long-term

relationship after

the expiration

of the

current Long

Term
Agreements, and

we expect

to continue

our long-term

relationship with

Tata

Steel through

potential new

Long
Term

Agreements, with terms ending March 31, 2028.
Under the potential new Long Term

Agreements,

we intend to provide for the sale of a minimum

aggregate total
of 2.5 MMt

of coal per

contract year across

the Group, consisting

of certain specific

quantities of HCC

and PCI
Coal. The

coal is

intended to

be sold

Free on

Board (Incoterms

2020), or

FOB, priced with

reference to

benchmark
indices

and

the

agreements

contain

industry

standard

terms

and

conditions

with

respect

to

delivery,
transportation, inspection, assignment, taxes and performance failure.
Stanwell
We are party

to contractual arrangements

with Stanwell, including

the previously mentioned

ACSA–see Item 1.
“Business - Our Competitive Strengths, and the New

Coal Supply Deed, or the Supply Deed”.
Under the

ACSA, we

deliver

thermal coal

from Curragh

to Stanwell

at an

agreed

price and

quantity.

Stanwell
may vary the quantity of thermal coal purchased each year so the total quantity to be delivered to Stanwell each
year cannot be precisely forecast.

The coal that we

supply to Stanwell constitutes the majority

of the thermal coal
production from Curragh. Our cost of supplying coal to Stanwell has been greater than the contracted price paid
by Stanwell during the year ended December 31, 2024 and

for prior years.

Under the

ACSA, we

also share

part of

the revenue

earned from

export coal

sales (from

particular Tenements
(as defined below))

with Stanwell

through various

rebates. The

most material

rebate is

the export

price rebate,
which is linked to the realized export coal price for a defined

Met coal product, or Reference coal,

as follows:

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

Price.
In addition, the ACSA also provides for:
•

a tonnage rebate to Stanwell per Mt on the first 7.0 MMtpa of export coal sales and on export coal sales
above 7.0 MMtpa; and
•

a rebate on run-of-mine, or ROM, coal mined in the Curragh “Pit U

East Area.”
The total Stanwell

rebate for the

year ended

December 31,

2024, was $116.9

million and has

been included in
the

Consolidated

Statements

of

Operations

and

Comprehensive

Income

included

elsewhere

in

this

Annual
Report on Form 10-K.
The Supply

Deed grants

us the

right to

mine the

coal reserves

in the

Stanwell Reserved

Area, or

the SRA.

In
exchange, we have

entered into

the NCSA with

Stanwell, that

will commence

upon the expiration

of the ACSA
(which is expected to occur in early 2027 based on estimated volume remaining to be delivered).

The key terms
under the NCSA are described below:
•

Coronado’s supply obligation under the NCSA

will commence on the earliest of:
-

The day after the final delivery date under the ACSA;
-

the date of termination of the ACSA, if it does so prior to

final delivery date; or
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
•

Coronado is

not required

under the

NCSA to

pay to

Stanwell any

export rebates

payable under the

ACSA.
In summary, we have agreed that the total value of the discount received by Stanwell on coal supplied to

it under
the NCSA should

(by the expiration

of the NCSA)

be equal to

the net present

value of

$155.2 million

(A$210.0
million) as at the date of the Supply Deed, using a contractual pre-tax discount rate of 13% per annum.

The net
present value of the deferred consideration was $2

85.1 million as of December 31, 2024. See Item

8. “Financial
Statements and Supplementary Data—Deferred Consideration

Liability.”
As part

of the

NCSA, Coronado

and Stanwell

entered into

an Option

Coal Supply

Agreement, or

the OCSA

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

in the U.S.

See Item 7. “Management’s

Discussion
and Analysis

of Financial Condition

and Results

of Operations—Liquidity

and Capital

Resources” for

additional
information on our take-or-pay obligations.
Australian Operations
Our Australian

Operations

typically sell

export coal

FOB, with

the customer

paying for

transportation

from the
outbound shipping port.

The majority of

Curragh’s export

Met coal is railed

approximately 300 kilometers

to the

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

Network an integrated coal haulage
rail system owned and operated

by Aurizon Network Pty

Ltd. Curragh has secured

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
2029.

The

Wiggins

Island

Rail

Project,

or

WIRP,

Transport

Services

Agreement

with

Aurizon

Operations

is

for

2.0
MMtpa of capacity to

WICET.

This contract is effectively

100% take-or-pay (for a

portion of the rail haulage

and
all capacity access charges). The WIRP Transport

Services Agreement expires on June 30, 2030.
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

Pty Ltd, or WICETPL, owns WICET.

Other coal producers who export coal through WICET also
hold

shares

in

WICET

Holdings

Pty Ltd.

In

addition,

we

and

the

other

coal

producers

(or

shippers)

have
take-or-pay agreements with WICETPL and pay

a terminal handling charge to

export coal through WICET, which
is

calculated

by

reference

to

WICET’s

annual

operating

costs,

as

well

as

finance

costs

associated

with
WICETPL’s

external

debt

facilities.

Our

take-or-pay

agreement

with

WICETPL,

or

the

WICET

Take

-or-Pay
Agreement,

provides

Curragh

with

export

capacity

of

1.5

MMtpa.

The

WICET

Take

-or-Pay

Agreement

is

an
“evergreen” agreement, with rolling ten-year terms. If we inform WICETPL that we do not wish to continue to roll
the term

of the WICET

Take

-or-Pay Agreement,

the term

would be set

at nine years

and the terminal

handling
charge payable by us would

be increased so that our

proportion of WICETPL’s debt is amortized to nil by

the end
of that nine-year term.
Under

the

WICET

Take

-or-Pay

Agreement,

we

are

obligated

to

pay

for

that

capacity

via

terminal

handling
charges, whether utilized or not. The terminal handling charge payable by us can be adjusted by WICETPL if

our
share of WICETPL’s

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

WICETPL’s

costs

going

forward,

in the

form

of
increased terminal handling charges.
If we default under the

WICET Take

-or-Pay Agreement, we would

be obligated to pay a

termination payment to
WICETPL. The termination

payment effectively

represents our proportion

of WICETPL’s

total debt outstanding,
based on the

proportion of

our contracted

tonnage to

the total contracted

tonnage of

shippers at

WICET at the
time the payment is triggered. Shippers can also

become liable to pay the termination

payment where there is a
permanent cessation of

operations at WICET.

Since WICET began shipping

export

tonnages in April 2015,

five
shareholders

of

WICET

Holdings

Pty Ltd

have

entered

into

administration

and

their

relevant

take-or-pay

Coronado Global Resources Inc. Form 10-K December 31,

2024

agreements have subsequently

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

WICETPL can draw on

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

U.S.
Operations

export

sales

are

made

through

intermediaries.

For

these

sales,

the

intermediary

typically

takes
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

serves our Logan mining property.

CSX transports coal to

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

advancement of our development

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
While we acknowledge the

emissions-intensive cumulative impacts of mining,

transportation and use of

Met coal,
as critical player in

the world’s transition to renewable energy

future, Coronado has an important

role in operating
sustainably and responsibly.

We

are

focused

on

extracting

high-quality

Met

coal

with

commitment

to

safe

and

sustainable

practices.

Coal
mining

is

one

of

the

most

environmentally

regulated

industries

in

the

world,

and

it

is

vital

that

we

strive

to
consistently meet or exceed relevant regulatory standards.
We are subject to various environmental laws, regulations and public policies in Australia and the U.S.

Managing
our environment and climate

change risks is a

key component of our

corporate strategy and

it is integrated into
our daily

operations. We seek

to minimize

our environmental impact

and ensure

we meet

or exceed

our legislative
and regulatory environmental obligations.

Coronado’s sustainability principles include the following

:
●

Support the health and wellbeing of our people by maintaining a safe workplace with the ultimate goal of employee safety.

●

Respect our environment

by minimizing the

impact of our

business activities and

rehabilitating affected
landscapes.
●

Actively contribute

to

the

local communities

in

which

we operate

by delivering

economic

benefits

and
engaging in an open and transparent manner.

●

Build

teams

of

engaged

and

motivated

individuals

that

understand

the

positive

and

social

economic
relevance of what they do.
●

Operate fairly and equitably with suppliers and customers
●

Generate profitable and sustainable returns to shareholders.

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

activities create GHG emissions.

Climate change is one of

the most significant
issues for

the steel

industry,

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
Coronado’s operational emissions profile is predominantly

Scope 1 emissions. Within these Scope 1 emissions

,
the major source is fugitive emissions, which is an inherent gas released as a function of mining coal source and
diesel consumption.
Our Australian Operations disclose

GHG Scope 1

and 2 emissions annually

to the Clean

Energy Regulator under
the National Greenhouse and Energy Reporting Scheme.

Our

U.S.

Operations

undergo

detailed

internal

inspections

as

well

as

rigorous

evaluations

by

both

state

and
federal inspectors

on a

regular basis.

Our U.S.

Operations

disclose GHG

Scope 1

and 2

emissions, including
fugitive emissions

(methane),

for the

facilities

required

to report

their

emissions

annually

to the

United

States
Environmental Protection Agency.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Our

operations

are

currently

focused

on

implementing

reporting

improvements,

identifying

opportunities

for
reducing emissions

on a per

ton of coal

production basis

and benchmarking

ourselves against

our peer

group.
Coronado launched its first set of GHG targets

in 2021 and has committed to targeting reductions

in its Scope 1
and 2 emissions by 30% by 2030 from its 2019 emissions

baseline.

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
Senior leaders and subject matter

experts from our Australian and

U.S.

Operations meet regularly to discuss and
analyze

how

climate

change

might

impact

our

strategies

and

to

review

how

we

are

progressing

towards

our
emissions reduction targets. This

is achieved through

reviewing the accuracy of

the emissions forecast, providing
updates on

decarbonization projects

and discussing

idea pipelines

in relation

to new

technologies. Our

capital
allocation framework integrates climate-related risks

and opportunities into its decision-making processes.
We are

also evaluating

a range

of potential

projects that

could have

a positive

impact on

our emissions

profile
including

options

for

energy

generation

from

solar,

wind

and

gas

along

with

on-grid

solutions.

In

2022,

we
commissioned the

Buchanan Ventilation

Air Methane,

or VAM,

abatement project

on vent

shaft 16

at our

U.S.
Operations. The

project utilizes the

latest technology

to convert

fugitive methane

gas emissions

to carbon

dioxide.
Given

the

proven

success

of

the

original

VAM

unit,

we

installed

a

second

unit

at

vent

shaft

18

at

our

U.S.
Operations in 2024.

The 2

VAM

units

are

anticipated

to

destroy

approximately

300,000

tCO2-e

annually

(depending

on

operating
conditions), a significant contribution to our strategic

path to a 30% reduction target by 2030.

At Curragh

we have continued

to develop

our understanding

of the gas

reservoirs and

are progressing

studies
for open cut

gas drainage in

advance of mining.

In 2024, a

second gas truck

trial was run

to confirm the

gas to
diesel displacement ratio and understand additional operational impacts for future options.
Increased public concern may result in

additional regulatory risks as new laws and

regulations aimed at reducing
GHG emissions come into effect in the jurisdictions in which we operate. Any legislation that limits or taxes GHG emissions could adversely impact our growth, increase

our operating costs, or reduce demand for our coal.

With

respect

to

physical

climate

risks,

our

operations

may

be

impacted

by

adverse

weather-related

events
potentially resulting in lost production, supply chain disruptions and increased operating costs, which could have a material adverse impact on our financial conditions and results of operations.

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

U.S., we operate

in regional locations

with highly competitive

labor markets. In

each location,
we

are

creating

a

high-performing

workforce

with

a

talent

pipeline

for

future

leaders,

including

succession
planning for critical

roles. To

achieve this,

we continue

to create a

culture that welcomes

and values

all people
and

where

our

core

values

of

collaboration,

accountability,

respect

and

excellence

are

demonstrated

in
everything that we do.
Worldwide we had 1,951 employees as of

December 31, 2024. In addition, as of

December 31, 2024, there were
1,790 contractors supplementing the permanent workforce, primarily at Curragh. Since we operate in areas with

Coronado Global Resources Inc. Form 10-K December 31,

2024

highly competitive labor markets, it is essential that we

have a continued focus on attracting the

best people, and
ensuring we have programs in place to engage, develop

and retain them within our business.
We continue to support

initiatives to enhance our

culture, increase our

ability to attract and

retain the workforce
we need, and

to drive our

desire to build

safe, high-performing

teams. This

includes extensive

efforts to

gather
feedback from

our employees

and contacting

partners through

surveys, focus

groups and

team empowerment
sessions. Following

analysis of the

feedback, priorities

are identified,

and cultural

programs designed

to bridge
gaps between current and desired cultural states are developed and implemented.
As of

December 31,

2024, approximately

10.1% of

our total

employees, all

at our

Australian Operations,

were
covered by a single, federally-certified collective Enterprise Agreement, or the EA, for specified groups of mining and maintenance employees. Our U.S. Operations employ

a 100% non-union labor force.
Safety
On May 31, 2024, one

of our employees was fatally

injured while working in our

Buchanan underground mining
complex in

Virginia in

the U.S.

The Company

ceased operations

at its

Buchanan mine

until June

3, 2024,

and
worked with the appropriate U.S. federal and state agencies on site investigating the incident.

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

U.S.

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

Reportable Injury

Frequency Rate,

or TRIFR, as

of December

31, 2024 for
our Australian Operations

was 2.22
and the Total Reportable Incident

Rate, or TRIR,

for 12-month rolling

average
as of December

31, 2024

for our

U.S. Operations

was 2.22.

We strive

to ensure

that we

continue to
provide a
safe operating environment for all employees and contractors.
Workforce composition
Our

values

(CARE

–

Collaboration,

Accountability,

Respect,

Excellence)

guide

our

policies,

processes

and
actions as they

relate to

all workforce

interactions and

people related

initiatives. As

part of these

values and

to
enable our

people to

excel within

the workplace,

we are

building an

inclusive workforce,

where each

person’s
viewpoint is heard, valued and respected.

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
As of December 31, 2024:
•

in the U.S., approximately 5.9% of Senior Managers

were female.
•

in Australia,

over

31% of

employees

at a

General

Manager,

Senior

Manager

and

Senior Professional
level were female, an increase from 28.4% in 2023.
•

6.0% of our global workforce was female.

Coronado Global Resources Inc. Form 10-K December 31,

2024

•

55.6% of all

employees were

between the

ages of

30 and

50 years

old, and

the number

of employees
under 30 increased from 13.7% as of December 31, 2023 to

16.2% as of December 31, 2024.
Attracting and retaining the right people
Attracting and retaining the best

people is crucial to our

growth and success. Talent

is a valuable resource, and
we actively seek

individuals who are

not only highly skilled

but also align

with our core

values and goals.

Since
operating

in regional

areas

where talent

availability

and

the

market

is competitive,

we recognize

the

need for
additional efforts

to retain

our employees.

We continue

to enhance

our remuneration,

cash benefits

and other
non-tangible benefits to ensure

team members are appropriately recognized and rewarded.

In

2024,

our

total

rolling

turnover

rate

was

27.7%

and

17.5%

in

Australia

and

the

U.S.,

respectively,

and

our
voluntary departure rolling

turnover rate was

18.1% and 13.2%

in Australia and

the U.S., respectively.

In 2023,
our total

rolling

turnover rate

was 18.1%

and 13.4%

in Australia

and the

U.S.,

respectively,

and

our voluntary
departure rolling turnover rate was 15.5% and 10.9%,

in Australia and the U.S., respectively.

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

title,

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

(Qld),

or

the

MRA;

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

MRA creates

different tenures
for different mining activities, such as prospecting, exploring and mining. A ML is the most important tenure, as it permits

the

extraction

of

minerals

in

conjunction

with

other

required

authorities.

The

MRA

imposes

general
conditions on a ML.
The MRA

provides that

regulations may

prescribe the

royalties payable

in respect

of minerals mined

from land
to

the

Crown.

Royalty

rates

are

prescribed

under

the

Mineral

Resources

Regulation

2013

(Qld),

or

the

MR
Regulation. A person

who is the holder

of a ML must

keep the records

necessary to enable the

royalty payable
by the person

to be ascertained.

In relation

to coal,

the MR Regulation

prescribes a

progressive six

tier royalty
rate

structure,

with

the

applicable

royalty

rate

determined

based

on

the

average

price

per

Mt

of

coal

sold,
disposed of, or used in the return period.

The tiers

applicable in

calculating

the royalty

payable for

our Australian

Operations

that have

been applicable
since July 1, 2022 are as set out below:
•
7% for average coal price per Mt sold up to and including

A$100 per Mt;
•

12.5% for average coal price per Mt sold from over

A$100 up to and including A$150 per Mt;
•

15% for average coal price per Mt sold from over A$150

up to and including A$175 per Mt;
•

20% for average coal price per Mt sold from over A$175

up to and including A$225 per Mt;
•

30% for average coal price per Mt sold from over A$225

up to and including A$300 per Mt; and
•

40% for average coal price per Mt sold above A$300 per

Mt.

Coronado Global Resources Inc. Form 10-K December 31,

2024

The royalty

payable

for

coal sold,

disposed

of or

used

in

a return

period

is then

calculated

by multiplying

the
royalty rate

by the

value of

the coal.

Queensland Revenue

Office

Public Ruling

MRA001.4 contains

details on
the

costs

that

can

(and

cannot)

be

deducted

when

calculating

the

applicable

royalty

and

the

method

for
determining the value of the coal. In October

2024, the Progressive Coal Royalties Protection (Keep Them in the
Bank) Bill 2024 (Qld)

was passed by the

Queensland Government, amending the MRA

to introduce a coal

royalty
rate floor, by providing that a regulation may not prescribe coal royalty rates that are lower than those prescribed from

time

to

time,

meaning

that

royalty

tiers

can

only

be

reduced

by

the

operation

of

legislation.

Current
processes will continue

to apply for

any increase to

coal royalty rates.

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
The Mineral

and

Energy

Resources

(Financial

Provisioning)

Act

2018 (Qld),

or the

Financial

Provisioning

Act
establishes

a

financial

provisioning

scheme,

or

the

Scheme,

from

which

the

Department

of

the

Environment,
Tourism,

Science

and

Innovation,

or

the

DETSI,

sources

funds

to

rehabilitate

and

remediate

land

subject

to
mining.
Under

the

Financial

Provisioning

Act,

all

mine

operators

are

required

to

make

a

submission

to

the

DETSI

in
respect

of

an

Estimated

Rehabilitation

Cost,

or

ERC,

for

the

mine

site.

The

ERC

is

determined

using

the
DETSI-approved

ERC

calculator.

Using

this

information,

the

DETSI

sets

the

ERC

for

the

mine.

The

DETSI
provides the ERC to the manager of the Scheme, or the Scheme Manager.

The Scheme Manager undertakes a
risk assessment of the

mine, which is based

upon independent advice

from a Scheme risk

advisor. EAs

with at
least $100,000

in ERCs

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
•

any changes that increase ERC amounts or are the result

of disturbances;
•

any major Environmental Authority,

or EA, amendment;
•

compliance with existing EA obligations; and

•

major changes to financial soundness of the EA holder.

Curragh has

2

EAs, which

are covered

by the

Scheme,

namely

EA number

EPML00643713

and

EA number
EPVX00635313.

In

November

2024,

the

Scheme

Manager

completed

the

assessment

of

the

Annual

Review
Allocation for EA number

EPML00643713 and issued an Annual

Review Allocation of “Moderate”.

The moderate
rating resulted in Curragh being obliged to make a financial contribution to the Scheme of 2.75% of the ERC.

In
January 2025, the Scheme Manager completed an

assessment of the Annual Review Allocation

for EA Number

Coronado Global Resources Inc. Form 10-K December 31,

2024

EPVX00635313 and

issued an

Annual Review

Allocation of

“High” in

respect of

MDL162 requiring

Curragh to
maintain its historical financial assurance in respect of 100%

of the ERC for that EA.
The Financial Provisioning Act also requires for a Progressive Rehabilitation and Closure

Plan, or a PRCP, to be
produced with

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

Curragh’s PRCP was
submitted to the DETSI,

the relevant government

department, on October

20, 2022, and Curragh

has complied
with all further requests for information made by the DETSI.

The DETSI advised Curragh that the end date of the
decision period in relation to the PRCP has been extended

to September 30, 2025.

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
•

causing environmental nuisance;
•

depositing prescribed water contaminants in waters and related matters; and
•

placing contaminants where environmental harm or nuisance

may be caused.
The EA

holder must

also be

a registered

suitable operator under

the EP

Act. We are

a registered

suitable operator
(RSO Number 293585).
We

hold

EA

EPML00643713,

which

authorizes

the

open

cut

and

underground

mining

of

black

coal,

mineral
processing,

chemical

storage,

waste

disposal

and

sewage

treatment

over

the

14

MLs

at

Curragh

on

certain
conditions.

Those

conditions

include

requirements

in

relation

to

air

and

water

quality,

regulated

structures
(e.g., dams),

noise

and

vibration,

waste,

land

use,

rehabilitation,

watercourse

diversion

and

GHG

emission
reduction programs.
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

dealings affecting

native title

may proceed

and to

set standards

for those

dealings, to

establish a

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

the RPI Act,

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
In conjunction with

the grant in

July 2016 of

ML 700006, ML

700007 and ML

700008 at Curragh,

we were granted
a

regional

interest

development

approval,

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
(Qld) and the relevant Coal

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

2024

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
Safety Legislation,

we have also established an occupational hygiene

baseline for dust exposure at Curragh.
Water Act 2000 (Qld)

In Queensland, all entitlements to the use, control and

flow of water are vested in the state and regulated by

the
Water Act

2000 (Qld).

Allocations under

the Water

Act 2000 (Qld)

can be managed

by a water

supply scheme
operator,

such

as

SunWater Ltd,

which

is

a

Government-owned

corporation

regulated

by

the

Queensland
Competition Authority.

We have purchased

the required water

allocations for Curragh

and entered into channel
and pipeline infrastructure agreements and river supply agreements with SunWater

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

Government’s

Safeguard

Mechanism

is

a

legislative

framework

to

incentivize

emissions
reductions,

through

declining

emissions

limits,

called

baselines,

predictably

and

gradually

on

a

trajectory
consistent with

achieving the

Government’s emissions

reduction target

of 43%

below 2005

levels by

2030 and
net zero by

2050. The scheme

includes credits

to provide

an incentive

to companies

to reduce

their emissions
below their baselines.
The

Safeguard

Mechanism

applies

to

industrial

facilities

emitting

more

than

100,000

tons

of

carbon

dioxide
equivalent per

year,

including in

electricity,

mining, oil

and gas

production, manufacturing,

transport and

waste
facilities.
In

accordance

with

the

Safeguard

Mechanism,

Curragh

has

established

a

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

Coronado Global Resources Inc. Form 10-K December 31,

2024

Black Coal Mining Industry Award 2010 which regulates conditions including termination arrangements, pay and hours of work.
Unfair dismissal,

enterprise bargaining,

bullying claims,

industrial actions

and resolution

of workplace

disputes
are also regulated

under state

and federal

legislation. Some

of the workers

at Curragh

are covered

by the

EA,
which was approved by the

Fair Work Commission,

or the Commission, Australia’s

national workplace relations
tribunal. See “—Human Capital Disclosures” above.
On December 7,

2023, the Fair

Work Legislation Amendment (Closing

Loopholes) Bill 2023,

containing the Same
Job, Same

Pay concept

proposed by

the Australian

Government was

passed. It

came into

effect in

November
2024.
The new laws seek to identify when

a labor hire worker is completing

the same job as an ordinary employee,

and
subsequently, determine

what is an applicable rate of pay for the labor hire worker

completing this job.

In

respect

of

the

workers

at

Curragh

covered

by

the

EA,

applications

will

be

allowed

to

be

made

to

the
Commission for an

order that labor

hire employees must

be paid

at least what

they would receive

under Curragh’s
EA

(noting

that

there

are

exemptions

for

registered

trainees

and

apprentices,

short-term

placements,

small
businesses and genuine service contractors).
The

Commission

will

then

make

an

assessment

that

a

Same

Job,

Same

Pay

order

would

be

fair

and
reasonable—including

whether

labor

hire workers

are performing

the

same work

as EA

employees—and

can
make an order

setting a ‘Protected

Rate of Pay.’

Any conditions in

Curragh’s EA that are

captured by the

meaning
of “full rate of pay” (e.g., any incentives, loadings, allowances, and penalty rates) will be payable to the labor hire
worker, so long as those conditions

are enlivened by the “same job” being performed.
Regulatory Matters—U.S.
Federal,

state

and

local

authorities

regulate

the

U.S.

coal

mining

industry

with

respect

to

matters,

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

U.S. coal

industry by

extensively regulating the

SO2, nitrogen
oxides,

mercury,

PM,

GHGs,

and

other

substances

emitted

by

coal-burning

facilities,

such

as

steel
manufacturers,

coke

ovens

and

coal

fired

electric

power

generating

facilities.

Over

time,

the

EPA

has
promulgated or proposed CAA

regulations to impose more

stringent air emission standards

for a number

of these

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

April 14,

2020, the EPA announced

its intention

to retain, without

changes, the 2012

PM NAAQS.

This action

was finalized by

the EPA on December

18, 2020.

On March

6, 2024,

the EPA

finalized a rule

lowering
the level of

the annual

24-hour PM2.5

standards for

fine PM

NAAQS from

12.0 ug/m3

to 9.0

ug/m3. The

more
stringent NAAQS, requires new

SIPs to be developed

and filed with the

EPA, which may trigger additional control
technology

for

mining

equipment

or

coal-burning

facilities,

or

result

in

additional

challenges

to

permitting

and
expansion

efforts.

The

revised

NAAQs

has

been

challenged

by

industry

participants

and

litigation

remains
ongoing.
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

On

March

15,

2021,

the

EPA

finalized

a

rule

update

that

requires

additional

emissions

reduction

of

nitrogen
oxides

from

power

plants

in

twelve

states.

Additional

emission

reduction

requirements

in

these

states

could
adversely affect the demand for coal.

On April 30, 2021, the EPA finalized the Revised CSAPR Update Rule, which fully addressed twenty-one states’
outstanding interstate

pollution transport

obligations for

the 2008

NAAQS for

ozone.

For nine

states, the

EPA
found that

their projected

2021 emissions

do not

significantly contribute

to non-attainment

and/or maintenance
problems in downwind states.

The remaining twelve states

were found to

contribute to the non-attainment and/or
maintenance

problems

in

downwind

states.

The

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
gas HAPs, non-mercury HAP

metals and organic

HAPs. The rule

provided three years

for compliance with

MACT
standards and

a possible

fourth year

if a

state permitting

agency determined

that such

was necessary

for the
installation

of

controls.

Though

the

MATS

rule

has

been

the

subject

of

various

legal

challenges,

the

EPA
reaffirmed the

scientific, economic,

and legal

underpinnings

of the

MATS

rule in

February 2023.

In May

2024,
the EPA finalized even more stringent non-mercury metal surrogate filterable PM emission standards for all coal-
fueled electricity

generating plants

and new

mercury emission

standards

for lignite-powered

units. This

rule is
currently subject to ongoing litigation. The

more stringent regulations may increase the

cost of coal-fired electric
power generation and negatively impact the demand for

coal.
GHG Emissions

Standards and Guidelines.

In 2014, the

EPA

proposed a sweeping

rule, known

as the “Clean
Power Plan,” to cut carbon emissions from existing electricity generating units, including coal-fired power plants.
Following

a

series

of

legal

challenges,

the

EPA

commenced

new

rulemaking

proceedings

in

October

2017,
ultimately rescinding the Clean

Power Plan and finalizing

its replacement, the Affordable

Clean Energy,

or ACE
rule, in

June 2019.

The ACE

rule establishes

emission guidelines

for states

to develop

plans to

address GHG
emissions

from

existing

coal-fired

power

plants.

Like

its

predecessor,

the

ACE

rule

was

subject

to

significant
litigation and was remanded to the EPA

for further action.

On April

25, 2024,

the

EPA

finalized

a rule

that

(1)

repeals

the

ACE rule,

(2)

established

guidelines

for GHG
emissions

from

existing

fossil-fuel

fired

steam

generating

EGUs,

(3)

finalizes

revisions

to

the

NSPS

for

GHG
emissions

from

new

and

reconstructed

fossil

fuel-fired

stationary

combustion

turbine

EGUs,

and

(4)

finalizes
revisions to

the NSPS

for GHG

emissions from

fossil fuel

fired steam

generating EGUs

that undertake

a large
modification.

The final rule requires widespread implementation of carbon capture and sequestration and use of

Coronado Global Resources Inc. Form 10-K December 31,

2024

green

hydrogen.

The

new

rules

may

require

significant

capital

expenditure

to

develop

the

infrastructure
necessary for compliance and could impact our customers

and future demand for coal.
There have

also been

numerous challenges

to the

permitting of

new coal-fired

power plants

by environmental
organizations and state regulators for

concerns related to GHG emissions.

For instance, various state regulatory
authorities have rejected the construction of new coal-fueled power plants based on the uncertainty surrounding
the potential costs associated with GHG emissions under future laws.

In addition, several permits issued to new
coal-fueled power plants without GHG emission

limits have been appealed to the EPA's

Environmental Appeals
Board.

A federal appeals court allowed a

lawsuit pursuing federal common law claims

to proceed against certain
utilities on the basis that they may

have created a public nuisance due to

their emissions of carbon dioxide, while
a

second

federal

appeals

court

dismissed

a

similar

case

on

procedural

grounds.

The

U.S.

Supreme

Court
overturned that

decision in

June 2011,

holding that

federal common

law provides

no basis

for public

nuisance
claims against utilities due to their carbon dioxide emissions.

The U.S. Supreme Court did not, however, decide
whether similar claims

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
This program

may restrict

the construction

of

new

coal-fired

power

plants,

the

operation

of

which

may

impair
visibility

at

and

around

the

Class

I

Areas.

Additionally,

the

program

requires

certain

existing

coal-fired

power
plants

to install

additional

control measures

designed

to limit

haze-causing

emissions,

such

as SO2,

nitrogen
oxide and PM. On August 30, 2022, the EPA issued a final action finding that 15 states had failed to submit SIPs
by the

July 31,

2021 deadline.

Such failure

triggers a

two year

deadline for

the EPA

to promulgate

a Federal
Implementation

Plan

unless

the

states

submit

and

the

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
triggered

the

application

of

these NSR

standards.

Some of

these

lawsuits

have

been settled

with

the

owners
agreeing to

install additional

emission control

devices in

their coal-fired

power plants.

In recent

years, the

EPA
proposed and promulgated several revisions to its

NSR regulations and policies concerning NSR permitting.

For
example,

in

2023,

the

EPA

issued

a rule

that

would

require

additional

sources

to

consider

fugitive

emissions

when determining if

NSR has been

triggered. Remaining litigation and

uncertainty around the NSR

program rules
could impact demand for coal.
Coke Oven Batteries and Coke Ovens. Coke Oven Batteries and Coke Ovens: Pushing, Quenching, and Battery
Stacks are two source categories

regulated by the CAA. On

July 5, 2024, the EPA

finalized amendments to the
emissions standards for Coke Ovens which lower the limits for leaks from doors, lids,

and offtakes, require fence
line monitoring

for benzene

and impose

new emissions

standards

for previously

unregulated

HAPs within

the
category such as hydrogen

chloride, hydrogen fluoride,

and mercury.

These standards may

impact our current
and prospective customers and reduce long-term demand for

coal.
Clean Water Act of 1972
The U.S. Clean Water Act of 1972, or the CWA,

and corresponding state law governs the discharge of toxic and non-toxic pollutants into

the waters

of the

U.S. CWA requirements

may directly

or indirectly

affect U.S. coal

mining
operations.
Water Discharge.

The CWA and corresponding state laws affect coal mining operations by imposing restrictions on discharges of

wastewater into waters of

the U.S. through

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

Coronado Global Resources Inc. Form 10-K December 31,

2024

Dredge and Fill Permits.

Many mining activities, such as the development

of refuse impoundments, fresh water
impoundments,

refuse fills,

and other

similar structures,

may result

in impacts

to waters

of the

U.S., including
wetlands, streams and, in certain instances, man-made

conveyances that have a hydrologic connection

to such
streams or wetlands. Under the CWA, coal

companies are also required to obtain

a Section 404 permit from the
USACE prior to

conducting certain mining

activities, such as

the development of

refuse and slurry

impoundments,
fresh water impoundments,

refuse fills and

other similar structures

that may affect

waters of the

U.S., including
wetlands,

streams

and,

in

certain

instances,

man-made

conveyances

that

have

a

hydrologic

connection

to
streams or

wetlands. The

USACE is

authorized to

issue general

“nationwide” permits

for specific

categories of
activities that are similar in nature

and that are determined to have

minimal adverse effects on the

environment.
Permits issued

pursuant to

Nationwide Permit

21, or NWP

21, generally

authorize the disposal

of dredged and
fill material from surface coal mining activities into waters of the U.S., subject to certain restrictions. Since March
2007, permits

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

NWP 21.
For many years, there has been uncertainty

surrounding the definition of the

“waters of the U.S.” scope of

CWA
jurisdiction. On

August 29,

2023, the

EPA and the

Department of

the Army

issued a

final rule

revising the

definition
of “waters of the U.S. ” under the CWA.

This rule conforms with the U.S. Supreme Court’s

decision in Sackett v.
Environmental Protection, 598 U.S. 651 (2023). The revised definition and the U.S. Supreme Court’s decision in
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
flue

gas

desulfurization

wastewater,

or

FGD,

and

bottom

ash

transport

water,

or

BA.

With

respect

to

FGD,
selenium standards are

less stringent than

under the 2015

rule, and certain

types of facilities,

such as facilities
with

high

FGD

flow,

low

utilization

boilers

and

those

set

to

retire

coal

combustion

units,

are

subject

to

less
stringent

effluent

limits.

The

compliance

deadline

for

FGD

technology-based

wastewater

limits

was

extended
from

December

31,

2023

to

December

31,

2025.

On

May

9,

2024,

the

EPA

finalized

new

rules

to

revise

the
technology-based

effluent

limitations

guidelines

and

standards

for

the

steam

electric

power

generating

point
source category applicable to FGD

wastewater, BA transport water, and combustion residual leachate at existing sources. These

rules may

significantly

increase costs

for many coal

-fired steam

electric power

plants and

may
impact demand for coal.
Surface Mining Control and Reclamation Act of 1977
The

Surface

Mining

Control

and

Reclamation

Act of

1977,

or the

SMCRA,

which

is administered

by the

U.S.
Office

of

Surface

Mining

Reclamation

and

Enforcement,

or

OSM,

establishes

operational,

reclamation

and
closure standards for all aspects of surface mining and

many aspects of underground mining in the U.S.

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

Buchanan, Logan

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

use);

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
The

permitting

required

for

coal

mining

continues

to

be

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
$24.1 million as of

December 31, 2024.

The surety bond

requirements for a

mine represent

the calculated cost
to reclaim the current operations if it ceased to operate in the current period. The cost calculation for each surety
bond must be completed according to the regulatory authority of each state.
The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the U.S. The proceeds are used
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
National Environmental Policy Act of 1969
The National Environmental Policy

Act of 1969,

or NEPA, applies to mining

operations or permitting requirements
that

require

federal

approvals.

NEPA

defines

the

processes

for

evaluating

and

communicating

environmental
impact

of

“major

federal

actions”

significantly

affecting

the

quality

of

the

human

environment,

such

as

the
permitting of new mine

development on federal

lands. NEPA

requires federal agencies,

such as the EPA

or the
OSM,

to

incorporate

environmental

considerations

in

their

planning

and

decision-making.

The

federal

agency
carrying out the

requirements of

NEPA

must prepare

a detailed statement

assessing the

environmental impact
of

and

alternatives

to

the

particular

action

requiring

agency

approval.

These

statements

are

referred

to

as
Environmental

Impact Statements or Environmental Assessments. As codified in the Fiscal Responsibility Act of
2023, environmental impact statements must include any reasonably foreseeable climate change-related effects of

a

proposed

action,

reasonably

foreseeable

effects

that

cannot

be

avoided,

and

a

reasonable

range

of
alternatives. Interim

guidance

issued

in

January

2023

by

the

White

House

Council

on

Environmental

Quality
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

of
solid and

hazardous wastes.

RCRA also

addresses the

environmental effects

of certain

past hazardous

waste
treatment, storage

and disposal

practices, and

may require

a current

or past

site owner

or operator

to remove

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

CCR rule were not sufficiently protective, and it invalidated those provisions. Since then, the

EPA

has

finalized

changes

to

its

CCR

regulations,

which

include,

in

part,

regulating

unlined

ponds

but
extending

certain

compliance

deadlines

related

to

their

closure,

allowing

site-specific

alternate

liner
determinations. , and modifying

standards regarding beneficial use

and assessment of environmental

harm. On
May 8, 2024, the EPA finalized

new regulatory requirements for inactive CCR surface impoundments at inactive
utilities that would require closure of such so-called “legacy”

CCR surface impoundments.
The EPA

regulations on CCR

management and disposal

exempt coal ash

that is disposed

of at mine

sites and
reserve any regulation thereof to the OSM.

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

the U.S., and

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
in

coal

mines

from

2.0

to

1.5

milligrams

per

cubic

meter

of

air.

On

April

18,

2024,

MSHA

issued

a

final

rule
concerning

respirable

crystalline

silica

that

lowers

the

permissible

exposure

limit

and

require

other

safety
measures such as exposure sampling and medical surveillance

.
Black Lung (Coal Worker’s Pneumoconiosis)
The

Mine

Act

amended

the

Federal

Coal

Mine

Health

and

Safety

Act

of

1969,

which

is

the

legislation

that
mandates compensation

for miners

who were

totally and

permanently

disabled

by the

progressive

respiratory
disease caused

by coal

workers’

pneumoconiosis,

or

black lung.

Under

current

federal law,

a U.S.

coal

mine

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
In December 2024, the Office of Workers’ Compensation Programs finalized a rule making certain reforms to the
self-insurance process for coal mine operators.
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
under

state

laws

for

black

lung

claims.

See

Note

18

to

the

accompanying

audited

Consolidated

Financial
Statements for further information on applicable insurance

coverage.
Endangered Species Act of 1973
The Endangered Species Act of 1973 governs the protection of endangered species in the U.S.

and requires the
U.S.

Department

of

the

Interior’s

Fish

and

Wildlife

Service

and

the

National

Oceanic

and

Atmospheric
Administration’s

National

Marine

Fisheries

Service

to

formally

review

any

federally

authorized,

funded

or
administered

action

that

could

negatively

affect

endangered

or

threatened

species.

Changes

in

listings

of
endangered species

or requirements

under these

regulations may impact

costs and our

ability to

mine at

locations
where endangered species are observed or may be affected

by mining operations.
National Labor Relations Act of 1935
The National

Labor Relations

Act of

1935, or

the NLRA,

governs collective

bargaining and

private sector

labor
and

management

relations.

While

we

do

not

have

a

unionized

workforce

in

the

U.S.,

to

the

extent

that

non-
supervisory employees decide to seek representation or engage in other protected concerted labor activities, the
NLRA

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

the NLRA. In addition, NLRB

-
promulgated rules regarding joint

employer status under the

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

Coronado Global Resources Inc. Form 10-K December 31,

2024

Available Information
We

file

annual,

quarterly

and

current

reports

and

other

documents

with

the

SEC.

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
website, https://coronadoglobal.com/.

We are not including

the information contained on,

or accessible through,
any website as a part of, or incorporating it

by reference into, this Annual Report on Form 10-K, unless expressly noted.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
Some of these principal risk factors include:
•
Concerns

about

the

environmental

impacts

of

coal

combustion,

including

possible

impacts

on

global
climate

issues,

are

resulting

in

increased

regulation

of

coal

combustion

and

coal

mining

in

many
jurisdictions, which could adversely impact our financial

condition or results of operations;
•
We are

subject to

risks from

both the

global transition

to a

net-zero emissions

economy and

the potential
physical impacts of climate change;
•
Our business may be materially

and adversely affected by the impact

on the global economy due

to, among
other events, significant geopolitical tensions, including ongoing civil unrest or wars, or pandemics
;
•
Our profitability

depends upon the

prices we

receive for

our coal.

Prices for

coal are

volatile and

can fluctuate
widely based upon a number of factors beyond our control ;
•

Demand for our Met coal is significantly dependent on the steel industry;
•
We face increasing competition, which could adversely

affect profitability;
•

Evolving tariffs,

regulations

and

other

restrictions

on

international

trade

may

impact

our ability

to

access
international markets and impact our ability to plan for

future investments;
•
If

transportation

for

our

coal

becomes

unavailable

or

uneconomical

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
;
•
Cybersecurity

incidents,

attacks

and

other

similar

crises

or

disruptions

could

interrupt

or

disrupt

our
information technology

systems,

or those

of our

third-party

business

partners,

which could,

among other
things, negatively affect our business, financial condition

and results of operations;

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
•
Mine closures

entail substantial

costs. If

we prematurely

close one

or more

of our

mines, our

operations
and financial performance would likely be adversely affected;
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
Sustainability Risks
Concerns

about

the

environmental

impacts

of

coal

combustion,

including

possible

impacts

on

global
climate

issues,

are

resulting

in

increased

regulation

of

coal

combustion

and

coal

mining

in

many
jurisdictions, which could adversely impact our financial

condition or results of operations.
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

active,

pending

and

proposed
regulation, in the jurisdictions in which we operate as

part of initiatives to address global climate change.
As

a

result,

numerous

proposals

have

been

made

and

are

likely

to

continue

to

be

made

at

the

international,
national, regional and state levels of government to monitor

,

limit and reduce emissions of GHGs.

The Australian Federal Government

’s Safeguard Mechanism

is a legislative framework

to incentivize emissions
reductions,

through

declining

emissions

limits,

called

baselines,

predictably

and

gradually

on

a

trajectory
consistent with

achieving the

Government’s emissions

reduction target

of 43%

below 2005

levels by

2030 and
net zero

by 2050.

The legislative

framework includes

credits to

provide an

incentive to

companies to

go below
their baselines.

Coronado Global Resources Inc. Form 10-K December 31,

2024

The

Australian

Federal

Government’s

Safeguard

Mechanism

applies

to

industrial

facilities

emitting

more

than
100,000

tons

of

carbon

dioxide

equivalent

per

year,

including

in

electricity,

mining,

oil

and

gas

production,
manufacturing, transport and waste facilities.
In

accordance

with

the

Safeguard

Mechanism,

Curragh

has

established

a

production-adjusted

(intensity)
baseline

for

covered

emissions

(Scope

1).

The

Currah

emissions

intensity

determination,

or

EID,

has

been
calculated and approved by the Clean

Energy Regulator as EID = 0.0482 tCO2e

-

per ROM Mt. The EID adjusts
over time

with 4.9%

reduction

and change

to an

industry

specific intensity

factor

(0.653 tCO2e-

per ROM

Mt)
year on year. The Company

has submitted an application for a multi-year monitoring period.

Curragh

will

be

required

to

take

action

to

keep

its

net

Scope

1

emissions

at

or

below

the

baseline

through
emissions

reduction,

by

for

example,

purchasing

SMCs

from

another

facility,

captured

by

the

Safeguard
Mechanism, purchasing and surrendering ACCUs, or face

enforcement measures.
The absence of regulatory certainty,

global policy inconsistencies and direct regulatory impacts

(such as carbon
taxes or

other charges)

each have

the potential

to adversely

affect our

operations—either directly

or indirectly,
through

suppliers

and customers.

At present,

we

are principally

focused on

Met

coal production,

which

is not
used

in

connection

with

the

production

of

coal-fired

electricity

generation.

The

market

for

our

coal

may

be
adversely

impacted

if

comprehensive

legislation

or

regulations

focusing

on

GHG

emission

reductions

are
adopted, particularly if they directly or indirectly impact

the Met coal industry. The potential financial impact on us
of such future legislation or regulations will

depend upon the degree to which any such

legislation or regulations
force us or our customers to

diminish reliance on coal. That, in

turn, will depend on a number

of factors, including
the specific

requirements imposed

by any

such legislation

or regulations

and the

time periods

over which

such
legislation

or

regulations

would

be

phased

in.

Collectively,

these

initiatives

and

developments

could

result

in
higher electricity costs to us

or our customers or lower

the demand for coal used

in electricity generation, which
could adversely impact our business.
We face risks from both the

global transition to a net-zero emissions economy and

the potential physical
impacts of climate change.

We face risks from both the global transition to

a net-zero emissions economy and the potential physical impacts of climate change.

Such risks

may involve financial,

policy,

legal, technological,

reputational and

other impacts
as we meet various mitigation and adaptation requirements.
The transition to a net-zero emissions economy is driven by

many factors, including, but not limited to, legislative
and regulatory rulemaking processes, campaigns undertaken by non-governmental organizations to minimize or eliminate

the

use

of

coal,

and

the

sustainability-related

policies

of

financial

institutions

and

other

private
companies. We have experienced, and may in the future experience, negative effects on its results of operations
due

to

the

following

specific

risks

as

a

result

of

such

factors:

electricity

generators

switching

from

coal

to
alternative fuels,

when feasible;

increased costs

associated with

regulatory compliance;

unfavorable impact

of
regulatory compliance

on supply and

demand fundamentals,

such as limitations

on financing or

construction of
new

mining

operations;

unfavorable

costs

of

capital

and

access

to

financial

markets

and

products

due

to

the
policies of

financial institutions;

disruption to

operations

or markets

due to

anti-coal activism

and litigation;

and
reputational damage associated with involvement in GHG emissions.
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

force the

market and

customers to

reduce

reliance on
coal as a fuel source. Such developments could result in adverse impacts on our financial condition or results of
operations. See Item 1. “Business—Regulatory

Matters—Australia” and “Business—Regulatory Matters—United
States.”
With respect to

the potential

or actual physical

impacts of climate

change, we

have experienced,

or may in

the
future experience,

negative effects

on our results

of operations

due to the

following specific

risks as

a result of
such factors: disruptions

to production

and transportation,

including as

a result of

extreme wet weather

events;
disruption

to

water

supplies

vital

to

mining

operations;

and

damage

to

our,

our

customers’

or

our

suppliers’
equipment, or third-party

infrastructure, resulting

from adverse weather

conditions or

changes in environmental
trends and conditions.
Such risks from both the global transition to a net-zero emissions economy and the potential physical impacts of
climate change could result in adverse impacts on our

financial condition or results of operations.

Coronado Global Resources Inc. Form 10-K December 31,

2024

In

times

of

drought

and/or

shortage

of

available

water,

our

operations

and

production,

particularly

at
Curragh, could be negatively impacted if

the regulators impose restrictions on our

water offtake licenses
that are required for water used in the CPPs.
In Queensland,

all rights

to the

use, control,

and flow

of water

are vested

in the

state and

regulated under

the
Water

Act

2000

(Qld).

Water

allocations

made

under

this

legislation

are

managed

by

operators,

such

as
SunWater Ltd, who administer their supply

through designated schemes.
For our

Curragh

Mine, we

have

secured

the

required

water

allocations

from SunWater

Ltd and

formalised
delivery

arrangements

through

infrastructure

agreements,

including

channel,

pipeline,

and

river

supply
agreements.
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

priority.

It is

possible that

during times

of drought

our water

offtake entitlements

in Australia

could
be reduced. If

our water offtake

entitlement is reduced,

our operations would

have to recycle

more of the

water
collected in

on-site dams

and former

mining pits,

from rainfall

and dewatering

activities, for

use in

the Curragh
CPP.

This may

impact our

ability to

maintain current

production levels

without incurring

additional costs,

which
could adversely impact our financial condition and results of operations.
Economic, Competitive and Industry Risks
Our

business

may

be

materially

and

adversely

affected

by

the

impact

on

the

global

economy

due

to,
among

other

events,

significant

geopolitical

tensions,

including

ongoing

civil

unrest

or

wars,

or
pandemics.
Geopolitical tensions, including ongoing civil unrest and wars, and global pandemics or widespread public health
concerns can have

a significant impact

on global markets,

including influencing both

the supply and

demand of
coal we sell into the export market and the cost or availability of supplies we consume in producing our coal.

For

example,

global

markets

are

continuing

to

experience

volatility

and

disruption

with

current

geopolitical
tensions and

the military

invasion of

Ukraine by

Russia. This

military conflict

has led

to ongoing

sanctions and
other

penalties

being

levied

by

the

United

States,

the

European

Union

and

other

countries

against

Russia,
including expansive bans on imports and exports of products

to and from Russia.

In

addition,

international,

federal,

state

and

local

public

health

and

governmental

authorities’

mandates

in
response to global

pandemics could require

forced shutdowns

of our mines

and other facilities

in Australia

and
the

U.S.

for

extended

periods,

restrict

movement

and

the

implementation

of

social

distancing

protocols

and
restrict travelling

overseas or

across

borders (including

interstate), affecting

a number

of our

normal business
practices

and

operations.

These

conflicts

or

pandemics

could

cause

disruptions

to

mining

operations,
manufacturing

operations

and

supply

chains

around

the

world.

The

extent

and

duration

of

such

conflicts

or
pandemics could lead to market disruptions,

including significant volatility in commodity

prices, such as the coal
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

with North American

customers are generally

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
•

the current market price of coal;

Coronado Global Resources Inc. Form 10-K December 31,

2024

•

overall domestic and global economic conditions,

including inflationary conditions and the supply

of and
demand for domestic and foreign coal, coke and steel;
•

the consumption pattern of industrial consumers, electricity generators and residential users;
•

adverse weather conditions in

our markets that

affect our ability to

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

continues to

be a

volatile commodity.

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
The majority of

the coal that

we produce

is Met coal

that is

sold, directly

or indirectly,

to steel

producers and

is
used in BFs for steel production. Met coal, specifically

high-quality HCC and low-volatile PCI, which is produced
at

most

of

our

assets,

has

specific

physical

and

chemical

properties,

which

are

necessary

for

efficient

BF
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

Met coal would be expected to decrease.
Although conventional BF technology has been the most economic large-scale steel production technology for a number of

years, there

can be

no assurance

that over

the longer

term, competitive

technologies not

reliant on
Met coal would not emerge,

which could reduce the

demand and price premiums

for Met coal. For

example, an
alternative steelmaking

process

utilizing electric

arc furnaces

does not

use coal

as a

manufacturing input

and
accounted

for

28.6%

of

steel

production

in

2023.

In

addition,

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

2024

The

ongoing

consolidation

of

the

global

Met

coal

industry

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

condition and results of operations.
Evolving tariffs, regulations and other

restrictions on international trade

may impact our ability

to access
international markets and impact our ability to plan for future investments.
The majority

of the

Met coal

produced by

our Australian

Operations is

exported by

seaborne transportation

to
steel producers

(primarily in

Asia). Met

coal produced

by our

U.S. Operations

is consumed

regionally by

North
American steel

producers or

exported by

seaborne transportation

to steel

producers (primarily

in Asia,

Europe
and South America).
Our access to international markets may be subject to ongoing interruptions and trade barriers due to policies of
individual

countries,

and

the

actions

of

certain

interest

groups

to

restrict

the

import

or

export

of

certain
commodities. In

addition, the

Met coal

that we

export may

be subject

to tariffs.

For example,

during February
2025 the Chinese government announced tariffs on coal imported from the U.S.

There can be no guarantee that
additional tariffs,

import quota restrictions,

bans or other

trade barriers will

not be imposed

(whether as a

result
of geopolitical

tensions or

for other

reasons) for

our products.

We may

or may

not be

able to

access alternate
markets for

our coal

should interruptions

and trade

barriers occur

in the future,

and we

may be

unable to

pass
the costs of tariffs on to our customers.
An inability

for Met

coal suppliers

to access

international markets

may also

result in

an oversupply

of Met coal
and may

result

in a

decrease

in prices

or the

curtailment

of

production,

which

could

have a

material

adverse
effect on our financial

condition and results of

operations. Additionally,

tariffs imposed by the

U.S. on the import
of certain

steel products

may impact

foreign steel

producers to

the extent

their production

is imported

into the
U.S. Future tariffs could also further reduce

imports of steel and increase U.S. Met coal

demand from U.S. steel
producers. This

additional U.S.

Met coal

demand could

be met

by reducing

exports of

Met coal

from our

U.S.
operations and redirecting that volume to domestic consumption.
Restrictions on international trade, including tariffs established by the U.S. and retaliatory tariffs from key trading partners, may limit international trade

and adversely impact global economic conditions.

We cannot ascertain the
impact, if

any,

that such

restrictions and

tariffs may

have on

demand for

our Met

coal. These

conditions could
result in

continuing uncertainty

regarding our

ability to

access international

markets and

may limit

our ability

to
plan for future investments, which could adversely affect

our financial condition and results of operations.
If transportation for our coal becomes unavailable or uneconomical for our customers,

our ability to sell
coal could suffer.
Our mining operations produce coal, which is transported to customers by a combination of road, rail, barge and ship.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

Aurizon Operations and Pacific

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

as of December 31, 2024.

Coronado Global Resources Inc. Form 10-K December 31,

2024

A decrease in

the availability

or increase

in costs of

key supplies, capital

equipment, commodities

and
purchased components,

such as diesel

fuel, steel,

explosives and

tires,

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

or commodities increase

s

significantly,

or if a

source
for these

supplies

or

mining

equipment

is unable

to

meet

our replacement

demands

our

profitability

could

be
reduced or we could experience a delay or halt in our

production.
Prices for equipment, materials, supplies and employee labor contractor services increased during 2024. Similar to recent

years, long-term

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

2024

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

the Surface

Mining Control

and Reclamation

Act, or

SMCRA, require
that certain environm

ental standards

be met

before a

permit is

issued. The

public, including

non-governmental
organizations,

anti-mining

and

other

activist

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

deny the issuance of additional

permits or modification or amendment

of existing
permits. The

permitting required

for coal

mining continues

to be

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
In particular,

certain of

our activities

require a

dredge and

fill permit

from the

USACE under

Section 404 of

the
CWA. In

recent years, the

Section 404 permitting

process has

been subject to

increasingly stringent

regulatory
and administrative

requirements

and a

series of

court challenges,

which have

resulted in

increased costs

and
delays in the permitting process. In January 2023, the USACE and

EPA issued a rule

amending the definition of
“waters

of

the

United

States.”

As

a

result

of

the

United

States

Supreme

Court

decision

in
Sackett

v.

EPA
effectively invalidating

parts of the

January 2023 final

rule, the agencies

revised the rule

in August 2023,

which
became effective

in September

2023. The

September

2023 final

rule narrowed

the bodies

of water

subject to
Section 404 permits, providing some

clarity on the scope of the CWA.
Additionally, we may rely on nationwide permits under

the CWA Section 404 program for some

of our operations.
These nationwide permits are issued every

five years, and the 2022 nationwide permit

program was reissued in
January

2021

and

December

2021.

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

2024

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
•

cyberattacks or

other cybersecurity

incidents that

could disrupt

systems we

rely on

for our

operations;
and
•

other security breaches or terrorist acts.
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

2024

Our U.S.

Operations are

concentrated in

a small

number of

mines in

the CAPP

and our

Australian Operations
include

two

open

cut

mines

(Curragh

North

and

Curragh

South)

and

one

underground

mine

(Mammoth
Underground) in the Bowen

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

2024

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
As

a

result,

the

quantity

and

quality

of

the

coal

that

we

recover

may

be

less

than

the

resource

and

reserve
estimates included in

this Annual Report

on Form 10-K.

If our actual coal

resources and reserves

are less than
current estimates,

or the

rate at

which they

are recovered

is less

than estimated

or results

in higher

than estimated
costs, our financial condition and results of operations

may be materially and adversely affected.
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

2024

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
Our

ability to

operate effectively

could

be impaired

if we

lose key

personnel

or fail

to

attract qualified
personnel.
We manage our business with a number of key personnel, the

loss of whom could affect our future performance,
absent the completion of an orderly

transition. In addition, we believe that

our future success will depend on

our
continued

ability

to

attract

and

retain

highly

skilled

and

qualified

personnel

in

tight

labor

markets,

particularly
personnel

with

mining

experience.

While

we

have

entered

into

employment

contracts

with

a

number

of

key
personnel in Australia and the United States,

we cannot provide assurance that key personnel will continue to be
employed or that we will be

able to attract and retain qualified

personnel in the future. Failure

to retain or attract
key personnel could have

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
Should we suffer a

major uninsured loss, future

financial performance could be

materially and adversely affected.
In addition, insurance

may not continue

to be available

at economically acceptable

premiums or coverage

may
be reduced. As a result, the

insurance coverage may not cover

the full scope and extent of claims

against us or
losses we

may incur.

The occurrence

of a

significant

adverse event

not fully

or partially

covered by

insurance
could have a material adverse effect on our financial

condition and results of operations.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Cybersecurity

incidents,

attacks

and

other

similar

crises

or

disruptions

could

interrupt

or

disrupt

our
information technology systems,

or those

of our

third-party business partners,

which could, among

other
things, negatively affect our business, financial

condition and results of operations.
Our business may be impacted by cybersecurity incidents, cyberattacks, system failures and other cybersecurity threats to our

information networks

and systems,

as well as

those of our

third-party business

partners, and

the
information stored on those

networks and systems.

Strategic targets, such

as energy-related assets,

may be at
greater risk

of cybersecurity

incidents, attacks,

and threats

than other

targets in

the United

States or

Australia.
Cybersecurity incidents and similar attacks vary in

their form and can include

the deployment of harmful malware
or ransomware, denial-of-services attacks, and other attacks,

which may affect business continuity and threaten
the

availability,

confidentiality

and

integrity

of

our

systems

and

information.

Cybersecurity

incidents

can

also
include fraud, phishing

or other social

engineering attempts or

other methods to

cause confidential information,
payments,

account

access

or

access

credentials,

or

other

data

to

be

transmitted

to

an

unintended

recipient.
Cybersecurity

threat

actors

also

may

attempt

to

exploit

vulnerabilities

through

software

including

software
commonly

used

by

companies

in

cloud-based

services

and

bundled

software.

We

have

experienced
cybersecurity

threats

and

cybersecurity

incidents

that

have

not

materially

affected

our

strategy,

results

of
operations or financial condition.

Although we maintain a cyber insurance policy, there is no guarantee that such coverage

will

be

sufficient

to

address

costs,

liabilities

and

damages

we

may

incur

in

connection

with

a
cybersecurity incident

or that

such coverage

will continue

to be

available on

commercially reasonable

terms or
at all.

It is

possible that

any such

occurrences could

have a

material adverse

effect

on our

business, financial
condition and results of operations.
In addition,

a disruption

in, or

failure of,

our

information

technology,

or IT,

systems

or those

of

our third-party
business partners, and the information store on those

networks and systems could adversely affect our business
operations and financial

performance. We

rely on the

accuracy,

capacity and security

of our IT

systems for

the
operations of many of our

business processes and to

comply with regulatory,

legal and tax requirements.

While
we

maintain

some

of

our

critical

IT

systems,

we

are

also

dependent

on

third

parties

to

provide

important

IT
services

relating

to,

among

other

things,

human

resources,

electronic

communications

and

certain

finance
functions. Despite the security measures

that we have implemented, including

those related to cybersecurity, our
systems or third-party systems on which we rely could be breached,

disrupted or damaged by computer viruses,
natural or manmade incidents,

accidents, or failures, or

disasters or unauthorized physical

or electronic access.
Though we have

controls in

place, we cannot

provide assurance

that cybersecurity

incident or similar

attack or
failure will not occur.

Furthermore, we may

have little or

no oversight with

respect to security

measures employed by

third-party service
providers, which may ultimately prove to be

ineffective at countering threats.

We do not have any indication that
any risks from cybersecurity threats have had, or are reasonably likely to have, a material effect on our business strategy, results

of operations or financial condition.

Failures

of

our

IT

systems,

whether

caused

maliciously

or

inadvertently,

may

result

in

the

disruption

of

our
business processes, the unauthorized release of sensitive, confidential or otherwise protected information or the corruption of data, which could

adversely affect our business

operations and financial performance.

We may be
required to

incur significant

costs to

protect against

and remediate

the damage

caused by

such disruptions

or
system failures

in the future.

A cybersecurity

incident relating

to our

information or

systems or

that of our

third-
party business partners,

or any failure

by us or

our third-party

business partners to

effectively address,

enforce
and maintain our information

technology infrastructure and cybersecurity

requirements may result

in substantial
harm

to

our

business

strategy,

results

of

operations

and

financial

condition,

including

major

disruptions

to
business operations,

loss of

intellectual property,

release of

confidential information,

alteration or

corruption of
data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer

class

actions, commercial

litigation,

administrative,

and civil

or criminal

investigations

or actions,
regulatory intervention and sanctions or fines, investigation and remediation costs and negative publicity.
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

2024

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
For the

year ended

December 31,

2024, our

top ten

customers comprised

73.7% of

our total

revenue and

our
top five customers comprised

54.6% of our total revenue. For the year ended December

31, 2024, sales to Tata
Steel and

JFE represented

20.1% and

11.4%,

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

and

adversely

affect

our
financial condition and

results of operations.

For certain of

our large

customers in Australia

who have

not provided
letters of credit or

other forms

of security,

we maintain an insurance

policy to cover any

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

December

31,

2024,

we

had

$400.0

million

aggregate

principal

amount

of

our

senior

secured

notes
outstanding due

2029. As

of December

31, 2024,

the

letter of

credit sublimit

had

been partially

used to

issue
$21.4 million

of bank

guarantees

on behalf

of the

Company

and no

amounts

were drawn

under

the revolving
credit sublimit of the

ABL Facility.

As of December

31, 2024, the

available borrowing capacity

under this facility
was $128.6 million.

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

Coronado Global Resources Inc. Form 10-K December 31,

2024

For

example,

on

December

30,

2024,

we

completed

an

agreement,

or

the

Waiver

Agreement,

with

the
Administrative Agent (as defined below)

under the ABL Facility to

temporarily waive the Company’s

compliance
with the ABL

Facility’s interest

coverage ratio covenant

between December 31,

2024 to March

30, 2025, or

the
waiver period. Pursuant to the Waiver

Agreement, we will be required to maintain an aggregate

cash balance of
at

least

$100.0

million

in

one

or

more

accounts

with

the

Lenders

(as

defined

below),

or

the

Cash

Balance
Covenant, until such

time that we

submit a covenant

compliance certificate

to the Lenders

pursuant to the

ABL
Facility

which

demonstrates

that

we

are

in

compliance

with

the

interest

coverage

ratio

covenant.

The

Cash
Balance Covenant applies from the time

we submit the covenant compliance

certificate for December 31, 2024,
which is anticipated to be on or after February 19, 2025.

At the end

of the waiver

period, unless

further waivers

are obtained,

any breach

of covenants

would constitute
an event of default under

the terms of the ABL

Facility and the Lenders may declare all

amounts owing under the
ABL Facility immediately due and payable,

terminate such Lenders’ commitments

to make loans under the ABL
Facility,

require

the

Borrowers

to cash

collateralize

any

letter of

credit

obligations

and/or exercise

any

and all
remedies

and

other

rights

under

the

ABL Facility

.

There

is

no assurance

that

we

will

be

able

to

negotiate

an
amendment that

will provide

for modified

covenant levels

that we

can satisfy,

or that

we will

be able

to obtain
additional waivers to the ABL Facility if and when required.
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

some financial institutions

have publicly announced

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

2024

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

and

adversely

affected

if

we

cannot
make such capital expenditures.
To

fund our

capital expenditures,

we will

be required

to use

cash from

our operations,

incur debt

or issue

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

and/or

the

undrawn
capacity under our committed

debt facilities are insufficient

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

owned subsidiary, WICETPL, owns

WICET.
Other coal producers

who export coal through

WICET also hold shares

in WICET Holdings

Pty Ltd. In addition,
we and the other coal producers (or shippers)

have evergreen, ten year take-or-pay

agreements with WICETPL
and pay a terminal handling charge

to export coal through WICET,

which is calculated by reference

to WICET’s
annual operating costs, as well as finance costs associated with

WICETPL’s extern

al debt facilities.
Under our WICET Take

-or-Pay Agreement, Curragh’s export capacity

is 1.5 MMtpa and we are obligated to pay
the terminal handling

charge for

this capacity,

whether utilized

or not. The

terminal handling

charge calculation
is based on total operating and finance costs of WICET

PL being charged to contracted shippers in proportion

to
each shipper’s contracted

capacity. Under the terms of the WICET

Take

-or-Pay Agreement the terminal handling
charge payable

by us

can be

adjusted (increased

or decreased)

by WICETPL if

WICETPL’s operating and finance
costs change, or if a contracted shipper defaults on its take-or-pay agreement obligations and has its contracted capacity

reduced

to

nil.

Under

the

terms

of

the

WICET

Take

-or-Pay

Agreement

there

is

a

limit

of

how

much
WICETPL

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
WICETPL’s

total external

debt (which

is based on

the proportion

that our contracted

tonnage bears

to the total
contracted

tonnage

at

WICET

when

the

payment

obligation

is

triggered)

and

ten

years

equivalent

terminal
handling

charges

at

the

prevailing

rate

at

the

time

that

the

termination

payment

falls

due.

We

have

provided
security to

WICETPL in

the form

of a

bank guarantee,

the amount

of which

is required

to cover

our estimated
liabilities as a shipper under the WICET Take

-or-Pay Agreement for the following twelve-month period.

Coronado Global Resources Inc. Form 10-K December 31,

2024

In the event

of WICETPL defaulting

on its external

debt obligations,

external lenders

to WICETPL

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
Coronado

has an

ACSA, as

amended from

time to

time, with

Stanwell

to supply

thermal coal

to the

Stanwell
Power

Station.

The

ACSA

restricted

Coronado

from

mining

the

SRA

which

was

reserved

for

the

benefit

of
Stanwell and could

not be mined

without Stanwell’s

consent. Under the

ACSA, in addition

to supplying thermal
coal at

a price

below the

cost to

Curragh of

mining and

processing the

coal, Coronado

pays certain

rebates to
Stanwell on Met coal exported from certain parts of Curragh, which represents the deferred purchase cost of the right to

mine some

areas at

Curragh. Our

cost of

supplying coal

to Stanwell

has been

and may

continue to

be
greater than the price paid by Stanwell.

On August 14, 2018, Coronado entered

into the Supply Deed with Stanwell.

The Supply Deed grants Coronado
the right

to mine

the

coal reserves

in the

SRA. In

exchange for

these rights

,

Coronado

has agreed

to certain
amendments to the

ACSA and to

enter into the

NCSA, which will

commence on

or around the

expiration of the
ACSA (currently expected to expire in 2027).

On July 12, 2019, Coronado entered into the NCSA with Stanwell.

Coronado agreed that the total value of the discount received by Stanwell on coal supplied to it under the NCSA should (by the expiration

date of the NCSA)

be equal to the net

present value of A$210

million as at the date

of
the Supply Deed.

No export rebates

are payable during

the term

of the NCSA.

The amortized cost

of the deferred
consideration was $285.1 million (A$458.5 million)

as of December 31, 2024.
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
December 31, 2024,

we provided $48.9

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
these

bonds

or

other

acceptable

security

in

place

before

mining

can

commence

or

continue,

any

failure

to
maintain surety bonds, letters

of credit or other guarantees or

security arrangements would adversely

affect our
ability to mine coal. That failure

could result from a variety

of factors, including lack of

availability of surety bond
or letters of credit,

higher expense or

unfavorable market terms,

the exercise by

third-party surety bond

issuers
of their right

to refuse

to renew

the surety

and the

requirement to

provide collateral

for future

third-party surety
bond

issuers

under

the

terms

of

financing

arrangements.

If

we

fail

to

maintain

adequate

bonding,

our

mining
permits could be

invalidated, which would

prevent mining operations from

continuing, and future

operating results
could be materially and adversely affected.
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

For more information on the Financial Provisioning Act, see Item 1.

“Business—Regulatory Matters—Australia—
Environmental Protection Act 1994 (Qld).”

Coronado Global Resources Inc. Form 10-K December 31,

2024

Mine closures entail substantial costs. If we prematurely close one or more of our mines, our operations and financial performance would likely be adversely

affected.
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
in the

dragline

operations.

Immediately

following

an

incident

on

May 31,

2024

when

an employee

was

fatally
injured while working in the Company’s Buchanan

underground mining complex located in Virginia

in the United
States, the Company temporarily ceased operations

at its Buchanan mine to assist in the investigation.
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
The EP Act and

the SMCRA establish

operational, reclamation and

closure standards for

all aspects of surface
mining

as

well

as

deep

mining.

We

accrue

for

the

costs

of

current

mine

disturbance

and

final

mine

closure,
including

the

cost

of

treating

mine

water

discharge

where

necessary.

Estimates

of

our

total

reclamation

and
mine-closing liabilities totaled $164.8 million as of December 31, 2024, based upon permit requirements and the historical

experience

at

our

operations,

and

depend

on

a

number

of

variables

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
Losses sustained

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
We

are

exposed

to

interest

rate

risk

in

relation

to

variable-rate

bank

balances

and

variable-rate

borrowing
facilities, such

as the

ABL Facility.

Our interest

rate risk primarily

arises from

fluctuations in the

Secured Overnight
Financing

Rate,

or

SOFR,

and

the

Australian

Bank

Bill

Swap

Yield,

or

BBSY,

in

relation

to

U.S.$-

and

A$-
denominated borrowings, respectively. Our lending rates may increase in the future as a result of factors beyond our control and may result in an adverse effect on

our financial condition and results of operations.

Coronado Global Resources Inc. Form 10-K December 31,

2024

In addition,

national and

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

could be harmed.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Legal, Compliance and Regulatory Risks
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

For example, on January 12, 2020,

operations
at our

Curragh mine were

temporarily suspended after

a contractor was

fatally injured during

a tire

change activity
in

the

main

workshop

on

site

and

on

November

21,

2021,

operations

at

our

Curragh

mine

were

temporarily
suspended after an employee was fatally injured while working in the dragline operations. In relation to the latter
incident,

the

Company

disclosed

on

November

14, 2024,

that

the

Queensland

Office

of the

Work

Health

and
Safety

Prosecutor

had

issued

proceedings

against

the

Company’s

subsidiary

Coronado

Curragh

Pty

Ltd

as
operator, whereby Coronado Curragh Pty

Ltd is charged

with an offence

contrary to Section

34 of the

Coal Mining
Safety and Health

Act 1999 (Qld).

Immediately following

an incident on

May 31,

2024, when

an employee

was
fatally injured while working

in the Company’s Buchanan

underground mining complex

located in Virginia in

the
United States,

the Company

determined to

temporarily cease

operations at

its Buchanan

mine to

assist in

the
investigation. If further serious safety incidents occur at any of our mining facilities in the future, it is possible that
a regulator might

impose a range

of conditions on

re-opening of a

facility, including requiring capital expenditures,
which could have a material adverse effect

on our reputation, financial condition and results of operations

.
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
As of

December 31,

2024, we

had 1,951

employees.

In addition,

as of

December 31,

2024, there

were 1,790
contractors
supplementing

the

permanent

workforce,

primarily

at

Curragh.

As

of

December

31,

2024,
approximately

10.1%

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

Australia, the EP Act, impose
liability

relating

to

contamination

by hazardous

substances.

Furthermore,

the

use

of

hazardous

materials

and
generation of hazardous and other

waste may subject us to

investigation and require the clean-up

of soil, surface
water, groundwater and other

media.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

resources and plant

and wildlife.

Coronado has four

refuse areas

throughout our

U.S. mining

properties.
Only one area is a slurry impoundment. One refuse area utilizes a slurry cell system, that is designed to limit the amount of slurry

that is

subject to a

problematic release. Two of

the refuse areas

utilize a combined

refuse system
and do not impound slurry. The one slurry impoundment overlies mined out areas, which can pose a heightened risk of

failure. The

presence of

the mined

out works

is incorporated

into the

design of

this impoundment.

If our
impoundment

or

any

of

the

other

refuse

areas

were

to

fail,

we

could

be

subject

to

substantial

claims

for

the
resulting environmental contamination and associated liability,

as well as for related fines and penalties.

Changes in and

compliance with government policies,

regulations

or legislation may

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
of complying with existing laws

and regulations is not always

clearly known or determinable due

in part to the

fact
that

certain

implementation

of

the

regulations

for

these

laws

have

not

yet

been

promulgated

and

in

certain
instances are undergoing

revision. In addition,

judicial decisions limiting

the authority of

regulatory agencies,

or
decisions

impacting

current

regulations

and

policies

implemented

by

such

agencies,

could

create

uncertainty
regarding the regulatory landscape and impact the Company’s

ability to plan for future investments.
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

2024

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

may be

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

our operating results may

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

2024

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

our certificate

of

incorporation

and
bylaws impose

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

2024

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

2024, the

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

2024

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
on the trading price of our

CDIs, and we could be exposed

to litigation or regulatory

proceedings, which may be
costly or divert management attention.

The requirements of

being a public company

in the United

States and Australia may

strain our resources,
divert

management’s

attention,

and

affect

our

ability

to

attract

and

retain

executive

management

and
qualified board members.
Our CDIs are

currently listed on

the ASX and

we are registered

as a foreign

company in

Australia. As such

we
are subject to continuous compliance requirements under relevant Australian laws and regulations, including the listing rules

of the

ASX, as

amended from

time to

time, or

the ASX

Listing Rules,

and certain

provisions of

the
Corporations Act 2001 (Cth),

or the Corporations Act.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

stockholders.
We may

issue more

CDIs in

the future

in order

to fund

future investments, acquisitions,

capital raising

transactions
or

to

reduce

our

debt.

While

we

will

be

subject

to

the

constraints

of

the

ASX

Listing

Rules

regarding

the
percentage of our

capital that we

are able to

issue within a

12-month period

(subject to applicable

exceptions),
any such equity raisings may dilute the ownership of existing stockholders for shares of our common stock.

Coronado Global Resources Inc. Form 10-K December 31,

2024

We are subject to general market

risks that are inherent to companies

with publicly traded securities and
the price of our securities may be volatile.
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
•

new or changes in government laws or regulations;
•

potential or actual military conflicts or acts of terrorism;
•

new or changes in accounting principles;
•

announcements concerning us or our competitors;
•

changes in government policy,

legislation or regulation;
•

inclusion of our securities in or removal from particular market indices (including S&P and ASX indices);
and
•

the nature of the markets in which we operate,

including adverse weather conditions.
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
The payment of dividends and repurchases of our common stock are dependent on a number of factors, and future

dividend payments

and repurchases

cannot be

assured and

are within

the discretion

of our
Board of Directors.
The

payment

of

dividends

in

respect

of

our

common

stock

is

impacted

by

several

factors,

including

our
profitability,

retained earnings,

capital requirements

and free

cash flow,

as well

as applicable

covenants under
the Indenture (as defined below) governing our senior secured notes and covenants under the ABL Facility.

Any
future

dividend

payments

will

be

determined

by

and

declared

at

the

discretion

of

our

Board

of

Directors
considering the factors above,

among others. There is no guarantee that

any dividend payments will be paid,

or
repurchases will be made, by

us in the future,

or if paid, paid at previous

levels. From time to time,

our Board of
Directors may also cancel previously announced dividend

payments.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

awareness
information to personnel covering email

security,

password security,

data handling security,

enterprise resource
planning systems and cloud security.
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

obtains

assurance

reports

on

the
effectiveness

of

key

vendor

controls.

Additionally,

Coronado

uses

third

parties

to

conduct

cybersecurity
penetration testing at Coronado's U.S.

and Australian operations. In 2023,

Coronado created the Digital Advisory
Committee,

or

Committee,

which

is

chaired

by

the

Vice

President

of

Information

Technology.

As

part

of
Coronado’s processes to
oversee and identify

cybersecurity threats associated with its use of
third-party

service
providers, the Committee is tasked

with reviewing new software requests

from Coronado’s various divisions. The
Committee is

comprised of

business systems,

plant and

operational personnel

from both

Coronado’s U.S.

and
Australian operations.
As of

the filing

of this

Annual Report

on Form

10-K, Coronado

is not

aware of

any cybersecurity

incidents that
have occurred

since the

beginning of

2024 that

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

Risks” in “Risk Factors” on page 47
of this Form 10-K.

Governance:
The

Board

of

Directors

is

responsible

for

reviewing,

ratifying,

and

monitoring

systems

of

risk

management,
internal

control,

and

legal

compliance.

This

includes

identifying

the

main

risks

associated

with

Coronado's
businesses,

including

cybersecurity

risk,

and

implementing

appropriate

systems

to

manage

such

risks.
As
outlined in the Audit

Governance and Risk

Committee,

or AGRC,

charter, the

Board of Directors

has delegated
to

the

AGRC

responsibility

for

overseeing

corporate

and

governance

risk

management,

financial

risk
management, and compliance

with applicable laws,

regulations, standards, and

best practice guidelines.

In 2024,
the AGRC

charter was

amended to

confirm that

this responsibility

includes the

oversight of

cybersecurity risk.
The

AGRC

is

informed

of

cybersecurity

risks

by

management,

which

includes

an

annual

cybersecurity

risk
presentation.
As part of their

review of
reports

from management, the
AGRC reports

cybersecurity risk updates
to the Board of Directors,

which enables the Board of Directors to incorporate the insights of such reports into its overall risk oversight analysis.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Supporting this governance

framework, the

Executive Leadership

Team

,

or ELT

,

is responsible

for maintaining
effective

systems

of

risk

management

and

internal

control.

Within

this

framework,

the

Vice

President

of
Information

Technology

is

responsible

for

the

cybersecurity

function.

The

Vice

President

of

Information
Technology has experience in various roles involving managing information systems and cybersecurity functions
and

developing

cybersecurity

strategies.

The

Vice

President

of

Information

Technology

reports

to

the

Group
Chief Financial Officer,

or Group CFO, who is a member of the ELT.

In order to prevent, detect, mitigate and

remediate cybersecurity incidents, Coronado maintains a Cyber Incident
Response

Plan

(Plan).

The

Plan

outlines

Coronado's

approach

to

identifying

and

containing

cybersecurity
incidents, along with recovery

and improvement processes.

The Plan includes incident

assessment criteria that
allow for

escalation of

potentially material

cybersecurity

incidents. The

Group CFO

reports to

the AGRC

in the
event

of

a

potentially

material

cybersecurity

incident.

Additionally,

annual

reviews

of

Coronado’s

current
cybersecurity status and strategy are presented to the Board of Directors and the AGRC by management.

Coronado Global Resources Inc. Form 10-K December 31,

2024

ITEM 2.

PROPERTIES

Summary Overview of Mining Operations
Coronado owns and controls

a portfolio of operating

mines and development projects

in Queensland, Australia,
and

Virginia,

West

Virginia

and

Pennsylvania

in

the

United

States.

Our

Australian

Operations

consist

of

the
100%-owned Curragh mine

complex consisting of

two open cut

mines (Curragh North

and Curragh South)

and
an underground

mine (Mammoth

Underground,

formerly known

as Curragh

Underground). With

respect to

our
U.S. Operations, Coronado owns a 100% interest in two producing mine complexes (Buchanan and Logan) and
two

development

properties

(Mon

Valley

Minerals

(formerly

called

Pangburn-Shaner-Fallowfield)

and

Russell
County). On

January 14,

2025, Coronado

successfully completed

the sale

of its

non-core idle

Greenbrier mine
complex.

Therefore,

reserves

and

resources

information

in

this

Annual

Report

on

Form

10-K

do

not

include
Greenbrier.

Figures 1

and 2

below show the

locations of our

mining properties in

Australia and

the United States,

respectively.

Figure 1: Australian Operations:

Coronado Global Resources Inc. Form 10-K December 31,

2024

12.4
13
25.3
12.8 12.6
25.4
12.6
14
26.6
Australia United States Group
ROM production (Mt)
FY22 FY23 FY24
9.8
6.2
16.0
10.0
5.8
15.8
9.7
5.7
15.3
Australia United States Group
Saleable production (Mt)
FY22 FY23 FY24
Figure 2: U.S. Operations:
The

below

charts

show

ROM

production

and

saleable

production

for

our

Australian

Operations

and

our

U.S.
Operations for the years ended December 31, 2024, 2023

and 2022.
See the descriptions of our material mining properties

under “—Curragh,” “—Buchanan,” “—Logan” and “—Mon
Valley”

below

for

more

information.

Table

1

below

contains

a

summary

of

the

key

information

relative

to

the
various

Coronado

properties.

Tables

2

and

3

provide

a

summary

of

our

coal

resources

and

reserves,
respectively, as of December

31, 2024.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
12,666 hectares
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

2024

Table 2.

Summary Coal Resources Exclusive of Reserves at End

of the Fiscal Year Ended December 31,
2024. (1)
Coal Resources (In Situ, MMt) (2)(3)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
Australia
Open cut 165 83 247 52 23.6% 0.6% 19.9%
Underground 41 62 103 106 18.6% 0.4% 18.1%
Total

Australia
206 145 350 158
United States
Buchanan 29 5 34 — 16.0% 0.8% 18.0%
Logan 30 41 71 3 17.0% 1.0% 31.0%
Mon Valley
— — — —
— — —
Russell County
40 4
44
—
29.0% 0.7% 23.0%
Total

United States
99 50 149 3
Total 305 195 499 161
(1)

For more

information regarding price

assumptions used

in the

calculation of

coal resources

as of

December 31,

2024, see

the
individual property disclosures below.
(2)

Australian resources are estimated inclusive of 5.3%

in-situ moisture.

United States resources are estimated on a

dry basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.

Table

3.

Summary Coal

Reserves (Marketable

Sales Basis)

at End

of the

Fiscal Year

Ended December
31, 2024.
(1)
Demonstrated Coal Reserves (Wet Tons,
Washed or Direct Shipped, MMt) (2)(4)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
Australia
Open cut 163 15 177 12.9% 0.5% 19.3%
Underground 26 10 36 10.0% 0.3% 16.9%
Total

Australia
189 25 213
United States
Buchanan 78 6 83 6.0% 0.7% 20.0%
Logan 40 23 62 8.0% 0.9% 35.0%
Mon Valley 78 57 134 8.0% 1.2%
(3)
35.0%
Russell County 24 5 29 8.0% 0.9% 31.0%
Total

United States
220 90 310
Total 409 115 523
(1)

For more

information regarding

price assumptions

used in

the calculation

of coal

reserves as

of December

31, 2024,

see the
individual property disclosures below.
(2)

For more information regarding moisture assumptions used in the calculation of coal reserves as of December 31, 2024, see the
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

2024

Curragh
Curragh is a

production-stage mining property that

consists of two

active, open cut,

surface mines (Curragh

North
and Curragh South) and one underground mine (Mammoth Underground).

Coal mine production at the Curragh
property

has

been

historically

accomplished

by

surface

mining

methods

since

the

mine’s

inception

in
1983.

Presently, coal mine production at the Curragh property is accomplished by both surface mining methods
and a newly developed underground

mine. Curragh coals are widely

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

2024

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

Curragh export coal, for sale to international customers, to both the
RGTCT

and

the

WICET

at

the

Port

of

Gladstone.

Curragh

domestic

coal

is

loaded

onto

train

wagons

for
transportation to the Stanwell Power Station for power

generation.

Curragh has ready access

to water,

electricity and personnel

to support its operations.

SunWater Ltd.

supplies
raw water

to the mine

complex from

the Fairbairn

Dam via

the Bedford

Weir.

The mine complex

also recycles
water

from

on-site

dams

and

old

open-cut

pit voids

that

capture

rainfall

and

water

from

dewatering

activities.

Curragh has a dedicated

66-kilovolt, or kV,

power supply to support

the mining operations

with a capacity of

up
to 57-megawatt sourced from the

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

MRA

and

the

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
Coronado

controls

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
MERCPA,

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

Ltd.

Coronado acquired all the Tenements

from Wesfarmers Ltd.
in March 2018.

Production history has

been approximately 9.8

MMt in 2022,

10.0 MMt in

2023 and 9.6

MMt in
2024.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

Curragh has two CPPs,

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

We focus on the long-
term

potential

of

the

mine

complex

and

regularly

monitor

developments

in

the

mining

industry

for

technology
improvements and

new equipment

that could

help us

increase efficiency

and lower our

costs. Curragh’s

oldest
mining

equipment,

including

two

draglines,

began

operations

in

1983.

Prior

to

Coronado

taking

over

mining
operations,

Wesfarmers

Ltd.

made

improvements

to

the

processing

facilities

at

Curragh,

including

the
commissioning of the second CPP

in 2012 and replacing the raw

coal crushing system at Curragh

Main with an
updated circuit

in 2016.

Wesfarmers Ltd.

also started

a corrosion

and structural

repair program

over ten

years
ago that

has continued

since acquisition.

This program

helps ensure

that the

assets are

available well

into the
future. From time to time, we also

update and improve other equipment and facilities to maintain their usefulness and optimize our competitiveness. As of December 31, 2024, the book value of Curragh and its associated plant and equipment was $717.5 million.
Underground mining

commenced at

the Mammoth

Underground Mine

in late

2024 via

the final

highwall in

the
Curragh North open pit mine. The underground mining method being used at Mammoth is bord and pillar mining using primary extraction of

panels with roadway widths

of 6.5 meters, reducing

to 6 meters where

the overburden
thickness or

mining conditions

require. There

is a

phased

production ramp

up planned

through 2025,

with

full
production expected

in 2026

from the

Mammoth Underground

Mine. Underground

mining is

planned initially

in
the Mammoth

seam across

three mining

areas: Mammoth

South, Central

and North.

From 2034

underground
mining will transition

to a lower

seam called the

Mackenzie seam and

mine out the

remining reserves from

this
lower seam to end of mine life which is currently approximately

20 years in total.
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

of December 31, 2024

and 2023 are shown
in Tables

4 and 5, respectively.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Table

4.

Curragh

–

Summary

of

Coal

Resources

Exclusive

of

Reserves

at

the

End

of

the

Fiscal

Year
Ended December 31, 2024 and 2023. (1)
Coal Resources

(Wet Tons, In Situ, MMt) (2)(3)(4)(5)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2024
Open Cut 165 83 247 52 23.6% 0.60% 19.9%
Underground 41 62 103 106 18.6% 0.40% 18.1%
Total

206 145 350 158
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

31, 2023, and

2024 assumed the

same revenue pricing

based on an

assumed long-term
average realized sales

price of $133

per Mt (FOB

for the open

cut resources and

$140 per Mt

(FOB for the

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

precede them.
Table

5.

Curragh –

Summary of

Coal Reserves

(Marketable

Sales Basis)

at the

End of

the Fiscal

Year
Ended December 31, 2024 and 2023. (1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)(3)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2024
Open Cut 163 15 177 12.9% 0.5% 19.3%
Underground 26 10 36 10.0% 0.3% 16.9%
Total

189 25 213
December 31, 2023
Open Cut 173 16 189 12.2% 0.5% 19.5%
Underground 25 9 34 10.0% 0.3% 16.9%
Total

198 25 223
(1)

Based on

long-term revenue

pricing assumption

data outlined

by Coronado

described in

Section 16

of the

Curragh TRS.

The
pricing data for both December

31, 2023 and 2024 assumes

an average realized revenue price

of $131 per Mt sold over

the LOM.
(2)

The open cut marketable reserves are reported on a

9.5% product moisture basis and the underground marketable reserves are reported on a 10% product moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From December 31, 2023, to December 31, 2024, measured

and indicated resources exclusive of reserves had
some minor

variances but

remained the

same in

total year

on year

at 350

MMt. From

December 31,

2023, to
December 31, 2024, total

marketable coal reserves decreased

by 10 MMt in line

with production depletion from
the Curragh open cut

operations as well

as some minor

variances to the coal

product profile over

the LOM due
to product coal flow optimization.
Barry Lay,

BSc Geology (Hons);

MAusIMM of Resology

Pty Ltd, Daniel

Millers, B. Eng.;

MAusIMM(CP), who

is
employed full-time as the Superintendent Long Term

Planning of our subsidiary, CCPL, and Claire McGahan, B.
Eng.; MAusIMM(CP); Talisman Technical Pty Ltd, whom we

refer to, collectively, as the

Australian QPs, prepared
the

estimates

of

coal

resources

and

reserves

summarized

in

Tables

4

and

5.

A copy

of

the

Australian

QPs’
technical report

summary,

or TRS,

with respect

to Curragh,

dated February

16, 2024,

or the

Curragh TRS,

is
filed as Exhibit 96.1 hereto. None

of Mr. Barry Lay, Resology Pty Ltd, Claire McGahan or Talisman Technical

Pty
Ltd are affiliated with Coronado.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

2024

The Buchanan

mine complex

is located

approximately

6.4 kilometers

southeast of

Oakwood, Virginia,

and 16
kilometers

southeast

of

Grundy,

Virginia.

The

coordinates

of

the

Buchanan

CPP

are

latitude

37°

09'

40"

and
longitude 81° 59' 13"

(Easting 984,100’, Northing 320,100’

– in the VA

State Plane South NAD

83 grid system).
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

7,725 hectares are
owned by Coronado.

Subject to Coronado’s exercising

its renewal rights thereunder,

all the leases expire upon
exhaustion of the relevant coal reserves, which is expected

to occur in 2043.

Under the

terms of

the relevant

leases, we

are required

to pay

royalties ranging

from 3%

to 6%

of the

selling
price

of

coal

mined

from

the

corresponding

leasehold

and,

for

the

majority,

an

annual

minimum

royalty,
irrespective of

production.

Coal produced

at Buchanan,

however,

is not

subject

to “wheelage

fees”

(i.e., fees
payable on coal

mined and

removed from properties

other than

the particular

leasehold and hauled

across the
leasehold premises).
The

property

was

formerly

controlled

by

Consolidation

Coal

Company,

or

CONSOL.

Mine

development

was
started by

CONSOL in

1983,

and longwall

production began

in 1987.

Coronado acquired

the Buchanan

Mine
from CONSOL in March 2016.

Production history has been approximately 3.9

MMt in 2022, 3.6 MMt

in 2023 and
3.5 MMt in 2024.
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

Coronado Global Resources Inc. Form 10-K December 31,

2024

The

Buchanan

mine

currently

extracts

coal

using

two

longwall

systems

supported

by

six

continuous

miner
sections, which develop main entries and gate roads in preparation for the longwall. A seventh continuous miner section is

expected to

begin in

2026.

Each continuous

miner section

is equipped

with one

or two

continuous
miners, two roof bolters

and two or three

coal haulage units.

After extraction, a series

of conveyor belts deliver
raw coal

to an

underground storage

bunker.

The Buchanan

mine complex

uses a

skip hoist

system to

lift raw
coal to the surface.

Buchanan has a CPP

that processes raw

coal at a rate

of approximately 1,270 raw

tph, as
well as the other necessary

support infrastructure, including loadout

and portal facilities. Coronado’s

2023 long-
term production forecast

included the construction

of a new coal

preparation plant at

Buchanan and associated
coal production volumes; however, this has

been removed from the

2024 production forecast due

to lower pricing
environment and to

allow for additional

option analysis.

A new plant remains

under consideration and

as such,
future

production

volume

forecasts

will

be

re-evaluated

and

updated

to

reflect

any

corresponding

capacity
increases.
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

sections
and switched

to

PLC

control

systems

and variable

frequency

drive,

or VFD,

starters

on our

belt

drives.

As

of
December 31, 2024, the book value of Buchanan and its

associated plant and equipment was $533.5 million.
We

are

not

aware

of

any

significant

encumbrances

or

defects

in

title

with

respect

to

the

Buchanan

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

Item 1.

“Business—Regulatory

Matters—United States”

for a

discussion of

the permitting

conditions
applicable to Buchanan.
Summaries of Buchanan’s coal resources and reserves as of December 31,

2024 and 2023 are shown in Tables
6 and 7, respectively.
Table

6.

Buchanan –

Summary of

Coal Resources

Exclusive of

Reserves at

the End

of the

Fiscal Year
Ended December 31, 2024 and 2023.
(1)

Coal Resources (Dry Tons, In Situ, MMt)
(2)(3)(4)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2024 29 5 34
—
16.0% 0.8% 18.0%
December 31, 2023 31 4 35
—
16.0% 0.8% 18.0%
(1)

Pricing for

resources is

described in

Section 11.3.1

of the

Buchanan TRS

(as defined

below).

Based on

assumed long-term
average price of $143 per Mt (FOB

loadout) for Buchanan resources as

of December 31, 2023 and

$143 per Mt (FOB loadout) for
resources at

December 31,

2024, representing the

long-term average price

forecast for

Buchanan based on

independent price
forecasts.
(2)

Exclusive of reserve

tons. Table

1-1 of the

Buchanan TRS provides

a summary of

Buchanan resource tons

inclusive of reserve
tons as of December 31, 2024.
(3)

Reported on a dry basis.

Surface moisture and inherent moisture are excluded.
(4)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Table

7.

Buchanan – Summary

of Coal Reserves

(Marketable Sales Basis)

at the End of

the Fiscal Year
Ended December 31, 2024 and 2023. (1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)(3)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2024 78 6 83 6.0% 0.7% 20.0%
December 31, 2023 87 5 92 6.0% 0.7% 20.0%
(1)

Pricing data as provided by Coronado is described

in Section 16.2 of the Buchanan TRS For Buchanan

reserves as of December
31, 2023, the pricing data assumes a weighted average domestic and international FOB-mine price of approximately $172 per Mt
for calendar

year 2024;

the weighted

average price

decreases to

approximately $138

to

$145

per Mt

through year

2028 and
averages approximately $173 per Mt over the LOM.

For Buchanan reserves as of December 31, 2024, the pricing data assumes a weighted average

domestic and international

FOB-mine price of

approximately $142 per

Mt for calendar

year 2025; the weighted
average price decreases to approximately $132 to $139 per Mt through year 2029 and averages approximately $157 per Mt over the LOM.
(2)

Reported on a 6.0% moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From

December

31,

2023,

to

December

31,

2024,

total

reserves

decreased

approximately

10%,

from
approximately

92.0

MMt

to

approximately

83.0

MMt.

This

net

reduction

of

9.0

MMt

of

total

reserves

was
attributable to

a combination

of updates

to the

mine plan

along with

one year

of mining

depletion. A

TRS with
respect to Buchanan, updating the TRS with respect

to Buchanan filed with Coronado’s Annual

Report on Form
10-K for the

year ended December

31, 2024, was

prepared in February

2025 due to

material differences

in the
key financial modifying factors, including mining plans, coal sales price assumptions, operating costs and capital costs from

December 31, 2023,

to December 31,

2024. Mining plans

are discussed in

Section 13 of

the Buchanan
TRS. Coal sales price assumptions underlying the reserve estimates are discussed in Sections

12 and 16 of the
Buchanan

TRS,

while

operating

costs

and

capital

costs

assumptions

underlying

the

reserve

estimates

are
discussed in Sections 18 and 19

of the Buchanan TRS.

The differences in the key financial modifying factors

did
not have

a material

impact on

the reserve

estimates from

December 31,

2023, to

December 31,

2024.

From
December 31, 2023 to December 31, 2024, measured and

indicated resources decreased by approximately 3%,
and is attributable to one

year of mining depletion along with

changes to the mine plan.

Updated financial inputs,
including coal

sales price assumptions

and operating and

capital costs used

in estimating the

resources exclusive
of reserves, as discussed in Section 11.3 of the Buchanan TRS, did not have a material impact on the measured
and indicated

resource estimates as

of December

31, 2024,

as compared

to the

measured and

indicated resource
estimates as of December 31, 2023.

Marshall Miller

& Associates,

Inc., a

third-party

firm comprising

mining

experts, whom

we refer

to as

the U.S.
QPs, prepared the estimates

of coal resources and reserves

as of December 31, 2024

summarized in Tables

6
and 7.

A copy of the

U.S. QPs’ TRS with

respect to Buchanan, dated

as of February 1,

2025,
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

Coronado Global Resources Inc. Form 10-K December 31,

2024

As summarized in Section 7.1 in the Buchanan TRS, the U.S. QPs utilized approximately 16,000 available core,
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

As summarized in Section 11.1
of the Buchanan TRS, these results

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

produce High-Vol

Met coal

using the room

and pillar mining

method and

two
active surface mines

(Toney

Fork and Elklick)

and supporting

infrastructure that

produce both

Met and thermal
coal using the

contour and

highwall mining

methods. Underground

mine operations

were active during

2024 at
the

Powellton

No.

1,

Lower

War

Eagle,

Eagle

No.

1

and

Muddy

Bridge

Mines

with

one,

three,

three

and

two
active mining

sections, respectively.

The Logan

complex life

plan includes

13 proposed

mines, consisting

of
ten underground mines

and three surface

mines. The property

is located in

Boone, Logan and

Wyoming Counties
in southern West Virginia.

The surface facilities are located in Logan

County, West

Virginia.

A map of Logan is
shown in Figure 5.
Figure 5.

Coronado Logan Mine Complex Property Location

Map.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

12,735

total

hectares,

12,666

of

which

are

leased

from

private
landholders

under

approximately

14

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
The mining of

Logan was commenced in

1945 by Lorado

Mining Company, or Lorado. Lorado was

sold to Buffalo
Mining Company

in 1964

and then

to Pittston

Coal Company

in 1971.

Pittston operated

the property

until the
early 1990’s.

After being idle for

a period, the property

was then sold to

Addington Resources in

2004.

Imagin
Natural

Resources

acquired

the

property

in

2007

and

sold

it

to

Cliffs

Natural

Resources Inc.

(now

known

as
Cleveland-Cliffs Inc.) in 2011,

which in turn sold

the property to Coronado

in 2014. Production history

has been
approximately 2.1 MMt in 2022, 2.5 MMt in 2023 and 2.1

MMt in 2024.

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
As of December

31, 2024, underground

mine operations were

active at the

Powellton No. 1,

Lower War

Eagle,
Eagle No. 1 and

Muddy Bridge Mines

with one, three,

three and two active

mining sections, respectively,

using
the room and pillar method.
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

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

Generally,

the mining equipment

and facilities at Logan

are in good operating

condition.

We focus on the

long-
term

potential

of

the

mine

complex

and

regularly

monitor

developments

in

the

mining

industry

for

technology
improvements

and

new

equipment

that

could

help

us increase

efficiency

and

lower

our costs.

Logan’s

oldest
mining

equipment

and

facilities,

including

the

CPP

and

loadout

facility,

began

operations

in

2008,

when

the
Powellton

No.

1

mine

started

production.

Since

acquiring

the

Logan

operations,

we

have

implemented
improvements

at the

CPP,

which have

resulted in

increased capacity.

From time

to time,

we also

update and
improve

other

equipment

and

facilities

to

maintain

their

usefulness

and

optimize

our

competitiveness.

As

of
December 31, 2024, the book value of Logan and its associated plant and equipment was $223.4 million.

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

December 31, 2024

and 2023 are

shown in Tables

8
and 9, respectively.
Table 8.

Logan – Summary of Coal Resources Exclusive

of Reserves at the End of the

Fiscal Year Ended
December 31, 2024 and 2023. (1)
Coal Resources (Dry Tons, In Situ, MMt)
(2)(3)(4)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2024 30 41 71 3 17.0% 1.0% 31.0%
December 31, 2023 39 36 75 3 17.0% 1.0% 31.0%
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

31, 2024, based on

assumed long-term average price

of $176 per

Mt (FOB loadout)

for underground-mineable
resources, representing the long-term average

price forecast for HVB provided by

Coronado; surface resources were assessed

at
a sales price of $99 per Mt (FOB loadout)

based on estimated historical pricing for Coronado’s surface operations.
(2)

Exclusive of reserve tons. Table 1-1 of the Logan TRS provides a summary of Logan resource tons

inclusive of reserve tons as of
December 31, 2024.
(3)

Reported on a dry basis.

Surface moisture and inherent moisture are excluded.
(4)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Table 9.

Logan – Summary

of Coal Reserves

(Marketable Sales Basis)

at the End

of the

Fiscal Year Ended
December 31, 2024 and 2023. (1)
Demonstrated Coal Reserves (Wet Tons,
Washed or Direct Shipped, MMt)
(2)(3)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2024 40 23 62 8.0% 0.9% 35.0%
December 31, 2023 55 16 71 8.0% 0.9% 35.0%
(1)

Pricing data as

provided by Coronado is

described in Section

16.2 of the

Logan TRS.

For Logan reserves

as of December

31,
2023, the pricing data

assumes respective HVA,

HVB and thermal FOB-mine prices

of approximately $162, $144, and

$120 per
Mt for calendar year

2024.

HVA, HVB,

and thermal prices respectively decrease to

approximately $161, $143, and $114

per Mt
through year 2026, and then

increase to $308, $273, and $212

per Mt through year 2057.

For Logan reserves as of

December 31,
2024, the pricing data assumes respective HVA, HVB and thermal

FOB-mine prices of approximately $171,

$151, and $80 per Mt
for calendar year

2025.

HVA, HVB, and thermal

prices respectively

decrease to approximately

$162, $144,

and $83 per

Mt through
year 2027, and then increase to $306, $271, and

$150 per Mt through year 2057.
(2)

Reported on a 4.5% - 6.0% moisture basis.
(3)

Some numerical figures in the

above table have been subject

to rounding adjustments. Accordingly,

numerical figures shown as
totals may not equal the sum of the figures that

precede them.
From December

31, 2023

to December

31, 2024,

total reserves

have decreased

by 12%.

This change

in

the
number of total reserves was attributable to

a combination of updates to the mine plans,

including conversion of
select

resources

to

reserves,

along

with

one

year

of

mining

depletion.

In

addition,

one

mineral

sublease
containing reserves

expired.

A TRS

with respect

to Logan,

updating the

TRS with

respect

to Logan

filed with
Coronado’s Annual Report on

Form 10-K for

the year ended

December 31, 2024, was

prepared in February 2025
due to

material differences in

the key financial

modifying factors including

coal sales price

assumptions, operating
costs and

capital costs from

December 31,

2023, to

December 31,

2024. Coal

sales price assumptions

underlying
the reserve estimates are

discussed in Sections 12

and 16 of the Logan

TRS, while operating costs

and capital
costs assumptions underlying the reserve

estimates are discussed in Sections

18 and 19 of

the Logan TRS.

The
differences in the

key financial modifying

factors did not

have a material

impact on the reserve

as of December
31,

2024,

as

compared

to

the

reserve

estimates

as

of

December

31,

2023.

From

December

31,

2023,

to
December 31, 2024, measured and indicated resources decreased by approximately 5%, from approximately 75
MMt to 71 MMt.

This net reduction of 4

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

2024,

as

compared

to

the
measured and indicated resource estimates as of December

31, 2023.
Marshall Miller

& Associates,

Inc., a

third-party

firm comprising

mining

experts, whom

we refer

to as

the U.S.
QPs, prepared the estimates

of coal resources and reserves

as of December 31, 2024

summarized in Tables

8
and 9.

A copy of the U.S. QPs’

TRS with respect to Logan,

dated as of February 1,

2025, or the Logan TRS,

is
filed as Exhibit 96.3 hereto. The U.S. QPs are not affiliated with Coronado.
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

As summarized in Section 7.1 in the Logan TRS, the U.S. QPs utilized 1,160 available core, rotary, and gas well drilling on and around

the Logan property. Mine data from active

underground mines was supplied to

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

U.S.

classification

system

for

measured

and

indicated

coal

resources.

As
summarized in Section

11.1

of the Logan TRS,

these results have

led the U.S. QPs

to report the data

following
the historical classification standards, rather than use the results of the DHSA.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

2024.

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

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
expected to occur in 2102.

A

predecessor

of

CONSOL

Energy

previously

controlled

the

properties.

We

acquired

the

properties

from
CONSOL Energy in March 2016 in connection with the

acquisition of the Buchanan property.
Before we acquired Mon Valley, CONSOL Energy had conducted extensive exploration of Mon Valley.

We have
continued

an

exploration

program

focused

on

defining

reserves

and

assessing

the

geotechnical

viability

of
mining.

Mon

Valley

is

capable

of

producing

primarily

a

High-Vol

Met

coal

from

the

Upper

Freeport

seam

of

the
Pennsylvania-age

Allegheny

Formation.

The

seam

is

situated

below

drainage

throughout

the

properties

and
would be

accessed with

slopes and

shafts.

The seam

thickness in

the projected

mining areas

averages 1.95
meters.

Under our current

mine development

plans, production

would begin at

the Pangburn

mine in 2034,

followed by
the Shaner mine in

2040 and, finally, the Fallowfield mine in

2059.

The proposed Mon Valley underground mines
would use the room and pillar

mining method with limited pillaring

as to cause no subsidence.

Each mine would
have three

continuous

miner

sections,

with two

continuous

miners, two

roof bolters,

four shuttle

cars and

two
scoops per

section.

The shuttle

cars would

haul extracted

coal from

the production

face to

a feeder

breaker-
conveyor system, which

would carry raw

coal to a

surface stockpile

and CPP.

The CPPs and

surface facilities
would have large

raw and clean

coal storage areas

to facilitate efficient

loading of clean

coal into barges

or rail
cars for transport.

We have

not yet completed

detailed designs

of the infrastructure

or surface

facilities for

the
proposed Shaner and Fallowfield mines.
As of December 31, 2024, the book value of Mon

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
Mon Valley contains no resources exclusive of reserve tons as of

December 31, 2024 and 2023. Table 1-1 of the
Mon Valley

TRS (as

defined below)

provides a summary

of Mon Valley

resource tons

inclusive of

reserve tons
as of December 31, 2024.

Coronado Global Resources Inc. Form 10-K December 31,

2024

A summary of Mon Valley’s

coal reserves as of December 31, 2024 and 2023 is shown

in Table

10.
Table 10.

Mon Valley – Summary of Coal Reserves (Marketable Sales Basis) at the

End of the Fiscal Year
Ended December 31, 2024 and 2023. (1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)(4)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2024 78 57 134 8.0% 1.2% (3) 35.0%
December 31, 2023 78 57 134 8.0% 1.2% (3) 35.0%

(1)

Pricing data as

provided by

Coronado is described

in Section 16.2

of the

Mon Valley TRS. For

Mon Valley reserves as

of December
31, 2023, the pricing data assumes

a blended HVB domestic and

export FOB-mine nominal price

of $181 per Mt for calendar

year
2029; HVB domestic and export prices respectively are increased by 2% annual inflation thereafter.

For Mon Valley

reserves as
of December 31, 2024, the pricing data assumes a blended

HVB domestic and export FOB-mine nominal price of

$183 per Mt for
calendar year 2030; HVB domestic and export

prices respectively are increased by 2% annual

inflation thereafter.
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

2023,

to

December

31,

2024.

A

TRS

with

respect

to

Mon
Valley,

updating the TRS

with respect to

Mon Valley

filed with Coronado’s

Annual Report on

Form 10-K

for the
year ended December 31, 2024,

was prepared in February

2025 due to material differences

in the key financial
modifying factors

including coal sales

price assumptions,

operating costs

and capital

costs from

December 31,
2023, to

December

31,

2024.

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

February 1,

2025, or

the Mon

Valley

TRS, is
filed as Exhibit 96.4 hereto. The U.S. QPs are not affiliated with Coronado.
The

U.S.

QPs

prepared

the

estimates

of

coal

resources

and

reserves

using

core

drilling

data

available

from
exploration

activities

at

Mon

Valley

conducted

by

numerous

entities

over

time.

Most

of

this

information

was
obtained prior

to our

acquisition of

the Mon

Valley

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
resources.

As summarized in Section 11.1 of the Mon Valley TRS, these results have led the U.S. QPs to report the data following the historical classification standards,

rather than use the results of the DHSA.
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

2024

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
production planned

for 2042.

Resources exclusive

of reserves

are based on

assumed long-term

average price
of $154 per Mt (FOB loadout), representing the Company’s long-term average price forecast for Russell County.
The pricing

data assumes

HVA

FOB-mine prices

with a

weighted LOM

average of

approximately $267

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
•

Risks and opportunities.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

2024

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

2024

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

Coronado Global Resources Inc. Form 10-K December 31,

2024

ITEM 4. MINE SAFETY DISCLOSURES
Safety is the cornerstone of the Company’s values and is the number one priority for all employees at Coronado.

Our U.S. Operations

include multiple mining

complexes across

three states and

are regulated by

both the U.S.
Mine Safety

and Health

Administration, or

MSHA, and

state regulatory

agencies. Under

regulations mandated
by the Mine Act, MSHA inspects our U.S. mines on a regular basis and issues various citations and orders when
it believes a violation has occurred under the Mine Act.
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

2024

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
Holders
As of December 31, 2024, we had 167,645,373

shares of our common stock issued

and outstanding with 7,486
holders of record.

The holders included CHESS

Depositary Nominees Pty Limited,

which held 90,147,345 shares
of our common stock in the form of

CDIs on behalf of the CDI holders; there were 7,485 registered owners of our
CDIs on December 31, 2024.
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
Recent Sales of Unregistered Securities
Other than as previously

disclosed in a Quarterly

Report on Form 10-Q

or in a Current

Report on Form 8-K,

we
did not issue

any shares of

our common stock

in a transaction

that was not

registered under

the Securities Act
during the year ended December 31, 2024.
Purchases of Equity Securities by the Issuer and

Affiliated Purchases
We had no repurchases of equity securities for the

three months ended December 31, 2024.

Coronado Global Resources Inc. Form 10-K December 31,

2024

ITEM 6.

[Reserved.]

Coronado Global Resources Inc. Form 10-K December 31,

2024

ITEM 7.

MANAGEMENT’S DISCUSSION

AND ANALYSIS

OF FINANCIAL

CONDITION AND

RESULTS

OF
OPERATIONS
The following

Management’s Discussion

and Analysis

of our Financial

Condition and

Results of

Operations, or
MD&A, should be read in conjunction with the Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report on Form

10-K.

Overview
For the year ended December 31,

2024, we produced 15.3 MMt and

sold 15.8 MMt of coal. Met

coal and thermal
coal sales

represented 79.3%

and 20.7%,

respectively,

of our

total volume

of coal

sold, and

95.2% and

4.8%,
respectively, of our

total coal revenues.

In

2024,

Coronado

faced

several

operational

challenges

which

impacted

coal

production,

however,

we

took
decisive actions

and implemented

strategic initiatives

to overcome

these challenges

and focused

on laying

the
foundation for an optimal operational structure beyond

2024.

Our

Australian

Operations

suffered

key

equipment

and

infrastructure

failures

and

significant

weather-related
disruptions resulting

in production

delays and

higher costs.

Despite these

setbacks,

our Australian

Operations
completed the historical pre-strip waste deficit works in

the first quarter and subsequently reduced

five contractor
truck

and

excavator

fleets

and

idled

a

Company-owned

shovel

fleet

which

enhanced

productivity

through
improved dragline

and drill

and blast

performance. The

commissioning

of the

Mammoth Underground

Mine in
December

2024

marked

a

key

milestone,

delivered

on

time

and

within

budget,

with

the

potential

to

ramp

up
production significantly in 2025.
Our U.S. Operations were adversely impacted

by delays in the planned longwall

move, equipment breakdowns,
a safety incident that caused temporary suspension of operations at our Buchanan mine and adverse geological conditions

at

both

the

Logan

mine

and

Buchanan

mine.

For

Buchanan,

mining

through

more

complex

seam
structures

earlier

in

the

year,

reduced

overall

yield

of

saleable

coal.

Subsequent

improvements

in

mining
conditions, enhanced

conveyor and

skip system

performance,

and the

simultaneous operation

of two

longwall
panels,

in

the

Southern

and

Northern

districts,

resulted

in

improved

yields

and

efficiency,

particularly

in

the
second half of the year.
Overall,

in

2024,

our

saleable

production

was

0.5MMt

lower

while

our

sales

volume

remained

consistent
compared to the year ended December 31, 2023.

In 2024,

the Met

coal markets

experienced volatility,

driven by

weak macroeconomic

conditions in

key regions
such as

Europe, China,

and parts of

Asia, as

well as

fluctuating demand dynamics

in India.

European steelmakers
grappled with constrained industrial activity and reduced hot metal production, while China’s excessive steel and coke exports, coupled with limited domestic stimulus,

weighed on prices and raw material demand. India

played
a pivotal role in

the market's mid-year stabilization, with strong

pre-monsoon restocking boosting demand for Met
coal. However,

the prolonged

monsoon season

later in

the year

temporarily reduced

Indian imports,

softening
overall demand.
The

benchmark

PLV

HCC

FOB

AUS average

for

the

year

ended

December

31,

2024,

of

$240.4

per

Mt

was
18.9% lower compared to $296.3 per Mt for the year

ended December 31, 2023.
Coal revenues of $2,444.9 million for the year ended December 31, 2024, were 13.6% lower compared to 2023,
driven by lower average

realized Met price

of $185.3 per

Mt sold, $30.4

per Mt lower than

the average realized
Met price in 2023.

Mining costs of $1,683.3

million for the year

ended December 31,

2024, were $13.8

million higher compared

to
$1,669.5 million for the year ended December

31, 2023, due to significant inventory

drawdown at our Australian
Operations due to

sales volumes exceeding saleable

production in 2024, unplanned

maintenance costs following
equipment failures and continued

inflationary impacts on

labor and supply costs,

partially offset by

cost savings
from demobilizing fleets

at our Australian

Operations. Despite

the increase in

mining costs, our

mining cost per
Mt

sold

were

$0.2

lower

compared

to

the

year

ended

December

31,

2023,

driven

by

higher

sales

volume
excluding non-produced coal.

Dividends
During the year

ended December

31, 2024, Coronado

paid total dividends

of $16.7 million

to stockholders

and
CDI holders on the ASX.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Senior Secured Notes
On

October

2,

2024,

we

successfully

completed

a

refinancing

initiative

and

issued

$400.0

million

aggregate
principal

amount

of our

9.25%

Senior

Secured

Notes

due 2029,

or the

2029 Notes

.

The transaction

provides
Coronado increased

financial flexibility

by extending

our debt

maturity profile

and includes

improved terms

that
we believe are more sustainable for our business.
The net proceeds from

the transaction were

used to redeem

all of the Company’s

outstanding principal amount
of our

10.750% Senior

Secured Notes

due 2026,

or the

2026 Notes,

and to

pay related

fees and

expenses in
connection with offering of the 2029 Notes

and the redemption of the 2026 Notes.

Refer to Part II, Item 8, Note 14. “Interest Bearing Liabilities”

for further information.
Liquidity
Coronado

had

cash

and

cash

equivalents

(excluding

restricted

cash)

of

$339.4

million

and

$128.6

million

of
undrawn capacity under our ABL Facility as of

December 31, 2024. As of December 31, 2024,

we had a net debt
of $85.1 million comprising of $424.5 million aggregate principal amount of interest-bearing liabilities outstanding
less cash and cash equivalents (excluding restricted cash).
On

December

30,

2024,

we

completed

the

Waiver

Agreement

with

the

Administrative

Agent

under

the

ABL
Facility to temporarily waive

the Company’s compliance

with the ABL Facility’s

interest coverage ratio covenant
between

December

31,

2024

to

March

30,

2025.

Pursuant

to

the

Waiver

Agreement,

we

will

be

required

to
maintain an aggregate cash

balance of at least

$100.0 million in one

or more accounts

with the Lenders, or

the
Cash Balance

Covenant, until such

time that

we submit

a covenant

compliance certificate to

the Lenders

pursuant
to the ABL Facility which demonstrates that we are in compliance with the interest coverage ratio covenant. The
Cash

Balance

Covenant

applies

from

the

time

the

Company

submits

the

covenant

compliance

certificate

for
December 31, 2024, which is anticipated to be on or

after February 19, 2025.
At the end

of the waiver

period, unless

further waivers

are obtained,

any breach

of covenants

would constitute
an event of default under the

terms of the ABL Facility and

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

2024,

was

2.22,

compared

to

a

rate

of

1.83

at

the

end

of

December

31,

2023.

At

our

U.S.
Operations, the

twelve-month rolling

average Total

Reportable Incident

Rate at

December 31,

2024 was

2.21,
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
price

per

Mt

sold,

which

we

define

as

total

coal

revenues

divided

by

total

sales

volume;

(iv)

Met

coal

sales

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
net cash, which we define

as cash and cash equivalents

(excluding restricted cash)

less outstanding aggregate
principal amount of the Notes and other interest bearing

liabilities.
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
Year Ended December 31,

2024 Compared to Year

Ended December 31, 2023
Summary
The financial and operational highlights for the year ended December

31, 2024 include:
•

Net loss of

$108.9 million for the

year ended December 31,

2024, decreased by $264.9

million compared
to the

same

period in

2023.

The decrease

was

primarily

driven

by lower

coal

revenues,

due to

lower
average realized prices, partially offset by lower

cost and expenses.

•

Average realized Met price per Mt sold of $185.3 for the year ended December 31, 2024, was $30.4 per
Mt sold lower compared 2023.

Coronado Global Resources Inc. Form 10-K December 31,

2024

•

Sales volume of

15.8 MMt for

the year ended

December 31, 2024,

remained consistent to the

year ended
December

31,

2023,

despite

saleable

production

being

0.5

MMt

lower,

as

our

operations

drew

on
significant coal inventory built in December 2023, which resulted from shipping delays in Australia.

•

Adjusted EBITDA of $115.1

million for the year ended

December 31, 2024, decrease

by $266.6 million,
compared to $381.7 million for the year ended December

31, 2023. This decrease was a result of

lower
coal revenues, partially offset by lower operating

costs.

For Year Ended December 31,

(US$ in thousands)
2024 2023 Change %
Revenues:
Coal revenues 2,444,862 2,830,689 (385,827) (13.6%)
Other revenues 62,851 59,914 2,937 4.9%
Total

revenues
2,507,713 2,890,603 (382,890) (13.2%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown
separately below) 1,714,987 1,731,630 (16,643) (1.0%)
Depreciation, depletion and amortization 187,400 160,711 26,689 16.6%
Freight expenses 241,377 259,710 (18,333) (7.1%)
Stanwell rebate 116,870 136,523 (19,653) (14.4%)
Other royalties 289,678 345,882 (56,204) (16.2%)
Selling, general, and administrative expenses

36,944 84,177 (47,233) (56.1%)
Total

costs and expenses
2,587,256 2,718,633 (131,377) (4.8%)
Other income (expenses):
Interest expense, net (58,856) (56,751) (2,105) 3.7%
Loss on debt extinguishment (14,732) (1,385) (13,347) 963.7%
Decrease (increase) in provision for discounting and
credit losses

207 4,216 (4,009) (95.1%)
Other, net 3,734 5,764 (2,030) (35.2%)
Total

other expense, net
(69,647) (48,156) (21,491) 44.6%
(Loss) income before tax (149,190) 123,814 (273,004) (220.5%)
Income tax benefit 40,309 32,251 8,058 25.0%
Net (loss) income attributable to Coronado Global
Resources Inc. (108,881) 156,065 (264,946) (169.8%)
Coal revenues
Coal

revenues

were

$2,444.9 million

for

the

year

ended

December

31,

2024,

a

decrease

of

$385.8

million,
compared to $2,830.7 million for

the year ended

December 31, 2023.

This decrease was driven

by lower average
realized Met price per Mt sold of $185.3 for

the year ended December 31, 2024, compared to $215.7 per Mt sold in 2023, due to

the continuous decline

in coking coal index

prices caused by

weakened steel demand

from key
Met coal markets such as China, Europe and India.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

Total

cost of

coal revenues

was $1,715.0

million for

the year

ended December

31, 2024,

a decrease

of $16.6
million, compared to $1,731.6 million for the same period

in 2023.

Cost of

coal revenues

for our

Australian Operations

for the

year ended

December 31,

2024, were

$3.6 million
lower compared

to the

same

period

in 2023.

Cost

savings

from demobilization

of contractors’

fleets

from

late
March 2024 following completion of the historical pre-strip waste deficit works, were partially offset by significant
inventory

drawdown

for

the

year

ended

December

31,

2024,

due

to

lower

production,

and

higher

unplanned
maintenance costs due to key equipment failures.
Cost of coal revenues

for our U.S. Operations

were $13.0 million lower

for the year ended

December 31, 2024,
compared to

the same

period in

2023, due

to inventory

built for

the year

ended December

31, 2024,

as lower
sales

volumes

exceeded

lower

production,

and

lower

third-party

coal

purchases,

partially

offset

by

higher
unplanned maintenance costs during the year ended

December 31, 2024.
Depreciation, depletion and amortization
Depreciation, depletion and amortization

were $187.4 million for

the year ended

December 31, 2024, an

increase
of $26.7 million, compared

to $160.7 million

for the year

ended December 31,

2023. The increase

was associated
with full year depreciation of equipment brought into service part way through 2023 and during 2024.

Freight expenses
Freight

expenses

totaled

$241.4

million

for

the

year

ended

December

31,

2024,

a

decrease

of

$18.3

million,
compared to $259.7 million for the year ended December 31, 2023. Our Australian Operations contributed $17.0 million

to

the

decrease

due

lower

sales

volume

shipped

through

WICET,

which

attracts

higher

port

handling
charges. Decrease of $1.3 million

at our U.S. Operations is

driven by lower sales

volumes of 0.2 MMt for

the year
ended December 31, 2024, compared to the same period in

2023.
Stanwell rebate
The Stanwell rebate was

$116.9

million for the year

ended December 31, 2024,

a decrease of $19.7

million, as
compared

to

$136.5

million

for the

year

ended

December

31,

2023.

The

decrease

was

due

to

lower

realized
Reference

coal

pricing

for

the

prior

twelve-month

period

used

to

calculate

the

rebate

compared

to

the

same
period in 2023.

Other royalties
Other

royalties

were

$289.7 million

for

the

year

ended

December

31,

2024,

a

decrease

of

$56.2 million,

as
compared to $345.9 million for the year ended December 31, 2023. Our Australian Operations contributed $47.3 million and our U.S. Operations contributed $8.9 million of

the decrease, a product of lower coal revenues for

the
year ended December 31, 2024, compared to 2023.
Selling, general, and administrative expenses

Selling,

general,

and

administrative

expenses

decreased

by

$47.2

million

to

$36.9

million

for

the

year

ended
December 31, 2024, compared to $84.2 million for the year ended December 31, 2023. Higher costs in the 2023 year were in relation to the additional accrual of $41.3 million stamp duty assessed by QRO on our acquisition of
Curragh. Refer

to Part

II, Item

8. Financial

Statements

and Supplementary

Data, Note

25 “Contingencies”

for
further information.
Interest Expense, net
Interest

expense,

net

was

$58.9

million

for

the

year

ended

December

31,

2024,

an

increase

of

$2.1

million
compared

to

$56.8

million

for the

same

period

in

2023.

The

increase

was

primarily

driven

by higher

average
indebtedness during

the year

ended December

31, 2024,

compared to

2023, partially

offset by

higher interest
income on cash equivalents and restricted deposits

during the 2024 period.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Loss on Debt Extinguishment
During

the

year

ended

December

31,

2024,

in

connection

with

the

early

redemption

of

the

2026

Notes,

we
recognized a loss on debt extinguishment of $14.7 million, including early redemption premium and unamortized debt issuance costs.

Other, net
Other, net

was $3.7 million

in the year ended

December 31, 2024,

a decrease of $2.0

million compared to

$5.8
million

for

the

year

ended

December

31,

2023.

During

the

year

ended

December

31,

2024,

the

Company
recognized

an

impairment

charge

of

$10.6

million

against

property,

plant

and

equipment

relating

to

a

long-
standing

non-core

idled

asset

within

its

U.S.

Operations

recognized

based

on

purchase

offer

received

and
accepted by

the Company.

The sale

of this

long-standing non-core

idled asset

was completed

on January

14,
2025.

This

was

more

than

offset

by

lower

exchange

losses

on

translation

of

short-term

inter-entity

balances
between certain entities within

the group that are

denominated in currencies other than

their respective functional
currencies.

Income tax benefit

Income tax benefit of $40.3 million for the

year ended December 31, 2024, compared to $32.3 million

income tax
benefit for the year ended December 31, 2023. The income tax benefit for the 2024 period, is primarily driven by a loss before tax from our Australian Operations.
The income tax benefit for the year ended December 31

,

2024 resulted in an annual effective tax rate

of 27.0%.
Year Ended December 31,

2023 Compared to Year

Ended December 31, 2022
The Company’s comparison of 2023 results to

2022 results is included in the

Company’s
Annual Report on Form
10-K for the fiscal year ended December 31, 2023
, under Part II Item 7,

“Management’s Discussion and Analysis
of Financial Condition and Results of Operations.”

Coronado Global Resources Inc. Form 10-K December 31,

2024

Supplemental Segment Financial Data
Year Ended December 31,

2024 Compared to Year

Ended December 31, 2023
Australian Operations
For Year Ended December 31,
(US$ in thousands)
2024 2023 Change %
Sales Volume (MMt) 10.2 9.9 0.3 3.4%
Total

revenues ($)
1,594,981 1,681,522 (86,541) (5.1)%
Coal revenues ($) 1,560,275 1,645,752 (85,477) (5.2)%
Average realized price per Mt sold ($/Mt) 153.1 167.0 (13.9) (8.3)%
Met sales volume (MMt) 7.2 6.8 0.4 6.7%
Met coal revenues ($) 1,472,477 1,557,471 (84,994) (5.5)%
Average realized Met price per Mt sold ($/Mt) 203.9 230.2 (26.3) (11.4)%
Mining costs ($) 1,054,066 1,058,598 (4,532) (0.4)%
Mining costs per Mt sold ($/Mt) 104.6 108.5 (3.9) (3.6)%
Operating costs ($) 1,592,431 1,679,954 (87,523) (5.2)%
Operating costs per Mt sold ($/Mt) 156.3 170.5 (14.2) (8.3)%
Segment Adjusted EBITDA ($) 3,401 2,249 1,152 51.2%
Coal revenues

for our

Australian Operations

for the

year ended

December

31, 2024,

were $1,560.3

million,

a
decrease of

$85.5 million,

or 5.2%,

compared to

$1,645.8 million

for the

year ended

December 31,

2023. The
decrease was driven by

lower average realized Met

price per Mt

sold of $203.9, $26.3

lower, compared to $230.2
per Mt

sold during the

same period in

2023, partially offset

by 0.3MMt higher

sales volume, despite

lower saleable
production, for

the year ended

December 31,

2024, as

we drew on

port inventory

built at the

end of December
2023.
Operating costs decreased

by $87.5 million,

or 5.2%, for

the year ended

December 31,

2024, compared to

the
year ended December 31,

2023, driven by lower

mining costs, lower

Stanwell rebate, lower other

royalties and,
lower freight

expenses caused

by lower

sales volume

shipped through WICET, which

attracts higher

port handling
charges.

Mining

costs

were

$4.5

million

lower

for

the

year

ended

December

31,

2024,

driven

by

cost

savings

from
demobilization of mining

fleets since March

2024, partially offset

by significant inventory

drawdown for the

year
ended December

31, 2024,

as sales

volume exceeded

saleable production,

compared to

inventory built

in the
same period in 2023 and higher maintenance costs due

to key equipment failures.
Mining and Operating

costs per Mt sold

were $3.9 and

$14.2 lower,

respectively,

compared to the

same period
in 2023, a combination of lower costs and higher sales

volume.

For the year ended December 31, 2024, Segment Adjusted EBITDA was

$3.4 million, an increase of $1.2 million
compared to $2.2 million for

the year ended December 31, 2023,

driven by lower operating costs

partially offset
by lower coal revenues.

Coronado Global Resources Inc. Form 10-K December 31,

2024

United States
For Year Ended December 31,
(US$ in thousands)
2024 2023 Change %
Sales Volume (MMt) 5.6 6.0 (0.4) (5.5)%
Total

revenues ($)
912,732 1,209,081 (296,349) (24.5)%
Coal revenues ($) 884,587 1,184,937 (300,350) (25.3)%
Average realized price per Mt sold ($/Mt) 156.7 198.4 (41.7) (21.0)%
Met sales volume (MMt) 5.3 5.2 0.1 2.0%
Met coal revenues ($) 854,587 1,031,012 (176,425) (17.1)%
Average realized Met price per Mt sold ($/Mt) 160.1 196.9 (36.8) (18.7)%
Mining costs ($) 629,242 610,925 18,317 3.0%
Mining costs per Mt sold ($/Mt) 112.6 106.0 6.6 6.2%
Operating costs ($) 770,481 793,791 (23,310) (2.9)%
Operating costs per Mt sold ($/Mt) 136.5 132.9 3.6 2.7%
Segment Adjusted EBITDA ($) 147,233 421,093 (273,860) (65.0)%
Coal

revenues

for

our

U.S.

Operations

decreased

by

$300.4

million,

or

25.3%,

to

$884.6

million

for

the

year
ended

December

31,

2024,

as

compared

to

$1,184.9

million

for

the

year

ended

December

31,

2023.

This
decrease was driven by a

lower average realized Met

price per Mt sold for

the year ended December

31, 2024,
of

$160.1

compared

to

$196.9

per

Mt

sold

for

the

same

period

in

2023.

This

decrease

was

exacerbated

by
0.4MMt lower sales

volume for

the year ended

December 31,

2024, compared to

2023, due to

operational and
geological challenges that led to production downtime

and lower production yield.
Operating costs of $770.5 million

for the year ended December

31, 2024, were $23.3 million

lower compared to
$793.8 million for

the same period

in 2023, driven

by lower third-party

coal purchases and

other royalties, partially
offset

by higher

mining costs.

Mining costs

were $18.3

million, or

$6.6

per Mt

sold, higher

for the

year

ended
December

31, 2024,

due

to

unplanned

maintenance

costs,

and impact

of inflation

on labor

and

supply

costs,
partially offset by an inventory built

for the year ended December

31, 2024, as lower sales

volumes exceed lower
production,

when

compared

to

2023.

Operating

costs

increased

by

$3.6

per

Mt

sold

despite

the

decrease

in
operating costs due to lower sales volume for the year.

Segment Adjusted EBITDA

of $147.2

million for

the year ended

December 31,

2024, decreased by

$273.9 million,
or 65.0%, compared to

$421.1 million for the

year ended December 31, 2023.

This decrease was primarily

driven
by lower coal revenues.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
For Year Ended December 31,
(US$ in thousands)
2024 2023 Change %
Corporate and other expenses 36,944 42,856 (5,912) (13.8)%
Other, net (1,450) (1,227) (223) 18.2%
Total

Corporate and Other Adjusted EBITDA
35,494 41,629 (6,135) (14.7)%
Corporate and other Adjusted EBITDA decreased

$6.1 million to $35.5 million for the year

ended December 31,
2024, compared to $41.6 million for

the year ended December 31, 2023, due

to concerted efforts to reduce costs
across the organization and the timing of certain corporate

costs.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Mining and operating costs for the Year Ended December 31, 2024 compared to Year

December 31, 2023
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
For Year Ended December 31, 2024
(US$ in thousands) Australia United States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
1,680,817 867,830 38,609 2,587,256
Less: Selling, general and administrative expense (57) — (36,887) (36,944)
Less: Depreciation, depletion and amortization (88,329) (97,349) (1,722) (187,400)
Total operating costs 1,592,431 770,481 — 2,362,912
Less: Other royalties (247,201) (42,477) — (289,678)
Less: Stanwell rebate (116,870) — — (116,870)
Less: Freight expenses (149,987) (91,390) — (241,377)
Less: Other non-mining costs (24,307) (7,372) — (31,679)
Total mining costs 1,054,066 629,242 — 1,683,308
Sales Volume excluding non-produced

coal (MMt)
10.1 5.6 — 15.7
Mining cost per Mt sold ($/Mt) 104.6 112.6 — 107.4
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
9.8 5.8 — 15.5
Mining cost per Mt sold ($/Mt) 108.5 106.0 — 107.6
Average realized Met price for the Year

Ended December 31, 2024 compared to Year

December 31, 2023
A reconciliation of the Company’s average realized

Met coal revenue is shown below:
For Year Ended December 31,
(US$ in thousands)
2024 2023 Change %
Met sales volume (MMt) 12.6 12.0 0.6 5.0%
Met coal revenues ($) 2,327,064 2,588,483 (261,419) (10.1)%
Average realized met price per Mt sold ($/Mt) 185.3 215.7 (30.4) (14.2)%

Coronado Global Resources Inc. Form 10-K December 31,

2024

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
For year ended December 31,
(US$ in thousands) 2024 2023 2022
Reconciliation to Adjusted EBITDA:
Net (loss) income (108,881) 156,065 771,703
Add: Depreciation, depletion and amortization 187,400 160,711 167,046
Add: Interest expense, net 58,856 56,751 67,632
Add: Other foreign exchange gains (12,339) (2,899) (32,259)
Add: Income tax (benefit) expense (40,309) (32,251) 231,574
Add: Loss on debt extinguishment 14,732 1,385 5,336
Add: Impairment of non-core assets 10,585 — —
Add: Uncertain stamp duty position — 41,321 —
Add: Restructuring costs 729 — —
Add: Losses on idled assets held for sale 4,574 4,846 771
Add: Decrease (increase) in provision for discounting

and credit losses (207) (4,216) 3,821
Adjusted EBITDA

115,140 381,713 1,215,624
Liquidity and Capital Resources
Overview
Our objective is to maintain a prudent capital structure and to ensure that sufficient liquid assets and funding are available to meet both anticipated and

unanticipated financial obligations, including unforeseen events that could have an

adverse impact

on revenues

or costs.

Our principal

sources of

funds are

cash and

cash equivalents,
cash flow from operations and undrawn capacity under

our committed debt facilities.

Our main uses of cash have historically been, and are expected to continue to be, the funding of our operations,
working capital,

capital expenditure,

debt service

obligations and

payment of

dividends. Our

ability to

generate
sufficient

cash

depends

on

our

future

performance

which

may

be

subject

to

a

number

of

factors

beyond

our
control, including

general economic,

financial,

competitive and

weather conditions

and other

risks described

in
Part I, Item 1A. “Risk Factors” of this Annual Report on Form

10-K.

In 2024,

Coronado was

significantly impacted by

a declining

coal market

as well

as several

operational challenges
that impacted

our earnings

during the

year ended

December 31,

2024.
To
mitigate the

risk of

failing to

comply
with the maintenance of

the interest coverage ratio

covenant under the ABL

Facility, we completed an agreement
with the

Administrative

Agent under

the ABL

Facility to

temporarily

waive the

Company’s

compliance with

the
interest coverage ratio covenant between December

31, 2024 to March 30, 2025.

Pursuant to the Waiver Agreement, we will be required to maintain an aggregate cash balance of at least $100.0 million in one or

more accounts with the Lenders until

such time that we

submit a covenant compliance certificate
to

the

Lenders

pursuant

to

the

ABL

Facility

which

demonstrates

that

we

are

in

compliance

with

the

interest
coverage ratio covenant. The Cash Balance Covenant applies from the time we submit the covenant compliance
certificate for December 31, 2024, which is anticipated

to be on or after February 19, 2025.

At the end

of the waiver

period, unless

further waivers

are obtained,

any breach

of covenants

would constitute
an event of default under the

terms of the ABL Facility and

the Lenders may declare all amounts owing

under the
ABL Facility immediately due and payable,

terminate such Lenders’ commitments

to make loans under the ABL
Facility,

require

the

Borrowers

to cash

collateralize

any

letter of

credit

obligations

and/or exercise

any

and all
remedies and other rights under the ABL Facility.

The Company is continuing to pursue a number of

initiatives to maintain its liquidity and ensure compliance

with
its financial covenants when the waiver

period expires on March 30,

2025. These initiatives include, among other
things,

further

operating

and

capital

cost

control

measures,

potential

other

funding

measures,

including
refinancing,

restructuring

or

amending

terms

of

our

existing

debt

facilities,

and,

if

required,

engagement

on
extensions

to

the

waiver,

including

waiver

of

other

financial

covenants.

These

steps

are

expected

to

mitigate
liquidity constraints.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Based

on

our

outlook

for

the

next

twelve

months,

which

is

subject

to

continued

changing

demand

from

our
customers, volatility in

coal prices, current and

future trade barriers and

tariffs and the uncertainty of

impacts from
ongoing civil unrest

and wars, we

believe our available cash

together with undrawn capacity

under our committed
debt

facilities

and

other

strategic

and

financial

initiatives,

will

be

sufficient

to

meet

the

needs

of

our

existing
operations, capital expenditure, service our debt obligations and, if declared, payment of dividends.
Sources of liquidity as of December 31, 2024 and December

31, 2023 were as follows:
December 31,
(US$ in thousands) 2024 2023
Cash and cash equivalents, excluding restricted cash 339,374 339,043
Short-term deposits — 21,906
Undrawn capacity under the ABL Facility (1) 128,563 128,094
Total

467,937 489,043
(1)

The ABL Facility provides for up to $150.0 million in borrowings, including a $100.0 million sublimit for the issuance of letters of credit, of which $21.4 million

has been issued,

and $70.0 million

sublimit as a

revolving credit facility.

The letter of

credit sublimit contributes

to our
liquidity as the Company can replace cash collateral, provided in the form of restricted deposits, with letters of credit allowing the release of such restricted deposits to cash and cash equivalents.
Our total indebtedness as of December 31, 2024 and

December 31, 2023 consisted of the following:
(US$ in thousands) 2024 2023
Current installments of interest bearing liabilities 1,477 —
Interest bearing liabilities, excluding current installments 422,995 242,326
Current installments of other financial liabilities

6,163 2,893
Other financial liabilities, excluding current installments 19,694 5,307
Total 450,329 250,526
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
Borrowing

capacity

under

the

ABL

Facility

is

limited

to

an

eligible

borrowing

base,

determined

by

applying
customary advance rates to eligible accounts receivable and inventory.
Borrowings under

the ABL

Facility bear

interest at

a rate

per annum

equal to

applicable rate

of 2.80%

and the
BBSY,

for loans denominated in A$, or SOFR, for loans

denominated in US$, at the Borrower’s election.

As

of

December

31,

2024,

letter

of

credit

sublimit

had

been

partially

used

to

issue

$21.4

million

of

bank
guarantees

on

behalf

of

the

Company

and

no

amounts

were drawn

and

no

letters

of credit

were

outstanding
under the revolving credit sublimit of the ABL Facility.

On December 30,

2024, we completed

the Waiver

Agreement with

Global Loan

Agency Services

Australia Pty
Ltd, the

Administrative Agent

under the

ABL Facility,

to temporarily

waive the

Company’s

compliance with

the
ABL Facility’s interest coverage ratio covenant

between December 31, 2024 to March 30, 2025.

Pursuant to the
Waiver Agreement,

we will

be required to

maintain an aggregate

cash balance

of at least

$100.0 million in

one
or

more

accounts

with

the

lenders

under

the

ABL

Facility,

or

the

Lenders,

until

such

time

that

we

submit

a
covenant compliance

certificate to

the Lenders

pursuant to

the ABL

Facility which

demonstrates that

we are

in
compliance

with

the

interest

coverage

ratio

covenant.

The

Cash

Balance

Covenant

applies

from

the

time

we
submit the covenant

compliance certificate for December

31, 2024, which

is anticipated to

be on or

after February
19, 2025.

At the end

of the waiver

period, unless

further waivers

are obtained,

any breach

of covenants

would constitute
an event of default under the

terms of the ABL Facility and

the Lenders may declare all amounts owing

under the
ABL Facility immediately due and payable,

terminate such Lenders’ commitments

to make loans under the ABL

Coronado Global Resources Inc. Form 10-K December 31,

2024

Facility,

require

the

Borrowers

to cash

collateralize

any

letter of

credit

obligations

and/or exercise

any

and all
remedies and other rights under the ABL Facility.

As of December 31, 2024, except for maintenance

of the interest coverage ratio covenant

(for which the Waiver
Agreement was obtained), we were in compliance with all other applicable covenants under the ABL Facility.
Refer to Part II, Item 8, Note 14. “Interest Bearing Liabilities”

for further information.

9.250% Senior Secured Notes
On October

2, 2024,

we successfully

completed

a refinancing

initiative and

issued $400.0

million

of the

2029
Notes. The transaction provides the Company increased financial flexibility by extending our debt maturity profile
and introducing terms that we believe are more sustainable

for our business.

The Company

used the

net proceeds

from the

transaction to

redeem all

of the

2026 Notes,

and to

pay related
fees and expenses in connection with the offering

of the 2029 Notes and the redemption of the 2026

Notes.
The 2029

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
The terms of the

2029 Notes are

governed by the

indenture, dated October

2, 2024, among Coronado

Finance
Pty Ltd,

as issuer, Coronado Global

Resources Inc, as

guarantor, the subsidiaries of

Coronado Global Resources
Inc, named therein, as additional guarantors,

Wilmington Trust, National

Association, as trustee and priority

lien
collateral trustee, or the Indenture. The

Indenture contains customary covenants

for high yield bonds, including,
but

not

limited

to,

limitations

on

investments,

liens,

indebtedness,

asset

sales,

transactions

with

affiliates

and
restricted payments, including payment of dividends on

capital stock.
As of December 31, 2024, the Company was in compliance

with all applicable covenants under the Indenture.
Refer to Part II, Item 8, Note 14. “Interest Bearing Liabilities”

for further information.
We

may

redeem

some

or

all

of

the

2029

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

Refer to Part II, Item 8, Note 14. “Interest Bearing Liabilities”

and Note 15. “Other Financial Liabilities” for further
information.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

December 31, 2024,
we had

outstanding surety

bonds of

$48.9 million

and $16.8

million of

letters of

credit issued

from our

letter of
credit sublimit available under the ABL Facility.
For the Australian Operations,

as at December 31, 2024,

we had bank guarantees

outstanding of $23.9 million,
including $4.7 million issued from the letter of credit sublimit available under the ABL

Facility, primarily in respect
of certain rail and port take-or-pay arrangements of the Company.

As at December 31,

2024, we have in aggregate

had total outstanding bank guarantees provided

of $40.7 million
to secure its obligations and commitments, including $21.4 million issued for the letter of credit sublimit available under the ABL Facility.

Future regulatory changes

relating to these

obligations could result

in increased obligations,

additional costs or
additional collateral requirements.
Restricted deposits – cash collateral
As required

by certain

agreements, we

have total

cash collateral

in the

form of

deposits of

$68.5 million

as of
December 31, 2024 to

provide back-to-back support for bank

guarantees, financial payments, other performance
obligations,

various

other

operating

agreements

and

contractual

obligations

under

workers

compensation
insurance. These deposits are

restricted and classified as

non-current assets in the

Consolidated Balance Sheet.

In accordance with the terms of the ABL Facility, we may be required to cash collateralize the ABL Facility to the extent

of

outstanding

letters

of

credit

after

the

expiration

or

termination

date

of

such

letter

of

credit.

As

of
December

31,

2024,

no

letter

of

credit

was

outstanding

after

the

expiration

or

termination

date

and

no

cash
collateral was required.
Dividend
During the year ended December 31, 2024, we paid $16.7 million in dividends to stockholders or CDI holders on the ASX,

net of $0.1

million foreign exchange

gain on payment

of dividends to

certain CDI holders

that elected
to be paid in Australian dollars.
On

February

19,

2025,

the

Company’s

Board

of

Directors

declared

a

bi-annual

fully

franked

fixed

ordinary
dividend of $8.4 million, or

0.5 cents per CDI. The

dividend will have a

record date of March

12, 2025, Australia
time, and

be payable

on April

4, 2025,

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

2024

Historical Cash Flows

The

following

table

summarizes

our

cash

flows

for

the

year

ended

December

31,

2024,

2023

and

2022

as
reported in the accompanying Consolidated Financial Statements:
Cash Flow
For Year Ended December 31,

(US$ in thousands) 2024 2023 2022
Net cash provided by operating activities 74,039 268,282 926,643
Net cash used in investing activities

(226,336) (238,168) (208,343)
Net cash provided by (used in) financing activities 162,765 (24,679) (784,251)
Net change in cash and cash equivalents

10,468 5,435 (65,951)
Effect of exchange rate changes on cash and cash

equivalents

(10,138) (769) (37,351)
Cash and cash equivalents at beginning of period

339,295 334,629 437,931
Cash and cash equivalents at end of period

339,625 339,295 334,629
Operating activities
Net cash provided by operating activities was $74.0 million for the year ended December 31, 2024, compared to
$268.3 million

for

the

year

ended

December

31,

2023.

The

decrease

in

cash

from

operating

activities

was
primarily driven

by lower

coal revenues,

higher operating

costs

and the

additional payment

of $51.5

million in
relation to the

stamp duty

on Curragh’s

acquisition, including

tax interest,

partially offset

by income tax

refunds
compared to income tax payments in 2023.

Net cash provided

by operating activities

was $268.3 million

for the year ended

December 31, 2023,

compared
to $926.6

million

for the

year

ended

December

31,

2022.

The

decrease

in

cash

from

operating

activities

was
primarily driven by lower coal revenues,

higher operating costs and income tax

paid of $147.1 million during the
year.

Investing activities
Net cash

used in

investing

activities was

$226.3 million

for the

year

ended December

31, 2024,

compared

to
$238.2 million

for the

year ended

December 31,

2023. Cash

spent on

capital expenditures

for the

year ended
December

31,

2024,

was

$248.2

million,

of

which

$83.6

million

was

related

to

the

Australian

Operations

and
$164.6 million was related to the U.S. Operations,

and $24.3 million redemption of restricted and other deposits.
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
Financing activities
Net cash provided by financing activities was $162.8 million for the year ended December 31,

2024 compared to
net cash

used in

financing activities

of $24.7

million for

the year

ended December 31,

2023. The

net cash

provided
by financing

activities for the

year ended December

31,

2024, largely

related to the

proceeds from interest

bearing
liabilities and

other financial

liabilities of

$449.9 million

partially offset

by the

repayment of

interest bearing

and
other financial liabilities of $246.7 million,

call premium paid on early redemption of debt of $9.8 million, payment of debt issuance and other financing costs of $13.9 million and dividend payment of $16.7 million.

Net cash used in financing activities was $24.7

million for the year ended December 31, 2023,

compared to cash
used

in

financing

activities

of

$784.3

million

for

the

year

ended

December

31,

2022.

The

net

cash

used

in
financing activities for the year ended December 31, 2023, largely related to dividend payments of $16.8 million, payment of debt

issuance costs

in connection with

the establishment of

the ABL Facility

of $3.4 million

and the
remainder related to repayment of other financial liabilities.

Coronado Global Resources Inc. Form 10-K December 31,

2024

Contractual Obligations
The following is a summary of our contractual obligations

at December 31, 2024:
Payments Due By Year
Less than 1 ‑

3
3 ‑

5
More than
(US$ in thousands) Total 1 Year Years Years 5 Years
Long
‑
term debt obligations (1) 40,363 9,012 7,450 7,450 16,451
9.250% Senior Secured Notes
(2)
440,954 4,349 8,698 408,698 19,209
Mineral lease commitments (3) 41,101 4,304 8,246 8,091 20,460
Lease commitments

112,916 26,980 52,643 33,293 —
Unconditional purchase obligations (4) 111,400 111,400 — — —
Take
‑
or
‑
pay contracts (5) 665,193 90,910 184,400 190,854 199,029
Total

contractual cash obligations

1,411,927 246,955 261,437 648,386 255,149
_____________________
(1)

Represents

financial

obligation

relating

to

amounts

outstanding

from

financing

equipment

purchases,
insurance premiums and financial liabilities for a sale and lease back type arrangement.
(2)

Represents

financial

obligation

outstanding

under

the

Notes.

Refer

to

Note

14.

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
This

table

does

not

include

our

estimated

Asset

Retirement

Obligations,

or

ARO.

As

discussed

in

“—Critical
Accounting

Policies

and

Estimates—Carrying

Value

of

Asset

Retirement

Obligations”

below,

the

current

and
non-current

carrying

amount

of

our

ARO

involves

several

estimates,

including

the

amount

and

timing

of

the
payments required to satisfy

these obligations. The timing

of payments is based on numerous

factors, including
projected

mine

closure

dates.

Based

on

our

assumptions,

the

carrying

amount

of

our

ARO

as

determined

in
accordance with U.S. GAAP was $164.8 million as of

December 31, 2024.
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
well

as

the

resulting

impact

to

our

Consolidated

Financial

Statements,

have

been

discussed

with

the

Audit,
Governance and Risk Committee of our Board of Directors.
See Note 2.

“Summary of Significant

Accounting Policies”

to the accompanying

audited Consolidated Financial
Statements for a summary of our significant accounting policies.

Fair Value of Non-Financial Assets
Long-Lived Assets
We

review

the

carrying

value

of

long-lived

assets

to

be

used

in

operations

annually

or

whenever

events

or
changes

in

circumstances

indicate

that

the

carrying

amount

of

the

assets

or

asset

groups

might

not

be
recoverable.

Factors that would necessitate

an impairment assessment

include a significant adverse

change in the extent

or
manner in which an asset is

used, a significant adverse change in

legal factors or the business climate

that could
affect

the

value

of

the

asset

group

or

a significant

decline

in

the

observable

market

value

of

an

asset

group,

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

Operations for the

year ended December

31, 2024. The
Company concluded

that no

impairment charges

were required

at any

of the

Company’s mining

assets for

the
years ended December 31, 2023 and 2022.
Goodwill Impairment
We had

a balance

of goodwill

of $28.0 million

recorded at

December 31,

2024, which

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

2024, we

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

operations cease. There

were no assets

that were

legally restricted for

purposes of settling

asset
retirement obligations

as of

December 31,

2024. In

addition, state

agencies monitor

compliance with

the mine
plans, including reclamation.
Asset retirement

obligations are

determined for

each mine

using various

estimates and

assumptions, including
estimates

of

disturbed

area

as

determined

from

engineering

data,

estimates

of

future

costs

to

reclaim

the
disturbed

area

and

the

timing

of

the

related

cash

flows,

escalated

for

inflation

and

discounted

using

a credit-
adjusted risk-free rate, with an equivalent amount recorded as a long-lived asset. If the Company’s assumptions
do not

materialize as

expected, the

actual cash

and

costs it

incurs could

be materially

different

than currently
estimated.

An accretion cost

is recorded each period

and the capitalized

cost is depreciated over

the useful life

of the related
asset. As reclamation work is performed or liabilities are otherwise settled,

the recorded amount of the liability is
reduced.

Coronado Global Resources Inc. Form 10-K December 31,

2024

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

our
proven and probable coal reserves.
Taxes
We are required to

estimate the amount of

tax payable or

refundable for the

current year and the

deferred income
tax liabilities and assets

for the future tax consequences

of events that have

been reflected in our

Consolidated
Financial Statements

or tax

returns for

each taxing

jurisdiction in

which we

operate. This

process requires

that
deferred tax assets

be reduced by

a valuation allowance

if it is “more

likely than not”

that some portion

or all of
the deferred tax asset will not be realized. In our

evaluation, we take into account various factors, including

the
impact of various agreements

and transactions that

we enter into, taxable

income in carryback years,

reversals
of existing taxable temporary differences and the expected

amount of future taxable income. These assumptions
required significant

judgement

about forecasts

of future

taxable income

and are

consistent with

the plans

and

Coronado Global Resources Inc. Form 10-K December 31,

2024

estimates we use to manage our underlying business. Based on these judgments we may record tax reserves or
adjustments

to

valuation

allowances

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

2024

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

Metcoal suppliers to

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

2024, we had
$23.5

million

of

outstanding

provisionally

priced

receivables

subject

to

changes

in

the

relevant

price

index.

If
prices decreased 10%,

these provisionally priced

receivables would decrease

by $2.3 million.

See Part

I, Item 1A.
“Risk Factors—Our profitability depends

upon the prices we receive for

our coal. Prices for coal

are volatile and
can fluctuate widely based upon a number of factors

beyond our control.”

Coronado Global Resources Inc. Form 10-K December 31,

2024

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
The fuel required for our operations in 2025 will be purchased under fixed-price contracts or on a spot basis.

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
As

of

December

31,

2024,

we

had

$450.3

million

of

fixed-rate

borrowings,

including

the

Notes,

and
no variable-rate borrowings outstanding.

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

$118.6

million for

the
year ended December 31, 2024.
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
Directors.

Coronado Global Resources Inc. Form 10-K December 31,

2024

As of December

31, 2024,

we had financial

assets of

$617.9 million, comprising

of cash and

cash equivalents,
trade receivables and

restricted deposits,

which are exposed

to counterparty

credit risk. These

financial assets
have been assessed under ASC 326, Financial Instruments – Credit Losses, and a provision for discounting and
credit

losses

of

$0.7

million

was

recorded

as

of

December

31,

2024.

See

Item

8.

“Financial

Statements

and
Supplementary Data—Note 7. Provision for Discounting and

Credit Losses.”

Coronado Global Resources Inc. Form 10-K December 31,

2024

ITEM 8. FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA

Page
Number
Consolidated Balance Sheets
116
Consolidated Statements of Operations and Comprehensive Income
117
Consolidated Statements of Stockholders’ Equity
118
Consolidated Statements of Cash Flows
119
Notes to Consolidated Financial Statements
120
Report of Independent Registered Public Accounting Firm

(PCAOB

ID:
0
1435
)

Coronado Global Resources Inc. Form 10-K December 31,

2024

116
Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets
Note
December 31,
2024
December 31,
2023
Current assets:
Cash and cash equivalents

$
339,625
$
339,295
Trade receivables, net
6

209,110
263,951
Inventories
8

155,743
192,279
Income tax receivable
21

—
44,906
Other current assets
9

110,275
103,609
Total

current assets

814,753
944,040
Non-current assets:
Property, plant and

equipment, net
10

1,507,130
1,506,437
Right of use asset – operating leases, net
12

90,143
80,899
Goodwill

28,008
28,008
Intangible assets, net

2,905
3,108
Restricted deposits
25

68,471
68,660
Deferred income tax assets
21

—
27,230
Other non-current assets
9

6,342
19,656
Total

assets

$
2,517,752
$
2,678,038
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
101,743
$
113,273
Accrued expenses and other current liabilities
11

206,798
312,705
Asset retirement obligations
13

15,523
15,321
Contract obligations
16

37,090
40,722
Lease liabilities
12

19,502
22,879
Interest bearing liabilities
14

1,363
—
Income tax payable
21

17,568
—
Other current financial liabilities
15

5,988
2,825
Total

current liabilities

405,575
507,725
Non-current liabilities:
Asset retirement obligations
13

149,275
148,608
Contract obligations
16

27,772
61,192
Deferred consideration liability
17

285,050
277,442
Interest bearing liabilities
14

410,944
235,343
Other financial liabilities
15

18,881
5,307
Lease liabilities
12

74,241
61,692
Deferred income tax liabilities
21

36,737
100,145
Other non-current liabilities

36,392
34,549
Total

liabilities

$
1,444,867
$
1,432,003
Common stock $
0.01

par value;
1,000,000,000

shares authorized,
167,645,373

shares issued and outstanding as of December 31, 2024 and
December 31, 2023

1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares authorized,
1
Share issued and outstanding as of December 31, 2024 and

December 31,
2023
—
—
Additional paid-in capital

1,094,560
1,094,431
Accumulated other comprehensive losses
23

(137,560)
(89,927)
Retained earnings

114,208
239,854
Total

stockholders’ equity

1,072,885
1,246,035
Total

liabilities and stockholders’ equity

$
2,517,752
$
2,678,038
See accompanying notes to consolidated financial

statements.

Coronado Global Resources Inc. Form 10-K December 31,

2024

117
Consolidated Statements of Operations and Comprehensive

Income
(In US$ thousands, except share data)
Year ended December 31,
Note 2024 2023 2022
Revenues:
Coal revenues $
2,444,862
$
2,830,689
$
3,527,626
Other revenues
62,851
59,914
43,916
Total

revenues
3
2,507,713
2,890,603
3,571,542
Costs and expenses:
Cost of coal revenues (exclusive of items shown
separately below)
1,714,987
1,731,630
1,515,585
Depreciation, depletion and amortization
187,400
160,711
167,046
Freight expenses
241,377
259,710
249,081
Stanwell rebate
116,870
136,523
165,995
Other royalties
289,678
345,882
385,065
Selling, general, and administrative expenses

36,944
84,177
42,499
Total

costs and expenses
2,587,256
2,718,633
2,525,271
Other income (expenses):
Interest expense, net
(58,856)
(56,751)
(67,632)
Loss on debt extinguishment
(14,732)
(1,385)
(5,336)
Decrease (increase) in provision for discounting and
credit losses

207
4,216
(3,821)
Other, net 4
3,734
5,764
33,795
Total

other expense, net
(69,647)
(48,156)
(42,994)
(Loss) income before tax
(149,190)
123,814
1,003,277
Income tax (expense) benefit

21
40,309
32,251
(231,574)
Net (loss) income attributable to Coronado Global
Resources Inc. $
(108,881)
$
156,065
$
771,703
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment
(47,633)
1,496
(47,195)
Total

other comprehensive (loss) income

(47,633)
1,496
(47,195)
Total

comprehensive (loss) income attributable to
Coronado Global Resources Inc.

$
(156,514)
$
157,561
$
724,508
(Loss) earnings per share of common stock
Basic
5 (c)

(0.65)
0.93
4.60
Diluted
5 (c)

(0.65)
0.93
4.60
See accompanying notes to consolidated financial

statements.

Coronado Global Resources Inc. Form 10-K December 31,

2024

118
Consolidated Statements of Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock
Additional
paid in
capital
Accumulated
other
comprehensive
losses
(Accumulated
losses) Retained
earnings
Total
stockholders'
equity Shares Amount Series A Amount
Balance December 31, 2021
167,645,373
$
1,677
1
$
—
$
1,089,547
$
(44,228)
$
30,506
$
1,077,502
Net income —
—
—
—
—
—
771,703
771,703
Other comprehensive loss —
—
—
—
—
(47,195)
—
(47,195)
Total comprehensive (loss) income —
—
—
—
—
(47,195)
771,703
724,508
Stock-based compensation for equity
classified awards —
—
—
—
2,735
—
—
2,735
Dividends —
—
—
—
—
—
(701,655)
(701,655)
Balance December 31, 2022
167,645,373
$
1,677
1
$
—
$
1,092,282
$
(91,423)
$
100,554
$
1,103,090
Net income —
—
—
—
—
—
156,065
156,065
Other comprehensive income —
—
—
—
—
1,496
—
1,496
Total comprehensive income —
—
—
—
—
1,496
156,065
157,561
Stock-based compensation for equity
classified awards —
—
—
—
2,149
—
—
2,149
Dividends —
—
—
—
—
—
(16,765)
(16,765)
Balance December 31, 2023
167,645,373
$
1,677
1
$
—
$
1,094,431
$
(89,927)
$
239,854
$
1,246,035
Net loss —
—
—
—
—
—
(108,881)
(108,881)
Other comprehensive loss —
—
—
—
—
(47,633)
—
(47,633)
Total comprehensive loss —
—
—
—
—
(47,633)
(108,881)
(156,514)
Stock-based compensation for equity
classified awards —
—
—
—
129
—
—
129
Dividends —
—
—
—
—
—
(16,765)
(16,765)
Balance December 31, 2024
167,645,373
$
1,677
1
$
—
$
1,094,560
$
(137,560)
$
114,208
$
1,072,885
See accompanying notes to consolidated financial

statements

Coronado Global Resources Inc. Form 10-K December 31,

2024

119
Consolidated Statements of Cash Flows
(In US$ thousands)
Year Ended December 31,
2024 2023 2022
Cash flows from operating activities:
Net (loss) income $
(108,881)
$
156,065
$
771,703
Adjustments to reconcile net income to cash and

cash equivalents provided
by operating activities:
Depreciation, depletion and amortization
190,923
163,862
165,503
Change in estimate of asset retirement obligation
(3,523)
(3,151)
1,543
Impairment of non-core assets
10,585
—
—
Amortization of right of use asset - operating leases
22,091
12,415
6,704
Amortization of deferred financing costs
3,989
4,300
1,933
Non-cash interest expense
34,912
30,997
31,362
Amortization of contract obligations
(31,443)
(33,026)
(36,519)
Equity-based compensation expense
129
2,149
2,735
Loss on debt extinguishment
14,732
1,385
5,336
Deferred income taxes
(39,526)
(21,338)
40,423
Reclamation of asset retirement obligations
(9,724)
(5,334)
(4,543)
(Decrease) increase in provision for discounting and

credit losses
(207)
(4,216)
3,821
Gain on translation of short-term inter-entity balances
(10,028)
—
—
Other
(694)
516
855
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables,

net
35,451
155,056
(156,818)
Inventories
27,644
(32,774)
(41,243)
Other current assets
(2,778)
(477)
(12,365)
Accounts payable
(9,366)
40,159
(27,664)
Accrued expenses and other current liabilities
(97,895)
(25,435)
84,041
Operating lease liabilities
(21,050)
(14,597)
(8,244)
Income tax payable
66,665
(164,834)
96,326
Change in other liabilities
2,033
6,560
1,754
Net cash provided by operating activities
74,039
268,282
926,643
Cash flows from investing activities:
Capital expenditures
(248,142)
(237,205)
(199,716)
Proceeds from the disposal of property, plant, and equipment
—
—
318
Purchase of restricted and other deposits
(2,462)
(27,213)
(9,761)
Redemption of restricted and other deposits
24,268
26,250
816
Net cash used in investing activities
(226,336)
(238,168)
(208,343)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other

financial liabilities
449,860
—
—
Debt issuance costs and other financing costs
(13,912)
(3,436)
—
Principal payments on interest bearing liabilities

and other financial liabilities
(246,668)
(4,361)
(81,310)
Call premiums paid on early redemption of debt
(9,768)
—
(2,557)
Principal payments on finance lease obligations
(68)
(127)
(140)
Dividends paid
(16,679)
(16,755)
(700,244)
Net cash provided by (used in) financing activities
162,765
(24,679)
(784,251)
Net increase (decrease) in cash and cash equivalents
10,468
5,435
(65,951)
Effect of exchange rate changes on cash and cash equivalents
(10,138)
(769)
(37,351)
Cash and cash equivalents at beginning of period
339,295
334,629
437,931
Cash and cash equivalents at end of period $
339,625
$
339,295
$
334,629
Supplemental disclosure of cash flow information:
Cash payments for interest $
29,727
$
28,632
$
36,728
Cash (refund) paid for taxes $
(67,842)
$
147,106
$
90,888
Restricted cash $
251
$
251
$

See accompanying notes to consolidated financial

statements

Coronado Global Resources Inc. Form 10-K December 31,

2024

120
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
1.

Description of Business, Basis of Presentation
(a)
Nature of operations
Coronado

Global

Resources Inc.

(together

with

its

subsidiaries,

the

“Company”

or

“Coronado”)

is

a

global
producer, marketer,

and exporter of a full range

of metallurgical coals, an

essential element in the production

of
steel. The Company

has a portfolio

of operating mines

and development projects

in Queensland, Australia

and
in the

states of Pennsylvania,

Virginia and West

Virginia in the

United States, or

U.S. For details

of the

Company’s
capital structure, refer to Note 5 “Capital Structure” for

further information.
(b)
Basis of Presentation
The

Consolidated

Financial

Statements

have

been

prepared

in

accordance

with

requirements

of

the

U.S.
Generally Accepted

Accounting

Principles,

or U.S.

GAAP and

are presented

in U.S.

dollars,

unless otherwise
stated.
The Consolidated Financial

Statements include the

accounts of the

Company and its

subsidiaries. The Company,
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
21

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
Company’s total coal revenues in the year ended

December 31, 2024.

Year Ended December 31,
2024 2023 2022
Tata

Steel
20%
21%
19%
JFE Steel
11%
8%
8%
For the year

ended December

31, 2024, $
1,330.4

million, or
54.6
%, of total

coal revenues,

were attributable

to
five

customers. In comparison,

for the year

ended December 31,

2023, $
1,509.1

million, or
53.3
%, of total

coal
revenues were

attributable

to
five

customers

and for

the year

ended December

31, 2022,

$
1,848.8

million,

or
52.6
%, of total

coal revenues

were attributable to
five

customers. As of

December 31, 2024,

the Company had
four

customers that

accounted for

$
119.2

million, or
56.9
%, of

accounts receivable.

As of

December 31,

2023,
the Company had
three

customers that accounted for $
152.9

million, or
57.9
%, of accounts receivable.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

121
The

following

table

presents

revenues

as

a

percent

of

total

revenue

from

external

customers

by

geographic
region:

Year Ended December 31,
2024 2023 2022
Asia
59%
50%
46%
North America
14%
11%
12%
South America
8%
8%
8%
Europe
7%
6%
11%
Australia
3%
4%
4%
Brokered sales
9%
21%
19%
Total
100%
100%
100%
The Company uses shipping destination as the

basis for attributing revenue to individual

countries. The transfer
of title on

brokered transactions

may occur at

a point that

does not reflect

the end usage

point, therefore

these
sales are reflected as exports and classified as brokerage sales.
Concentration of labor
Out

of

the

Company’s

total

employees,
10.1
%

as

of

December

31,

2024,
are

subject

to

the

Curragh

Mine
Enterprise

Agreement

2023.

This

agreement

covers

work

carried out

by permanent,

full-time,

temporary,

and
casual coal mining

employees engaged

by Curragh

to fulfill

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
2.

Summary of Significant Accounting Policies
(a)

Newly Adopted Accounting Standards
Accounting Standards

Update, or

ASU, No. 2023-07

“Segment Reporting”

(Topic

280)
: In November

2023, the
FASB

issued

ASU

2023-07,

which

intended

to

improve

reportable

segment

disclosure

requirements

through
enhanced

disclosures

of

significant

segment

expenses.

The

guidance

was

effective

and

implemented

in

the
Company’s consolidated financial statements for the

year ended December 31, 2024.

The updated standard

impacted only the

financial statement disclosures with

no impact on

the Company’s results
of operation, cash flows and financial position.

Such new disclosures are included in Note 3 “Segment Information”.

(b)

Accounting Standards Not Yet

Implemented
ASU 2023-09

“Income Taxes”

(Topic

740)
: In

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

122
ASU 2024-03

“Income Statement

– Reporting

Comprehensive Income

– Expense

Disaggregation Disclosures”
(Subtopic 220-40)
: Disaggregation of Income

Statement Expenses. In

November 2024, the

FASB

issued 2024-
03, which require disclosure, in

the notes to financial statements, of

specified information about certain costs and
expenses. The amendments aim to improve financial reporting by requiring that public business entities disclose additional information about

specific expense categories

in the notes

to financial statements

at interim

and annual
reporting periods. The

updated standard is

effective for

annual reporting periods

beginning after December

15,
2026,

and

interim

reporting

periods

beginning

after

December

15,

2027.

Early

adoption

is

permitted.

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
Functional

currency

is

determined

by

the

primary

economic

environment

in

which

an

entity

operates.

The
functional currency of

the Company

and its subsidiaries

is the US$,

with the exception

of two foreign

operating
subsidiaries, Coronado Curragh Pty Ltd, or Curragh, and its immediate parent, Coronado Australia Holdings Pty
Ltd, or CAH,

whose functional

currency is

the Australian

dollar,

or A$, since

Curragh’s predominant

sources of
operating expenses are denominated in that currency.
Assets and liabilities

are translated at

the year-end exchange

rate and items

in the statement

of operations are
translated at average rates with gains and losses from

translation recorded in other comprehensive losses.
Foreign Currency Transactions
Monetary

assets

and

liabilities

are

remeasured

at

year-end

exchange

rates

while

non-monetary

items

are
remeasured at historical rates.

Gains and

losses

from foreign

currency

remeasurement

related

to Curragh’s

US$ receivables

are included

in
coal revenues.

All other

gains

and losses

from foreign

currency

remeasurement

and foreign

currency

forward
contracts

are

included

in

“Other,

net”,

with

exception

of

foreign

currency

gains

or

losses

on

long-term
intercompany

loan

balances

which

are classified

within

“Accumulated

other

comprehensive

losses.”

The

total
aggregate impact of foreign currency

transaction gains or losses on the

Consolidated Statements of Operations
and Comprehensive

Income was

a net gain

of $
21.6

million, $
2.5

million and $
47.6

million for the

years ended
December 31,

2024,

2023 and

2022, respectively.

The total

impact of

foreign currency

transactions related

to
US$ coal

sales in

Australia (included

in the

total above)

was a

net gain

of $
8.4

million, net

loss of

$
1.0

million
and net gain of $
15.0

million for the years ended December 31, 2024, 2023 and

2022, respectively.
(e)

Cash and Cash Equivalents
Cash and cash

equivalents include cash

at bank and

short-term highly liquid investments

with an original

maturity
date

of

three

months

or

less.

The

Company

had

$
221.4

million

and

$
130.0

million

of

short-term

highly

liquid
investments classified as cash equivalents for the years

ended December 31, 2024 and 2023, respectively.
“Cash

and

cash

equivalents”,

as disclosed

in

the

accompanying

Consolidated

Balance

Sheets,

includes

$
0.3
million of restricted cash at December 31, 2024 and

2023.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

123
(f)

Trade Accounts Receivables
Trade accounts receivables represent

customer obligation that

is derived

from revenue recognized

from contracts
with customers. The Company extends trade credit to its customers in the ordinary course of business based on an evaluation of the individual customer’s financial

condition.

Trade receivables are initially recorded at fair value
and subsequently at amortized cost, less any Expected

Credit Losses, or ECL.

The Company

determines

ECL on

a forward

-looking

basis

for the

expected

lifetime

losses

on trade

accounts
receivable.

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
of

collection,

at

the

reporting

date,

modified

for

credit

enhancements

such

as

letters

of

credit

obtained.
To
measure ECL,

trade receivables

have been

grouped

based on

shared credit

risk characteristics

and the

days
past due.

The amount of credit

loss is recognized in

the Consolidated Statements

of Operations and Other Comprehensive
Income within “Provision for discounting and credit losses.” The Company writes off a financial asset when there is information indicating there is no realistic prospect of recovery of the asset from the counterparty. Subsequent recoveries of amounts

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

124
Impairment of long-lived assets
Long-lived

assets,

such

as

property,

plant,

and

equipment,

and

purchased

intangible

assets

subject

to
amortization,

are

reviewed

for

impairment

whenever

events

or

changes

in

circumstances

indicate

that

the
carrying amount of an

asset may not be

recoverable. If circumstances

require a long-lived asset

or asset group
be

tested

for

possible

impairment,

the

Company

first

compares

undiscounted

cash

flows

expected

to

be
generated by

that asset

or asset

group to

its carrying

amount. If

the carrying

amount of

the long-lived

asset or
asset group

is not

recoverable on

an undiscounted

cash flow

basis, an

impairment is

recognized to

the extent
that the

carrying amount

exceeds its

fair value.

Fair value

is determined

through

various valuation

techniques
including

discounted

cash

flow

models,

quoted

market

values

and

third-party

independent

appraisals,

as
considered necessary.

In circumstances where

the Company intends

to sell a

long-lived or asset

group, that did

not satisfy the

criteria
to be

classified

as

held-for-sale,

an

impairment

charge

is recorded

when

the

carrying

amount

of the

disposal
group exceeds its estimated fair value, less costs to sell.
The Company recognized

an impairment charge of

$
10.6

million against property,

plant and equipment relating
to a long-standing

non-core idled asset

within the U.S.

Operations for the

year ended December

31, 2024. The
Company concluded

that
no

impairment charges

were required

at any

of the

Company’s mining

assets for

the
years ended December 31, 2023 and 2022.
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

2024 and

2023.
Based upon the

Company’s qualitative

assessment, it

is more likely

than not that

the fair value

of the reporting
unit is greater

than its carrying amount

at December 31, 2024 and

2023. As a

result,
no

impairment was required,
and the balance

of goodwill at

both December 31, 2024 and

2023 was $
28.0

million. The Company has

not noted
any indicators of impairment since the acquisition date.

Goodwill is not

amortized but is reviewed

for impairment annually or

when circumstances or other

events indicate
that impairment may have occurred. The Company follows the

guidance in Accounting Standards Update 2017-
04

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
(i)

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

2024

125
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
(j)

Borrowing costs
Borrowing costs are

recognized as an

expense when they

are incurred, except

for interest charges

attributable
to major projects with substantial development and construction phases which are capitalized as part of the cost
of the asset. There was
no

interest capitalized during the years ended December

31, 2024 and 2023.
(k)

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
Finance leases
Right of Use, or ROU, assets

related to finance leases are presented

in “Property,

plant and equipment, net” on
the Consolidated Balance

Sheets. Lease

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

assets –

operating leases,

net” on

the
Consolidated

Balance

Sheets.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

126
(l)

Royalties
Lease rights

to coal

lands are

often acquired

in exchange

for royalty

payments. For

our Australian

Operations,
royalties

are

payable

monthly

as

a

percentage

of

the

gross

realization

from

the

sale

of

the

coal

mined

using
surface mining methods

and underground methods.

At our U.S. Operations,

royalties are payable

monthly as a
percentage

of

the

gross

realization

for

coal

produced

using

underground

mining

methods.

Advance

mining
royalties are advance

payments made to

lessors under terms

of mineral lease

agreements that

are recoupable
against

future

production.

The

Company

had

advance

mining

royalties

of

$
9.8

million

and

$
8.9

million
respectively, included

in “Other current assets” as of December 31, 2024

and 2023.
(m) Stanwell Rebate
The Stanwell rebate relates to

a contractual arrangement entered into

by the Company and

Stanwell Corporation
Limited, a State

of Queensland

owned electricity

generator, which

requires payment

of a rebate

for export coal
sold from some of Curragh’s

mining tenements. The rebate obligation is

accounted for as an executory

contract
and the expense is recognized as incurred.
(n)

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
Revenue

is

recognized

at

a

point

in

time

and

therefore

there

were
no

unsatisfied

and/or

partially

satisfied
performance obligations at December 31, 2024 and 2023.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

127
Shipping and Handling
For Free

on Rail

sales, the

Company accounts

for shipping

and handling

activities as

a separate

performance
obligation after

the customer

obtains control

of the

good. In

this instance,

shipping and

handling costs

paid to
third

party

carriers

and

invoiced

to

coal

customers

are

recorded

as

freight

expense

and

other

revenues,
respectively.
(o)

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

There were
no

derivative contracts outstanding December 31, 2024 and

2023.
(p)

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

The Australian entities are

treated as a branch for

U.S. tax purposes and

all
income flows through the ultimate parent (the Company).
(q)

Fair Value Measurements
The Company utilizes valuation

techniques that maximize

the use of observable inputs

and minimize the use of
unobservable

inputs

to

the

extent

possible.

The

Company

determines

fair

value

based

on

assumptions

that
market

participants

would

use

in

pricing

an

asset

or

liability

in

the

principal

or

most

relevant

market.

When
considering

market

participant

assumptions

in

fair

value

measurements,

the

Company

distinguishes

between
observable and unobservable inputs, which are categorized

in one of three levels of inputs.
Refer to Note 22.

“Fair Value

Measurement” for detailed information related to the

Company’s fair value policies
and disclosures.
(r)

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

2024

128
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

Note 20.

“Stock-Based Compensation”
for detailed

information related

to the

Company’s

stock-based
compensation plans.
(
s)

(Loss) earnings per Share
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
(t)

Deferred Debt Issuance Costs
The Company capitalizes costs

incurred in connection with new

borrowings, the establishment or

enhancement
of credit

facilities

and the

issuance

of debt

securities.

These costs

are amortized

as an

adjustment to

interest
expense over the

life of the

borrowing or term

of the credit

facility using the

effective interest

method. Deferred
debt issuance costs related to a recognized liability

are presented in the balance sheet as a

direct reduction from
the carrying amount of that liability whereas debt issuance costs related to a credit facility are shown as an asset
and amortized

over the

life of

the facility

on a

straight-line basis

and included

in “Interest

expense, net”

in the
Company’s Consolidated Statements of Operations

and Comprehensive Income.

For

information

on

the

unamortized

balance

of

deferred

debt

issuance

costs

related

to

outstanding

debt,

see
Note 14. “Interest Bearing Liabilities”.
3.

Segment Information
The Company has

a portfolio of operating

mines and development

projects in Queensland,

Australia and in the
states of

Pennsylvania,

Virginia

and West

Virginia

in the

U.S. The

Australian Operations

comprise the

100%-
owned

Curragh

producing

mine

complex.

The

U.S.

Operations

comprise
two

100%-owned

producing

mine
complexes (Buchanan and Logan) and
two

development properties (Mon Valley

and Russell County).

The

Company

operates

its

business

along
two

reportable

segments:

Australia

and

United

States.

The
organization

of

the
two

reportable

segments

reflects

how

Coronado’s

Chief

Executive

Officer

who

is

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

129
Reportable segment results for the years ended December 31,

2024, 2023 and 2022 are presented below:

(US$ thousands) Australia United States
Other and
Corporate Total
Year ended December 31,

2024
Total

revenues
$
1,594,981
$
912,732
$
—
$
2,507,713
Less:
Mining costs

(1)
(1,054,066)
(629,242)
—
(1,683,308)
Other operating costs (1)
(538,365)
(141,239)
—
(679,604)
Total

operating costs
(1,592,431)
(770,481)
—
(2,362,912)
Other and unallocated items
(2)
851
4,982
(35,494)
(29,661)
Segment adjusted EBITDA
3,401
147,233
(35,494)
115,140
Total

assets
1,213,903
1,048,117
255,732
2,517,752
Capital expenditures
89,343
156,401
4,127
249,871
Year ended December 31,

2023
Total

revenues
$
1,681,522
$
1,209,081
$
—
$
2,890,603
Less:
Mining costs

(1)
(1,058,598)
(610,925)
—
(1,669,523)
Other operating costs
(1)
(621,356)
(182,866)
—
(804,222)
Total

operating costs
(1,679,954)
(793,791)
—
(2,473,745)
Other and unallocated items (2)
680
5,803
(41,629)
(35,146)
Segment adjusted EBITDA
2,249
421,093
(41,629)
381,713
Total

assets
1,322,610
1,010,199
345,229
2,678,038
Capital expenditures
55,412
171,686
660
227,758
Year ended December 31,

2022
Total

revenues
$
2,116,555
$
1,454,987
$
—
$
3,571,542
Less:
Mining costs

(1)
(864,616)
(531,812)
—
(1,396,428)
Other operating costs (1)
(711,170)
(208,128)
—
(919,298)
Total

operating costs
(1,575,786)
(739,940)
—
(2,315,726)
Other and unallocated items (2)
439
1,614
(42,245)
(40,192)
Segment adjusted EBITDA
541,208
716,661
(42,245)
1,215,624
Total

assets
1,353,424
1,013,359
183,144
2,549,927
Capital expenditures
89,001
95,769
587
185,357
(1)
The significant expense category and amount aligns

with the segment-level information that is regularly

provided to the CODM
.
(2)
Other and unallocated items for other and corporate includes selling, general and administrative expenses.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

130
The

reconciliation

of

net

income

attributable

to

the

Company

to

the

Adjusted

EBITDA

for

the

years

ended
December 31, 2024, 2023 and 2022 are as follows:

Year Ended December 31,
(US$ thousands) 2024 2023 2022
Consolidated Adjusted EBITDA $
115,140
$
381,713
$
1,215,624
Depreciation, depletion and amortization
(187,400)
(160,711)
(167,046)
Interest expense, net
(1)
(58,856)
(56,751)
(67,632)
Other foreign exchange gains
(2)
12,339
2,899
32,259
Loss on debt extinguishment
(14,732)
(1,385)
(5,336)
Uncertain stamp duty position (3)
—
(41,321)
—
Impairment of non-core assets
(4)
(10,585)
—
—
Restructuring costs
(5)
(729)
—
—
Losses on idled assets
(6)
(4,574)
(4,846)
(771)
Decrease (increase) in provision for discounting

and credit losses
207
4,216
(3,821)
Net (loss) income before tax $
(149,190)
$
123,814
$
1,003,277
Income tax benefit (expense)

40,309
32,251
(231,574)
Net (loss) income $
(108,881)
$
156,065
$
771,703
(1) Includes interest income of $
15.4

million, $
7.6

million, and $
1.5

million for the years ended December 31, 2024,

2023, 2022, respectively.
(2)
Refer to Note 4. “Other, net” for further discussion.
(3)

Relates to stamp duty on Curragh’s acquisition.

Refer to Note 25. “Contingencies” for further

discussion.

(4)

During the year ended December 31, 2024, the

Company recognized an impairment charge of

$
10.6

million against property, plant and equipment
relating to a long-standing non-core idled asset within the U.S. Operations.

This impairment charge was recognized based on a conditional purchase
offer received and

accepted by

the Company and

is included in

“Other, net” on

the Consolidated

Statement of

Operations and

Comprehensive Income.
At December 31, 2024, satisfaction

of conditions precedent and

completion of the sale remained

uncertain and as such this

idled asset was classified
as held and used. On January 14, 2025, all

substantive conditions were satisfied, and

the sale of this long-standing non-core asset

was completed.

(5) During the year ended December 31, 2024, a restructuring and cost transformation initiative commenced at the Australian Operations to focus on repositioning the Company’s efforts to align its cost

structures and optimize its operations.
(6)
These losses relate to care and maintenance

costs of an idled non-core asset that was

sold on January 14, 2025.
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed on

the Consolidated

Statements of

Cash Flows

for the

years ended

December

31, 2024,

2023 and
2022 are as follows:

Year ended December 31,
(US$ thousands) 2024 2023 2022
Capital expenditures per Consolidated Statement of

Cash Flows $
248,142
$
237,205
$
199,716
Net movement in accruals for capital expenditures
12,497
(453)
3,768
Net movement in deposits to acquire long lead capital

(10,768)
(8,994)
(18,127)
Capital expenditures per segment detail $
249,871
$
227,758
$
185,357
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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

131

Year ended December 31, 2024
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,472,477
$
854,587
$
2,327,064
Thermal coal
87,798
30,000
117,798
Total

coal revenue
1,560,275
884,587
2,444,862
Other
(1)(2)
34,706
28,145
62,851
Total
$
1,594,981
$
912,732
$
2,507,713

Year ended December 31, 2023
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,557,471
$
1,031,012
$
2,588,483
Thermal coal
88,281
153,925
242,206
Total

coal revenue
1,645,752
1,184,937
2,830,689
Other (1)(2)
35,770
24,144
59,914
Total
$
1,681,522
$
1,209,081
$
2,890,603

Year ended December 31, 2022
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,968,173
$
1,394,880
$
3,363,053
Thermal coal
110,345
54,228
164,573
Total

coal revenue
2,078,518
1,449,108
3,527,626
Other
(1)
38,037
5,879
43,916
Total
$
2,116,555
$
1,454,987
$
3,571,542
(1)
Included

in

Other

revenue

for

Australian

Operation

is

the

amortization

of

Stanwell

non-market coal

supply

agreement

liability

recognized on
acquisition of Curragh. See further discussion

in Note 16 “Contract Obligations”.
(2)
Other revenue

for the

U.S. segment

includes $
25.0

million, $
17.5

million and
nil

for the

years ended

December 31,

2024, 2023

and 2022,

respectively,
relating to termination fee revenue from

coal sales contracts cancelled at the U.S. Operations.
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
•

The United States

reportable segment

includes the Buchanan

and Logan coal

mine facilities located

in
Virginia and West Virginia

in the United States. It produces high, mid and low volatility hard coking coal.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

132
4.

Other, net
Other, net consists of the following:

Year ended December 31,

(US$ thousands) 2024 2023 2022
Other foreign exchange gains
(1)
$
12,339
$
2,899
$
32,259
Impairment of non-core assets
(10,585)
—
—
Restructuring costs
(729)
—
—
Other income
2,709
2,865
1,536
Total

Other, net
$
3,734
$
5,764
$
33,795
(1)

Other foreign exchange gains

primarily relates to gains and

losses recognized on

the translation of short-term inter-entity

balances between certain
entities within the Group that are denominated

in currencies other than their respective

functional currencies.
5.

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

Year Ended December 31,

2024 2023 2022
Shares outstanding at the beginning of the year
167,645,373
167,645,373
167,645,373
Shares issued during the year
-
-
-
Share outstanding at end of the year
167,645,373
167,645,373
167,645,373
A portion of the

Company’s common

stock is publicly

traded on the ASX

under the ticker

“CRN,” in the

form of
CHESS Depositary Interests,

or CDIs. CDIs are units of beneficial ownership in shares of common stock held by
CHESS Depositary Nominees Pty Limited, or CDN,

a wholly-owned subsidiary of ASX Limited,

the company that
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

2024,
831,392,331

CDIs (representing beneficial

interest in
83,139,233

shares of common
stock) were owned by investors in the form of CDIs publicly

traded on the ASX.
Coronado Group LLC
As

of

December

31,

2024,

Coronado

Group

LLC,

the

Company’s

controlling

stockholder,

beneficially

owns
845,061,399

CDIs (representing a beneficial interest

in
84,506,140

shares of common stock) representing
50.4
%
of

the

total
1,676,453,730

CDIs

(representing

a

beneficial

interest

in
167,645,373

shares

of

common

stock)
outstanding.

Refer to Note 20 “Stock-Based Compensation” for

options to purchase common stock issued

and outstanding as
of December 31, 2024 and 2023.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

133
Preferred Stock
Coronado Group

LLC holds

one share

of preferred

stock

Series A.

The holder

of Series

A Preferred

Stock

is
permitted

to

nominate

and

elect

members

of

the

Company’s

Board

of

Directors

in

relation

to

the

level

of

the
holder’s

aggregate

beneficial

ownership

of

shares

of

the

Company’s

common

stock.

The

Series

A

Preferred
Share

is

not

entitled

to

dividends

and

is

non-transferable.

The

Series

A

Preferred

Share

has

a

liquidation
preference of $
1.00
.
(b)

Dividends
The dividend

policy

and

the

payment

of future

cash

dividends

are subject

to

the

discretion

of the

Company’s
Board of Directors.
During the year ended December 31, 2024, the Company

declared:
•

Dividends of $
8.4

million, or $
0.005

per CDI ($
0.05

per share of common stock),

on February 19, 2024;
and
•

Dividends of $
8.4

million, or $
0.005

per CDI ($
0.05

per share of common stock), on August 5, 2024.

For

the

year

ended

December

31,

2024,

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

For

the

year

ended

December

31,

2023,

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
For

the year

ended December

31, 2022,

the

Company

paid a

total of

$
700.2

million

to stockholders

and CDI
holders on the ASX, net of

$
1.4

million foreign exchange gain on

payment to certain CDI holders

that elected to
be paid in Australian dollars,

in relation to the above declared dividends.

For dividends declared or paid after December 31, 2024,

refer to Note 27 “Subsequent Events”.
(c)

(Loss) Earnings per Share
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

2024

134
Basic and diluted earnings per share was calculated as

follows (in thousands, except per share data):

Year ended December 31,
(US$ thousands, except per share data) 2024 2023 2022
Numerator:
Net (loss) income attributable to Company stockholders $
(108,881)
$
156,065
$
771,703
Denominator (in thousands):
Weighted-average shares of common stock outstanding
167,645
167,645
167,645
Effects of dilutive shares
—
421
201
Weighted average diluted shares of common stock

outstanding
167,645
168,066
167,846
(Loss) Earnings Per Share (US$):
Basic
(0.65)
0.93
4.60
Dilutive
(0.65)
0.93
4.60
6. Trade Receivables, net
The Company

extends trade

credit to

its customers

in the

ordinary course

of business.

Trade

receivables are
recorded initially at fair value and subsequently at amortized cost, less any ECL.

December 31,
(US$ thousands) 2024 2023
Trade receivables $
209,289
$
264,218
Provision for discounting and credit losses (Note 7)
(179)
(267)
Trade receivables, net $
209,110
$
263,951
7. Provision for Discounting and Credit Losses
The following

table provides

the reconciliation

of the

allowance for

credit losses

that is

deducted from

financial
assets to present the net amount expected to be collected:

(US$ thousands)
Trade
receivables
Other
Assets Total
As at January 1, 2023 $
4,511
$
566
$
5,077
Change in estimates during the period
(4,244)
28
(4,216)
As of December 31, 2023
267
594
861
Change in estimates during the period
(88)
(119)
(207)
As of December 31, 2024 $
179
$
475
$
654
8. Inventories

December 31,
(US$ thousands) 2024 2023
Raw coal $
60,874
$
55,998
Saleable coal
32,633
81,314
Total

coal inventories
93,507
137,312
Supplies inventory
62,236
54,967
Total

inventories
$
155,743
$
192,279
Coal inventories measured at its net realizable value were

$
3.3

million and $
2.4

million at December 31, 2024
and 2023, respectively,

and primarily relates to coal designated for deliveries under the Stanwell below market
coal supply agreement, or CSA. See further discussion

in Note 16. “Contract Obligations”.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

135
9.

Other Assets

December 31,
(US$ thousands) 2024 2023
Other current assets:

Prepayments
$
40,465
$
34,175

Long service leave receivable
7,193
8,438

Tax

credits receivable
4,004
3,265

Deposits to acquire mining equipment
37,888
18,935

Short-term deposits
—
21,906

Other
20,725
16,890
Total

other current assets
$
110,275
$
103,609
Other non-current assets:

Favorable mineral leases
$
3,285
$
3,310

Deferred debt issue costs

1,527
2,672

Long service leave receivable
1,530
1,485

Tax

credits receivable
—
4,004

Deposits to acquire long lead mining equipment
—
8,185
Total

other non-current assets
$
6,342
$
19,656
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
Deposits to acquire mining equipment

are advance payments made for

the purchase of future mining

equipment,
some of which relate to mining equipment expected to

be delivered beyond the next twelve months.

Short-term deposits were term deposits held with financial institutions with maturity greater than ninety days and less than twelve months and that did not meet the cash and

cash equivalents criteria.
The favorable mineral leases were recognized on acquisition of certain U.S. assets that are amortized based on
the

coal

tonnage

removed

from

the

lease

property

relative

to

the

total

estimated

acquired

reserves

on

that
property.

The deferred debt issue costs as of December 31, 2024 and

December 31, 2023, are unamortized costs relating
to the

establishment of

the senior

secured asset-based

revolving credit facilities

(refer to

Note 14

“Interest Bearing
Liabilities” for further

description of these

facilities). The deferred

debt issue costs

are amortized over

the life of
the

facility

on

a

straight-line

basis

and

included

in

“Interest

expense,

net”

in

the

Company’s

Consolidated
Statements of Operations and Comprehensive Income
.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

136
10.

Property, Plant and

Equipment
The following

table indicates

the carrying

amount of

each of

the major

classes of

the Company’s

consolidated
depreciable assets:

December 31,

(US$ thousands) 2024 2023
Land $
28,130
$
28,282
Buildings and improvements
123,662
102,642
Plant, machinery, mining

equipment and transportation vehicles
1,259,620
1,189,088
Mineral rights and reserves
379,065
389,868
Office and computer equipment
9,654
9,771
Mine development
550,110
579,717
Asset retirement obligation asset
90,318
88,384
Construction in progress
190,124
143,041
Total

cost of property,

plant and equipment
2,630,683
2,530,793
Less accumulated depreciation, depletion and amortization
1,123,553
1,024,356
Property, plant and

equipment, net
$
1,507,130
$
1,506,437
The amount of depreciation and amortization expense

for property, plant

and equipment for the years ended
December 31, 2024, 2023 and 2022 was $
175.4

million, $
152.4

million and $
155.8

million, respectively.
11.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

December 31,
(US$ thousands) 2024 2023
Wages and employee benefits $
39,457
$
42,348
Taxes

other than income taxes
6,062
6,728
Accrued royalties
36,111
45,770
Accrued freight costs
33,071
47,549
Accrued mining fees
84,538
89,622
Acquisition related accruals
—
53,700
Other liabilities
7,559
26,988

Total

accrued expenses and other current liabilities
$
206,798
$
312,705
Acquisition related accruals

of $
53.7

million (A$
79.0

million) as at December

31, 2023, related to

the remaining
estimated stamp duty payable on the Curragh acquisition. On March 6, 2024, the Company paid the outstanding assessed

stamp

duty

and

tax

interest

to

the

Queensland

Revenue

Office,

or

QRO.

Refer

to

Note

25
“Contingencies” for further details.
12. Leases
During the year ended December 31,

2024, the Company entered into a

number of agreements to lease

mining
equipment.

Based

on

the

Company’s

assessment

of

terms

within

these

agreements,

the

Company

classified
these leases as

operating leases. On

mobilization of th

ese leased mining

equipment, the Company

recognized
ROU assets and operating lease liabilities of $
44.2

million.

On April 1,

2024, the Company

extinguished
one

of its mining

services contracts for

mining and equipment

assets
used to provide mining

services. On extinguishment,

ROU assets of $
11.3

million and operating

lease liabilities
of $
12.1

million were derecognized.
On September 1, 2024,

the Company modified
one

of its mining equipment

lease contracts to

extend the lease
term. Upon modification,

the Company recognized

additional ROU assets

and operating lease

liabilities of $
6.4
million.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

137
As of December

31, 2024,

there are additional

operating leases

of mining

equipment, which have

not yet been
mobilized, that

have

a present

value

of minimum

lease

payments of

$
9.9

million.

These operating

leases

are
expected to commence within the next
12

months with lease terms of not more than
five years
.
Information related to Company’s right-of use

assets and related lease liabilities are as follows:

Year ended December 31,
(US$ thousands) 2024 2023
Operating lease costs $
28,619
$
17,013
Cash paid for operating lease liabilities
21,050
14,597
Finance lease costs:
Amortization of right of use assets
73
133
Interest on lease liabilities
2
11
Total

finance lease costs
$
75
$
144

December 31,
(US$ thousands) 2024 2023
Assets:
Operating leases
Right of use asset – operating leases, net $
90,143
$
80,899
Finance leases
Property and equipment
—
371
Accumulated depreciation
—
(309)
Property and equipment, net
—
62
Current operating lease obligations
19,502
22,811
Non-current operating lease obligations
74,241
61,692
Total

Operating lease liabilities
93,743
84,503
Liabilities:
Current finance lease obligations
—
68
Total

Finance lease liabilities
—
68
Current lease obligations
19,502
22,879
Non-current lease obligations
74,241
61,692
Total

lease obligations
$
93,743
$
84,571

December 31,
2024 2023
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
-
0.5
Weighted average remaining lease term – operating

leases
4.3
3.7
Weighted Average Discount

Rate
Weighted discount rate – finance lease
-
7.6%
Weighted discount rate – operating lease
9.3%
9.0%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

138
The Company’s leases

have remaining lease

terms of
one year

to
four years
, some of which

include options to
extend the terms where

the Company deems

it is reasonably certain

the options will be

exercised. Maturities of
lease liabilities as at December 31, 2024, are as follows:

(US$ thousands)
Operating
Lease
Year ending

December 31,
2025 $
26,980
2026
26,801
2027
25,842
2028
23,292
2029
10,001
Total

lease payments
112,916
Less imputed interest
(19,173)
Total

lease liability
$
93,743
13.

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

2024 and 2023.

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
Changes in

the asset

retirement obligations

for the

years ended

December 31,

2024 and

December 31,

2023
were as follows:

(US$ thousands)
December 31,
2024
December 31,
2023
Total

asset retirement obligations at beginning of the year
$
163,929
$
138,490
ARO liability additions - new disturbances
1,997
9,923
Accretion
15,324
11,252
Reclamation performed in the year
(9,724)
(5,334)
Reclass of asset held for sale
—
11,115
Change in estimate recorded to operations
(3,523)
(3,151)
Change in estimate recorded to assets
5,937
682
Foreign currency translation adjustment
(9,142)
952
Total

asset retirement obligations at end of the year
164,798
163,929
Less current portion
(15,523)
(15,321)
Asset retirement obligation, excluding current portion $
149,275
$
148,608

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

139
14. Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at December 31, 2024:

(US$ thousands)
December 31,
2024
December 31,
2023
Weighted Average
Interest Rate at
December 31, 2024
Final
Maturity
10.75
0% Senior Secured Notes
$
—
$
242,326
12.14
%
(2)
2026
9.25
0% Senior Secured Notes
400,000
—
9.99
%
(2)
2029
ABL Facility
—
—
Loan - Curragh Housing Transaction
24,472
—
14.14
%
(2)
2034
Discount and debt issuance costs (1)
(12,165)
(6,983)
Total

interest bearing liabilities
412,307
235,343
Less: current portion
(1,363)
—
Non-current interest-bearing liabilities $
410,944
$
235,343
(1)
Relates to discount and

debt issuance costs in

connection with the 2029

Notes, 2026 Notes and

Curragh Housing Transaction (as defined
below). Deferred debt

issuance costs incurred

in connection with

the establishment of

the ABL Facility

have been included

within "Other non-
current assets" in the Consolidated Balance Sheets.
(2)

Represent the

effective interest

rate. The

effective interest

is higher

than the

implied interest

rate as

it incorporates

the effect

of debt
issuance costs and discount, where applicable.

10.750% Senior Secured Notes due in 2026
On October 2,

2024, the Company

completed a refinancing

initiative (as explained

below) and redeemed

in full
all

of

the

outstanding
10.750
%

Senior

Secured

Notes

due

2026,

or

the

2026

Notes,

of

$
242.3

million.

The
redemption price of the 2026 Notes

was $
252.1

million, equivalent to
104.03
% of the aggregate principal amount
thereof,

plus

accrued

and

unpaid

interest,

to,

but

excluding

the

repurchase

date.

In

connection

with

the
extinguishment of the 2026 Notes, the Company recognized

$
14.7

million loss on early extinguishment of debt.

9.250% Senior Secured Notes due in 2029
On

October

2,

2024,

the

Company,

entered

into

an

indenture,

among

Coronado

Finance

Pty

Ltd,

as

issuer,
Coronado

Global

Resources

Inc,

as

guarantor,

the

subsidiaries

of

Coronado

Global

Resources

Inc,

named
therein, as

additional

guarantors,

Wilmington

Trust,

National Association,

as trustee

and priority

lien collateral
trustee, or

the Indenture,

relating to

the issuance

by the

Issuer of

$
400.0

million aggregate

principal amount

of
9.250
% Senior Secured Notes due 2029, or the 2029 Notes.

The 2029 Notes were issued at par and bear interest at a rate of
9.250
% per annum. Interest on the 2029 Notes
is payable semi-annually in arrears on

April 1 and October 1 of each year,

commencing April 1, 2025. The 2029
Notes mature on October 1, 2029 and are senior secured

obligations of the Issuer.

The

2029

Notes

are

guaranteed

on

a

senior

secured

basis

by

the

Company

and

certain

of

the

Company’s
subsidiaries that guarantee or

is a borrower

under the Company’s ABL

Facility (as defined below)

or certain other
debt and secured by (i) a

first-priority lien on substantially

all of the assets of

the Company and each

Guarantor
(other

than

accounts

receivable

and

certain

other

rights

to

payment,

inventory,

certain

investment

property,
certain general

intangibles and

commercial tort

claims, deposit

accounts, securities

accounts and other

related
assets, chattel paper,

letter of credit rights, certain

insurance proceeds, intercompany

indebtedness and certain
other assets related to the

foregoing and proceeds and

products of each of the

foregoing (collectively,

the “ABL
Priority Collateral”))

and (ii) a

second-priority lien

on the

ABL Priority

Collateral, which

is junior

to a

first-priority
lien for the

benefit of the

lenders and other

creditors under

the Company’s

asset-based revolving

credit facility,
dated as of May 8, 2023, in each case, subject to certain

exceptions and permitted liens.
The Company

used the

net proceeds

from the

2029 Notes

to redeem

all of

the Company’s

2026 Notes

and to
pay related fees and expenses in connection with the offering of the 2029 Notes and the redemption of the 2026
Notes, and the Company intends to use the remaining

net proceeds for general corporate purposes.
The terms

of the

2029 Notes

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

140
Upon the occurrence of a “Change of Control Triggering Event”, as defined in the Indenture as the occurrence of
Change of Control or Rating Decline, the Issuer is required to offer to repurchase the 2029 Notes at
101
% of the
aggregate principal

amount thereof,

plus accrued

and unpaid

interest, if

any,

to, but

excluding, the

repurchase
date. The Issuer also has the right

to redeem the 2029 Notes at
101
% of the aggregate principal amount thereof,
plus accrued

and unpaid

interest,

if any,

to, but

excluding,

the repurchase

date,

following the

occurrence

of a
Change of

Control Triggering Event, provided

that the Issuer

redeems at least
90
% of

the 2029 Notes

outstanding
prior to

such Change of

Control Triggering Event.

Upon the

occurrence of

certain changes in

tax law

(as described
in the

Indenture), the

Issuer may redeem

all of

the 2029 Notes

at a

redemption price equal

to
100
% of

the principal
amount

of

the

2029

Notes

to

be

redeemed

plus

accrued

and

unpaid

interest,

if

any,

to,

but

excluding,

the
redemption date.

The Issuer may redeem any of the 2029 Notes beginning on October 1, 2026. The initial redemption price of the
2029 Notes is
104.625
% of their principal amount, plus accrued and unpaid

interest, if any,

to, but excluding the
redemption

date.

The

redemption

price

will

decline

each

year

after October

1,

2026, and

will

be
100
% of

the
principal amount of the 2029 Notes, plus accrued and unpaid interest, beginning on October 1, 2028. The Issuer may also redeem

up to
40
% of the

aggregate principal amount

the 2029 Notes

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

2029 Notes (calculated after

giving effect to any

issuance
of

additional

2029

Notes)

with

the

net

cash

proceeds

of

certain

equity

offerings,

at

a

redemption

price

of
109.250
%, plus

accrued and

unpaid interest,

if any,

to, but

excluding, the

redemption date,

so long

as at

least
60
%

of

the

aggregate

principal

amount

of

the

2029

Notes

(calculated

after

giving

effect

to

any

issuance

of
additional 2029

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
25
% in aggregate principal amount of the then-outstanding
2029 Notes to

accelerate, or in

certain cases, will automatically

cause the acceleration

of, the amounts due

under
the 2029 Notes.

As of December 31, 2024, the

Company was in compliance with

all applicable covenants under the

2029 Notes
Indenture.
The

carrying

value

of

debt

issuance

costs,

recorded

as

a

direct

deduction

from

the

face

amount

of

the

2029
Notes, were $
11.1

million as at December 31, 2024.
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

Australia Branch, as

the Lender and,

together with the

other Lender,

the Lenders. The

ABL
Facility became effective on August 3, 2024, when

conditions precedent were satisfied.

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
Borrowings under

the ABL

Facility bear

interest at

a rate

per annum

equal to

an applicable

rate of
2.80
% plus
Bank Bill

Swap Bid

Rate

for

loans denominated

in A$,

or

the Secured

Overnight

Finance

Rate,

or

SOFR,

for
loans denominated in US$, at the Borrower’s election.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

141
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

of

December

31,

2024,

the

letter

of

credit

sublimit

had

been

partially

used

to

issue

$
21.4

million

of

bank
guarantees on

behalf of

the Company

and
no

amounts were

drawn under

the revolving

credit sublimit

of ABL
Facility.
On

December

30,

2024,

the

Company

completed

an

agreement,

or

the

Waiver

Agreement,

with

the
Administrative

Agent

under

the

ABL

Facility

to

temporarily

waive

compliance

with

the

ABL

Facility’s

interest
coverage

ratio

covenant

between

December

31,

2024

to

March

30,

2025,

or

the

waiver

period.

Pursuant

the
Waiver Agreement, the

Company will be

required to maintain

an aggregate cash

balance of at

least $
100.0

million
in one

or more

accounts

with the

Lenders,

or the

Cash

Balance

Covenant,

until

such

time that

the

Company
submit a

covenant compliance

certificate

to the

Lenders

pursuant to

the ABL

Facility

which

demonstrates

the
Company is

in compliance

with the

interest coverage

ratio covenant.

The Cash

Balane Covenant

applies from
the time the Company submits

the covenant compliance certificate

for December 31, 2024,

which is anticipated
to be on or after February 19, 2025.

At the end

of the waiver

period, unless

further waivers

are obtained,

any breach

of covenants

would constitute
an event

of default

under the

terms of

the ABL

Facility and

the Lenders

shall declare

all amounts

owing under
the ABL

Facility

immediately

due and

payable,

terminate

such

Lenders’

commitments

under

the

ABL Facility,
require the

Borrowers to

cash collateralize

any letter

of credit

obligations and/or

exercise any

and all

remedies
and other rights under the ABL Facility.
As of December 31, 2024, except for the interest coverage ratio covenant, the Company was in compliance with all other applicable covenants.
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
The carrying value of

debt issuance costs,

recorded as “Other

non-current assets” in

the Consolidated Balance
Sheet was $
1.5

million and $
2.7

million as of December 31, 2024 and December 31,

2023, respectively.
Loan – Curragh Housing Transaction
On

May

16,

2024,

the

Company

completed

an

agreement

for

accommodation

services

and

the

sale

and
leaseback

of

housing

and

accommodation

assets

with

a

regional

infrastructure

and

accommodation

service
provider, or collectively, the Curragh Housing

Transaction. Refer to Note

15 “Other Financial

Liabilities” for further
information.
In connection with the Curragh Housing Transaction, the

Company borrowed $
26.9

million (A$
40.4

million) from
the same

regional

infrastructure

and accommodation

service provider.

This amount

was recorded

as “Interest
Bearing

Liabilities”

in

the

Consolidated

Balance

Sheet.

The

amount

borrowed

is

payable

in

equal

monthly
installments

over

a

period

of
ten years
,

with

an

effective

interest

rate

of
14.14
%.

The

Curragh

Housing
Transaction loan is not subject to any

financial covenants.
The carrying value of the loan, net of issuance costs of $
1.1

million, was $
23.4

million as of December 31, 2024,
$
1.5

million of which is classified as a current liability.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

142
15.

Other Financial Liabilities
The following is a summary of other financial liabilities:

(US$ thousands)
December 31,
2024
December 31,
2023
Collateralized financial liabilities payable to third-party financing companies
$
4,898
$
8,302
Collateralized financial liabilities - Curragh Housing Transaction
20,959
—
Debt issuance costs
(988)
(170)
Total

Other financial liabilities
24,869
8,132
Less: current portion
5,988
2,825
Other non-current financial liabilities $
18,881
$
5,307
Collateralized financial liabilities – Curragh Housing Transaction
The Curragh

Housing Transaction

did not

satisfy the

sale criteria

under Accounting

Standards Codification,

or
ASC, 606

–
Revenues from

Contracts with

Customers

and was

deemed a

financing arrangement.

As a

result,
proceeds of $
23.0

million (A$
34.6

million) received for

the sale and leaseback

of property,

plant and equipment
owned by the

Company in connection

with the Curragh

Housing Transaction were recognized

as “Other Financial
Liabilities” on

the Company’s

Consolidated Balance

Sheet. The

term of

the financing

arrangement is
ten years
with an

effective

interest rate

of
14.14
%. This

liability will

be settled

in equal

monthly payments

as part

of the
accommodation services arrangement.
In line

with the

Company’s capital

management strategy,

the Curragh

Housing Transaction

provides additional
liquidity. In

addition, the accommodation services component

of the Curragh Housing Transaction

is anticipated
to enhance the level of accommodation services

for our employees at our Curragh Mine.

In

connection

with

the

Curragh

Housing

Transaction,

the

Company

granted

the

counterparty

mortgages

over
certain

leasehold

and

freehold

land.

The

counterparty’s

rights

are

subject

to

a

priority

deed

in

favor

of

the
Company’s

senior

secured

parties

including,

but

not

limited

to,

holders

of

the

Notes,

lenders

under

the

ABL
Facility and Stanwell.

The carrying value

of this financial

liability, net of issuance costs

of $
0.9

million, was $
20.0

million as at

December
31, 2024, $
1.2

million of which is classified as a current liability.

Collateralized financial liabilities payable to third-party financing companies
On January 6,

2021, the Company

entered into

an agreement

with a third-party

financier to sell

and leaseback
items of

property,

plant and

equipment owned

by Coronado

Curragh Pty

Ltd, a

wholly-owned subsidiary

of the
Company.

The

transaction

did

not

satisfy

the

sale

criteria

under

ASC

606

–

Revenues

from

Contracts

with
Customers. As a

result, the transaction

was deemed a

financing arrangement and

the Company has

continued
to recognize

the underlying

property,

plant and

equipment

on the

Consolidated

Balance Sheet.

The proceeds
received from the

transaction of $
23.5

million (A$
30.2

million) were recognized

as “Other financial

liabilities” on
the Consolidated

Balance Sheet.

The remaining

term of

the financing

arrangement is
one year

with an

implied
interest rate of
8.1
% per annum.
16. Contract Obligations
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
In connection with

the acquisition of Curragh,

the Company assumed the

Stanwell below market CSA

with a fixed
pricing

component

that

was

below the

market

price

at

the

date

of

acquisition.

As

a result,

on

acquisition,

the
Company recorded a liability of $
307.0

million (A$
400.0

million) related to the unfavorable pricing of the Stanwell
below market CSA

and is amortizing

it ratably based

on the tons sold

through the contract.

The amortization of
this liability for the years ended December

31, 2024, 2023 and 2022 were $
31.1

million, $
32.8

million and $
36.2
million,

respectively,

and

recorded

as

“Other

revenues”

in

the

Consolidated

Statements

of

Operations

and
Comprehensive Income.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

143
The following is a summary of the contract obligations

as of December 31, 2024:

(US$ thousands) Short-term Long-term Total
Coal leases contract liability $
843
$
19,156
$
19,999
Stanwell below market coal supply agreement
36,247
8,616
44,863
$
37,090
$
27,772
$
64,862
The following is a summary of the contract obligations

as of December 31, 2023:

(US$ thousands) Short-term Long-term Total
Coal leases contract liability $
843
$
19,476
$
20,319
Stanwell below market coal supply agreement
39,879
41,716
81,595
$
40,722
$
61,192
$
101,914
17.

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

December 31,
(US$ thousands) 2024 2023
Stanwell Reserved Area deferred consideration $
285,050
$
277,442
$
285,050
$
277,442
18.

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
The Company obtained workers

compensation insurance for work

related injuries, including black

lung, through
a third-party

commercial

insurance company.

The insurance

policy covers

claims

that exceed

$
0.5

million

per
occurrence for all years, or aggregate claims in excess

of $
29.1

million and $
22.7

million for policy years ending
May 2024 and May 2023, respectively.

Per the contractual agreements, the Company was required to provide

a
collateral

security

of

$
66.8

million

for

policy

years

2017

through

2025,

ending

May 31,

2025,

which

is
accomplished through providing a combination of letters of credit and cash collateral in an escrow account. As of
December 31, 2024, the Company

has provided $
16.8

million of letters of credit,

$
29.7

million of cash collateral
and surety bonds of $
20.3

million totaling $
66.8

million.
For the

years ended

December 31, 2024,

2023 and

2022, the

audited Consolidated

Statements of

Operations
and

Comprehensive

Income

included

Company

incurred

claims,

premium

expenses

and

administrative

fees
related

to

worker’s

compensation

benefits

of

$
8.9

million,

$
16.3

million

and

$
12.2

million,

respectively.

As

of
December 31, 2024 and 2023, the estimated workers’ compensation liability was $
39.1

million and $
37.6

million,
respectively, representing claims incurred but not paid based on the estimate of the

outstanding claims under the
coverage

limits

and

the

actuarially

determined

retained

liability

under

the

aggregate

claim

amount.

As

of
December

31,

2024

and

2023,

$
34.4

million

and

$
32.6

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

2024

144
19.

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

31, 2024,
2023 and 2022 amounted to $
5.9

million, $
5.5

million and $
3.9

million, respectively.
In the United States, the Company is self-insured for

employee health care claims up to the lesser of $
0.2

million
per

covered

person

or

an

aggregate

amount

depending

on

the

various

coverages

provided

to

employees
throughout the plan year

for all employees. The

Company has purchased coverage from

a commercial insurance
carrier to provide for any claims

in excess of these amounts. At

December 31, 2024 and 2023, the Company had
provided

accruals

of

$
2.7

million

and

$
2.3

million,

respectively,

for

claims

incurred

but

not

paid

based

on
management’s estimate

of the Company’s

self-insured liability.

For the years

ended December

31, 2024, 2023
and 2022, the Company incurred claims,

premium expenses and administrative fees

related to this plan totaling
$
40.2

million, $
35.0

million and $
29.8

million, respectively.
20.

Stock-Based Compensation
Total

stock-based

compensation

expense

was

$
2.1

million,

$
2.9

million

and

$
2.7

million

for

the

years

ended
December 31,

2024,

2023

and

2022,

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

2024,

the

Company

had

$
4.3

million

of

total

unrecognized

compensation

cost

related

to
nonvested stock-based

compensation awards

granted under

the plans.

This cost

is expected to

be recognized
over
2.25

years,

with

a

weighted-average

period

of
1.32

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

145
The following awards were outstanding under the 2018

as of December 31, 2024:

Grant year Vesting date Performance period PSUs RSUs
2024 31/03/2027
01/01/2024 - 31/12/2026
4,813,547

—

2024 01/08/2025
not applicable
—

584,541

2023 31/03/2026
01/01/2023 - 31/12/2025
4,259,508

—

2022 31/03/2026
01/01/2022 - 31/12/2024
5,977,814

—

2021 31/03/2025
01/01/2021 - 31/12/2023
2,736,265

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
2024 and 2023
33.3%
33.3%
-
33.3%
2022 and 2021
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

Stock Option Plan Activity 2024 2023 2022
Opening at the beginning of the year
—
181,687
1,015,006
Forfeited
—
—
(833,319)
Vested
—
(181,687)
—
Outstanding at the end of the year
—
—
181,687
Exercisable at the end of the year
181,687
181,687
—
2024 2023 2022
Weighted-average remaining contractual term (in
years) — —
0.25
The weighted

average grant

date fair

value of

all Option

Awards granted

was $
0.27
. The

exercise price

of the
option awards granted under 2018

plan is $
2.21

(A$
3.56
).
181,687

stock option awards remains exercisable until
they expire on October 23, 2028.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

146
Performance Stock Unit Awards
Activity of the Company’s

PSUs that are ultimately

payable in the Company’s

CDIs or the equivalent

number of
shares of common stock granted under the 2018 Plan

is summarized below:

Performance Stock Units Plan Activity 2024 2023 2022
Nonvested at the beginning of the year
17,992,453
14,858,921
8,501,869
Granted
5,498,291
4,872,122
7,471,100
Forfeited
(4,314,219)
(1,451,677)
(1,114,048)
Vested and settled
(1,389,391)
(286,913)
—
Nonvested and outstanding at the end of the year
17,787,134
17,992,453
14,858,921
2024 2023 2022
Weighted-average grant date fair value (per CDI) $
0.63
$
0.58
$
0.53
Weighted-average remaining term (in years)
1.36
1.82
2.54
The weighted average grant date fair value of all PSU

Awards granted in 2024 was $
0.67

(A$
1.02
).
The assumptions used to determine the PSUs fair value

on each grant date were as follow:

2024 Grant 2023 Grant 2022 Grant 2021 Grant
Time to maturity (in years) (i)
2.58
2.98
3.99
3.85
Dividend yield (ii)
1.2%
7.8%
16.3%
3.0%
Expected volatility (iii)
50.0%
60.0%
60.0%
60.0%
Risk-free interest rate (iv)
3.54%
2.98%
2.66%
0.35%
___________________
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

Restricted Stock Units Plan Activity 2024 2023 2022
Nonvested at the beginning of the year
734,893
1,144,034
—
Granted
584,541
144,506
1,144,034
Forfeited
(18,525)
(46,593)
—
Vested and settled
(716,368)
(507,054)
—
Nonvested and outstanding at end of the year
584,541
734,893
1,144,034
2024 2023 2022
Weighted-average grant date fair value (per CDI) $
0.87
$
1.26
$
1.22
Weighted-average remaining term (in years)
0.58
0.23
0.7

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

147
21.

Income Taxes
(Loss) income

from continuing

operations before

income taxes

for the

years presented

below consisted

of the
following:

December 31,
(US$ thousands) 2024 2023 2022
U.S. $
7,843
$
334,373
$
609,617
Non-U.S.
(157,033)
(210,559)
393,660
Total $
(149,190)
$
123,814
$
1,003,277
Total
income tax (benefit) expense for the periods presented

below consisted of the following:

December 31,
(US$ thousands) 2024 2023 2022
Current:
U.S. federal $
(867)
$
(6,303)
$
90,933
Non-U.S.
720
(2,715)
75,270
State
(636)
(1,895)
25,347
Total

current
(783)
(10,913)
191,550
Deferred:
U.S. federal
(61,977)
28,943
406
Non-U.S.
23,706
(45,976)
35,425
State
(1,255)
(4,305)
4,193
Total

deferred
(39,526)
(21,338)
40,024
Total

income tax (benefit) expense
$
(40,309)
$
(32,251)
$
231,574
The following is a reconciliation of the expected statutory federal income tax (benefit) expense to the Company’s income tax (benefit) expense for the periods presented below:

December 31,
(US$ thousands) 2024 2023 2022
Current:
Expected income tax expense at U.S. federal statutory rate $
(31,330)
$
26,001
$
210,690
Percentage depletion
(3,407)
(17,871)
(41,047)
FDII deduction
—
(7,796)
—
Permanent differences
(1,130)
2,176
(2,262)
Prior period tax return adjustments and amendments
(1,347)
(46,060)
596
Uncertain tax positions
(1,007)
21,243
—
U.S. and residual tax on foreign earnings
(32,007)
(11,146)
11,950
Australian branch impact on US taxes
29,924
(3,406)
30,099
State income taxes, net of federal benefit
(5)
4,608
21,548
Total

income tax (benefit) expense
$
(40,309)
$
(32,251)
$
231,574
Effective tax rate
27.0%
(
26.0
%)
23.1%
The

2023

prior

period

tax

return

adjustment

and

amendments

relates

predominantly

to

a

Foreign

Derived
Intangible Income

(“FDII”) deduction

in the

U.S. which

the Company

has chosen

to deduct

after undertaking

a
study to confirm the Company’s eligibility.

Deferred income taxes

reflect the net

tax effects of

temporary differences between the

carrying amounts of

assets
and liabilities

for financial

reporting purposes

and the

amount used

for income

tax purposes

using the

enacted
tax rates and laws currently

in effect. Significant components

of the Company’s deferred

income tax assets and
liabilities as of December 31, 2024 and 2023 were as follows:

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

148

December 31,
(US$ thousands) 2024 2023
Deferred income tax assets:
Accruals and provisions $
40,594
$
44,373
Contract obligations
90,849
108,672
Lease obligations
43,633
35,312
Asset retirement obligation
59,981
55,322
Goodwill
6,047
6,653
Tax

losses
115,695
59,964
Interest limitation carried forward
26,943
1,766
Other
31,228
19,574
Gross deferred income tax assets
414,970
331,636
Valuation allowance (1)
(114,088)
(33,894)
Total

deferred income tax assets, net of valuation allowance
300,882
297,742
Deferred income tax liabilities:
Property, plant, equipment

and mine development, principally due to
differences in depreciation, depletion and asset

impairments
(277,424)
(297,915)
Warehouse stock
(12,209)
(12,824)
Right of use asset
(41,947)
(34,021)
U.S. liability on foreign deferred taxes
—
(19,075)
Other
(6,039)
(6,822)
Total

deferred income tax liabilities
(337,619)
(370,657)
Net deferred income tax liability $
(36,737)
$
(72,915)
(1)

As of December 31, 2024,

the Company recorded a valuation allowance

of $
114.1

million (2023: $
33.9

million)
against deferred tax

assets consisting predominantly of

tax losses, land

and goodwill. A

valuation allowance must
be established for deferred

tax assets if it is “more

-likely-than-not” that they will

not be realized. The increase

in
the valuation allowance of $
80.1

million for the year was predominantly driven by a valuation allowance of $
79.5
million recognized during the

year against tax losses

of the Australian tax

consolidated group. Under

Australian
tax law,

tax losses

may be

carried forward

indefinitely and

utilized subject

to meeting

the tax

loss recoupment
rules, which broadly look at whether the Company has maintained the same majority ownership and control, and
failing that, whether the Company has maintained a similar business.
At

December

31,

2024,

the

Australian

tax

consolidated

group

has

tax

losses

of

$
80.4

million

carried

forward
(2023: $
48.7

million) (tax

effected).

A company,

which is

not part

of the

Australian tax

consolidated group

had
tax losses carried forward of $
10.6

million at December 31, 2024 (2023: $
10.9

million) (tax effected) for which an
equal valuation has been recognized.
In August 2022,

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

BEPS Pillar Two:

Australian legislation enacted for global and minimum

domestic taxes
In December 2024, the Australian Government enacted legislation that implemented key aspects of Pillar Two of the OECD/G20 Two-Pillar Solution which includes a 15% global minimum tax for large multinational enterprises.
This legislation did not have any impact on

the Company in the current year and will

be monitored going forward.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

149
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
The effect

of the total

amount of unrecognized

tax benefits,

if recognized, would

reduce our future

effective tax
rate.

December 31,
(US$ Thousands) 2024 2023
At beginning of the year $
20,784
$
—
Additions based on tax positions related to current year
122
6,388
Additions for tax positions of prior years
2,342
14,396
Reductions for tax positions of prior year (including impacts due to lapse
in statute)

(4,351)
—
At end of the year
18,897
20,784
The

return

to

provision

adjustments

for

2023

reflect

a

reduction

due

to

results

from

the

study

conducted

by
specialists and

the fact

that the

benefit was

limited to

taxable income.

The Company

recorded interest

of $
0.5
million on uncertain tax positions for 2024. There were
no

amounts related to interest and penalties on uncertain
tax positions for 2023.
The Company is subject to taxation in

the United States and Australia. As of December 31, 2024,

tax years 2018
to 2023 are open to review

from taxation authorities in the United States. In

Australia, tax years 2020 to 2023 are
open to review and the Australian Taxation

Office is presently conducting a review

of these years.
22.

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

31, 2024

and 2023,

there were

no financial

instruments required

to be

measured at

fair value
on a recurring basis.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

150
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
December 31, 2024 and 2023:
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
cost. As of December 31,

2024, there were
no

amounts drawn under the

revolving credit sublimit of

the
ABL Facility.

The

estimated

fair value

of the

Notes

as

of December

31,

2024

is

$
405.2

million

based
upon quoted market

prices in a

market that is

not considered

active (Level 2).

The estimated

fair value
of the Curragh Housing loan is $
27.9

million based upon unobservable inputs (Level 3).

23.

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
Balance at December 31, 2022 $
(91,423)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income before reclassifications
(2,367)
Gain on long-term intra-entity foreign currency transactions
3,863
Total

net current-period other comprehensive loss
1,496
Balance at December 31, 2023
(89,927)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income before reclassifications
(10,524)
Loss on long-term intra-entity foreign currency transactions
(37,109)
Total

net current-period other comprehensive losses
(47,633)
Balance at December 31, 2024 $
(137,560)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

151
24. Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties under these leases

are as follows:

(US$ thousands) Amount
Year ending

December 31,
2025 $
4,304
2026
4,141
2027
4,105
2028
4,051
2029
4,040
Thereafter
20,460
Total $
41,101
Mineral leases are not in scope of ASC 842 and continue to

be accounted for under the guidance in ASC 932,
Extractive Activities – Mining.
(b)
Other commitments
As of

December 31,

2024, purchase

commitments for

capital expenditures

were $
111.4

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

As of December 31,
2024, these Australian

and U.S. commitments

under take-or-pay

arrangements totaled

$
665.2

million, of which
$
90.9

million is obligated

within the next

year, $
184.4

million within 1-3

years, $
190.9

million 3-5 years

and $
199.0
million thereafter.
25. Contingencies
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
For

the U.S.

Operations,

in

order to

provide

the required

financial

assurance

for post

mining

reclamation,

the
Company generally uses

surety bonds. The

Company uses surety

bonds and bank

letters of credit

to collateralize
certain

other

obligations

including

contractual

obligations

under

workers’

compensation

insurances.

As

of
December

31,

2024,

the

Company

had

outstanding

surety

bonds

of

$
48.9

million

and

$
16.8

million

letters

of
credit issued from our letter of credit sublimit under the

ABL Facility.

For

the

Australian

Operations,

as

at

December

31,

2024,

the

Company

had

bank

guarantees

outstanding

of
$
23.9

million, including $
4.7

million issued from the ABL Facility, primarily in respect of certain rail and port take-
or-pay arrangements of the Company.

As at December 31, 2024, the Company, in aggregate, had total outstanding bank guarantees provided of $
40.7
million to

secure

obligations

and commitments,

including $
21.4

million issued

from

the

letter

of credit

sublimit
available under the ABL Facility.

Future regulatory changes relating to the above obligations could result in increased obligations, additional costs
or additional collateral requirements.
Restricted deposits – cash collateral
As required by certain agreements, the Company had total cash collateral in the form of deposits of $
68.5

million
and $
68.7

million

as of

December

31,

2024

and

2023, respectively,

to

provide

back-to-back

support for

bank

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

152
guarantees not issued

under the ABL

Facility,

other performance obligations,

various other operating

agreements
and contractual obligations under workers compensation insurance. These deposits are restricted and classified as “non-current” assets in the Consolidated Balance Sheets.
In accordance

with the

terms of

the ABL

Facility,

the Company

may be

required

to cash

collateralize

the ABL
Facility to the extent of outstanding letters

of credit after the expiration or termination

date, including an event of
default, of such letter of credit.

As of December 31, 2024,
no

such letter of credit had expired

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

2024, to file an appeal.
On March 6, 2024,

the Company made an

additional payment, and

paid in full, the stamp

duty assessed by

the
QRO.

The Company disputes

the additional

amount assessed

of stamp duty

and, on March

11,

2024, filed its

appeal
with the Supreme

Court of Queensland.

The outcome of

the appeal remains

uncertain and as

such,
no

contingent
asset has been recognized at December 31, 2024.
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
26. Related
‑
Party Transactions
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

31, 2024

and 2023,
2,900
management incentive units were outstanding.
The incentive units are comprised of three

tiers, which entitle the holders to receive

distributions from Coronado
Group LLC subordinate

to the

distributions to

be received

by Members.

As of

December 31, 2024

and 2023,

a
portion of the authorized

units have been allocated

to various members of the

Company’s management including
Mr. Garold Spindler,

our former CEO and current Executive Chair, who is also member of Coronado Group LLC.
Stockholder’s Agreement and Registration Rights

and Sell-Down Agreement
As

of

December

31,

2024,

Coronado

Group LLC

has

beneficial

ownership

in

the

aggregate

of
50.4
%

of

the
Company’s

Shares.

On

September 24,

2018,

Coronado

Group LLC

and

the

Company

entered

into

a

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc. Form 10-K December 31,

2024

153
Stockholder’s Agreement

and a

Registration Rights

and Sell-Down

Agreement

which governs

the relationship
between Coronado Group LLC

and the Company

while the funds

manage by The

Energy & Minerals

Group, or
EMG

Group,

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
27.

Subsequent Events
Ordinary dividends
On

February

19,

2025,

the

Company’s

Board

of

Directors

declared

a

bi-annual

fully

franked

fixed

ordinary
dividend of $
8.4

million, or
0.5

cents per CDI. The

dividend will have a record

date of
March 12, 2025
, Australia
time,

and

be

payable

on
April 4, 2025
,

Australia

time.

CDIs

will

be

quoted

“ex”

dividend

on

March

11,

2025,
Australia time. The total ordinary dividend will be funded

from available cash.

Coronado Global Resources Inc. Form 10-K December 31,

2024

154
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To
the Shareholders and the Board of Directors of Coronado

Global Resources Inc.
Opinion on the Financial Statements
We

have

audited

the

accompanying

consolidated

balance

sheets

of

Coronado

Global

Resources

Inc.

(the
Company)

as

of

December

31,

2024

and

2023,

the

related

consolidated

statements

of

operations

and
comprehensive

income,

stockholders’

equity

and

cash

flows

for

each

of

the

three

years

in

the

period

ended
December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial

statements present fairly,

in all material respects, the

financial position of
the Company at December 31, 2024 and

2023, and the results of its

operations and its cash flows for

each of the
three

years

in

the

period

ended

December

31,

2024,

in

conformity

with

U.S.

generally

accepted

accounting
principles.
We

also

have

audited,

in

accordance

with

the

standards

of the

Public

Company

Accounting

Oversight

Board
(United States)

(PCAOB), the

Company's internal control

over financial

reporting as

of December

31, 2024,

based
on

criteria

established

in

Internal

Control-Integrated

Framework

issued

by

the

Committee

of

Sponsoring
Organizations of the

Treadway Commission (2013 framework)

and our

report dated

February 19,

2025 expressed
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

Coronado Global Resources Inc. Form 10-K December 31,

2024

155
Accounting for income taxes
Description

of

the
matter
As disclosed in Note

21 to the consolidated

financial statements, the

Company recognized
total deferred

tax assets

of $415.0

million at

December 31,

2024, which

includes deferred
tax

assets

of

$115.7

million

related

to

tax

losses

carried

forward

from

prior

periods.

The
Company

recorded

a

valuation

allowance

of

$114.1

million

against

an

equal

amount

of
deferred tax assets at December 31, 2024.

Auditing management’s analysis of the realizability of deferred tax assets and the treatment of tax

losses

in

the

overall

income

tax

calculation,

involved

complex

auditor

judgment,

in
order

to

assess

management’s

application

of

complex

tax

laws

to

the

Company’s

tax
structure and the resulting tax calculations.
How

we
addressed

the
matter in our audit
We obtained an understanding, evaluated the

design and tested the operating

effectiveness
of controls over

the Company’s

process to assess

income and deferred

taxes at year

end,
including the determination of whether valuation allowances

were required.

Our

audit

procedures,

which

involved

tax

professionals

with

knowledge

of

relevant
jurisdictional

tax

laws

and

regulations,

included,

among

other

procedures,

obtaining

an
understanding

of

the

Company’s

overall

tax

structure

and

evaluating

management’s
application

of

the

relevant

tax

laws,

on

a

taxpayer-by-taxpayer

basis

and

assessing

the
relevance,

completeness

and

accuracy

of

the

data

utilized

in

the

income

tax

calculations
and

testing

the

calculations

themselves.

Our

procedures

also

included

assessing

the
positive

and

negative

evidence

available

to

determine

the

realizability

of the

deferred

tax
assets,

for

example,

by

reference

to

expected

amounts

of

future

taxable

income

or

the
reversal of temporary differences.
/s/
Ernst & Young
We have served as the Company’s auditor

since 2020.
Brisbane, Australia

February 19, 2025

Coronado Global Resources Inc. Form 10-K December 31,

2024

156
ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.
None.

Coronado Global Resources Inc. Form 10-K December 31,

2024

157
ITEM 9A.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We are

subject to

the periodic

reporting requirements

of the

Exchange Act.

We have

designed our

disclosure
controls and procedures

to provide reasonable

assurance that information we

disclose in reports

we file or

submit
under the Exchange

Act is recorded,

processed, summarized,

and reported within

the time periods

specified in
the

rules

and

forms

of

the

SEC.

Disclosure

controls

and

procedures

are

controls

and

procedures

that

are
designed

to

ensure

that

information

required

to

be

disclosed

in

our

reports

filed

under

the

Exchange

Act

is
recorded, processed, summarized

and reported, within the

time periods specified

in the SEC’s rules

and forms.
Disclosure controls and procedures

include, without limitation,

controls and procedures

designed to ensure that
information required

to be

disclosed by

our company

in the

reports that

it files

or submits

under the

Exchange
Act is

accumulated and communicated

to our

management, including its

principal executive

and principal

financial
officers,

or

persons

performing

similar

functions,

as

appropriate

to

allow

timely

decisions

regarding

required
disclosure.

The Company, under the supervision and with the participation of its management, including the Chief Executive
Officer and the Interim Principal Financial Officer,

evaluated the effectiveness of the design and operation of

the
Company’s

disclosure controls

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

statements.

Because

of

its

inherent

limitations,

internal

control

over

financial

reporting

may

not

prevent

or

detect
misstatements. Also,

projections of

any evaluation

of effectiveness

to future

periods are

subject to

the risk

that
controls may

become inadequate

because of

changes in

conditions, or

that the

degree of

compliance with

the
policies or procedures may deteriorate.

Management

conducted

an

assessment

of

the

Company’s

internal

control

over

financial

reporting

as

of
December 31, 2024, using the framework specified in Internal Control – Integrated Framework (2013) , published by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway

Commission

(COSO).

Based

on

this
assessment, management

concluded that

the Company’s

internal control

over financial

reporting was

effective
as of December 31, 2024.

Our

Independent

Registered

Public

Accounting

Firm,

Ernst

&

Young,

has

audited

our

internal

control

over
financial reporting, as stated in their unqualified opinion

report included herein.

Coronado Global Resources Inc. Form 10-K December 31,

2024

158
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To

the Shareholders and the Board of Directors of Coronado

Global Resources Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Coronado Global Resources

Inc.’s internal control over financial

reporting as of December 31,
2024,

based

on

criteria

established

in

Internal

Control—Integrated

Framework

issued

by

the

Committee

of
Sponsoring Organizations

of the

Treadway

Commission (2013

framework) (the

COSO criteria).

In our opinion,
Coronado Global

Resources

Inc. (the

Company)

maintained,

in

all material

respects,

effective

internal control
over financial reporting as of December 31, 2024, based on the

COSO criteria.
We

also

have

audited,

in

accordance

with

the

standards

of the

Public

Company

Accounting

Oversight

Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the

related

consolidated

statements

of

operations

and

comprehensive

income,

stockholders’

equity

and

cash
flows for each

of the three

years in the

period ended

December 31, 2024,

and the related

notes and our

report
dated February 19, 2025 expressed an unqualified opinion

thereon.
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
Because

of

its

inherent

limitations,

internal

control

over

financial

reporting

may

not

prevent

or

detect
misstatements. Also,

projections of

any evaluation

of effectiveness

to future

periods are

subject to

the risk

that
controls may

become inadequate

because of

changes in

conditions, or

that the

degree of

compliance with

the
policies or procedures may deteriorate.
/s/ Ernst & Young
Brisbane, Australia
February 19, 2025

Coronado Global Resources Inc. Form 10-K December 31,

2024

159
ITEM 9B.

OTHER INFORMATION
During

the quarter

ended

December

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

2024

160
PART III
ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND

CORPORATE GOVERNANCE.
The information required to

be furnished by

this Item will be

set forth in

our definitive proxy statement

for the 2025
Annual General

Meeting of

Stockholders, or

the Proxy

Statement, under

the headings

“Executive Officers

and
Corporate Governance

.” “Delinquent

Section 16(a)

Reports”

and the

Company’s

“Securities Dealing

Policy,

or
Insider Trading Policy,”

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

ACCOUNTANT FEES AND SERVICES.
The information required

to be furnished

by this Item

will be set forth

in the Proxy Statement

under the heading
“Ratification of Appointment of

Ernst & Young as the Company’s Independent Registered Public

Accounting Firm
for the Fiscal Year

Ending December 31, 2025” and is

incorporated herein by reference and made a

part hereof
from the Proxy Statement.

Coronado Global Resources Inc. Form 10-K December 31,

2024

161
ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES
(a)

The following documents are filed as part of this

Annual Report on Form 10-K:
1.

Financial Statements.

See index to

Financial Statements

and Supplementary

Data on page

115

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
incorporated herein by reference)
4.5
Form of 9.250% Senior Secured Notes due 2029 (filed as Exhibit 4.2 to the Company’s
Current Report on Form 8-K (File No. 000-56044) filed on October 2, 2024 and incorporated herein by reference)
10.1
Relationship Deed, dated as of September 24, 2018, by and among the Company,
Coronado Group, certain EMG Group entities and their affiliates (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April
29, 2019 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31,

2024

162
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
10.4†
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
10.5‡
Coronado Global Resources Inc. 2019 Short-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April
29, 2019 and incorporated herein by reference)
10.6‡
Coronado Global Resources Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29,
2019 and incorporated herein by reference)
10.7
Coronado Global Resources Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement)
10.8
Coronado Global Resources Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Proxy Statement)
10.9>‡
Coronado Global Resources Inc. 2018 Non-Executive Director Plan (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April
29, 2019 and incorporated herein by reference)
10.10>
Employment Agreement, dated as of May 25, 2023, between Coronado Global
Resources Inc. and Garold Spindler (filed as Exhibit 10.1 to the Company’s Current
Report on Form 8-K (File No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.11>‡
Employment Agreement dated as of July 7, 2020, by and between Curragh Queensland
Mining Pty Ltd and Gerhard Ziems (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-56044) filed on July 7, 2020 and incorporated herein by reference)
10.12>‡
Employment Agreement dated as of August 5, 2021, by and between Coronado Global
Resources Inc. and Jeffrey Bitzer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56044) filed on August 9, 2021 and incorporated herein by reference)
10.13>
Appointment Agreement, dated as of May 25, 2023, between Coronado Global
Resources Inc. and Douglas G. Thompson (filed as Exhibit 10.3 to the Company’s
Current Report on Form 8-K (File No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.14>‡
Employment Agreement dated as of July 12, 2021, by and between Coronado Global
Resources Inc. and Christopher P. Meyering (filed as Exhibit 10.11 to the Company’s
Annual Report on Form 10-K (File No. 000-56044) filed on February 22, 2022 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31,

2024

163
Exhibit No. Description of Document
10.15>‡
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
10.17>
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
10.22>
Summary of Non-Executive Director Compensation (filed as Exhibit 10.17 to the
Company’s Annual Report on Form 10-K (File No. 000-56044) filed on February 24,
2020 and incorporated herein by reference)
10.23>
Form of Agreement of Indemnity, Insurance and Access (filed as Exhibit 10.18 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29,
2019 and incorporated herein by reference)
10.24‡
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
10.26‡
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
10.29
Deed of Amendment, dated March 5, 2019 and effective May 21, 2019, between
Coronado Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June
14, 2019 and incorporated herein by reference)
10.30
Deed of Amendment, dated May 9, 2019 and effective May 21, 2019, between Coronado
Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.25 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14,
2019 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31,

2024

164
Exhibit No. Description of Document
10.31†‡
New Coal Supply Agreement, dated as of July 12, 2019, by and between Stanwell
Corporation Limited and Coronado Curragh Pty Ltd. (filed as Exhibit 10.2 to the
Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on November 7,
2019 and incorporated herein by reference)
19.1
Securities Dealing Policy of Coronado Global Resources Inc.

21.1
List of Subsidiaries
23.1
Consent of Ernst & Young
23.2
Consent of Barry Lay
23.3
Consent of Daniel Miller
23.4
Consent of Claire McGahan
23.5
Consent of Marshall Miller & Associates, Inc.
31.1
Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-
14(a) adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
31.2
Certification of the Interim Principal Financial Officer pursuant to SEC Rules 13a-14(a)
or 15d-14(a) adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
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

2024,

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

2024

165
ITEM 16.

FORM 10-K SUMMARY
None.

Coronado Global Resources Inc. Form 10-K December 31,

2024

166
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
Date: February 19,

2025
Pursuant to the requirements

of the Securities Exchange

Act of 1934, this

report has been

signed below by

the
following persons, on behalf of the registrant and in the

capacities and on the dates indicated.
Name Title Date
/s/ Douglas Thompson
Managing

Director

and

Chief

Executive
Officer (Principal Executive Officer)
February 19, 2025
Douglas Thompson
/s/ Sandeep Deoji
Vice

President

Group

Financial

Control
(Interim Principal Financial Officer)
February 19, 2025
Sandeep Deoji
/s/ Garold Spindler Director February 19, 2025
Garold Spindler
/s/ William Koeck Director February 19, 2025
William Koeck
/s/ Philip Christensen Director February 19, 2025
Philip Christensen
/s/ Greg Pritchard Director February 19, 2025
Greg Pritchard
/s/ Laura Tyson Director February 19, 2025
Laura Tyson
/s/ Aimee R. Allen Director February 19, 2025
Aimee R. Allen
/s/ Jan C. Wilson Director February 19, 2025
Jan C. Wilson