Form 10-Q
period 2025-03-31
Coronado Global Resources Inc.
filed 2025-05-08
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
March 31, 2025
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

The total number of shares
of the registrant's common stock, par value $0.01 per share, outstanding on April 30, 2025, including shares of common stock underlying
CDIs, was
167,645,373
.

Steel starts here.
Quarterly Report on Form 10-Q for the quarterly period

ended March 31, 2025.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31,
2024

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three months ended March 31, 2025 and 2024
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024
6
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Report of Independent Registered Public Accounting Firm
23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
24
Item 3. Quantitative and Qualitative Disclosures About Market Risk
39
Item 4. Controls and Procedures
42
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
43
Item 1A. Risk Factors
43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
44
Item 3. Defaults Upon Senior Securities
44
Item 4. Mine Safety Disclosures
44
Item 5. Other Information
45
Item 6. Exhibits
46
SIGNATURES
47

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

March 31, 2025
December 31,
2024
Current assets:
Cash and cash equivalents

$
229,702
$
339,625
Trade receivables, net

167,482
209,110
Inventories
4

134,773
155,743
Other current assets
5

79,513
110,275
Total

current assets

611,470
814,753
Non-current assets:
Property, plant and equipment,

net
6

1,589,533
1,507,130
Right of use asset – operating leases, net
9

98,048
90,143
Goodwill

28,008
28,008
Intangible assets, net

2,856
2,905
Restricted deposits
17

68,842
68,471
Other non-current assets
10,052
6,342
Total

assets

$
2,408,809
$
2,517,752
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
115,714
$
101,743
Accrued expenses and other current liabilities
7

195,360
206,798
Dividends payable
8

8,333
—
Asset retirement obligations

11,848
15,523
Contract obligations

37,457
37,090
Lease liabilities
9

24,614
19,502
Interest bearing liabilities
10

1,422
1,363
Income tax payable
17,493
17,568
Other current financial liabilities
11

5,404
5,988
Total

current liabilities

417,645
405,575
Non-current liabilities:
Asset retirement obligations

148,042
149,275
Contract obligations

21,542
27,772
Deferred consideration liability

296,748
285,050
Interest bearing liabilities
10

411,245
410,944
Other financial liabilities
11

18,743
18,881
Lease liabilities
9

86,199
74,241
Deferred income tax liabilities

—
36,737
Other non-current liabilities

38,702
36,392
Total

liabilities

$
1,438,866
$
1,444,867
Common stock $
0.01

par value;
1,000,000,000

shares authorized,
167,645,373

shares issued and outstanding as of March 31, 2025 and
December 31, 2024
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of March 31, 2025 and
December 31, 2024
—
—
Additional paid-in capital

1,093,372
1,094,560
Accumulated other comprehensive losses
15

(134,734)
(137,560)
Retained earnings
9,628
114,208
Total

stockholders’ equity

$
969,943
$
1,072,885
Total

liabilities and stockholders’ equity
$
2,408,809
$
2,517,752
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

March 31,
Note 2025 2024
Revenues:
Coal revenues $
441,451
$
632,993
Other revenues
7,797
35,156
Total

revenues
3
449,248
668,149
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately

below)
390,291
472,521
Depreciation, depletion and amortization
40,521
45,349
Freight expenses
60,188
56,822
Stanwell rebate
21,853
31,451
Other royalties
41,353
85,160
Selling, general, and administrative expenses

8,333
8,815
Total

costs and expenses
562,539
700,118
Other (expense) income:
Interest expense, net
(17,898)
(13,329)
(Increase) decrease in provision for credit losses
(630)
173
Other, net
(2,213)
12,012
Total

other expense, net
(20,741)
(1,144)
Loss before tax
(134,032)
(33,113)
Income tax benefit

37,834
4,112
Net loss attributable to Coronado Global Resources Inc.

$
(96,198)
$
(29,001)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustments
2,826
(23,288)
Total

comprehensive loss
2,826
(23,288)
Total

comprehensive loss attributable to Coronado Global

Resources
Inc. $
(93,372)
$
(52,289)
Loss per share of common stock
Basic 13
(0.57)
(0.17)
Diluted 13
(0.57)
(0.17)
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

6
Unaudited Condensed Consolidated Statements of

Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock Additional Accumulated other Total paid in comprehensive Retained stockholders
Shares Amount Series A Amount capital losses earnings equity
Balance December 31, 2024
167,645,373
$
1,677
1
$
—
$
1,094,560
$
(137,560)
$
114,208
$
1,072,885
Net loss —
—
—
—
—
—
(96,198)
(96,198)
Other comprehensive income —
—
—
—
—
2,826
—
2,826
Total

comprehensive income (loss)
—
—
—
—
—
2,826
(96,198)
(93,372)
Share-based compensation for equity
classified awards —
—
—
—
(1,188)
—
—
(1,188)
Dividends —
—
—
—
—
—
(8,382)
(8,382)
Balance March 31, 2025
167,645,373
$
1,677
1
$
—
$
1,093,372
$
(134,734)
$
9,628
$
969,943
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

Form 10-Q March 31, 2025

7
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Three months ended
March 31,
2025 2024
Cash flows from operating activities:
Net loss $
(96,198)
$
(29,001)
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
40,521
45,349
Amortization of right of use asset - operating leases
6,048
5,988
Amortization of deferred financing costs
865
257
Non-cash interest expense
8,797
8,906
Amortization of contract obligations
(6,307)
(7,597)
Loss on disposal of property,

plant and equipment
329
130
Loss on disposal of idled asset
2,239
—
Equity-based compensation expense
(1,188)
(1,159)
Deferred income taxes
(36,817)
(671)
Reclamation of asset retirement obligations
(1,158)
(992)
Increase (decrease) in provision for discounting and credit losses
630
(173)
Other non-cash adjustments
798
(10,064)
Changes in operating assets and liabilities:
Accounts receivable
44,696
(46,184)
Inventories
21,874
36,517
Other assets
2,688
6,670
Accounts payable
13,628
(23,969)
Accrued expenses and other current liabilities
(34,881)
(44,686)
Operating lease liabilities
(5,564)
(6,108)
Income tax payable
(553)
10,524
Change in other liabilities
2,288
2,487
Net cash used in operating activities
(37,265)
(53,776)
Cash flows from investing activities:
Capital expenditures
(72,058)
(54,931)
Proceeds from disposal of idle asset
1,464
—
Purchase of restricted and other deposits
(325)
(381)
Net cash used in investing activities
(70,919)
(55,312)
Cash flows from financing activities:
Principal payments on interest bearing liabilities and other financial liabilities
(1,384)
(822)
Principal payments on finance lease obligations
(160)
(35)
Net cash used in financing activities
(1,544)
(857)
Net decrease in cash and cash equivalents
(109,728)
(109,945)
Effect of exchange rate changes on cash and cash

equivalents
(195)
(4,406)
Cash and cash equivalents at beginning of period
339,625
339,295
Cash and cash equivalents at end of period $
229,702
$
224,944
Supplemental disclosure of cash flow information:
Cash payments for interest $
20,491
$
722
Cash paid (refund) for taxes $
75
$
(12,407)
Restricted cash $
252
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

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

19,

2025.
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
as of December 31,

2024 has been derived from

the Company’s audited consolidated balance sheet at

that date.
The Company’s results

of operations for

the three months

ended March 31,

2025 are not

necessarily indicative
of the results that may be expected for the year ending

December 31, 2025.
(c)
Going Concern
The Company’s earnings

and cash flows from

operating activities have

been significantly impacted

by subdued
performance of Met coal markets, which has led

to low realized prices for the coal

we sell. For the three months
ended March

31, 2025,

the Company

incurred

net losses

of $
96.2

million

and generated

negative cash

flows
from operating activities of $
37.3

million.
As

of

March 31,

2025,

the

Company’s

aggregate

sources

of

liquidity

were $
325.1

million,

which

comprised
of cash

and

cash

equivalents

(excluding

restricted

cash)

of

$
229.5

million

and

$
95.7

million available

for
borrowing under the

ABL Facility (as

described in
Note 10. Interest

bearing liabilities
). On December

30, 2024,
the Company completed an

agreement, or the Waiver

Agreement, with the Administrative

Agent under the ABL
Facility

to

temporarily

waive

the

Company’s

compliance

with

the

interest

coverage

ratio

covenant

between
December 31, 2024 to March 30, 2025. Pursuant to the Waiver Agreement, the Company is required to maintain an aggregate

cash

balance

of

at

least

$
100.0

million

in

one

or more

accounts

with

the

Lenders,

or

the

Cash
Balance Covenant,

until such

time that

the Company

submit a

covenant compliance

certificate to

the Lenders
pursuant to the ABL

Facility which demonstrates

the Company is

in compliance with

the interest coverage

ratio
covenant.

Subsequently, the Company completed a waiver agreement with the Administrative Agent under the ABL Facility
to defer

the financial

covenants test

period from

the
twelve months

to March

31, 2025

to the
twelve months

to
May 31, 2025,

and to waive

the Review Event

under the terms

of the ABL

Facility due to

the downgrade of

the
Company’s

credit

ratings

up

to

April

2025.

Pursuant

to

the

terms

of

this

waiver

agreement,

the

Company

is
required to cash collateralize the outstanding bank guarantees issued under the ABL Facility and the committed
availability

for

revolving

loans

under

the

ABL

Facility

can

be

restricted

at

the

Lenders’

discretion.

In

addition,
pursuant to the terms

of this waiver agreement,

the Cash Balance

Covenant is reduced

by any amount

held as
cash collateral under the ABL Facility.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

9

The Company's current operating forecasts, which include its current capital expenditure programs, indicate that it will continue to incur losses from operations

and generate negative cash flows from

operating activities for the
remainder of 2025. In

the second half of

2025, the Company expects

an improvement in its

financial performance
as result of increased production volumes connected to the production ramp up of the new underground mine at
the

Company’s

operations

in

Australia,

or

Australian

Operations,

and

completion

of

major

capital

program

at
operations in the U.S., or

U.S. Operations. Additionally,

there is significant uncertainty

in relation to the ongoing
availability of the ABL

Facility which is dependent on

the Company’s ability to obtain further waivers or

deferment
for

the

financial

covenants

test

periods

beyond

May

31,

2025,

and

the

maintenance

of

the

Cash

Balance
Covenant, or the Company’s ability to amend

or replace the ABL Facility on favorable terms or at all.
The Company’s

cash flow

projections, risks

to available

liquidity,

the continued

uncertainty surrounding

global
coal market fundamentals,

including the impact

of tariffs

on the Company’s

export coal trade

and global supply
chains, and recent

credit rating downgrades

raise substantial doubt

about whether the

Company will be

able to
meet its obligations as they become due within one year after the date of this Quarterly Report on Form 10-Q.
The Company

continues to

pursue a

number of

initiatives including,

among other

things, further

operating and
capital cost control measures, potential other

funding measures, including refinancing, restructuring or amending terms of our ABL

Facility with existing lenders or third

parties, prepayments for future coal sales,

temporary idling
of certain mining leases, and negotiated alternative payment terms with creditors.
As of

the date

of these

Condensed Consolidated

Financial Statements,

the Company

has agreed

non-binding
term sheets

with independent

third-party lenders,

pursuant to

which these

parties may

provide an

asset-based
lending facility, or an

alternative facility,

with a borrowing base of up to $
150.0

million.

While

management

has

developed

plans

intended

to

address

the

conditions

described

above

that

raised
substantial doubt

about the

Company’s ability

to continue

as a

going concern,

including pursuing

the potential
alternative asset-based lending facilities, the satisfaction of certain conditions are outside the Company’s control and as such

management are

not able

to conclude

that the successful

completion of

such plans

is probable at
this time. However, management continues to actively pursue

these initiatives and remains confident

in its efforts
to secure additional sufficient liquidity and strengthen

the Company’s financial position.

Accordingly,

management

has

concluded

that

substantial

doubt

exists

regarding

the

Company’s

ability

to
continue

as

a

going

concern

within

one

year

after

the

date

of

these

Condensed

Consolidated

Financial
Statements.

These

Condensed

Consolidated

Financial

Statements

have

been

prepared

on

a

going

concern

basis,

which
contemplates the realization

of assets and

discharge of liabilities

in the ordinary

course of business

and do not
include any

adjustments relating to

the recoverability and

classification of recorded

asset amounts or

the amounts
and classification

of liabilities

that might

result

from the

outcome

of the

uncertainties

described

above.

These
adjustments may be material.

2.

Summary of Significant Accounting Policies
Please see Note 2 “Summary

of Significant Accounting Policies”

contained in the audited

consolidated financial
statements for the year ended December 31, 2024 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on February

19, 2025.

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

Form 10-Q March 31, 2025

10

ASU

No.

2024-03

“Income

Statement

–

Reporting

Comprehensive

Income

–

Expense

Disaggregation
Disclosures” (Subtopic

220-40)
: Disaggregation

of Income

Statement Expenses.

In November

2024, the

FASB
issued

2024-03,

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

Investors, analysts,
lenders and rating agencies

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

Consolidated
Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

11

Reportable segment results as

of and for

the three months ended

March 31, 2025

and 2024 are

presented below:

(in US$ thousands) Australia
United
States
Other and
Corporate Total
Three months ended March 31, 2025
Total

revenues
$
273,277
$
175,971
$
—
$
449,248
Less:

Mining costs
(1)
(242,008)
(146,815)
—
(388,823)
Other operating costs
(1)
(96,359)
(28,503)
—
(124,862)
Total

operating costs
(338,367)
(175,318)
—
(513,685)
Other and unallocated costs (2)

246
(275)
(8,350)
(8,379)
Segment adjusted EBITDA
(64,844)
378
(8,350)
(72,816)
Total

assets
1,185,488
1,068,579
154,742
2,408,809
Capital expenditures
49,736
67,947
2,365
120,048
Three months ended March 31, 2024
Total

revenues
$
436,106
$
232,043
$
—
$
668,149
Less:

Mining costs (1)
(317,864)
(147,584)
—
(465,448)
Other operating costs (1)
(144,869)
(35,637)
—
(180,506)
Total

operating costs
(462,733)
(183,221)
—
(645,954)
Other and unallocated costs (2)

400
406
(8,380)
(7,574)
Adjusted EBITDA
(26,227)
49,228
(8,380)
14,621
Total

assets
1,220,053
1,027,228
304,540
2,551,821
Capital expenditures
19,501
52,792
5
72,298
(1)
The significant expense category and amount aligns with the

segment-level information that is regularly provided

to the CODM.

(2)
Other and unallocated items for other and corporate includes selling, general and administrative expenses.

The reconciliations

of Consolidated Adjusted

EBITDA to net

loss attributable to

the Company for

the three

months
ended March 31, 2025 and 2024 are as follows:

Three months ended

March 31,
(in US$ thousands) 2025 2024
Consolidated Adjusted EBITDA $
(72,816)
$
14,621
Depreciation, depletion and amortization
(40,521)
(45,349)
Interest expense, net (1)
(17,898)
(13,329)
Other foreign exchange (losses) gains

(2)
(332)
11,263
Losses on idled assets (3)
(1,835)
(492)
(Increase) decrease in provision for discounting and credit losses
(630)
173
Net loss before tax
(134,032)
(33,113)
Income tax benefit
37,834
4,112
Net loss $
(96,198)
$
(29,001)
(1)

Includes interest income

of $
3.2

million and $
3.0

million for the

three months ended

March 31, 2025

and 2024, respectively.

(2)

The balance primarily relates to

foreign exchange gains and losses

recognized in the translation of

short-term inter-entity
balances

in

certain

entities

within

the

group

that

are

denominated

in

currencies

other

than

their

respective

functional
currencies.

These gains

and losses

are included

in “Other,

net”

on

the unaudited

Condensed

Consolidated

Statement of
Operations and Comprehensive Income.

(3)

Relates to loss on disposal and care and maintenance costs of a non-core idled asset that was sold on January 14, 2025.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

12

The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed

on

the

unaudited

Condensed

Consolidated

Statements

of

Cash

Flows

for

the

three

months

ended
March 31, 2025 and 2024 are as follows:

Three months ended March 31,
(in US$ thousands) 2025 2024
Capital expenditures per unaudited Condensed Consolidated

Statements

of Cash Flows $
72,058
$
54,931
Net movement in accruals for capital expenditures
19,538
11,360
Capital acquired through finance lease
9,725
—
Advance payment to acquire long lead capital
18,727
6,007
Capital expenditures per segment detail $
120,048
$
72,298
Disaggregation of Revenue
The Company disaggregates the revenue

from contracts with customers by

major product group for each of

the
Company’s

reportable

segments,

as

the

Company

believes

it

best

depicts

the

nature,

amount,

timing

and
uncertainty of revenues and cash flows.

All revenue is recognized at a point in time.

Three months ended March 31, 2025
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
250,065
$
171,437
$
421,502
Thermal coal
15,959
3,990
19,949
Total

coal revenue
266,024
175,427
441,451
Other (1)
7,253
544
7,797
Total $
273,277
$
175,971
$
449,248

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

million for the three

months ended March 31,

2024 relating to termination

fee revenue
from coal sales contracts cancelled at our U.S. operations.

4.

Inventories

(in US$ thousands)
March 31,
2025
December 31,
2024
Raw coal $
28,779
$
60,874
Saleable coal
38,351
32,633
Total

coal inventories
67,130
93,507
Supplies and other inventory
67,643
62,236
Total

inventories
$
134,773
$
155,743
Coal inventories measured

at its net realizable value

were $
31.9

million and $
26.0

million as at March 31,

2025
and December 31, 2024, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

13
5. Other Assets

(in US$ thousands)
March 31,
2025
December 31,
2024
Other current assets
Prepayments $
34,811
$
40,465
Long service leave receivable
7,254
7,193
Tax

credits receivable
4,004
4,004
Deposits to acquire capital items
14,875
37,888
Other
18,569
20,725
Total

other current assets
$
79,513
$
110,275
6.

Property, Plant and

Equipment

(in US$ thousands)
March 31,
2025
December 31,
2024
Land $
28,183
$
28,130
Buildings and improvements
126,185
123,662
Plant, machinery, mining

equipment and transportation vehicles
1,293,557
1,259,620
Mineral rights and reserves
372,817
379,065
Office and computer equipment
9,761
9,654
Mine development
555,220
550,110
Asset retirement obligation asset
90,891
90,318
Construction in process
257,535
190,124
Total

cost of property,

plant and equipment
2,734,149
2,630,683
Less accumulated depreciation, depletion and amortization
1,144,616
1,123,553
Property, plant and

equipment, net
$
1,589,533
$
1,507,130
7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)
March 31,
2025
December 31,
2024
Wages and employee benefits $
42,154
$
39,457
Taxes

other than income taxes
6,588
6,062
Accrued royalties
23,773
36,111
Accrued freight costs
37,589
33,071
Accrued mining fees
83,130
84,538
Other liabilities
2,126
7,559
Total

accrued expenses and other current liabilities
$
195,360
$
206,798
8. Dividends payable
On

February

19,

2025,

the

Company’s

Board

of

Directors

declared

a

bi-annual

fully

franked

fixed

ordinary
dividend of $
8.4

million, or
0.5

cents per CDI. On April 4, 2025,

the Company paid $
8.3

million to holders, net of
$
0.1

million

foreign

exchange

gain

on

payment

of dividends

to

certain

CDI

holders

who elected

to

be

paid in
Australian dollars.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

14
9.

Leases
During the

three months

ended March

31, 2025,

the

Company entered

into a

number of

agreements to

lease
mining equipment. On mobilization, based on the Company’s assessment of terms within these agreements, the
Company recognized right-of-use assets and operating lease liabilities of $
12.9

million and plant and equipment
and finance lease liabilities of $
9.7

million and $
8.8

million, respectively.
Information related to the Company’s right-of-use

assets and related lease liabilities are as follows:

Three months ended
(in US$ thousands) March 31, 2025 March 31, 2024
Operating lease costs $
8,317
$
7,568
Cash paid for operating lease liabilities
5,564
6,108
Finance lease costs:
Amortization of right-of-use assets
133
33
Interest on lease liabilities
38
1
Total

finance lease costs
$
171
$
34

(in US$ thousands)
March 31,
2025
December 31,
2024
Operating leases:
Operating lease right-of-use assets $
98,048
$
90,143
Finance leases:
Property and equipment
9,655
—
Accumulated depreciation
(133)
—
Property and equipment, net
9,522
—
Current operating lease obligations
22,588
19,502
Operating lease liabilities, less current portion
79,575
74,241
Total

Operating lease liabilities
102,163
93,743
Current finance lease obligations
2,026
—
Finance lease liabilities, less current portion
6,624
—
Total

Finance lease liabilities
8,650
—
Current lease obligation
24,614
19,502
Non-current lease obligation
86,199
74,241
Total

Lease liability
$
110,813
$
93,743

March 31,
2025
December 31,

2024
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
3.8
-
Weighted average remaining lease term – operating

leases
4.1
4.3
Weighted Average Discount

Rate
Weighted discount rate – finance lease
8.7%
-
Weighted discount rate – operating lease
9.4%
9.3%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

15
The Company’s

operating

and finance

leases have

remaining

lease terms

of
one year

to
four years
, some

of
which include options to extend the terms where the Company

deems it is reasonably certain the options will be
exercised. Maturities of lease liabilities as at March 31,

2025, are as follows:

(in US$ thousands)
Operating
Lease
Finance
Lease
Year ending

December 31,
2025 $
23,198
$
1,987
2026
30,513
2,650
2027
29,546
2,650
2028
26,653
2,419
2029
12,490
465
Total

lease payments
122,400
10,171
Less imputed interest
(20,237)
(1,521)
Total

lease liability
$
102,163
$
8,650
10.

Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at March 31, 2025:

(in US$ thousands)
March 31, 2025 December 31, 2024
Weighted Average
Interest Rate at
March 31, 2025
Final
Maturity
9.250
% Senior Secured Notes $
400,000
$
400,000
9.99
% (2)
2029
ABL Facility
—
—
Loan - Curragh Housing Transaction
24,352
24,472
14.14
%
(2)
2034
Discount and debt issuance costs
(1)
(11,685)
(12,165)
Total

interest bearing liabilities
412,667
412,307
Less: current portion
(1,422)
(1,363)
Non-current interest-bearing liabilities $
411,245
$
410,944
(1)
Relates to discount and debt issuance costs

in connection with the Notes and Curragh Housing

Transaction (each as defined below)
loan. Deferred debt issuance costs incurred in

connection with the establishment of the ABL Facility

have been included within

"Other non-
current assets" in the unaudited Condensed Consolidated

Balance Sheets.
(2)

Represents the effective interest rate. The effective interest is higher than the implied interest rate as

it incorporates the effect of debt
issuance costs and discount, where applicable.

9.250% Senior Secured Notes due in 2029
As of

March

31, 2025,

the aggregate

principal amount

of the
9.250
% Senior

Secured Notes

due 2029,

or the
Notes, outstanding was $
400.0

million.
The Notes were issued at par and bear

interest at a rate of
9.250
% per annum. Interest on the Notes

is payable
semi-annually in arrears on April 1 and October 1 of each year, which began on April 1, 2025. The Notes mature on October 1, 2029 and are senior secured obligations

of the Issuer.

The terms

of the

Notes are

governed

by an

indenture,

dated as

of October

2, 2024,

or the

Indenture,

among
Coronado

Finance

Pty

Ltd,

as

issuer,

Coronado

Global

Resources

Inc,

as

guarantor,

the

subsidiaries

of
Coronado

Global

Resources

Inc,

named

therein,

as

additional

guarantors,

Wilmington

Trust,

National
Association, as trustee

and priority lien

collateral trustee. The

Indenture contains

customary covenants for

high
yield bonds, including,

but not limited

to, limitations on

investments, liens, indebtedness, asset

sales, transactions
with affiliates and restricted payments, including payment

of dividends on capital stock.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

16

Upon the occurrence of a “Change of Control Triggering Event”, as defined in the Indenture as the occurrence of
Change

of

Control

or

Rating

Decline

(each

as

defined

in

the

Indenture),

the

Issuer

is

required

to

offer

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
90
% of the Notes outstanding prior

to such Change of Control

Triggering Event. Upon

the occurrence of certain
changes in tax law (as described in the Indenture), the Issuer may redeem all of the Notes at a redemption price equal to
100
% of the principal amount

of the Notes to be redeemed

plus accrued and unpaid interest,

if any,

to,
but excluding, the redemption date.

As of March 31, 2025, the Company was in compliance with all applicable covenants under the Indenture.
The carrying

value of

debt issuance

costs, recorded

as a

direct deduction

from the

face amount

of the

Notes,
were $
10.6

million and $
11.1

million at March 31, 2025 and December 31, 2024,

respectively.
ABL Facility
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

As of March

31, 2025, the

eligible borrowing

base
under the ABL

Facility was $
117.4

million, of which

$
21.7

million was used

to issue bank

guarantees on behalf
of the

Company

under

the

letter

of credit

sublimit

and

$
95.7

million

remained

available.

As of

April 20,

2025,
availability under

the ABL

Facility reduced

to $
76.0

million.
No

amounts were

drawn under

the revolving

credit
sublimit of ABL Facility.
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
On December 30, 2024, the Company completed the

Waiver Agreement with the Administrative Agent under the
ABL Facility

to temporarily

waive compliance

with the

ABL Facility’s

interest coverage

ratio covenant

between
December 31, 2024 to March 30,

2025, or the waiver period. Pursuant

the Waiver Agreement, the Company was
required

to

maintain

an

aggregate

cash

balance

of

at

least

$
100.0

million

in

one

or

more

accounts

with

the
Lenders,

or

the

Cash

Balance

Covenant,

until

such

time

that

the

Company

submit

a

covenant

compliance
certificate to

the Lenders

pursuant to

the ABL

Facility which

demonstrates the

Company is

in compliance

with
the interest coverage ratio covenant.

Subsequently, the Company completed a waiver agreement with the Administrative Agent under the ABL Facility
to defer

the financial

covenants test

period from

the
twelve months

to March

31, 2025

to the
twelve months

to
May 31, 2025,

and to waive

the Review Event

under the terms

of the ABL

Facility due to

the downgrade of

the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

17

Company’s

credit

ratings

up

to

April

2025.

Pursuant

to

the

terms

of

this

waiver

agreement,

the

Company

is
required to cash collateralize the outstanding bank guarantees issued under the ABL Facility and the committed
availability for revolving loans under the ABL

Facility can be restricted at the

ABL Lenders’ discretion. In addition,
pursuant to the terms

of this waiver agreement,

the Cash Balance

Covenant is reduced

by any amount

held as
cash collateral under the ABL Facility.
The committed availability of the ABL Facility is subject to Lenders’ discretion and dependent on the Company’s
ability to obtain further waivers or deferment for the financial covenants test periods beyond May 31, 2025.
Unless the Company obtains further waivers or deferment for the financial covenants test periods under the ABL
Facility, any

breach of such financial covenants

would constitute an event of

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

Condensed
Consolidated Balance

Sheets was $
1.2

million and $
1.5

million as of

March 31, 2025

and December

31, 2024,
respectively.
Loan – Curragh Housing Transaction
On

May

16,

2024,

the

Company

completed

an

agreement

for

accommodation

services

and

the

sale

and
leaseback

of

housing

and

accommodation

assets

with

a

regional

infrastructure

and

accommodation

service
provider, or collectively, the Curragh

Housing Transaction. Refer

to Note

11. “Other Financial Liabilities”

for further
information.
In connection with the Curragh Housing Transaction, the

Company borrowed $
26.9

million (A$
40.4

million) from
the same

regional

infrastructure

and accommodation

service provider.

This amount

was recorded

as “Interest
Bearing Liabilities” in the unaudited Condensed Consolidated Balance Sheets. The amount borrowed is payable in equal monthly

installments over

a period of
ten years
, with an

effective interest

rate of
14.14
%. The Curragh
Housing Transaction loan is not subject

to any financial covenants.
The carrying value of the

loan, net of issuance costs of

$
1.0

million, was $
23.3

million as at March 31, 2025,

$
1.4
million of which is classified as a current liability.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

18
11. Other Financial Liabilities

The following is a summary of other financial liabilities

as at March 31, 2025:

(in US$ thousands)
March 31, 2025
December 31,
2024
Collateralized financial liabilities payable to third-party financing companies
$
4,245
$
4,898
Collateralized financial liabilities - Curragh Housing Transaction
20,856
20,959
Debt issuance costs
(954)
(988)
Total

other financial liabilities
24,147
24,869
Less: current portion
5,404
5,988
Non-current other financial liabilities $
18,743
$
18,881
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

Sheets.

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

Curragh Mine.

In

connection

with

the

Curragh

Housing

Transaction,

the

Company

granted

the

counterparty

mortgages

over
certain

leasehold

and

freehold

land.

The

counterparty’s

rights

are

subject

to

a

priority

deed

in

favor

of

the
Company’s

senior

secured

parties

including,

but

not

limited

to,

holders

of

the

Notes,

lenders

under

the

ABL
Facility and Stanwell.

The carrying

value of this

financial liability,

net of

issuance costs

of $
0.9

million, was

$
19.9

million as

at March
31, 2025, $
1.2

million of which is classified as a current liability.

12.

Income Taxes
For the

three months

ended March

31, 2025,

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

The

Company’s

2025

estimated

annual

effective

tax

rate

is
37.6
%.

This

rate

is

impacted

by

mine

depletion
deductions in the U.S.

and the rate results from

combining the annual effective tax rate

of the U.S. and

Australian
Operations. Accordingly,

the Company had an

income tax benefit of

$
37.8

million based on a

loss before tax of
$
134.0

million for

the three

months ended

March 31,

2025, which

includes a

discrete expense

of $
12.6

million
relating to a valuation allowance on deferred tax assets

for the U.S.

Operations.
Income

tax

benefit

of

$
4.1

million

for

the

three

months

ended

March

31,

2024

was

calculated

based

on

an
estimated annual effective tax rate of
12.0
% for the period.
The Company utilizes the

“more likely than not”

standard in recognizing

a tax benefit in

its financial statements.
For the three months ended

March 31, 2025, the Company

had
no

new unrecognized tax benefits included in

tax
expense. If accrual

for interest or

penalties is required,

it is the

Company’s policy to include

these as a

component
of income tax expense. The Company continues to carry

an unrecognized tax benefit of $
19.0

million and $
18.9
million as at March 31, 2025 and December 31, 2024,

respectively.
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

Form 10-Q March 31, 2025

19

The Company assessed the need for valuation allowances by evaluating future taxable income, available for tax strategies and the reversal of temporary tax differences.
13.

Loss per Share
Basic earnings (loss) per

share of common

stock is computed by

dividing net income attributable

to the Company
stockholders for the period

by the weighted-average number

of shares of common stock

outstanding during the
same period.

Diluted earnings per share of common stock is computed by

dividing net income attributable to the
Company

by the

weighted-average

number

of shares

of common

stock

outstanding

adjusted to

give

effect

to
potentially dilutive securities.

Basic and diluted loss per share were calculated as

follows (in thousands, except per share data):
Three months ended

March 31,
(in US$ thousands, except per share data) 2025 2024
Numerator:
Net loss attributable to Company stockholders

$
(96,198)
$
(29,001)
Denominator (in thousands):

Weighted average shares of common stock

outstanding
167,645
167,645
Weighted average diluted shares of common stock

outstanding
167,645
167,645
Loss Per Share (US$):

Basic
(0.57)
(0.17)
Dilutive
(0.57)
(0.17)
The Company’s common stock is publicly traded on

the ASX in the form of CDIs, convertible at the option of
the holders into shares of the Company’s common

stock on a
10
-for-1 basis.

14.

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

31, 2025, there

were
no

financial instruments

required to be

measured at fair

value on a

recurring
basis.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

20
Other Financial Instruments
The following methods

and assumptions

are used to

estimate the fair

value of other

financial instruments

as of
March 31, 2025 and December 31, 2024:
●

Cash and cash equivalents,

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
cost. As of March 31, 2025, there were
no

amounts drawn under the revolving credit sublimit of the ABL
Facility.

The estimated

fair value

of the

Notes as

of March

31, 2025

was approximately

$
376.0

million
based upon quoted market

prices in a market that

is not considered active (Level

2). The estimated fair
value of the Curragh Housing loan is $
27.7

million based upon unobservable inputs (Level 3).

15.

Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive

Losses consists of foreign currency translation adjustment
of subsidiaries for which the functional currency is different to the Company’s functional currency in

U.S. dollar.

Accumulated other comprehensive losses consisted of

the following at March 31, 2025:

(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2024 $
(137,560)
Net current-period other comprehensive loss:
Loss in other comprehensive income before reclassifications

(1,040)
Gain on long-term intra-entity foreign currency transactions
3,866
Total

net current-period other comprehensive income
2,826
Balance at March 31, 2025 $
(134,734)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

21
16.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future minimum royalties

and lease rental payments under these

leases as of March 31, 2025

are as
follows:

(in US$ thousands) Amount
Year ending

December 31,
2025 $
3,277
2026
4,113
2027
4,077
2028
4,022
2029
4,012
Thereafter
17,885
Total $
37,386
Mineral leases are not

in scope of ASC

842 and continue to

be accounted for

under the guidance in

ASC 932,
Extractive Activities – Mining.
(b)

Other commitments
As of

March 31, 2025,

purchase commitments for

capital expenditures were

$
51.2

million, all

of which is

obligated
within the next twelve months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
12 years
.

In the U.S., the Company

typically negotiates its rail

and coal terminal access

on an annual basis.

As of March
31,

2025,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled

$
634.0

million,

of
which approximately $
54.0

million is obligated within the next twelve months.
17.

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
31, 2025, the

Company had

outstanding surety

bonds of

$
43.8

million and $
16.8

million letters of

credit issued
from the letter of credit sublimit available under the ABL Facility.
For the

Australian Operations,

as at

March 31,

2025, the

Company had

bank guarantees

outstanding of

$
23.9
million, including $
4.8

million issued from the letter of credit sublimit available under the ABL Facility,

primarily in
respect of certain rail and port take-or-pay arrangements

of the Company.

As at

March 31, 2025,

the Company in

aggregate had total

outstanding bank guarantees

provided of $
40.7

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
68.8

million
and $
68.5

million as

of March

31, 2025 and

December 31,

2024, respectively,

to provide

back-to-back support
for bank

guarantees not

issued under

the ABL

Facility,

other performance

obligations, various

other operating

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q March 31, 2025

22

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

March 31,

2025,
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

2024, to file an appeal.
On March 6, 2024,

the Company made an

additional payment, and

paid in full, the stamp

duty assessed by

the
QRO.

The Company disputes

the additional

amount of assessed

stamp duty and,

on March 11,

2024, filed its

appeal
with the Supreme

Court of Queensland.

The outcome of

the appeal remains

uncertain and as

such, no contingent
asset has been recognized at March 31, 2025.

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

Form 10-Q March 31, 2025

23
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc.

(the

Company)

as

of

March

31,

2025,

the

related

condensed

consolidated

statements

of

operations

and
comprehensive

income,

stockholders’

equity

and cash

flows

for the

three

months

ended March

31, 2025

and
2024 and the

related notes (collectively referred

to as the

“condensed consolidated interim financial

statements”).
Based on

our reviews,

we are

not aware

of any

material modifications

that should

be made

to the

condensed
consolidated interim

financial statements

for them

to be

in conformity

with U.S.

generally accepted

accounting
principles.

We

have

previously

audited,

in

accordance

with

the

standards

of

the

Public

Company

Accounting

Oversight
Board (United States) (PCAOB), the

consolidated balance sheet of the Company

as of December 31, 2024, the
related consolidated statements

of operations

and comprehensive

income, stockholders'

equity and cash

flows
for the year then ended, and

the related notes (not presented herein), and

in our report dated February 19, 2025,
we

expressed

an

unqualified

audit

opinion

on

those

consolidated

financial

statements.

In

our

opinion,

the
information set

forth in

the accompanying

condensed consolidated

balance sheet

as of December

31, 2024,

is
fairly stated, in all material

respects, in relation to the consolidated balance

sheet from which it has been

derived.
The Company's Ability to Continue as a Going Concern

As disclosed

in Note

1, to

the condensed

consolidated interim

financial statements,

certain conditions

indicate
that the Company

may be

unable to continue

as a going

concern. The

accompanying condensed

consolidated
interim financial statements do

not include any

adjustments that might result

from the outcome

of this uncertainty.
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
May 8, 2025.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

24
ITEM 2.

MANAGEMENT’S DISCUSSION

AND ANALYSIS

OF FINANCIAL

CONDITION AND

RESULTS

OF
OPERATIONS
The

following

Management’s

Discussion

and

Analysis

of

our

Financial

Condition

and

Results

of

Operations
should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes to those statements

included elsewhere in this

Quarterly Report on Form

10-Q. In addition, this

Quarterly
Report on Form 10-Q

should be read

in conjunction with

the Consolidated Financial

Statements for year ended
December 31,

2024

included

in

Coronado

Global

Resources

Inc.’s

Annual

Report

on

Form 10-K

for

the

year
ended December 31, 2024, filed with the SEC and the

ASX on February 19, 2025.
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
●

our indebtedness and ability to

comply with the covenants and other

undertakings under the agreements
governing

such

indebtedness,

including

our

ability

to

amend

or

replace

the

ABL

Facility

(as

defined
below) on favorable terms or at all;
●

risks

related

to

international

mining

and

trading

operations,

including

any

changes

in

tariffs

or

tariff
policies and

other barriers

to trade.

For example,

on March

12, 2025,

the U.S.

government imposed

a
25% tariff on steel

imports, and on April

2, 2025, the U.S.

government announced a

baseline 10% tariff
on certain imports and higher tariffs

on imports from certain countries. These

developments underscore
the risk and volatility in global supply chains, financial

markets and international trade policies;
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

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

25
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

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

26
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

31, 2024,
filed with the SEC and ASX

on February 19, 2025 for

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

debt), which we define

as cash and

cash equivalents (excluding restricted cash)

less outstanding
aggregate principal amount of the Notes and other

interest-bearing liabilities.
Coal revenues are

shown in our

statement of operations

and comprehensive income

exclusive of other

revenues.
Generally, export

sale contracts on Free on Board,

or FOB, require us to bear the

cost of freight from our mines
to

the

applicable

outbound

shipping

port,

while

freight

costs

from

the

port

to

the

end

destination

are

typically
borne

by

the

customer.

Certain

export

sales

from

our

U.S.

Operations

are

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

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

27
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

Segment Adjusted EBITDA is used as
a supplemental

financial measure

by management

and by

external users

of our

financial statements,

such

as
investors, industry analysts and lenders, to assess the operating performance of our business.
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

a leading producer,

global marketer

and exporter

of high-quality

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

Overview
Our results for the three months ended March 31, 2025, were significantly impacted by subdued performance of
the

Met

coal

markets,

which

led

to

a

substantial

decline

in

market

prices

of

coal,

characterized

by

reduced
demand from

key steel

producing regions,

such as

China, Europe

and India,

macroeconomic uncertainty,

and
evolving trade dynamics,

which outweighed

the reduced supply

from expected

wet weather

in the beginning

of
the year.

The Australian

Premium Low

Volatile

Hard Coking

Coal index,

or AUS

PLV

HCC, averaged

$185.1 per

Mt for
the three months ended March

31, 2025, $123.3 per

Mt lower compared to the

same period in 2024, and

$17.7
Mt lower compared to the three months ended December

31, 2024.
Although coal

markets

remained

unfavorable

during

the quarter,

our

U.S.

and

Australia

operations

performed
broadly in

line with

our expected

results.

Overall run-of-mine, or

ROM, coal

production was

on plan

despite above-
average seasonal wet

weather at our

Australian Operations and

lost-time due to

unforeseen equipment downtime
and

adverse

geological

features

impacting

production

yield

at

our

U.S.

Operations.

These

challenges

were
effectively

managed,

reflecting

the

operational

resilience

and

discipline

across

our

business.

Our

saleable
production was

3.5 MMt

for the

three months

ended March

31, 2025,

0.1 MMt

higher than

the same

period in
2024. Sales volume

of 3.4 MMt

for the three

months ended

March 31, 2025,

was 0.3 MMt

lower than the

three
months ended

March 31,

2024. Higher

sales volume

for the

three months

ended March

31, 2024

was largely
driven by our

Australian Operations,

which drew on

significant coal inventory

available, built in

December 2023
due to logistical issues at port.
Coal revenues of $441.5

million for the three

months ended March 31,

2025, decreased $191.5 million compared
to the same

period in 2024,

driven by $53.0

per Mt sold

lower average Met

realized price

compared to

the first
quarter in 2024.

Mining costs

for the

three months

ended March

31, 2025,

were $76.6

million lower

compared to

the corresponding
period in

2024,

driven primarily

by contractor

fleets

demobilized

at our

Australian

Operations

in

2024 and

the

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

28
associated

cost

savings,

and

favorable

average

foreign

exchange

rates

on

translation

of

the

Australian
Operations for the

three months ended

March 31, 2025.

Mining costs per

Mt sold was

$112.8 for the three

months
ended March

31, 2025,

which was

$12.8 per

Mt sold

lower compared

to three

months ended

March 31,

2024,
driven by lower mining costs partially offset by

lower sales volume of 0.3 MMt.
Liquidity and Going Concern
Coronado

had

cash

and

cash

equivalents

(excluding

restricted

cash)

of

$229.5

million

and

$95.7

million

of
undrawn capacity under a senior secured asset-based revolving credit agreement in an initial aggregate amount of $150.0 million, or the ABL Facility,

as of March 31, 2025. Our net debt of

$194.9 million as of March 31, 2025
comprised of $424.4 million

of aggregate principal amount

of interest-bearing liabilities outstanding less

cash and
cash equivalents (excluding restricted cash).

On December

30, 2024,

we completed

an agreement,

or the

Waiver Agreement,

with the

Administrative Agent
under the ABL Facility to temporarily waive the Company’s compliance with the interest coverage ratio covenant between December 31, 2024 to March 30, 2025.

Pursuant to the Waiver Agreement, we are required to maintain an

aggregate

cash

balance

of

at

least

$100.0

million

until

such

time

that

we

submit

a

covenant

compliance
certificate to

the Lenders

pursuant to

the ABL

Facility

which demonstrates

that we

are in

compliance

with the
interest coverage ratio covenant.

Subsequently,

we completed a

waiver agreement

with the Administrative

Agent under

the ABL Facility

to defer
the financial

covenants test

period from

the twelve

months to

March 31,

2025 to

the twelve

months to

May 31,
2025

and

to

waive

the

Review

Event

under

the

terms

of the

ABL

Facility

due

to

the

downgrade

of

our credit
ratings up to April 2025. Pursuant to the terms of this waiver agreement we are required to cash collateralize the outstanding

bank

guarantees

issued

under

the

ABL

facility

and

the

committed

availability

for

revolving

loans
under the ABL Facility can be restricted

at the ABL Lenders’ discretion.

In addition, pursuant to the terms

of this
waiver agreement, the Cash Balance Covenant is reduced by any amount held as cash collateral under the ABL
Facility.
The committed

availability of

the ABL

Facility is

subject to

Lenders’ discretion

and dependent

on our

ability to
obtain further waivers or deferment for the financial covenants test periods beyond May 31, 2025.

Our cash

flow projections,

risks to

available liquidity,

the continued

uncertainty surrounding

global coal

market
fundamentals, including the impact of tariffs

on our export coal trade and global supply chains,

and recent credit
rating downgrades raise substantial

doubt about whether the

Company will be able

to meet its

obligations as they
become due within one year after the date of this Quarterly

Report on Form 10-Q.
While

management

has

developed

plans

intended

to

address

the

conditions

described

above

that

raised
substantial doubt

about our

ability to

continue

as a

going concern,

including pursuing

the potential

alternative
asset-based lending facilities, satisfaction of certain conditions are outside our control and as such management are

not

able

to

conclude

that

the

successful

completion

of

such

plans

is

probable

at

this

time.

However,
management continues to actively

pursue these initiatives and

remains confident in its

efforts to secure additional
sufficient liquidity and strengthen our financial

position.
Accordingly, we concluded that

substantial doubt exists

regarding our ability

to continue as

a going

concern within
one year after the date of the accompanying Condensed

Consolidated Financial Statements.
Safety
For our

Australian Operations, the

twelve-month rolling average Total Reportable Injury Frequency

Rate at March
31, 2025

was 2.57,

compared to

a rate

of 2.22

at the

end of

December 31,

2024. At

our U.S.

Operations, the
twelve-month rolling average

Total

Reportable Incident

Rate at March

31, 2025 was

1.5, compared to

a rate of
2.21 at the end of December 31, 2024.

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

statements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

29
Three Months Ended March 31, 2025 Compared to

Three Months Ended March 31, 2024
Summary
The financial and operational highlights for the three months ended March 31, 2025 include:
●

Net loss for the three months ended March 31, 2025 of $96.2 million was $67.2 million higher compared to a loss of

$29.0 million for

the three months ended

March 31, 2024. Higher

losses were primarily

due
to lower average realized

prices

and lower sales

volume,

which were partially

offset by lower

operating
costs and higher income tax benefit.

●

The average realized Met

price per Mt sold

of $151.3 for the

three months ended

March 31, 2025, was
$53.0 per

Mt sold

lower compared

to $204.3

per Mt

sold for

the same

period

in 2024.

Lower realized
prices were a

result of the

declining coking coal

index prices due

to soft demand

from key steel-producing
markets.
●

Sales volume

of 3.4 MMt

for the three

months ended

March 31, 2025

was 0.3 MMt

lower compared

to
the same period

in 2024. Higher

sales in the

first quarter of

the prior year

was driven by

the availability
of higher opening

port stocks caused by

logistical issues in December

2023 at our Australian

Operations.

●

Adjusted EBITDA

loss for

the three

months ended

March 31,

2025 was

$72.8 million

compared to

an
adjusted EBITDA of $14.6 million

for the three months ended

March 31, 2024. The loss

was due to lower
coal sales revenues,

partially offset by lower operating costs.

Three months ended

March 31,
2025 2024 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 441,451 $ 632,993 $ (191,542)

(30.3)%
Other revenues 7,797 35,156 (27,359)

(77.8)%
Total

revenues
449,248 668,149 (218,901)

(32.8)%
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 390,291 472,521 (82,230)

(17.4)%
Depreciation, depletion and amortization 40,521 45,349 (4,828)

(10.6)%
Freight expenses 60,188 56,822 3,366

5.9%
Stanwell rebate 21,853 31,451 (9,598)

(30.5)%
Other royalties 41,353 85,160 (43,807)

(51.4)%
Selling, general, and administrative expenses

8,333 8,815 (482)

(5.5)%
Total

costs and expenses
562,539 700,118 (137,579)

(19.7)%
Other income (expenses):
Interest expense, net (17,898) (13,329) (4,569)

34.3%
(Increase) decrease in provision for

credit losses (630) 173 (803)

(464.2)%
Other, net (2,213) 12,012 (14,225)

(118.4)%
Total

other expenses, net
(20,741) (1,144) (19,597)

1,713.0%
Net loss before tax (134,032) (33,113) (100,919)

304.8%
Income tax benefit 37,834 4,112 33,722

820.1%
Net loss attributable to Coronado Global
Resources, Inc. $ (96,198) $ (29,001) $ (67,197)

231.7%
Coal Revenues
Coal revenues

were $441.5

million for

the three

months ended

March 31,

2025, a

decrease of

$191.5 million,
compared to $633.0 million for the three months ended

March 31, 2024. This decrease was primarily attributable
to lower average realized Met price and lower export Met sales volume.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

30
Other Revenues
Other revenues typically

include amortization of

the Stanwell non-market

coal supply contract

obligation liability
applicable to our Australian Operations. Other

revenues in the 2024 period included a

non-recurring termination
fee of $25.0 million from the coal sales contract cancelled

at our U.S. Operations.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total

cost

of coal

revenues

was

$390.3

million

for the

three

months

ended

March

31,

2025, $82.2

million,

or
17.4% lower, compared to

$472.5 million for the three months ended March 31, 2024.

Cost

of coal

revenues

for

our Australian

Operations

for the

three

months

ended

March

31, 2025,

were $78.4
million

lower

compared

to

the

same

period

in

2024,

primarily

driven

by

cost

savings

from

demobilization

of
contractor fleets

since late March

2024 and associated

costs, following completion

of the

historical pre-strip waste
deficit works and favorable average foreign exchange rates

on translation of the Australian Operations.
Cost of coal

revenues for our U.S.

Operations for the three

months ended March 31,

2025, was $3.8 million

lower
compared to the three months ended March

31, 2024, attributable to lower coal purchases

and higher inventory
stockpiles, as saleable production exceeded sales volume.

Depreciation, Depletion and Amortization
Depreciation,

depletion

and

amortization

was

$40.5

million

for

the

three

months

ended

March

31,

2025,

a
decrease of $4.8

million, compared to

$45.3 million for

the three months

ended March 31,

2024. The decrease
was

associated

with

changes

to

depreciation

rates

following

annual

useful

life

review

and

favorable

average
foreign exchange rates on translation of the Australian

Operations.

Stanwell Rebate
The Stanwell rebate

was $21.9

million for the

three months

ended March

31, 2025,

a decrease

of $9.6 million,
compared to $31.5 million for

the three months ended March

31, 2024. The decrease was largely

driven by lower
realized

reference

coal

pricing

for the

prior

twelve-month

period

applicable

to

three

months

ended

March

31,
2025, used

to calculate

the rebate

compared to

the same

period in

2024, and

favorable foreign

exchange rate
on translation of our Australian Operations.

Other Royalties
Other

royalties

were

$41.4

million

in

the

three

months

ended

March

31,

2025,

a

decrease

of

$43.8

million
compared to $85.2 million for the three months

ended March 31, 2024, a product of lower

coal revenues coupled
with a favorable foreign exchange rate on translation

of our Australian Operations.

Interest expense, net
Interest expense, net was

$17.9 million for the

three months ended

March 31, 2025, an

increase of $4.6 million
compared

to

$13.3

million

for

the

three

months

ended

March

31,

2024.

The

increase

was

driven

by

higher
average

indebtedness,

due

to

additional

borrowings

under

the

Notes

and

the

Curragh

Housing

Transaction,
during the

three months

ended March

31, 2025,

compared to

the same

period in

2024, and

partially offset

by
higher interest income on cash equivalents and restricted

deposits.
Other, net
Other, net

was at a loss of

$2.2 million for the three

months ended March 31,

2025, a decrease of

$14.2 million
compared to an income

of $12.0 million for

the three months

ended March 31, 2024.

The decrease was

largely
attributable to

the lower

foreign exchange

losses in

the translation

of short-term

inter-entity balances

between
certain

entities

within

the

group

that

are

denominated

in

currencies

other

than

their

respective

functional
currencies.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

31
Income Tax Benefit

Income tax benefit

was $37.8

million for the

three months ended

March 31, 2025

,

an increase of

$33.7 million,
compared to

$4.1 million

for the

three months

ended March

31, 2024,

driven by

a higher loss

before tax

in the
2025 period.
We have

historically

calculated

the provision

for income

taxes during

interim reporting

periods

by applying

an
estimate of the annual effective tax rate for the full fiscal year to “ordinary”

income or loss (pretax income or loss
excluding unusual or

infrequently occurring

discrete items)

for the reporting

period. We

used an actual

discrete
geographical effective tax rate method to calculate

taxes for the three-month period ended March 31,

2024.
Supplemental Segment Financial Data
Three months ended March 31, 2025 compared to three months

ended March 31, 2024
Australia
Three months ended

March 31,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 2.2 2.5 (0.3) (10.7)%
Total

revenues ($)
273,277 436,106 (162,829) (37.3)%
Coal revenues ($) 266,024 427,597 (161,573) (37.8)%
Average realized price per Mt sold ($/Mt) 118.3 169.8 (51.5) (30.3)%
Met coal sales volume (MMt) 1.6 1.8 (0.2) (9.8)%
Met coal revenues ($) 250,065 408,303 (158,238) (38.8)%
Average realized Met price per Mt sold ($/Mt) 152.9 225.2 (72.3) (32.1)%
Mining costs ($) 242,008 317,864 (75,856) (23.9)%
Mining cost per Mt sold ($/Mt) 107.6 126.9 (19.3) (15.2)%
Operating costs ($) 338,367 462,733 (124,366) (26.9)%
Operating costs per Mt sold ($/Mt) 150.5 183.7 (33.2) (18.1)%
Segment Adjusted EBITDA ($)

(64,844) (26,227) (38,617) 147.2%
Coal revenues for our Australian Operations, for the three months ended March 31, 2025, were $266.0 million, a decrease of

$161.6 million,

or 37.8%, compared

to $427.6

million for

the three

months ended

March 31, 2024

.
This decrease was largely driven by

average realized Met price per Mt

sold of $152.9, $72.3 lower compared

to
$225.2 per Mt sold

during the same period

in 2024, and 0.2

MMt lower Met sales

volume, partially offset

by the
benefits of lower thermal coal sales to Stanwell at below

market rates.
Operating costs decreased by

$124.4 million, or 26.9%,

for the three months ended

March 31, 2025, compared
to the

three months

ended March

31, 2024,

driven by

lower mining

costs, Stanwell

rebate and

other royalties.
Mining costs

were $75.9

million lower

for the

three months

ended March

31, 2025,

driven primarily

by cost

savings
from demobilization

of contractor fleets

in 2024 and

favorable average

foreign exchange rates

on translation

of
our Australian

Operations.

Mining and

Operating

costs per

Mt sold

were $19.3

and $33.2

lower,

respectively,
compared to the same period in 2024, despite lower sales volume

.
Segment Adjusted EBITDA loss

of $64.8 million for the three

months ended March 31, 2025,

was $38.6 million,
or 147.2%, higher compared to $26.2 million for the three months ended March 31, 2024, largely driven by lower
coal revenues,

partially offset by lower operating costs.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

32
United States
Three months ended

March 31,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 1.2 1.2 — (2.2)%
Total

revenues ($)
175,971 232,043 (56,072) (24.2)%
Coal revenues ($) 175,427 205,396 (29,969) (14.6)%
Average realized price per Mt sold ($/Mt) 146.5 167.8 (21.3) (12.7)%
Met coal sales volume (MMt) 1.2 1.1 0.1 1.6%
Met coal revenues ($) 171,437 193,531 (22,094) (11.4)%
Average realized Met price per Mt sold ($/Mt) 149.0 170.9 (21.9) (12.8)%
Mining costs ($) 146,815 147,584 (769) (0.5)%
Mining cost per Mt sold ($/Mt) 122.6 122.9 (0.3) (0.2)%
Operating costs ($) 175,318 183,221 (7,903) (4.3)%
Operating costs per Mt sold ($/Mt) 146.5 149.7 (3.2) (2.1)%
Segment Adjusted EBITDA ($)

378 49,228 (48,850) (99.2)%
Coal

revenues

for

our

U.S.

Operations

decreased

by

$30.0

million,

or

14.6%,

to

$175.4

million

for

the

three
months ended

March 31,

2025, compared

to $205.4

million for

the three

months

ended March

31, 2024.

The
decrease was

attributed to

lower average

realized Met

price per

Mt sold

of $149.0

for the

three months

ended
March 31, 2025, $21.9 per Mt sold lower than the 2024 period, caused by declining benchmark prices and lower prices achieved from annual domestic price contracts

compared to 2024.

Operating

costs

decreased

by

$7.9

million

to

$175.3

million

for

the

three

months

ended

March

31,

2025,
compared to the

three months

ended March

31, 2024,

due to

lower coal purchase,

lower freight expenses

and
other royalties.

Mining

costs

remained

broadly

in

line

with

the same

period

in

2024, as

the

benefits

of higher
inventory stock

from higher production,

were offset

by unforeseen maintenance

costs resulting from

equipment
breakdowns and adverse geological conditions.

Segment

Adjusted

EBITDA

of

$0.4

million

for

the

three

months

ended

March

31,

2025,

decreased

by

$48.9
million

compared

to

$49.2

million

for

the

three

months

ended

March

31,

2024,

primarily

driven

by

lower

coal
revenues and other revenues, partially offset by

lower operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended

March 31,
2025 2024 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 8,333 $ 8,815 $ (482) (5.5)%
Other, net 17 (435) 452 (103.9)%
Total

Corporate and Other Adjusted EBITDA

$ 8,350 $ 8,380 $ (30) (0.4)%
Corporate and

other Adjusted

EBITDA of

$8.4 million

for the

three months

ended March

31, 2025,

was largely
consistent with the three months ended March 31, 2024

.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

33
Mining and

operating costs

for the

three months

ended March

31, 2025

compared to

three months
ended March 31, 2024
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended March 31, 2025
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 355,125 $ 198,538 $ 8,876 $ 562,539
Less: Selling, general and administrative
expense — — (8,333) (8,333)
Less: Depreciation, depletion and amortization (16,758) (23,220) (543) (40,521)
Total operating costs 338,367 175,318 — 513,685
Less: Other royalties (32,414) (8,939) — (41,353)
Less: Stanwell rebate (21,853) — — (21,853)
Less: Freight expenses (40,624) (19,564) — (60,188)
Less: Other non-mining costs (1,468) — — (1,468)
Total mining costs 242,008 146,815 — 388,823
Sales Volume excluding non-produced

coal
(MMt) 2.2 1.2 — 3.4
Mining cost per Mt sold ($/Mt) 107.6 122.6 — 112.8
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

2025 compared to three
months ended March 31, 2024
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended

March 31,
2025 2024 Change %
(in US$ thousands)
Met coal sales volume (MMt) 2.8 2.9 (0.1) (5.4)%
Met coal revenues ($) 421,502 601,834 (180,332) (30.0)%
Average realized Met price per Mt sold ($/Mt) 151.3 204.3 (53.0) (26.0)%

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

34
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended

March 31,
(in US$ thousands) 2025 2024
Reconciliation to Adjusted EBITDA:
Net loss
$
(96,198)
$
(29,001)
Add: Depreciation, depletion and amortization 40,521 45,349
Add: Interest expense (net of interest income)

17,898 13,329
Add: Other foreign exchange losses (gains)

332 (11,263)
Add: Income tax benefit (37,834) (4,112)
Add: Losses on idled assets 1,835 492
Add: Increase (decrease) in provision for credit losses 630 (173)
Adjusted EBITDA

$
(72,816)
$
14,621
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

operations,
working capital,

capital

expenditure,

debt

service

obligations,

business

or assets

acquisitions

and

payment

of
dividends.

Our ability to generate sufficient cash

depends on our future performance,

which may be subject to a number

of
factors beyond our control,

including general economic, financial,

competitive and weather conditions

and other
risks described

in this

Quarterly Report

on Form

10-Q, Part

I, Item

1A. “Risk

Factors” of

our Annual

Report on
Form 10-K for the year ended December 31, 2024, filed

with the SEC and ASX on February 19, 2025.

Sources of liquidity as of March 31, 2025 and December

31, 2024 was as follows:
(in US$ thousands)
March 31,
2025
December 31,
2024
Cash and cash equivalents, excluding restricted cash

$ 229,451 $ 339,374
Availability under the ABL Facility (1) 95,658 128,563
Total $ 325,109 $ 467,937
(1)
The ABL

Facility provides

for up

to $150.0

million in

borrowings, including

a $100.0

million sublimit

for the

issuance of
letters of credit, of

which $21.7 million has

been issued as

of March 31,

2025, and a $70.0

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

As of April 20, 2025, availability under the

ABL Facility reduced
to $76.0 million.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

35
Our total indebtedness as of March 31, 2025 and December 31,

2024 consisted of the following:
(in US$ thousands)
March 31,
2025
December 31,
2024
Current installments of interest bearing liabilities $ 1,537 $ 1,477
Interest bearing liabilities, excluding current installments 422,815 422,995
Current installments of other financial liabilities and other finance lease obligations 7,587 6,163
Other financial liabilities and finance lease obligations, excluding current installments 26,164 19,694
Total $ 458,103 $ 450,329
Liquidity
Coronado has been significantly

impacted by declining demand

and prices in the

coal market that impacted

our
earnings during the year ended December 31,

2024 and through March 31, 2025. As a

result, on December 30,
2024, we completed an agreement with the Administrative Agent under the ABL Facility to temporarily waive the
Company’s

compliance

with

the

interest

coverage

ratio

covenant

between

December

31,

2024

to

March

30,
2025.

Subsequently, the Company completed a waiver agreement with the Administrative Agent under the ABL Facility
to defer

the financial

covenants test

period from

the twelve

months to

March 31,

2025 to

the twelve

months to
May 31,

2025 and

to waive certain

other covenants. Pursuant

to the

terms of

this waiver agreement,

the Company
is required to

cash collateralize the outstanding

bank guarantees issued under

the ABL facility and

the committed
availability for revolving loans under the ABL Facility can be restricted at the ABL Lenders’ discretion.

As of

the date

of this

Quarterly Report

on Form

10-Q, the

Company has

agreed non-binding

term sheets

with
independent third-party lenders, pursuant

to which these parties

may provide an asset-based

lending facility,

or
an alternative facility,

with a borrowing base of up to $150.0 million.
We continue

to pursue

a number

of initiatives

including, among

other things,

further operating

and capital

cost
control measures,

potential

other funding

measures,

including refinancing,

restructuring

or amending

terms

of
our ABL

Facility with existing

lenders or

third parties, prepayments

for future

coal sales, temporary

idling of

certain
mining leases, and negotiated alternative payment terms

with creditors.
There can be

no assurance that

we will be

successful in the

execution of such

plans. However,

we continue

to
actively pursue

these initiatives

and remain confident

in our efforts

to secure

additional liquidity

and strengthen
our financial position.
Based on

our outlook

for the

next twelve

months, which

is subject

to uncertainties

with respect

to execution

of
the financing

initiatives described above,

continued changing demand

from our

customers, volatility in

coal prices,
current and future trade barriers and tariffs and the uncertainty of impacts from ongoing civil unrest and wars, we
believe expected

cash generated

from operations

together with

our sources

of liquidity

and other

strategic and
financial initiatives,

may not

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

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

36
As of

March 31, 2025,

the letter of

credit sublimit had

been partially used

to issue $21.7

million of

bank guarantees
on

behalf

of

the

Company

and

no

amounts

were

drawn

and

no

letters

of

credit

were

outstanding

under

the
revolving credit sublimit of the ABL Facility.

On December 30, 2024, the Company completed the

Waiver Agreement with the Administrative Agent under the
ABL Facility

to temporarily

waive compliance

with the

ABL Facility’s

interest coverage

ratio covenant

between
December 31, 2024 to March 30, 2025, or the waiver period. Pursuant the Waiver

Agreement, the Company will
be

required

to

maintain

the

Cash

Balance

Covenant,

until

such

time

that

we

submit

a

covenant

compliance
certificate to

the Lenders

pursuant to

the ABL

Facility which

demonstrates the

Company is

in compliance

with
the interest coverage

ratio covenant. The

Cash Balance Covenant

commenced on February

19, 2025, the

time
that the Company submitted its covenant compliance

certificate for December 31, 2024.
Subsequently, the Company completed a waiver agreement with the Administrative Agent under the ABL Facility
to defer

the financial

covenants test

period from

the twelve

months to

March 31,

2025 to

the twelve

months to
May 31,

2025 and

to waive

the Review

Event under

the terms

of the ABL

Facility due

to the

downgrade of

the
Company’s

credit

ratings

up

to

April

2025.

Pursuant

to

the

terms

of

this

waiver

agreement

the

Company

is
required to cash collateralize the outstanding bank guarantees issued under the ABL Facility and the committed
availability for revolving loans under the ABL

Facility can be restricted at the

ABL Lenders’ discretion.

In addition,
pursuant the terms

of this waiver

agreement, the Cash Balance

Covenant is reduced

by any amount

held as cash
collateral under the ABL Facility.

The committed

availability

of the

ABL Facility

is subject

to the

ABL Lenders’

discretion

and dependent

on the
Company’s ability to obtain further waivers or deferment for the financial covenants test periods beyond May 31,
2025.
Unless the Company obtains further waivers or deferment for the financial covenants test periods under the ABL
Facility, any

breach of such financial covenants

would constitute an event of

default under the terms

of the ABL
Facility and

the Lenders

shall declare

all amounts

owing under

the ABL

Facility immediately

due and

payable,
terminate such

Lenders’

commitments

under

the

ABL Facility,

require

the

Borrowers

to cash

collateralize

any
letter of credit obligations and/or exercise any and all remedies and other rights under the ABL Facility.
Refer to Part I, Item 1, Note 10. “Interest Bearing Liabilities”

for further information.

9.250% Senior Secured Notes
As of

March 31,

2025, the

aggregate principal

amount of

the 9.250%

Senior Secured

Notes due

2029, or

the
Notes, outstanding was $400.0 million.
The Notes were issued at par and bear

interest at a rate of 9.250% per annum. Interest

on the Notes is payable
semi-annually in arrears on April 1 and October 1 of each year, which began on April 1, 2025. The Notes mature on October 1, 2029 and are senior secured obligations

of the Issuer.

The terms of

the Notes

are governed

by an indenture,

dated as

of October

2, 2024, among

Coronado Finance
Pty Ltd, as

issuer, Coronado Global Resources Inc,

as guarantor, the subsidiaries of

Coronado Global Resources
Inc., named therein, as additional guarantors, and Wilmington Trust, National Association, as trustee and priority lien

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

Decline

(each

as

defined

in

the

Indenture),

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
90% of the Notes outstanding

prior to such Change of

Control Triggering Event.

Upon the occurrence of certain
changes in tax law (as described in the Indenture), the Issuer may redeem all of the Notes at a redemption price equal to 100% of the principal

amount of the Notes to

be redeemed plus accrued and

unpaid interest, if any,

to,
but excluding, the redemption date.

As of March 31, 2025, the Company was in compliance with

all applicable covenants under the Indenture.
Refer to Part I, Item 1, Note 10. “Interest Bearing Liabilities

”

for further information.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

37
We may redeem

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
In 2024, the Company completed

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

Sheets. The term

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
the same

regional

infrastructure

and accommodation

service provider.

This amount

was recorded

as “Interest
Bearing Liabilities” in the unaudited Condensed Consolidated Balance Sheets. The amount borrowed is payable in equal monthly installments over a period of ten years,

with an effective interest rate of 14.14%.

Refer to Part

I, Item I.

Note 10. “Interest

Bearing Liabilities”

and Note 11.

“Other Financial

Liabilities” for further
information.
Finance leases
During the

three months

ended March

31, 2025,

the Company

entered into

various finance

lease agreements.
Our total finance lease commitments were $8.7 million as at March 31, 2025. The terms of the outstanding lease
agreements mature through March 2029, and bear fixed interest rates ranging from 8.55% to 10.0%.
Surety bonds, letters of credit and bank guarantees
We

are

required

to

provide

financial

assurances

and

securities

to

satisfy

contractual

and

other

requirements
generated in the

normal course of

business. Some of

these assurances are provided

to comply with

state or other
government agencies’ statutes and regulations.

For

the

U.S.

Operations,

in

order

to

provide

the

required

financial

assurance

for

post

mining

reclamation,

we
generally

use surety

bonds.

We

also

use surety

bonds

and bank

letters

of credit

to collateralize

certain

other
obligations including contractual obligations under workers’ compensation insurances. As of March 31, 2025, we had outstanding surety bonds of $43.8 million and $16.8 million of letters of credit issued from our letter of credit
sublimit available under the ABL Facility.
For

the

Australian

Operations,

as

at

March

31,

2025,

we

had

bank

guarantees

outstanding

of

$23.9

million,
including $4.8 million issued from the letter of credit sublimit available under the ABL Facility, primarily in respect of certain rail and port take-or-pay arrangements of the

Company.

As at March 31, 2025, we have

in aggregate had total outstanding

bank guarantees provided of $40.7

million to
secure its

obligations and

commitments, including

$21.7 million

issued for

the letter

of credit

sublimit available
under the ABL Facility.

Future regulatory changes

relating to these

obligations could result

in increased obligations,

additional costs or
additional collateral requirements.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

38
Restricted deposits – cash collateral
As required

by certain

agreements, we

have total

cash collateral

in the

form of

deposits of

$68.8 million

as of
March

31,

2025

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
31, 2025, no

letter of credit

was outstanding after

the expiration

or termination

date and no

cash collateral

was
required.
Dividend
On February 19,

2025, our Board

of Directors declared

a bi-annual fully

franked fixed ordinary

dividend of $8.4
million,

or

0.5

cents

per

CDI.

On

April

4,

2025,

the

Company

paid

$8.3

million

to

holders,

net

of

$0.1

million
foreign exchange

gain on

payment of

dividends to

certain CDI

holders who

elected to be

paid in

Australian dollars.
Capital Requirements
Our main uses of cash have historically been the

funding of our operations, working capital, capital expenditure, and the payment

of interest

and dividends. We

intend to use

cash to fund

debt service payments

of our Notes,
the ABL

Facility and

our other

indebtedness, to

fund operating

activities, working

capital, capital

expenditures,
including organic growth projects, business or assets

acquisitions and, if declared, payment of dividends.
Historical Cash Flows

The following table

summarizes our cash

flows for the

three months ended

March 31, 2025

and 2024, as

reported
in the accompanying consolidated financial statements:
Cash Flow
Three months ended
March 31,
(in US$ thousands) 2025 2024
Net cash used in operating activities $ (37,265) $ (53,776)
Net cash used in investing activities (70,919) (55,312)
Net cash used in financing activities (1,544) (857)
Net change in cash and cash equivalents

(109,728) (109,945)
Effect of exchange rate changes on cash and cash

equivalents
(195) (4,406)
Cash and cash equivalents at beginning of period 339,625 339,295
Cash and cash equivalents at end of period

$ 229,702 $ 224,944
Operating activities
Net cash used in operating activities was $37.3 million for the three months ended March 31, 2025, compared to
$53.8 million for the three months ended March 31, 2024. The decrease in cash used in operating activities was
driven by favorable working capital movement caused by timing whereby lower payments to suppliers exceeded
lower receipts from customers, partially

offset by higher interest payment

of $20.5 million during

the three months
ended March 31, 2025, and a tax refund of $12.4 million

included in the three months ended March 31, 2024.

Investing activities
Net cash used in investing activities was $70.9 million for the three months ended March 31, 2025, compared to
$55.3 million

for the

three months ended

March 31,

2024. Cash

spent on

capital expenditures for

the three

months
ended March 31, 2025, was

$72.1 million, of which $45.0

million related to the Australian

Operations and $27.1
million related to the U.S.

Operations. The increase in

capital expenditures

was largely due to the

investment in
organic growth projects at both of our U.S. Operations

and Australian Operations.
Contractual Obligations
There were no

material changes

to our contractual

obligations from

the information

previously provided

in Item
7.

“Management’s

Discussion

and

Analysis

of

Financial

Conditions

and

Results

of

Operations”

of

our

Annual
Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and

ASX on February 19, 2025.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

39
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
Our

critical

accounting

policies

are discussed

in

Item

7. “Management’s

Discussion

and

Analysis

of Financial
Condition and Results of

Operations” of our Annual

Report on Form 10-K for

the year ended December

31, 2024,
filed with the SEC and ASX on February 19, 2025.
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
19, 2025.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

40
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

As of March 31, 2025, we had $19.4
million

of

outstanding

provisionally

priced receivables

subject

to changes

in

the

relevant

price

index.

If

prices
decreased

10%,

these

provisionally

priced

receivables

would

decrease

by

$1.9

million.

See

Item

1A.

“Risk
Factors—Our profitability

depends upon

the prices

we receive

for our

coal. Prices

for coal

are volatile

and can
fluctuate widely

based upon

a number

of factors

beyond our

control” in

our Annual

Report on

Form 10-K

filed
with the SEC and ASX on February 19, 2025.
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
As of March 31, 2025, we had $458.1 million of fixed rate borrowings and Notes and no variable-rate borrowings outstanding.
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

$26.9 million for

the three
months ended March 31, 2025.
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

Form 10-Q March 31, 2025

41
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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of March 31, 2025, we had financial assets of $467.3 million, comprising of cash and cash equivalents, trade
and other receivables and restricted

deposits, all of which

are exposed to varied levels

of counterparty credit risk.
These

financial

assets

have

been

assessed

under

ASC

326,
Financial

Instruments

–

Credit

Losses
,

and

a
provision for discounting and credit losses of $1.3 million

was recorded as of March 31, 2025.

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

42
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

Form 10-Q March 31, 2025

43
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal and

regulatory proceedings. For a description of our significant legal proceedings
refer

to

Note 17. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I, Item 1. “Financial

Statements” of

this Quarterly

Report on

Form 10-Q,

which information

is incorporated
by reference herein.
ITEM 1A.

RISK FACTORS

Except as set forth below,

there were no material changes

to the risk factors previously

disclosed in Part I, Item
1A, “Risk Factors,” of

our Annual Report on

Form 10-K for the

year ended December 31,

2024, filed with the

SEC
and ASX on February 19,

2025. The risk factor presented below should be read in conjunction with all of the risk factors disclosed in the Company’s Annual Report

on Form 10-K for the year ended December 31,

2024.

As

a

result

of

operating

losses

and

negative

cash

flows

from

operations,

together

with

other

factors,
including

the

possibility

that

the

Company

will

not

be

able

to

obtain

further

covenant

waivers

or
otherwise remediate

covenant breaches,

could cause

the liquidity

provided by

the ABL

Facility to

become
unavailable. As such, we may not have sufficient liquidity to sustain our operations and to continue as a going concern.
The Company’s earnings

and cash flows from

operating activities have

been significantly impacted

by subdued
performance of Met

coal markets, which

has led to

low realized prices

for the coal

we sell. The

Company's current
operating forecasts, which include its current capital expenditure programs, indicate that we will continue to incur
losses from operations and generate negative

cash flows from operating activities. These projections and

certain
liquidity risks raise substantial doubt

about whether we will meet

our obligations as they

become due within one
year after the date of issuance of this Quarterly Report

on Form 10-Q.

On December 30, 2024, the Company completed the

Waiver Agreement with the Administrative Agent under the
ABL Facility to temporarily

waive the Company’s

compliance with the interest

coverage ratio covenant

between
December 31, 2024 to March 30, 2025. Pursuant to the Waiver Agreement, the Company is required to maintain an aggregate

cash

balance

of

at

least

$100.0

million

in

one

or more

accounts

with

the

Lenders,

or

the

Cash
Balance Covenant,

until such

time that

the Company

submit a

covenant compliance

certificate to

the Lenders
pursuant to the ABL

Facility which demonstrates

the Company is

in compliance with

the interest coverage

ratio
covenant.

Subsequently,

the Company

completed an

agreement with

the Administrative

Agent under

the ABL

Facility to
defer the financial covenants test period from the twelve months to

March 31, 2025 to the twelve months to May
31,

2025

and

to

waive

the

Review

Event

under

the

terms

of

the

ABL

Facility

due

to

the

downgrade

of

the
Company’s

credit

ratings

up

to

April

2025.

Pursuant

to

the

terms

of

this

waiver

agreement,

the

Company

is
required to cash collateralize the outstanding bank guarantees issued under the ABL Facility and the committed
availability for revolving loans under the ABL

Facility can be restricted at the

ABL Lenders’ discretion. In addition,
pursuant to the terms

of this waiver agreement,

the Cash Balance

Covenant is reduced

by any amount

held as
cash collateral under the ABL Facility.

Additionally,

there

is

significant

uncertainty

in

relation

to

the

ongoing

availability

of

the

ABL

Facility,

which

is
dependent on the

Company’s ability to obtain

further waivers or

deferment for the

financial covenants test

periods
beyond May

31, 2025,

and maintenance

of the

Cash Balance

Covenant. Unless

the Company

obtains further
waivers or deferment for the financial covenants test periods under the ABL Facility, any breach of such financial
covenants would constitute an event of default under the terms of the ABL Facility and the Lenders shall declare all amounts owing

under the ABL

Facility immediately

due and payable,

terminate such

Lenders’ commitments
under the ABL Facility, require the

Borrowers to cash collateralize any letter of credit obligations and/or exercise any and all remedies and other rights under the ABL Facility.
The indenture governing our Notes includes a cross-default provision.

If, following an event of default under the
ABL Facility,

the Lenders

declare all

amounts owing

under the

ABL Facility

immediately due

and payable,

we
may

be

required

to

immediately

repay

all

amounts

outstanding

under

the

Notes.

If

our

indebtedness

is
accelerated, we may not be able to

repay our debt or borrow sufficient

funds to refinance such indebtedness

on
favorable terms

or at

all. Furthermore,

if our

indebtedness

is accelerated,

we could

be forced

to pursue

other
strategic alternatives, including restructuring or reorganization.
As

a

result

of

these

factors,

including

the

Company’s

cash

flow

projections,

risks

to

available

liquidity,

the
continued

uncertainty

surrounding

global

coal

market

fundamentals,

such

as

the

impact

of

tariffs

on

the

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

44
Company’s export coal trade

and global supply chains,

and recent credit

rating downgrades, among others,

there
exists substantial doubt whether we will be able to continue as a going concern.

The accompanying Condensed Consolidated Financial Statements are prepared on a

going concern basis which
contemplates the realization

of assets and

discharge of liabilities

in the ordinary

course of business

and do not
include any

adjustments relating to

the recoverability and

classification of recorded

asset amounts or

the amounts
and classification of liabilities that might

result from the outcome of the

uncertainties described above. The report
from our

independent registered

public accounting

firm on

our Condensed

Consolidated Financial

Statements
for

the

quarter

ended

March

31,

2025

includes

an

explanatory

paragraph

that

indicates

the

existence

of
substantial doubt about our ability to continue as going concern.

While

we

are

currently

exploring

alternatives

for

other

sources

of

capital

for

ongoing

liquidity

needs

and
transactions

to

enhance

our

ability

to

comply

with

the

financial

covenants

under

our

ABL

Facility,

there

is
uncertainty as to whether our efforts will be

successful.
For example, we continue to

pursue a number of initiatives

including, among other things,

further operating and
capital cost control measures, potential other

funding measures, including refinancing, restructuring or amending terms of our ABL

Facility with existing lenders or third

parties, prepayments for future coal sales,

temporary idling
of certain

mining leases,

and negotiated

alternative payment

terms with

creditors.

We have

engaged financial
and other advisors to assist us in our efforts.
For instance, as

of the date

of this Quarterly

Report on Form

10-Q, the Company

has agreed non-binding

term
sheets with independent third-party lenders,

pursuant to which these

parties may provide an

asset-based lending
facility, or an alternative

facility, with a

borrowing base of up to $150.0 million.
However, there

can be no

assurance that our

plan to improve

our operating performance

and financial position
will be

successful

or that

we will

be able

to renegotiate

our current

ABL Facility

or obtain

additional financing,
including the proposed facility,

on commercially reasonable terms or

at all. As a result, our liquidity and ability

to
timely

pay

our

obligations

when

due

could

be

adversely

affected.

Furthermore,

our

creditors

may

resist
renegotiation or lengthening

of payment and other

terms through legal action

or otherwise. If we

are not able to
timely,

successfully

or

efficiently

implement

the

strategies

that

we

are

pursuing

to

improve

our

operating
performance and financial position, obtain

alternative sources of capital or

otherwise meet our liquidity needs,

we
may not have sufficient liquidity to sustain our operations

and to continue as a going concern.
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

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

45
ITEM 5.

OTHER INFORMATION
During the quarter

ended March 31,

2025, no director

or officer (as

defined in Rule 16a-1(f)

promulgated under
the Exchange

Act)

of the

Company
adopted

or
terminated

a “Rule

10b5-1

trading arrangement”

or “
non-Rule
10b5-1

trading arrangement” (as each term is defined in Item

408 of Regulation S-K).

Coronado Global Resources Inc.

Form 10-Q March 31, 2025

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
10.1
Employment Agreement dated February 3, 2025, between Curragh Queensland Mining Pty Ltd and Craig Manz.
10.2
Employment Agreement dated December 20, 2024, between Curragh Queensland Mining Pty
Ltd and Barend J. van der Merwe.
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

Form 10-Q March 31, 2025

47
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Barend J. van der Merwe
Barend J. van der Merwe
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: May 8, 2025