Form 10-Q
period 2025-06-30
Coronado Global Resources Inc.
filed 2025-08-11
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
June 30, 2025
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
Quarterly Report on Form 10-Q for the quarterly period

ended June 30, 2025.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and six months ended June 30, 2025 and 2024
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024
6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Report of Independent Registered Public Accounting Firm
25
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
26
Item 3. Quantitative and Qualitative Disclosures About Market Risk
48
Item 4. Controls and Procedures
50
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
51
Item 1A. Risk Factors
51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
52
Item 3. Defaults Upon Senior Securities
52
Item 4. Mine Safety Disclosures
52
Item 5. Other Information
52
Item 6. Exhibits
53
SIGNATURES
54

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

June 30, 2025
December 31,
2024
Current assets:
Cash and cash equivalents

$
261,836
$
339,625
Trade receivables, net

154,507
209,110
Inventories
4

178,702
155,743
Other current assets
5

78,096
110,275
Total

current assets

673,141
814,753
Non-current assets:
Property, plant and equipment,

net
6

1,666,061
1,507,130
Right of use asset – operating leases, net
8

97,398
90,143
Goodwill

28,008
28,008
Intangible assets, net

2,807
2,905
Restricted deposits
17

99,697
68,471
Other non-current assets
11,270
6,342
Total

assets

$
2,578,382
$
2,517,752
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
100,343
$
101,743
Accrued expenses and other current liabilities
7

230,739
206,798
Asset retirement obligations

12,329
15,523
Contract obligations
11

21,983
37,090
Lease liabilities
8

29,723
19,502
Interest bearing liabilities
9

1,532
1,363
Income tax payable
19,335
17,568
Other current financial liabilities
10

4,946
5,988
Total

current liabilities

420,930
405,575
Non-current liabilities:
Asset retirement obligations

153,834
149,275
Contract obligations
11

448,987
312,822
Interest bearing liabilities
9

487,254
410,944
Other financial liabilities
10

19,201
18,881
Lease liabilities
8

93,276
74,241
Deferred income tax liabilities

11,815
36,737
Other non-current liabilities

41,334
36,392
Total

liabilities

$
1,676,631
$
1,444,867
Common stock $
0.01

par value;
1,000,000,000

shares authorized,
167,645,373

shares issued and outstanding as of June 30, 2025 and
December 31, 2024
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of June 30, 2025 and
December 31, 2024
—
—
Additional paid-in capital

1,094,375
1,094,560
Accumulated other comprehensive losses
15

(127,726)
(137,560)
(Accumulated losses) retained earnings
(66,575)
114,208
Total

stockholders’ equity

$
901,751
$
1,072,885
Total

liabilities and stockholders’ equity
$
2,578,382
$
2,517,752
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

June 30,
Six months ended

June 30,
Note 2025 2024 2025 2024
Revenues:
Coal revenues $
459,337
$
664,379
$
900,788
$
1,297,372
Other revenues
8,542
9,449
16,339
44,605
Total

revenues
3
467,879
673,828
917,127
1,341,977
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below)
339,632
372,743
729,923
845,263
Depreciation, depletion and amortization
45,508
51,263
86,029
96,612
Freight expenses
62,706
60,704
122,894
117,526
Stanwell rebate
21,931
26,451
43,784
57,902
Other royalties
38,014
87,425
79,367
172,585
Selling, general, and administrative expenses

7,600
8,646
15,933
17,461
Total

costs and expenses
515,391
607,232
1,077,930
1,307,349
Other (expense) income:
Interest expense, net
(20,964)
(13,116)
(38,862)
(26,445)
Loss on debt extinguishment
(1,050)
—
(1,050)
—
(Increase) decrease in provision for credit
losses
(183)
27
(813)
200
Other, net
1,972
(906)
(241)
11,106
Total

other expense, net
(20,225)
(13,995)
(40,966)
(15,139)
(Loss) income before tax
(67,737)
52,601
(201,769)
19,489
Income tax (expense) benefit
(8,466)
(7,401)
29,368
(3,290)
Net (loss) income attributable to Coronado
Global Resources Inc.

$
(76,203)
$
45,200
$
(172,401)
$
16,199
Other comprehensive loss, net of income
taxes:
Foreign currency translation adjustments
7,008
6,222
9,834
(17,066)
Total

comprehensive income (loss)

7,008
6,222
9,834
(17,066)
Total

comprehensive (loss) income
attributable to Coronado Global Resources
Inc. $
(69,195)
$
51,422
$
(162,567)
$
(867)
(Loss) earnings per share of common stock
Basic 13
(0.45)
0.27
(1.03)
0.10
Diluted 13
(0.45)
0.27
(1.03)
0.10
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

6
Unaudited Condensed Consolidated Statements of

Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock Additional Accumulated other Retained earnings Total paid in comprehensive (Accumulated stockholders
Shares Amount Series A Amount capital losses losses) equity
Balance December 31, 2024
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
$
9,628
$
969,943
Net loss —
—
—
—
—
—
(76,203)
(76,203)
Other comprehensive income —
—
—
—
—
7,008
—
7,008
Total

comprehensive income (loss)
—
—
—
—
—
7,008
(76,203)
(69,195)
Share-based compensation for equity
classified awards —
—
—
—
1,003
—
—
1,003
Balance June 30, 2025
167,645,373
$
1,677
1
$
—
$
1,094,375
$
(127,726)
$
(66,575)
$
901,751
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

Form 10-Q June 30, 2025

7
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Six months ended
June 30,
2025 2024
Cash flows from operating activities:
Net (loss) income $
(172,401)
$
16,199
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
86,029
96,612
Amortization of right of use asset - operating leases
12,564
11,447
Amortization of deferred financing costs
1,363
1,982
Loss on debt extinguishment
1,050
—
Non-cash interest expense
18,162
16,790
Amortization of contract obligations
(12,774)
(15,064)
(Gain) loss on disposal of property,

plant and equipment
(670)
165
Loss on disposal of idled asset
2,239
—
Gain on operating lease derecognition
—
(820)
Equity-based compensation expense
(185)
(777)
Deferred income taxes
(25,339)
(1,083)
Reclamation of asset retirement obligations
(2,742)
(3,059)
Increase (decrease) in provision for discounting and credit losses
813
(200)
Other non-cash adjustments
(105)
(6,960)
Changes in operating assets and liabilities:
Accounts receivable
66,266
(26,392)
Inventories
(18,423)
(9,379)
Other assets
(9,050)
2,927
Contract obligations
96,972
—
Accounts payable
(3,766)
(13,088)
Accrued expenses and other current liabilities
7,678
(71,247)
Operating lease liabilities
(11,532)
(11,105)
Income tax payable
(839)
19,167
Change in other liabilities
4,778
4,980
Net cash from operating activities
40,088
11,095
Cash flows from investing activities:
Capital expenditures
(147,401)
(123,477)
Proceeds from disposal of idle asset
1,464
—
Purchase of restricted and other deposits
(54,804)
(1,713)
Redemption of restricted and other deposits
23,741
2,361
Net cash used in investing activities
(177,000)
(122,829)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities
75,000
49,860
Debt issuance costs and other financing costs
(4,098)
(2,261)
Principal payments on interest bearing liabilities and other financial liabilities
(2,816)
(1,596)
Principal payments on finance lease obligations
(872)
(68)
Dividends paid
(8,333)
(8,334)
Net cash from financing activities
58,881
37,601
Net decrease in cash and cash equivalents
(78,031)
(74,133)
Effect of exchange rate changes on cash and cash

equivalents
242
(471)
Cash and cash equivalents at beginning of period
339,625
339,295
Cash and cash equivalents at end of period $
261,836
$
264,691
Supplemental disclosure of cash flow information:
Cash payments for interest $
22,890
$
15,271
Cash refund for taxes $
(1,620)
$
(16,026)
Restricted cash $
252
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

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
(c)
Going Concern
The

Company’s

earnings

and

cash

flows

from

operating

activities

have

been

significantly

impacted

by

the
continued

subdued

performance

of

Met

coal

markets,

which

has

led

to

low

realized

prices

for

the

coal

the
Company sells.

For the three

and six months

ended June

30, 2025, the

Company incurred

net losses of

$
76.2
million and $
172.4

million, respectively.
During the three months ended June 30, 2025, the Company

completed certain initiatives to improve its liquidity
position and immediate cash flows given sustained low

Met coal prices.

On June 10, 2025, the Company entered into a Deed of Amendment with Stanwell

Corporation Ltd, or Stanwell,
for a prepayment for future coal sales of $
75.0

million and a Stanwell rebate waiver and deferral from April 2025 to December 2025 (with an estimated value of approximately $
75.0

million), both of which will be settled through
physical coal delivery over
five years
, or until such time that the obligation

is fully settled, starting in 2027.

Refer
to Note 11. Contract

Obligations for further information.

On

June

18,

2025,

the

Company

completed

refinancing

of

its

asset-based

lending

facility

for

an

aggregate
principal amount

up to $
150.0

million, or the

ABL Facility,

of which

$
75.0

million was drawn

on completion

and
the

remaining

$
75.0

million

is

available

to

the

Company

for

a

further
twelve months
,

limited

to

an

eligible
borrowing base. The

ABL Facility is subject

to financial covenants,

including maintenance of

leverage ratio and
interest

coverage

ratio,

tested

quarterly

and

commencing

on

September

30,

2025.

Refer

to

Note

9.

Interest
Bearing Liabilities for further information.
As

of

June

30,

2025,

which

included

the

effects

of

the

above

described

liquidity

initiatives,

the

Company’s
aggregate

sources

of

liquidity

were $
284.0

million,

which

comprised

of cash

and

cash

equivalents

(excluding
restricted cash) of $
261.6

million and $
22.4

million available for borrowing under the ABL Facility.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

9

On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-‘

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit

rating from ‘Caa1’

to ‘Caa2’, both

of which resulted

in a Review

Event
under the ABL

Facility.

On July

9, 2025, the

Company successfully

negotiated with

the Lender,

who confirmed
no changes to the terms or the availability of the ABL Facility,

thereby, concluding

each of the Review Events.

Continued uncertainty in

Met coal markets

and further deterioration

of future Met

coal prices could

result in losses
and negative cash flows from operating activities for the remainder of 2025 and into 2026, which, combined with
other factors,

could impact

the Company’s

ability to

comply with

financial covenants

under the

ABL Facility

on
and beyond September 30, 2025.
Non-compliance with financial covenants or a potential further downgrade to the Company’s credit rating by S&P
or Moody’s may result

in an Event of Default under

the ABL Facility and, unless

the Event of Default is cured

or
a waiver is obtained,

could also trigger

a cross-default under the

indenture, dated as

of October 2, 2024,

or the
Indenture, governing the
9.250
% Senior Secured Notes due in 2029, or the Notes, issued by Coronado Finance
Pty Ltd,

an

Australian

proprietary

company

and

a

wholly-owned

subsidiary

of the

Company.

Refer

to

Note

9.
Interest Bearing Liabilities for further information.

The Company

continues to

pursue a

number of

initiatives including,

among other

things, further

operating and
capital cost control measures, partial asset

sales and potential other debt and

non-debt funding measures. While
these

plans

are

intended

to

address

the

events

and

conditions

described

above,

these

initiatives

have

not
progressed to a stage that provides confidence in their

successful execution or timely completion.

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

Form 10-Q June 30, 2025

10

There have been

no other recent

accounting pronouncements not yet

effective that have significance,

or potential
significance, to the Company’s consolidated financial

statements.
(c) Reclassifications
Certain amounts in

the prior period

Condensed Consolidated

Balance Sheet have

been reclassified to

conform
to the current period

presentation. These reclassifications relate to

the presentation of contract

obligations, which
were

previously

reported

within

different

financial

statement

line

items.

These

changes

had

no

impact

on

the
Company’s previously reported net income (loss).
3.

Segment Information
The Company has a portfolio of operating

mines and development projects in

Queensland, Australia, and in the
states of

Pennsylvania,

Virginia

and West

Virginia

in the

U.S. The

Australian Operations

comprise the
100
%-
owned

Curragh

producing

mine

complex.

The

U.S.

Operations

comprise
two
100
%-owned

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

Form 10-Q June 30, 2025

11

Reportable segment results as of and

for the three and six months

ended June 30, 2025 and

2024 are presented
below:

(in US$ thousands) Australia United States
Other and
Corporate Total
Three months ended June 30, 2025
Total

revenues
$
259,845
$
208,034
$
—
$
467,879
Less:

Mining costs (1)
(179,256)
(158,806)
—
(338,062)
Other operating costs (1)
(92,216)
(32,005)
—
(124,221)
Total

operating costs
(271,472)
(190,811)
—
(462,283)
Other and unallocated costs (2)

1,427
(42)
(7,551)
(6,166)
Segment adjusted EBITDA
(10,200)
17,181
(7,551)
(570)
Total

assets
1,325,017
1,057,537
195,828
2,578,382
Capital expenditures
46,277
34,972
2,872
84,121
Three months ended June 30, 2024
Total

revenues
$
458,491
$
215,337
$
—
$
673,828
Less:

Mining costs (1)
(218,897)
(145,521)
—
(364,418)
Other operating costs (1)
(145,771)
(37,134)
—
(182,905)
Total

operating costs
(364,668)
(182,655)
—
(547,323)
Other and unallocated costs (2)

759
1,784
(8,259)
(5,716)
Segment adjusted EBITDA
94,582
34,466
(8,259)
120,789
Total

assets
1,279,668
1,062,234
276,880
2,618,782
Capital expenditures
15,969
48,396
113
64,478
Six months ended June 30, 2025
Total

revenues
$
533,122
$
384,005
$
—
$
917,127
Less:

Mining costs (1)
(421,266)
(305,619)
—
(726,885)
Other operating costs (1)
(188,574)
(60,509)
—
(249,083)
Total

operating costs
(609,840)
(366,128)
—
(975,968)
Other and unallocated costs (2)

1,674
(304)
(15,915)
(14,545)
Segment adjusted EBITDA
(75,044)
17,573
(15,915)
(73,386)
Total

assets
1,325,017
1,057,537
195,828
2,578,382
Capital expenditures
96,013
102,919
5,237
204,169
Six months ended June 30, 2024
Total

revenues
$
894,596
$
447,381
$
—
$
1,341,977
Less:

— — — —
Mining costs (1)
(536,762)
(293,103)
—
(829,865)
Other operating costs (1)
(290,640)
(72,771)
—
(363,411)
Total

operating costs
(827,402)
(365,874)
—
(1,193,276)
Other and unallocated costs (2)

1,160
2,187
(16,642)
(13,295)
Segment adjusted EBITDA
68,354
83,694
(16,642)
135,406
Total

assets
1,279,668
1,062,234
276,880
2,618,782
Capital expenditures
35,470
101,188
119
136,777

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

12
(1)
The significant expense category and amount aligns with the

segment-level information that is regularly provided

to the CODM.

(2)
Other and unallocated items for other and corporate includes selling, general and administrative expenses.

The reconciliations

of Consolidated

Adjusted EBITDA

to net

loss attributable

to the Company

for the three

and
six months ended June 30, 2025 and 2024 are as follows:

Three months ended

Six months ended
June 30, June 30,
(in US$ thousands) 2025 2024 2025 2024
Consolidated Adjusted EBITDA $
(570)
$
120,789
$
(73,386)
$
135,406
Depreciation, depletion and amortization
(45,508)
(51,263)
(86,029)
(96,612)
Interest expense, net (1)
(20,964)
(13,116)
(38,862)
(26,445)
Other foreign exchange (losses) gains

(2)
551
(2,159)
219
9,104
Loss on debt extinguishment
(1,050)
—
(1,050)
—
Losses on idled assets (3)
(13)
(1,677)
(1,848)
(2,164)
(Increase) decrease in provision for

discounting and credit losses
(183)
27
(813)
200
Net (loss) income before tax
(67,737)
52,601
(201,769)
19,489
Income tax benefit (expense)
(8,466)
(7,401)
29,368
(3,290)
Net (loss) income $
(76,203)
$
45,200
$
(172,401)
$
16,199
(1)

Includes interest income of $
2.0

million and $
4.4

million for the three months ended June 30, 2025 and

2024, respectively,
and $
5.2

million and $
7.5

million for the six months ended June 30, 2025 and 2024, respectively.

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
30, 2025 and 2024 are as follows:

Six months ended June 30,
(in US$ thousands) 2025 2024
Capital expenditures per unaudited Condensed Consolidated

Statements

of Cash Flows $
147,401
$
123,477
Net movement in accruals for capital expenditures
6,990
24,231
Payment for capital acquired in prior periods
—
(10,790)
Capital acquired through finance lease
21,065
—
Advance payment to acquire long lead capital
28,713
(141)
Capital expenditures per segment detail $
204,169
$
136,777
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

Form 10-Q June 30, 2025

13

Three months ended June 30, 2025
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
230,624
$
196,704
$
427,328
Thermal coal
20,913
11,096
32,009
Total

coal revenue
251,537
207,800
459,337
Other (1)
8,308
234
8,542
Total $
259,845
$
208,034
$
467,879

Three months ended June 30, 2024
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
429,506
$
209,855
$
639,361
Thermal coal
19,991
5,027
25,018
Total

coal revenue
449,497
214,882
664,379
Other (1)(2)
8,994
455
9,449
Total $
458,491
$
215,337
$
673,828

Six months ended June 30, 2025
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
480,690
$
368,141
$
848,831
Thermal coal
36,871
15,086
51,957
Total

coal revenue
517,561
383,227
900,788
Other (1)
15,561
778
16,339
Total $
533,122
$
384,005
$
917,127

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

million for the six

months ended June

30, 2024 relating to

termination fee revenue
from coal sales contracts cancelled at our U.S. operations.

4.

Inventories

(in US$ thousands)
June 30,
2025
December 31,
2024
Raw coal $
57,270
$
60,874
Saleable coal
44,020
32,633
Total

coal inventories
101,290
93,507
Supplies and other inventory
77,412
62,236
Total

inventories
$
178,702
$
155,743
Coal inventories

measured at

its net

realizable value

were $
39.0

million
and $
26.0

million as

at June

30, 2025
and December 31, 2024, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

14
5. Other Assets

(in US$ thousands)
June 30,
2025
December 31,
2024
Other current assets
Prepayments $
44,764
$
40,465
Long service leave receivable
7,270
7,193
Tax

credits receivable
4,004
4,004
Deposits to acquire capital items
9,175
37,888
Other
12,883
20,725
Total

other current assets
$
78,096
$
110,275
6.

Property, Plant and

Equipment

(in US$ thousands)
June 30,
2025
December 31,
2024
Land $
28,732
$
28,130
Buildings and improvements
131,741
123,662
Plant, machinery, mining

equipment and transportation vehicles
1,388,134
1,259,620
Mineral rights and reserves
372,817
379,065
Office and computer equipment
19,400
9,654
Mine development
575,035
550,110
Asset retirement obligation asset
94,068
90,318
Construction in process
259,580
190,124
Total

cost of property,

plant and equipment
2,869,507
2,630,683
Less accumulated depreciation, depletion and amortization
1,203,446
1,123,553
Property, plant and

equipment, net
$
1,666,061
$
1,507,130
7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)
June 30,
2025
December 31,
2024
Wages and employee benefits $
40,070
$
39,457
Taxes

other than income taxes
8,928
6,062
Accrued royalties
29,187
36,111
Accrued freight costs
39,005
33,071
Accrued mining fees
100,753
84,538
Other liabilities
12,796
7,559
Total

accrued expenses and other current liabilities
$
230,739
$
206,798

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

15
8.

Leases
During the six months ended June 30,

2025, the Company entered into a number of agreements to lease mining equipment.

On

mobilization,

based

on

the

Company’s

assessment

of

terms

within

these

agreements,

the
Company recognized right-of-use assets and operating lease liabilities of $
14.7

million and plant and equipment
and finance lease liabilities of $
23.7

million and $
21.1

million, respectively.
Information related to the Company’s right-of-use

assets and related lease liabilities are as follows:

Three months ended Six months ended
(in US$ thousands) June 30, 2025 June 30, 2024 June 30, 2025 June 30, 2024
Operating lease costs $
9,008
$
6,918
$
17,325
$
14,486
Cash paid for operating lease liabilities
5,968
4,997
11,532
11,105
Finance lease costs:
Amortization of right-of-use assets
599
34
732
67
Interest on lease liabilities
421
1
459
2
Total

finance lease costs
$
1,020
$
35
$
1,191
$
69

(in US$ thousands)
June 30,
2025
December 31,
2024
Operating leases:
Operating lease right-of-use assets $
97,398
$
90,143
Finance leases:
Property and equipment
24,071
—
Accumulated depreciation
(756)
—
Property and equipment, net
23,315
—
Current operating lease obligations
24,759
19,502
Operating lease liabilities, less current portion
77,628
74,241
Total

Operating lease liabilities
102,387
93,743
Current finance lease obligations
4,964
—
Finance lease liabilities, less current portion
15,648
—
Total

Finance lease liabilities
20,612
—
Current lease obligation
29,723
19,502
Non-current lease obligation
93,276
74,241
Total

Lease liability
$
122,999
$
93,743

June 30,
2025
December 31,

2024
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
2.7
-
Weighted average remaining lease term – operating

leases
3.8
4.3
Weighted Average Discount

Rate
Weighted discount rate – finance lease
10.1%
-
Weighted discount rate – operating lease
9.4%
9.3%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

16
The Company’s

operating

and finance

leases have

remaining

lease terms

of
one year

to
four years
, some

of
which include options to extend the terms where the Company

deems it is reasonably certain the options will be
exercised. Maturities of lease liabilities as at June 30, 2025,

are as follows:

(in US$ thousands)
Operating
Lease
Finance
Lease
Year ending

December 31,
2025 $
16,462
$
3,344
2026
32,679
6,630
2027
31,244
6,951
2028
27,922
5,665
2029
12,881
1,772
Total

lease payments
121,188
24,362
Less imputed interest
(18,801)
(3,750)
Total

lease liability
$
102,387
$
20,612
9.

Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at June 30, 2025:

(in US$ thousands)
June 30, 2025 December 31, 2024
Weighted Average
Interest Rate at
June 30, 2025
Final
Maturity
9.250
% Senior Secured Notes $
400,000
$
400,000
9.99
% (2)
2029
ABL Facility
75,000
—
15.00
%
2028
Loan - Curragh Housing Transaction
25,012
24,472
14.14
% (2)
2034
Discount and debt issuance costs
(1)
(11,226)
(12,165)
Total

interest bearing liabilities
488,786
412,307
Less: current portion
(1,532)
(1,363)
Non-current interest-bearing liabilities $
487,254
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

June

30,

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

Form 10-Q June 30, 2025

17

Upon the occurrence of a “Change of Control Triggering Event”, as defined in the Indenture as the occurrence of
Change

of

Control

and

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
Notes

to

accelerate,

or

in

certain

cases,

will

automatically

cause

acceleration

of,

the

amounts

due

under

the
Notes.
As of June 30, 2025, the Company was in compliance

with all applicable covenants under the Indenture.
The carrying

value of

debt issuance

costs, recorded

as a

direct deduction

from the

face amount

of the

Notes,
were $
10.2

million and $
11.1

million at June 30, 2025 and December 31, 2024, respectively.
ABL Facility
On

June

18,

2025,

the

Company,

Coronado

Coal

Corporation,

a

Delaware

corporation

and

wholly

owned
subsidiary of the

Company,

Coronado Finance Pty

Ltd, an Australian

proprietary company

and a wholly

owned
subsidiary

of

the

Company,

or

an

Australian

Borrower,

Coronado

Curragh

Pty

Ltd,

an

Australian

proprietary
company and wholly

owned subsidiary of

the Company,

or an Australian

Borrower and, together

with the other
Australian Borrower,

the Borrowers,

and the

other guarantors

party thereto,

collectively with

the Company,

the
Guarantors and, together

with the Borrowers,

the Loan Parties,

entered into an

amendment and restatement

of
its

existing

senior

secured

asset-based

revolving

credit

agreement

in

an

initial

aggregate

principal

amount

of
$
150.0

million, or

the

ABL Facility,

with Global

Loan Agency

Services

Australia Pty

Ltd, as

the

Administrative
Agent, Global Loan Agency

Services Australia Nominees Pty

Ltd, as Collateral Agent,

and Highland Park XII

Pte.
Ltd., an

affiliate of

Oaktree Capital

Management, L.P.,

as Lender.

The ABL

Facility amended

and restated

the
Company’s

predecessor

senior

secured

asset-based

revolving

credit

agreement,

dated

May 8,

2023

(as
amended and

restated from

time to

time), and

as a

result, The

Hongkong and

Shanghai Banking

Corporation
Limited and DBS Bank Limited, Australian branch, ceased to

be lenders.

The

ABL

Facility

is

a

revolving

credit

facility

that

matures

in

2028

and

provides

for

up

to

$
150.0

million

in
borrowings. Availability

under the

ABL Facility

is limited

to an

eligible borrowing

base, determined

by applying
customary

advance

rates

to

eligible

accounts

receivable

and

inventory.

As

of

June

30,

2025,

the

eligible
borrowing base under the ABL

Facility was $
97.4

million, of which $
75.0

million was drawn and

$
22.4

million was
available and undrawn.
Borrowings under the ABL Facility bear interest at a rate of
15
% per annum and are subject to an interest make-
whole premium, payable on any refinance or prepayment during the first
eighteen months

after the closing date.
The undrawn capacity under the

ABL Facility remains available for

a further
twelve months

from the date of this
ABL Facility and is subject to a commitment fee of
9.00
% per annum.
The ABL Facility

is subject

to financial covenants

,

including a covenant

regarding the

maintenance of

leverage
ratio and interest coverage ratio, as described in the

ABL Facility,

commencing on September 30, 2025.

The ABL Facility

also contains customary

representations and warranties and

affirmative and negative covenants
including,

among

others,

covenants

relating

to

the

payment

of

dividends,

or

purchase

or

redemption

of,

with
respect to any equity interests

of the Company or any

of its subsidiaries, covenants relating to

financial reporting,
covenants

relating

to

the

incurrence

of

liens

or

encumbrances,

covenants

relating

to

the

incurrence

or
prepayment of certain debt,

compliance with laws, use

of proceeds, maintenance

of properties, maintenance

of
insurance,

payment

obligations,

financial

accommodation,

mergers

and

sales

of

all

or

substantially

all

of

the
assets of the Loan Parties’ and limitations on changes in the nature of the Loan Parties’ business.
The

ABL

Facility

provides

for

customary

events

of

default,

including,

among

other

things,

the

event

of
nonpayment

of

principal,

interest,

fees,

or

other

amounts,

a

representation

or

warranty

proving

to

have

been

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

18

materially incorrect when made, failure to perform or observe certain covenants within a specified period of time, a cross-default to certain material indebtedness,

the bankruptcy or insolvency of

the Company and certain of its
subsidiaries, monetary judgment defaults of

a specified amount, invalidity of

any loan documentation, and ERISA
defaults

resulting

in

liability

of

a

material

amount

and

a

two

notch

downgrade

of

the

credit

rating

by

S&P

or
Moody’s in respect

of a Loan

Party which applies

as at June

18,

2025 or a

trading halt in

respect of such

Loan
Party for more

than
10

business days. In

the event of

a default by

the Borrowers (beyond

any applicable grace
or cure period, if any), the

Administrative Agent may and, at the direction of

the Lender, shall declare all amounts
owing under the

ABL Facility

immediately due

and payable,

terminate the

Lender’s commitment to

make loans
under the ABL Facility and/or

exercise any and all

remedies and other rights

under the ABL Facility.

For certain
defaults related to insolvency

and receivership, the commitments

of the Lender will

be automatically terminated
and all outstanding loans and other amounts will become immediately due and payable.

A
Review Event will occur

under the ABL Facility

if any one or more

of the following occurs:

(a) a downgrade of
the credit

rating by

S&P or

Moody’s

in respect

of a

Loan Party

which applies

as at

the Closing

Date;

or (b)

a
delisting

of

any

listed

Loan

Party from

the

relevant

stock

exchange

on

which

it

was

listed

or a

trading

halt

in
respect

of

such

Loan

Party

for more

than
5

business

days.

Following

the

occurrence

of

a

Review

Event,

the
Borrowers must promptly

meet and consult

in good faith

with the Administrative

Agent and the Lender

to agree
on

a

strategy

to

address

the

relevant

Review

Event.

If,

at

the

end

of

a

period

of
10

business

days

after

the
occurrence of the Review Event, the Lender is not satisfied with the result of their discussion or meeting with the
Borrowers or do

not wish to

continue to provide

their commitments,

the Lender

may declare all

amounts owing
under the ABL Facility to be prepaid within another
20

business days.
On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-‘

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit

rating from ‘Caa1’

to ‘Caa2’, both

of which resulted

in a Review

Event
under the ABL

Facility.

On July

9, 2025, the

Company successfully

negotiated with

the Lender,

who confirmed
no changes to the terms or the availability of the ABL Facility,

thereby, concluding

each of the Review Events. A
potential further downgrade to the Company’s

credit rating by S&P or Moody’s

may result in an Event of Default
under the ABL Facility,

unless the Event of Default is cured or a waiver is obtained

.
To

establish

the

ABL

Facility,

the

Company

incurred

debt

issuance

costs

of

$
7.1

million.

The

Company

has
elected under its accounting policy to present debt issuance costs incurred before the debt liability is recognized
(e.g. before the debt proceeds are received)

as an asset which will be

amortized ratably over the term of

the ABL
Facility. The costs will not be subsequently reclassified as a direct deduction of the liability. The carrying value of debt issuance

costs,

recorded

as “Other

non-current

assets”

in the

Condensed

Consolidated

Balance

Sheets
was $
6.9

million as of June 30, 2025.
Predecessor ABL Facility
On June

18, 2025,

the ABL

Facility amended

and restated

the predecessor

ABL Facility,

which resulted

in the
extinguishment

of

the

predecessor

ABL

Facility.

As

a

result

of

the

early

termination

of

the

predecessor

ABL
Facility,

the

Company

recorded

a

loss

on

debt

extinguishment

of

$
1.1

million

in

its

unaudited

Condensed
Consolidated Statement of

Operations and Comprehensive

Income for each of

the three and six

months ended
June 30, 2025.
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

installments over

a period of
ten years
, with an

effective interest

rate of
14.14
%. The Curragh
Housing Transaction loan is not subject

to any financial covenants.
As of June 30, 2025, the carrying value of the loan, net of issuance costs of $
1.1

million, was $
24.0

million, $
1.5
million of which is classified as a current liability.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

19
10. Other Financial Liabilities

The following is a summary of other financial liabilities

as at June 30, 2025:

(in US$ thousands)
June 30, 2025
December 31,
2024
Collateralized financial liabilities payable to third-party financing companies
$
3,681
$
4,898
Collateralized financial liabilities - Curragh Housing Transaction
21,421
20,959
Debt issuance costs
(955)
(988)
Total

other financial liabilities
24,147
24,869
Less: current portion
4,946
5,988
Non-current other financial liabilities $
19,201
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
In connection with the

Curragh Housing Transaction,

the Company has granted the

counterparty mortgages over
certain

leasehold

and

freehold

land.

The

counterparty’s

rights

are

subject

to

a

priority

deed

in

favor

of

the
Company’s

senior

secured

parties

including,

but

not

limited

to,

holders

of

the

Notes,

lenders

under

the

ABL
Facility and Stanwell.

The carrying value of this financial liability, net of issuance costs of $
0.9

million, was $
20.5

million as at June 30,
2025, $
1.3

million of which is classified as a current liability.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

20
11.

Contract Obligations

(US$ thousands) June 30, 2025
December 31,
2024
Current
Coal leases contract liability $
843
$
843
Stanwell below market coal supply agreement
21,140
36,247
$
21,983
$
37,090
Non-current
Coal leases contract liability $
18,981
$
19,156
Stanwell below market coal supply agreement
13,101
8,616
Deferred consideration liability
319,082
285,050
Prepaid coal supply liability - Stanwell
97,823
—
$
448,987
$
312,822
Prepaid Coal Supply Liability - Stanwell
On June 10, 2025,

the Company and Stanwell

Corporation Ltd, or

Stanwell, entered into a

deed of amendment
and amended

the New

Coal Supply

Agreement dated

July 12,

2019, or

NCSA, whereby

Stanwell will

provide
approximately

$
150.0

million

of

near-term

liquidity

to

the

Company

in

exchange

for

the

supply

of

additional
tonnage of thermal coal under the NCSA.
The Deed of Amendment included a $
75.0

million (A$
116.1

million) prepayment on completion, and the Stanwell
rebate waiver

and deferral

from April 2025

to December

2025 (with an

estimated value

of approximately

$
75.0
million), as they are incurred, both of

which will be settled through reduction of the gross

proceeds to be received
on the physical delivery of thermal coal

to Stanwell of up to
0.8

MMt per annum over
five years
, or until such time
that the obligation

is fully

settled, starting

in 2027.

This Prepaid

Coal Supply

Liability bears

interest of
13
% per
annum.

For the

three and

six months

ended June

30, 2025,

the Company

recognized interest

expense of

$
0.7

million
related to the financing component of the advance payment

and deferred rebates.

Contract liability

related to

this arrangement

will be

settled as

the physical

delivery of

coal occurs

and performance
obligation is satisfied.
12.

Income Taxes
For the six

months ended

June 30,

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

The

Company’s

2025

estimated

annual

effective

tax

rate

is
14.6
%.

This

rate

is

impacted

by

mine

depletion
deductions in the U.S.

and the rate results from

combining the annual effective tax rate

of the U.S. and

Australian
Operations. Accordingly,

the Company had an

income tax benefit of

$
29.4

million based on a

loss before tax of
$
201.8

million for the six months ended June 30, 2025, which

includes expenses of $
0.1

million.
Income tax

expense of

$
3.3

million for

the six

months ended

June 30, 2024

was calculated

based on

an estimated
annual effective tax rate of
17.6
% for the period, which included a

discrete benefit of $
0.1

million in relation to the
prior year for the U.S.
The Company utilizes the

“more likely than not”

standard in recognizing

a tax benefit in

its financial statements.
For the three months ended June 30, 2025, the

Company had
no

new unrecognized tax benefits included

in tax
expense. If accrual

for interest or

penalties is required,

it is the

Company’s policy to include

these as a

component
of income tax expense. The Company continues to carry

an unrecognized tax benefit of $
19.4

million and $
18.9
million as at June 30, 2025 and December 31, 2024,

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

21

state level.

In Australia,

companies

are subject

to open

tax audits

for a

period of

four years

from the

date of
assessment.
Congress has approved and,

on July 4, 2025, President Donald Trump signed into law the One Big Beautiful Bill
Act, or

the OBBBA,

which is

a sweeping

legislative package

designed to

extend the

expiring provisions

of the
Tax

Cuts and Jobs Act, or the

TCJA, and deliver additional tax

relief for individuals and businesses.

Building on
the foundation

established by

the TCJA,

the OBBBA,

which also

provides funding

for national

security,

border
security,

and immigration

enforcement and

promotes domestic

energy production,

among other

priorities, also
includes several revenue

offsets to mitigate

some of the

costs.

The Company is

continuing to evaluate

the effects
of the OBBBA to determine the impact on the Company

as guidance becomes available.
13.

(Loss) earnings per Share
Basic (loss) earnings per

share of common stock

is computed by dividing

net income attributable to

the Company
stockholders for the period

by the weighted-average number

of shares of common stock

outstanding during the
same period.

Diluted earnings per share of common stock is computed by

dividing net income attributable to the
Company

by the

weighted-average

number

of shares

of common

stock

outstanding

adjusted to

give

effect

to
potentially dilutive securities.

Basic and diluted (loss) earnings per share were calculated

as follows (in thousands, except per share
data):
Three months ended

June 30,
Six months ended

June 30,
(in US$ thousands, except per share data) 2025 2024 2025 2024
Numerator:
Net (loss) income attributable to Company
stockholders

$
(76,203)
$
45,200
$
(172,401)
$
16,199
Denominator (in thousands):

Weighted average shares of common stock

outstanding
167,645
167,645
167,645
167,645
Effects of dilutive shares
—
666
—
589
Weighted average diluted shares of common
stock outstanding
167,645
168,311
167,645
168,234
(Loss) Earnings Per Share (US$):

Basic
(0.45)
0.27
(1.03)
0.10
Dilutive
(0.45)
0.27
(1.03)
0.10
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

Form 10-Q June 30, 2025

22

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
June 30, 2025 and December 31, 2024:
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
cost. As of June 30, 2025,

the fair value of the

amounts drawn under the

ABL Facility approximates the
carrying value reported

in the consolidated

balance sheets. The

estimated fair value

of the Notes

as of
June 30,

2025 was

approximately $
298.9

million based

upon quoted

market prices

in a

market that

is
not considered

active (Level

2). The

estimated fair

value of

the Curragh

Housing

loan is

$
24.3

million
based upon unobservable inputs (Level 3).

15.

Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive

Losses consists of foreign currency translation adjustment
of subsidiaries for which the functional currency is different to the Company’s functional currency in

U.S. dollar.

Accumulated other comprehensive losses consisted of

the following at June 30, 2025:

(in US$ thousands)
Foreign
currency
translation
adjustments
Balance at December 31, 2024 $
(137,560)
Net current-period other comprehensive loss:
Loss in other comprehensive income before reclassifications

(10,243)
Gain on long-term intra-entity foreign currency transactions
20,077
Total

net current-period other comprehensive income
9,834
Balance at June 30, 2025 $
(127,726)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

23
16.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The future

minimum royalties

and lease rental

payments under

these leases

as of

June 30, 2025

are as
follows:

(in US$ thousands) Amount
Year ending

December 31,
2025 $
2,752
2026
4,122
2027
4,084
2028
4,027
2029
4,016
Thereafter
17,687
Total $
36,688
Mineral leases are not

in scope of ASC

842 and continue to

be accounted for

under the guidance in

ASC 932,
Extractive Activities – Mining.
(b)

Other commitments
As of June 30, 2025, purchase commitments for capital expenditures were $
27.7

million, all of which is obligated
within the next twelve months.
In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
12 years
.

In the U.S.,

the Company

typically negotiates

its rail and

coal terminal

access on

an annual

basis.

As of

June
30,

2025,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled

$
626.0

million,

of
which approximately $
21.0

million is obligated within the next twelve months.
17.

Contingencies
Surety bond, letters of credit and bank guarantees
In the

normal course

of business,

the Company

is a

party to

certain guarantees

and financial

instruments with
off-balance sheet risk, such as bank

guarantees, letters of credit and performance

or surety bonds.
No

liabilities
related

to

these

arrangements

are

reflected

in

the

Company’s

unaudited

Condensed

Consolidated

Balance
Sheets. Management does

not expect any

material losses to

result from these

guarantees or off-balance

sheet
financial instruments.
For

the U.S.

Operations,

in

order to

provide

the required

financial

assurance

for post

mining

reclamation,

the
Company generally uses

surety bonds. The

Company uses surety

bonds and bank

letters of credit

to collateralize
certain other

obligations including

contractual obligations

under workers’

compensation insurances.

As of June
30,

2025,

the

Company

had

outstanding

surety

bonds

of

$
43.8

million.

Subsequent

to

June

30,

2025,

the
Company was

required to

cash collateralize

$
20.3

million of

its surety

bonds in

connection with

its contractual
obligations under workers’ compensation insurances.
For the

Australian

Operations,

as at

June

30, 2025,

the Company

had bank

guarantees

outstanding

of $
25.8
million primarily in respect of certain rail and port take-or-pay arrangements of the Company.

Future regulatory changes relating to

these obligations or deterioration of

the Company’s credit risk

rating could
result in increased obligations, additional costs or additional collateral requirements.
Restricted deposits – cash collateral
As required by certain agreements, the Company had total cash collateral in the form of deposits of $
99.7

million
and $
68.5

million as of June 30, 2025 and December 31, 2024, respectively, to provide back-to-back support for
bank guarantees, other performance

obligations, various other operating agreements and

contractual obligations
under workers compensation

insurance.

These deposits are

restricted and classified

as “Non-current assets”

in
the unaudited Condensed Consolidated Balance Sheets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q June 30, 2025

24

Future

regulatory

changes

in

relation

to

these

obligations

or

deterioration

of

the

Company’s

credit

risk

rating
could result in increased obligations, additional costs or

additional collateral requirements.

Stamp duty on Curragh acquisition
The Company,

based on

legal and

valuation advice

obtained, continues

to dispute

a portion

of the

stamp duty
paid

on

the

acquisition

of

the

Curragh

mine

in

2018

of

$
37.9

million

(A$
60.4

million).

The

Company

filed

an
appeal with the Supreme Court

of Queensland on March 11, 2024. The outcome of

the appeal remains uncertain
and as such, no contingent asset has been recognized at June

30, 2025.
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

Form 10-Q June 30, 2025

25
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc.

(the

Company)

as

of

June

30,

2025,

the

related

condensed

consolidated

statements

of

operations

and
comprehensive

income

for

the

three

and

six-month

periods

ended

June

30,

2025

and

2024,

the

condensed
consolidated statements

of stockholders’

equity for

the three

and six-month

periods ended

June 30,

2025 and
2024, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and
2024, and

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
August 11,

2025.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

26
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

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

27
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

Form 10-Q June 30, 2025

28
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

19, 2025,

and Part

II, Item 1A.

“Risk Factors”

of our Quarterly

Report
on Form

10-Q for

the three

months ended

March 31,

2025, filed

with the

SEC and

ASX on

May 8,

2025, for

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

Form 10-Q June 30, 2025

29
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

Overview
Our results for

the three months

ended June 30,

2025, were materially

impacted by continued

weakness in the
Met coal markets, stemming from a combination of weak steel demand and structural oversupply from key steel-
producing regions, such

as China,

Europe and India,

and continuing macroeconomic

and trade

policy uncertainty,
which continues to affect investor and consumer confidence

.
The Australian

Premium Low

Volatile

Hard Coking

Coal index,

or AUS

PLV

HCC, averaged

$184.2 per

Mt for
the three months

ended June 30,

2025, $58.1 per

Mt lower compared

to the same

period in 2024,

and $0.9 Mt
lower compared to the three months ended March 31,

2025.
Although coal markets remained

unfavorable, our operations performed strongly in

the second quarter compared
to the first

quarter of 2025,

delivering higher quarter-on

-quarter run-of-mine,

or ROM, coal

production, saleable
production and

sales volumes.

ROM coal

production for

the three months

ended June

30, 2025,

was 1.2

MMt,
or 20%

higher compared

to the

first quarter

of 2025

and was

the primary

contributor to

the significant

build in
ROM coal inventory in the second quarter.
For the three months

ended June 30, 2025, saleable

production and sales volumes were 3.7

MMt, 0.4 MMt lower
compared to the three months

ended June 30, 2024, primarily

driven by our Australia Operations

due to above-
average

wet

weather

events

for the

second

quarter

of

2025,

unforeseen

equipment

downtime

and

change

of
mine

sequencing,

caused

by

delays

in

drill

preparation

reducing

excavator

performance,

which

impacted
production.

In

the

June

quarter,

we

commissioned

our

Buchanan

expansion

project

at

our

U.S.

Operations

while

major
development works

significantly progressed

at the

Mammoth mine

in our

Australian Operations.

Both of

these
projects are expected to increase production into the second half of 2025

Our saleable

production for

the six

months ended

June 30,

2025, was

7.2 MMt,

0.3 MMt

lower than

the same
period in 2024, while our

sales volume for the six

months ended June 30, 2025,

of 7.1 MMt, was 0.7

MMt lower
than the six months

ended June 30, 2024.

Lower saleable production

and sales volume in

2025, were primarily
driven by above-average seasonal wet weather and equipment

disruption at our Australian Operations and lost-

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

30
time due to

unforeseen equipment

downtime and adverse

geological features impacting

production yield at

our
U.S. Operations.
Coal revenues of $900.8 million for the six months ended June 30, 2025, decreased

$396.6 million compared to
the same period in 2024, were driven by lower sales volumes,

and lower average realized Met prices, $49.5

per
Mt sold lower compared to the six months ended June 30, 2024.

Mining costs for the six

months ended June 30, 2025

were $103.0 million lower compared

to the corresponding
period

in

2024,

driven

primarily

by

reduced

contractor

fleets

at

our

Australian

Operations

in

2024

and

the
associated

cost

savings,

and

favorable

average

foreign

exchange

rates

on

translation

of

the

Australian
Operations for

the six

months

ended

June

30, 2025.

Mining costs

per

Mt sold

was

$102.1 for

the six

months
ended June 30,

2025, which was $5.6

per Mt sold

lower compared to

the six months ended

June 30, 2024, driven
by lower mining costs partially offset by lower sales

volume of 0.6 MMt.
Liquidity and Going Concern
As of June 30, 2025, Coronado had cash and cash

equivalents (excluding restricted cash) of $261.6 million

and
$22.4 million of

undrawn capacity under

the ABL Facility.

As of June

30, 2025, Coronado

had $500.0 million

of
aggregate principal

amount of

interest-bearing liabilities

outstanding. Our

net debt

of $238.4

million as

of June
30, 2025 comprised of $500.0 million

of aggregate principal amount of interest-bearing liabilities outstanding less
cash and cash equivalents (excluding restricted cash).

During the three

months ended June

30, 2025, we

completed certain

initiatives to improve

our liquidity position
and immediate cash

flows given sustained

low Met coal

prices, including entry

to the Deed

of Amendment with
Stanwell for

a coal

prepayment of

$75.0 million

and the

Stanwell rebate

waiver and

deferral from

April 2025

to
December 2025 (with an estimated value of approximately

$75.0 million), as they are incurred, of approximately
$75.0 million, and refinancing of our ABL Facility for an amount up to $150.0 million,

as discussed in Part I, Item
1. “Financial Statements”, Note 11. “Contract

Obligations” and Note 9. “Interest Bearing Liabilities”, respectively.

On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-‘

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit

rating from ‘Caa1’

to ‘Caa2’, both

of which resulted

in a Review

Event
under the ABL Facility. On

July 9, 2025, we successfully negotiated with the Lender,

who confirmed no changes
to the terms or the availability of the ABL Facility,

thereby, concluding

each of the Review Events.

The outlook for the

Met coal market remains

uncertain. A further decline

in Met coal prices

or continued market
volatility could result in

sustained operating losses

and negative operating cash

flows for the remainder

of 2025
and into 2026. These condition

s

may place pressure on

our ability to comply

with financial covenants

under the
ABL Facility on and beyond September 30, 2025.
Non-compliance with financial covenants or a potential further downgrade to the Company’s credit rating by S&P
or Moody’s may result

in an Event of Default under

the ABL Facility and, unless

the Event of Default is cured

or
a waiver

is

obtained,

could

also

trigger

a

cross-default

under

the

Indenture

(as

defined

below)

governing

our
Notes.
While these plans are intended to address the events and conditions described above, these initiatives have not
progressed to a stage that provides confidence in their

successful execution or timely completion.
Accordingly, we concluded that

substantial doubt exists

regarding our ability

to continue as

a going

concern within
one year after the date of the accompanying Condensed

Consolidated Financial Statements.
Dividends
In April 2025, the

Company settled previously declared dividends of

$8.4 million, which were paid

to stockholders
from available cash.

Safety
For our Australian Operations, the twelve-month rolling average Total

Reportable Injury Frequency Rate at June
30, 2025

was 3.05,

compared to

a rate

of 2.22

at the

end of

December 31,

2024. At

our U.S.

Operations, the
twelve-month rolling

average Total

Reportable Incident

Rate at June

30, 2025 was

1.63, compared

to a rate

of
2.21 at the end of December 31, 2024.

The

health

and

safety

of

our

workforce

is

our

number

one

priority

and

we

remain

focused

on

the

safety

and
wellbeing of all employees

and contracting parties. Coronado continues

to implement safety initiatives

to improve
our safety rates every quarter.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

31
Segment Reporting
In accordance with ASC

280, Segment Reporting, we

have adopted the following

reporting segments: Australia
and

the

United

States.

In

addition,

“Other

and

Corporate”

is

not

a

reporting

segment

but

is

disclosed

for

the
purposes of reconciliation to our consolidated financial

statements.
Three Months Ended June 30, 2025 Compared to Three

Months Ended June 30, 2024
Summary
The financial and operational summary for the three months

ended June 30, 2025 include:
●

Net loss for the three months ended June 30,

2025, of $76.2 million was $121.4 million lower compared
to a net

income of $45.2

million for the

three months

ended June

30, 2024, which

was primarily

driven
by lower average realized prices

and lower sales volume, partially offset by lower

operating costs.

●

Average realized Met price

per Mt sold of $148.4 for the

three months ended June 30, 2025,

was $46.3
per Mt sold lower compared to $194.7 per Mt sold for the same period in 2024. Coking coal index prices declined since June 30, 2024, due to oversupply of steel and consequential Met coal demand out of key steel-producing regions, primarily in Asia.
●

Sales volume of 3.6 MMt for the three months ended June 30, 2025 was

0.4 MMt lower compared to the
same

period

in

2024,

because

of

unforeseen

equipment

downtime

and

change

in

mine

sequencing,
caused by delays in drill preparation reducing excavator performance, which impacted production at our
Australian Operations.
●

Adjusted

EBITDA

loss

for

the

three

months

ended

June

30,

2025

was

$0.6

million

compared

to

an
Adjusted EBITDA of

$120.8 million for

the three months

ended June 30,

2024. The decline

was due to
lower coal sales revenues,

partially offset by reduced operating costs.

●

As of June 30, 2025, our sources of liquidity were cash and cash equivalents (excluding restricted cash)
of $261.6 million and $22.4 million of undrawn capacity

under the ABL Facility.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

32
Three months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 459,337 $ 664,379 $ (205,042)

(30.9)%
Other revenues 8,542 9,449 (907)

(9.6)%
Total

revenues
467,879 673,828 (205,949)

(30.6)%
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 339,632 372,743 (33,111)

(8.9)%
Depreciation, depletion and amortization 45,508 51,263 (5,755)

(11.2)%
Freight expenses 62,706 60,704 2,002

3.3%
Stanwell rebate 21,931 26,451 (4,520)

(17.1)%
Other royalties 38,014 87,425 (49,411)

(56.5)%
Selling, general, and administrative expenses

7,600 8,646 (1,046)

(12.1)%
Total

costs and expenses
515,391 607,232 (91,841)

(15.1)%
Other income (expenses):
Interest expense, net (20,964) (13,116) (7,848)

59.8%
Loss on debt extinguishment (1,050) — (1,050)

100.0%
(Increase) decrease in provision for

credit losses (183) 27 (210)

(777.8)%
Other, net 1,972 (906) 2,878

(317.7)%
Total

other expenses, net
(20,225) (13,995) (6,230)

44.5%
Net (loss) income before tax (67,737) 52,601 (120,338)

(228.8)%
Income tax expense (8,466) (7,401) (1,065)

14.4%
Net (loss) income attributable to Coronado
Global Resources, Inc. $ (76,203) $ 45,200 $ (121,403)

(268.6)%
Coal Revenues
Coal

revenues

were

$459.3

million

for

the

three

months

ended

June

30,

2025,

a

decrease

of

$205.0

million,
compared to $664.4 million

for the three months

ended June 30, 2024. This

decrease was primarily attributable
to lower average realized Met price and lower export Met sales volume.

Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal revenues comprise costs related

to produced tons sold, along with

changes in both the volumes and
carrying

values

of

coal

inventory.

Cost

of

coal

revenues

include

items

such

as

direct

operating

costs,

which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total

cost of coal revenues was $339.6 million for the three months ended June 30, 2025, $33.1 million, or 8.9%
lower, compared to $372.7

million for the three months ended June 30, 2024.

Cost of coal

revenues for our

Australian Operations for

the three months

ended June 30,

2025, were $38.1

million
lower compared to the

same period in 2024,

primarily driven by

cost savings from

reduced contractor truck

and
excavator fleets since March 2024 and favorable average foreign exchange rates on translation of the Australian
Operations for the three months

ended June 30, 2025, of A$/US$

0.64 compared to 0.66 for the same

period in
2024.

Cost of coal revenues for

our U.S. Operations for the three

months ended June 30, 2025, was

$9.0 million higher
compared to the

three months

ended June 30,

2024, mainly

due to a

higher inventory

drawdown as

a result of
lower

ROM

production

and

lower

saleable

production

exceeding

lower

sales

volumes

when

compared

to

the
same period in 2024.
Depreciation, Depletion and Amortization
Depreciation, depletion and

amortization was $45.5

million for the

three months ended

June 30, 2025,

a decrease
of

$5.8

million,

compared

to

$51.3

million

for

the

three

months

ended

June

30,

2024.

The

decrease

was
associated with changes

to depreciation rates

following annual useful

life review and

favorable average foreign

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

33
exchange

rates

on

translation

of

the

Australian

Operations,

partially

offset

by

equipment

brought

into

service
during the twelve months since June 30, 2024.
Stanwell Rebate
The Stanwell

rebate was

$21.9 million

for the

three months

ended June

30, 2025,

a decrease

of $4.5

million,
compared to $26.4 million for the three months ended

June 30, 2024. The decrease was largely driven by lower
realized reference coal pricing

for the prior

twelve-month period applicable to three

months ended June 30,

2025,
used

to

calculate

the

rebate

compared

to

the

same

period

in

2024,

and

favorable

foreign

exchange

rate

on
translation of our Australian Operations.

Other Royalties
Other

royalties

were

$38.0

million

in

the

three

months

ended

June

30,

2025,

a

decrease

of

$49.4

million
compared to $87.4 million for

the three months ended June

30, 2024, a product of

lower coal revenues coupled
with favorable foreign exchange rate on translation of our Australian

Operations.

Interest expense, net
Interest expense,

net was

$20.9 million

for the

three months

ended June

30, 2025,

an increase

of $7.8

million
compared to $13.1 million

for the three months

ended June 30, 2024.

The increase was driven

by higher average
indebtedness, due

to additional

borrowings

under the

Notes and

the Curragh

Housing Transaction,

and lower
interest

income

on

cash

equivalents

and

restricted

deposits

during

the

three

months

ended

June

30,

2025,
compared to the same period in 2024.
Income Tax Expense

Income tax

expense

was

$8.5

million

for the

three

months

ended June

30, 2025

,

an increase

of $1.1

million,
compared to $7.4 million for

the three months ended June 30,

2024. The income tax expense is

the result of an
effective tax rate of 14.6% for the six months

ended June 30, 2025.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

34
Six months ended June 30, 2025 compared to Six

months ended June 30, 2024
Summary
The financial and operational summary for the six months ended June

30, 2025 include:
●

Net loss

of $172.4

million for the

six months ended

June 30,

2025, a decrease

of $188.6 million

compared
to a net

income of $16.2

million for the

six months ended

June 30, 2024.

The decrease

was a result

of
lower coal

revenues

partially offset

by lower

costs and

income tax

benefit on

losses in

the first

half of
2025 compared to income tax expense in the same period

last year.

●

Average realized Met price of $149.8 per

Mt sold for the six months

ended June 30, 2025, was $49.5

per
Mt sold lower

compared to

$199.3 per Mt

sold for

the six

months ended June

30, 2024. The

AUS PLV
HCC

index

averaged

$184.6

per

Mt

for

the

six

months

ended

June

30,

2025,

$91.0

per

Mt

lower
compared

to

the same

period in

2024.

The

downward

trend

is driven

by improved

supply

from

major
exporters, including

Russia and

Australia, and

oversupply of

steel, which

resulted in

declining demand
for Met coal.

●

Sales volume of 7.1 MMt for the

six months ended June 30, 2025, was 0.7 million lower

compared to the
six

months

ended

June

30,

2024.

Sales

volumes

declined

due

to

equipment

downtime

and

above-
average wet weather

at our Australian operations,

and adverse geology and

surface mine idling at

Logan
in our U.S. Operations.
●

Adjusted EBITDA loss of $73.4 million for

the six months ended June 30, 2025,

was $208.8 million lower
compared to

an income

of $135.4

million for

the six

months ended

June 30,

2024.

This decrease

was
primarily due to lower coal revenues partially offset

by lower operating costs.
●

As

of

June

30,

2025,

Coronado

had

$500.0

million

of

aggregate

principal

amount

of

interest-bearing
liabilities outstanding.

As of

June 30,

2025, the

Company had

net debt

of $238.4

million, consisting

of
closing

cash

and

cash

equivalents

(excluding

restricted

cash)

of

$261.6

million

and

$500.0

million
aggregate principal amounts

outstanding of interest-bearing liabilities.

Six months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 900,788 $ 1,297,372 $ (396,584) (30.6%)
Other revenues 16,339 44,605 (28,266) (63.4%)
Total

revenues
917,127 1,341,977 (424,850) (31.7%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 729,923 845,263 (115,340) (13.6%)
Depreciation, depletion and amortization 86,029 96,612 (10,583) (11.0%)
Freight expenses 122,894 117,526 5,368 4.6%
Stanwell rebate 43,784 57,902 (14,118) (24.4%)
Other royalties 79,367 172,585 (93,218) (54.0%)
Selling, general, and administrative expenses

15,933 17,461 (1,528) (8.8%)
Total

costs and expenses
1,077,930 1,307,349 (229,419) (17.5%)
Other income (expenses):
Interest expense, net (38,862) (26,445) (12,417) 47.0%
Loss on debt extinguishment (1,050) — (1,050) 100.0%
Decrease in provision for discounting and

credit losses (813) 200 (1,013) (506.5%)
Other, net (241) 11,106 (11,347) (102.2%)
Total

other expenses, net
(40,966) (15,139) (25,827) 170.6%
Net (loss) income before tax (201,769) 19,489 (221,258)
(1,135.3%
)
Income tax benefit (expense) 29,368 (3,290) 32,658 (992.6%)
Net (loss) income attributable to Coronado Global
Resources, Inc. $ (172,401) $ 16,199 $ (188,600)
(1,164.3%
)

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

35
Coal Revenues
Coal

revenues

were

$900.8

million

for

the

six

months

ended

June

30,

2025,

a

decrease

of

$396.6

million,
compared to $1,297.4

million for the

six months ended

June 30, 2024.

The decrease was

driven by lower

average
Met realized price combined with lower sales volume

compared to the same period in 2024.

Other Revenues
Other revenues were

$16.3 million for

the six months

ended June 30,

2025, a decrease

of $28.3 million

compared
to $44.6 million

for the six

months ended June

30, 2024.

The decrease was

primarily driven

by a non-recurring
termination fee revenue from a coal sales contract cancelled in the first quarter of 2024 at our U.S. Operations.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Total

cost of

coal revenues

was $729.9

million for

the six

months ended

June 30,

2025, a

decrease of

$115.3
million, compared to $845.3 million for the six months

ended June 30, 2024.

Cost of coal revenues for our Australian Operations in the six months ended June 30, 2025, were $120.5 million
lower compared to

the same period

in 2024, primarily

driven by cost

savings from reduction

in contractor fleets
since

March

2024

and

associated

costs,

lower

inventory

drawdown,

and

favorable

foreign

exchange

rate

on
translation of our

Australian Operations

for the six

months ended June

30, 2025, of

A$/US$: 0.63

compared to
0.66 for the same period in 2024.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization

was $86.0 million for the six months

ended June 30, 2025, a decrease
of

$10.6

million,

as

compared

to

$96.6

million

for

the

six

months

ended

June

30,

2024.

The

decrease

was
associated with changes

to depreciation rates

following annual useful

life review and

favorable average foreign
exchange rates on translation of the Australian Operations, partially offset by the equipment brought into service during the twelve months since June 30, 2024.

Freight Expenses
Freight

expenses

totaled

$122.9

million

for

the

six

months

ended

June

30,

2025,

an

increase

of

$5.4

million
compared to $117.5 million for the

six months ended June

30, 2024. Our Australian

Operations contributed $10.4
million to higher

sales volume

shipped through

WICET,

which attracts

higher port handling

charges and

higher
deficit tonnage charges compared

to the six months

ended June 30, 2024.

Freight costs in our

U.S. Operations
for the

six

months

ended June

30,

2025

decreased

by

$5.0 million

due to

lower

coal sales

under

FOB terms
compared to the six months ended June 30, 2024.
Stanwell Rebate
The

Stanwell

rebate

was

$43.8

million

for

the

six

months

ended

June

30,

2025,

a

decrease

of

$14.1

million
compared to $57.9 million for the six months ended June 30, 2024. The decrease was due to lower export sales
volume and lower

realized reference

coal pricing for

the prior

twelve-month period

applicable to the

six months
ended June 30, 2025, used to calculate the rebate compared

to the same period in 2024 and favorable average
foreign exchange rates on translation of the Australian

Operations.
Other Royalties
Other

royalties

were

$79.4

million

for

the

six

months

ended

June

30,

2025,

a

decrease

of

$93.2

million,

as
compared to $172.6

million for the

six months ended

June 30, 2024

due to lower

coal revenues combined

with
favorable average exchange rates on translation of the Australian

Operations.
Interest expense, net
Interest expense, net was $38.9

million in the six months

ended June 30, 2025, an

increase of $12.4 million,

as
compared

to

$26.4

million

for

the

six

months

ended

June

30,

2024.

The

increase

was

driven

by

higher
indebtedness due to additional borrowings under the Notes and Curragh Housing Transaction and lower interest income on

cash equivalents

and restricted

deposits during

the six

months ended

June 30,

2025, compared

to
the same period in 2024.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

36
Other, net
Other,

net

was

at

a

loss

of

$0.2

million

for the

six

months

ended

June

30,

2025,

a decrease

of

$11.3

million
compared to an

income of $11.1 million for

the six months

ended June 30,

2024. The decrease was

largely driven
by higher

exchange losses

on translation

of short-term

inter-entity balances

between certain

entities within

the
group that are denominated in currencies other than their

respective functional currencies.

Income Tax Benefit (Expense)
Income tax

benefit of

$29.4 million

for the

six months

ended June

30, 2025,

decreased by $32.7

million, compared
to $3.3 million

tax expense

for the six

months ended

June 30, 2024,

primarily driven

by net loss

position in the
2025 period.
Supplemental Segment Financial Data
Three months ended June 30, 2025 compared to three months

ended June 30, 2024
Australia
Three months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 2.2 2.7 (0.5) (17.5)%
Total

revenues ($)
259,845 458,491 (198,646) (43.3)%
Coal revenues ($) 251,537 449,497 (197,960) (44.0)%
Average realized price per Mt sold ($/Mt) 113.1 166.7 (53.6) (32.2)%
Met coal sales volume (MMt) 1.6 2.0 (0.4) (21.3)%
Met coal revenues ($) 230,624 429,506 (198,882) (46.3)%
Average realized Met price per Mt sold ($/Mt) 147.5 216.2 (68.7) (31.8)%
Mining costs ($) 179,256 218,897 (39,641) (18.1)%
Mining cost per Mt sold ($/Mt) 80.6 81.7 (1.1) (1.3)%
Operating costs ($) 271,472 364,668 (93,196) (25.6)%
Operating costs per Mt sold ($/Mt) 122.0 135.3 (13.3) (9.8)%
Segment Adjusted EBITDA ($)

(10,200) 94,582 (104,782) (110.8)%
Coal revenues

for our

Australian Operations

decreased largely

due to

lower average

realized Met

price per

Mt
sold, which was $68.7 lower compared to the same

period in 2024, and lower Met sales volume of 0.5 MMt.
Operating costs decreased by

$93.2 million, or 25.6%,

for the three months ended

June 30, 2025, compared

to
the

three

months

ended

June

30,

2024,

driven

by

lower

mining

costs

and

lower

Stanwell

rebate

and

other
royalties, a

product of

lower realized

prices. Mining

costs were

$39.6 million

lower for

the three

months ended
June 30,

2025, driven

primarily by

cost savings

from reduced

contractor fleets

in 2024

and favorable

average
foreign exchange rates on translation of our Australian Operations. Mining and Operating costs per Mt sold were
$1.1 and $13.3 lower, respectively,

compared to the same period in 2024, despite lower

sales volume.
Segment Adjusted EBITDA loss

of $10.2 million for the

three months ended June

30, 2025, was $104.8 million,
or 110.8%, lower

compared to income of $94.6 million for

the three months ended June 30, 2024,

largely driven
by lower coal revenues,

partially offset by lower operating costs.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

37
United States
Three months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 1.4 1.4 — 6.9%
Total

revenues ($)
208,034 215,337 (7,303) (3.4)%
Coal revenues ($) 207,800 214,882 (7,082) (3.3)%
Average realized price per Mt sold ($/Mt) 143.4 158.5 (15.1) (9.5)%
Met coal sales volume (MMt) 1.3 1.3 — 1.4%
Met coal revenues ($) 196,704 209,855 (13,151) (6.3)%
Average realized Met price per Mt sold ($/Mt) 149.6 161.7 (12.1) (7.5)%
Mining costs ($) 158,806 145,521 13,285 9.1%
Mining cost per Mt sold ($/Mt) 109.6 110.0 (0.4) (0.4)%
Operating costs ($) 190,811 182,655 8,156 4.5%
Operating costs per Mt sold ($/Mt) 131.7 134.7 (3.0) (2.2)%
Segment Adjusted EBITDA ($)

17,181 34,466 (17,285) (50.2)%
Coal revenues for our

U.S. Operations decreased by

$7.1 million, largely attributed

to lower average

realized Met
price per

Mt sold

compared to

the three

months ended

June 30,

2024, driven

by oversupply

of steel

from key
steel producing

regions

which

has consequently

resulted

in

weakened

demand

for

Met coal

and

lower

prices
achieved from annual domestic price contracts compared

to 2024.

Mining and Operating costs increased by $13.3 million and $8.2 million, respectively, for the three months ended
June 30,

2025, compared

to the

three months

ended June

30, 2024,

due to

drawdown of

coal inventories resulting
from sales volume slightly

exceeding saleable production

compared to a build

in inventory compared

to second
quarter of 2024. Higher mining costs were partially

offset by lower freight expenses and lower purchased

coal.
Segment

Adjusted

EBITDA

of

$17.2

million

for

the

three

months

ended

June

30,

2025,

decreased

by

$17.3
million

compared

to

$34.5

million

for

the

three

months

ended

June

30,

2024,

primarily

driven

by

lower

coal
revenues and higher operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 7,600 $ 8,646 $ (1,046) (12.1)%
Other, net (49) (387) 338 (87.3)%
Total

Corporate and Other Adjusted EBITDA

$ 7,551 $ 8,259 $ (708) (8.6)%
Corporate

and

other

Adjusted

EBITDA

of

$7.5

million

for

the

three

months

ended

June

30,

2025,

were

$0.7
million lower compared to the

three months ended June 30,

2024 due to cost savings initiatives

implemented at
the corporate level.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

38
Mining

and

operating

costs

for

the

three

months

ended

June

30,

2025

compared

to

three

months
ended June 30, 2024
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended June 30 2025
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 292,326 $ 215,071 $ 7,994 $ 515,391
Less: Selling, general and administrative
expense (3) (13) (7,584) (7,600)
Less: Depreciation, depletion and amortization (20,851) (24,247) (410) (45,508)
Total operating costs 271,472 190,811 — 462,283
Less: Other royalties (27,684) (10,330) — (38,014)
Less: Stanwell rebate (21,931) — — (21,931)
Less: Freight expenses (41,031) (21,675) — (62,706)
Less: Other non-mining costs (1,570) — — (1,570)
Total mining costs 179,256 158,806 — 338,062
Sales Volume excluding non-produced

coal
(MMt) 2.2 1.4 — 3.7
Mining cost per Mt sold ($/Mt) 80.6 109.6 — 92.0
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

June 30, 2025 compared

to three
months ended June 30, 2024
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Met coal sales volume (MMt) 2.9 3.3 (0.4) (12.3)%
Met coal revenues ($) 427,328 639,361 (212,033) (33.2)%
Average realized Met price per Mt sold ($/Mt) 148.4 194.7 (46.3) (23.8)%

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

39
Six months ended June 30, 2025 compared to Six

months ended June 30, 2024
Australia
Six months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 4.5 5.2 (0.7) (14.2)%
Total

revenues ($)
533,122 894,596 (361,474) (40.4)%
Coal revenues ($) 517,561 877,094 (359,533) (41.0)%
Average realized price per Mt sold ($/Mt) 115.7 168.2 (52.5) (31.2)%
Met coal sales volume (MMt) 3.2 3.8 (0.6) (15.8)%
Met coal revenues ($) 480,690 837,809 (357,119) (42.6)%
Average realized Met price per Mt sold ($/Mt) 150.3 220.5 (70.2) (31.9)%
Mining costs ($) 421,266 536,762 (115,496) (21.5)%
Mining cost per Mt sold ($/Mt) 94.2 103.5 (9.3) (9.1)%
Operating costs ($) 609,840 827,402 (217,562) (26.3)%
Operating costs per Mt sold ($/Mt) 136.3 158.7 (22.4) (14.1)%
Segment Adjusted EBITDA ($)

(75,044) 68,354 (143,398) (209.8)%
Coal revenues for our Australian Operations

for the six months ended June 30,

2025, were $359.5 million lower
compared to the six months ended June 30,

2024. The decrease was driven by lower average realized

Met price
per Mt sold,

$70.2 per Mt

lower compared

to the six

months ended June

30, 2024. Coal

revenues were further
impacted by 0.7 MMt lower sales volume as a result of lower production caused by above average seasonal wet weather in

the first

quarter,

equipment downtime

and changes

in mine

sequencing as

a result

of delays

in drill
preparation reducing excavator performance.

Operating costs

decreased by

$217.6 million

driven by

lower Stanwell

rebate and

other royalties,

due to

lower
realized price and lower coal revenues, coupled with lower mining costs.

Mining costs were $115.5

million lower
for the

six months

ended June

30, 2025,

primarily driven

by cost

savings from

reduced contractor’s

fleet since
March 2024 and

favorable foreign exchange

rate on translation

of our Australian

Operations for the

six months
ended June 30, 2025

compared to the

same period in

2024. Mining and Operating

costs per Mt sold

were $9.3
and $22.4, respectively,

lower compared to the six months ended June 30, 2024.
Segment Adjusted EBITDA

loss of $75.0

million for the

six months ended

June 30, 2025,

decreased by $143.4
million, or 209.8%, compared

to Adjusted EBITDA

of $68.3 million for

the six months

ended June 30, 2024

due
to lower coal revenues, partially offset by

lower operating costs.

United States
Six months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 2.6 2.6 — 2.6%
Total

revenues ($)
384,005 447,381 (63,376) (14.2)%
Coal revenues ($) 383,227 420,278 (37,051) (8.8)%
Average realized price per Mt sold ($/Mt) 144.8 162.9 (18.1) (11.4)%
Met coal sales volume (MMt) 2.5 2.4 0.1 1.5%
Met coal revenues ($) 368,141 403,386 (35,245) (8.7)%
Average realized Met price per Mt sold ($/Mt) 149.3 166.0 (16.7) (10.4)%
Mining costs ($) 305,619 293,103 12,516 4.3%
Mining cost per Mt sold ($/Mt) 115.5 116.2 (0.7) (0.9)%
Operating costs ($) 366,128 365,874 254 0.1%
Operating costs per Mt sold ($/Mt) 138.4 141.8 (3.4) (2.8)%
Segment Adjusted EBITDA ($)

17,573 83,694 (66,121) (79.0)%
Coal revenues

decreased by

$37.1 million,

or 8.8%, to

$383.2 million

for the six

months ended June

30, 2025,
compared to $420.3 million for the six months ended June 30, 2024. This decrease was driven by lower average
realized Met price per Mt sold of

$149.3 for the six months ended June 30, 2025

compared to $166.0 per Mt sold

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

40
and

lower

prices

achieved

from

annual

domestic

price

contracts

for

2025

compared

to

2024,

caused

by
unfavorable market conditions.

Mining costs were $12.5 million, or

$0.7 per Mt sold, higher

for the six months ended

June 30, 2025, due to

lower
inventory build, saleable production exceeding sales volume, compared to the six months ended June 30, 2024.
Operating

costs

remained

broadly

in

line with

higher

mining

costs

offset

by

lower

freight

expenses,

driven

by
lower demurrage, and lower coal purchases needed to

satisfy sales commitments.
Adjusted EBITDA of $17.6 million

decreased by $66.1 million, or

79.0%, for the six months

ended June 30, 2025,
compared to $83.7 million for the six

months ended June 30, 2024. This decrease

was primarily driven by lower
coal revenues

and lower other revenues

driven by termination fee

revenue from a coal sales

contract cancelled
in the 2024 period.

Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Six months ended

June 30,
2025 2024 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 15,933 $ 17,461 $ (1,528) (8.8)%
Other, net (18) (819) 801 (97.8)%
Total

Corporate and Other Adjusted EBITDA

$ 15,915 $ 16,642 $ (727) (4.4)%
Corporate

and

other

costs

of

$15.9

million

for

the

six

months

ended

June

30,

2025,

were

$0.7

million

lower
compared to $16.6

million for the

six months ended

June 30, 2024,

due to cost

savings initiatives

implemented
at the corporate level.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

41
Mining and operating costs

for the Six months

ended June 30, 2025

compared to Six months

ended
June 30, 2024
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Six months ended June 30, 2025
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 647,451 $ 413,609 $ 16,870 $ 1,077,930
Less: Selling, general and administrative
expense (7) (13) (15,913) (15,933)
Less: Depreciation, depletion and amortization (37,604) (47,468) (957) (86,029)
Total operating costs 609,840 366,128 — 975,968
Less: Other royalties (60,097) (19,270) — (79,367)
Less: Stanwell rebate (43,784) — — (43,784)
Less: Freight expenses (81,655) (41,239) — (122,894)
Less: Other non-mining costs (3,038) — — (3,038)
Total mining costs 421,266 305,619 — 726,885
Sales Volume excluding non-produced

coal
(MMt) 4.5 2.6 — 7.1
Mining cost per Mt sold ($/Mt) 94.2 115.5 — 102.1
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

2025

compared

to

Six
months ended June 30, 2024
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Six months ended June 30,

2025 2024 Change %
(in US$ thousands)
Met coal sales volume (MMt) 5.7 6.2 (0.5) (9.1)%
Met coal revenues ($) 848,831 1,241,195 (392,364) (31.6)%
Average realized Met price per Mt sold ($/Mt) 149.8 199.3 (49.5) (24.8)%

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

42
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended

June 30, Six months ended June 30,
(in US$ thousands) 2025 2024 2025 2024
Reconciliation to Adjusted EBITDA:
Net (loss) income
$
(76,203)
$
45,200
$
(172,401)
$
16,199
Add: Depreciation, depletion and amortization 45,508 51,263 86,029 96,612
Add: Interest expense (net of interest income)

20,964 13,116 38,862 26,445
Add: Other foreign exchange losses (gains)

(551) 2,159 (219) (9,104)
Add: Loss on extinguishment of debt 1,050 — 1,050 —
Add: Income tax expense (benefit) 8,466 7,401 (29,368) 3,290
Add: Losses on idled assets 13 1,677 1,848 2,164
Add: Increase (decrease) in provision for

credit losses 183 (27) 813 (200)
Adjusted EBITDA

$
(570)
$
120,789
$
(73,386)
$
135,406
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

operations,
working capital,

capital

expenditure,

debt

service

obligations,

business

or assets

acquisitions

and

payment

of
dividends.

Our ability to generate sufficient cash

depends on our future performance,

which may be subject to a number

of
factors beyond our control,

including general economic, financial,

competitive and weather conditions

and other
risks described

in this

Quarterly Report

on Form

10-Q, Part

I, Item

1A. “Risk

Factors” of

our Annual

Report on
Form 10-K for the

year ended December

31, 2024, filed

with the SEC

and ASX on

February 19, 2025

and Part
II, Item

1A. “Risk

Factors” of

our Quarterly

Report on

Form 10-Q

for the

three months

ended March

31, 2025,
filed with the SEC and ASX on May 8, 2025.
Sources of liquidity as of June 30, 2025 and December

31, 2024 was as follows:
(in US$ thousands) June 30, 2025
December 31,
2024
Cash and cash equivalents, excluding restricted cash

$ 261,585 $ 339,374
Availability under the ABL Facility (1) 22,432 128,563
Total $ 284,017 $ 467,937
(1)
Availability under the ABL

Facility is limited

to an eligible

borrowing base, determined

by applying customary

advance rates
to eligible accounts receivable and inventory.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

43
Our total indebtedness as of June 30, 2025 and December

31, 2024 consisted of the following:
(in US$ thousands) June 30, 2025
December 31,
2024
Current installments of interest bearing liabilities $ 1,652 $ 1,477
Interest bearing liabilities, excluding current installments 498,360 422,995
Current installments of other financial liabilities and other finance lease obligations 10,060 6,163
Other financial liabilities and finance lease obligations, excluding current installments 35,654 19,694
Total $ 545,726 $ 450,329
Liquidity
Coronado has been significantly

impacted by declining demand

and prices in the

coal market that impacted

our
earnings during the year ended December 31, 2024 and

through June 30, 2025.

During the three

months ended June

30, 2025, we

completed certain

initiatives to improve

our liquidity position
and immediate cash

flows given sustained

low Met coal

prices, including

entry to the

Deed of Amendment

with
Stanwell for

a coal

prepayment of

$75.0 million

and the

Stanwell rebate

waiver and

deferral from

April 2025

to
December 2025 (with

an estimated value

of approximately $75.0

million), as they

are incurred, and

refinancing
of our ABL

Facility for an amount

up to $150.0

million,

as discussed in

Part I, Item 1.

“Financial Statements”, Note
11. “Contract Obligations”

and Note 9. “Interest Bearing Liabilities”, respectively.
The ABL Facility

is subject

to financial covenants,

including maintenance

of leverage

ratio and

maintenance of
coverage ratio, tested quarterly commencing on September

30, 2025.

On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-’

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit

rating from ‘Caa1’

to ‘Caa2’, both

of which resulted

in a Review

Event
under the ABL

Facility.

On July

9, 2025, the

Company successfully

negotiated with

the Lender,

who confirmed
no changes to the terms or the availability of the ABL Facility,

thereby, concluding

each of the Review Events.

Continued

uncertainty

in

Met

coal

markets

and

further

deterioration

of

future

Met

coal

prices

could

result

in
losses and

negative cash

flows from

operating activities for

the remainder

of 2025

and into

2026, which,

combined
with other factors, could

impact the Company’s

ability to comply with

financial covenants under

the ABL Facility
on and beyond September 30, 2025.

Non-compliance with financial covenants or a potential further downgrade to the Company’s credit rating by S&P
or Moody’s, may result in an Event of Default under the

ABL Facility and, unless the Event of Default is cured or
a waiver is obtained, could also trigger a cross-default under the Indenture governing our Notes.

We continue

to pursue

a number

of initiatives

including, among

other things,

further operating

and capital

cost
control measures, partial asset sale and potential other

debt and non-debt funding measures.
Based on

our outlook

for the

next twelve

months, which

is subject

to uncertainties

with respect

to execution

of
the financing

initiatives described above,

continued changing demand

from our

customers, volatility in

coal prices,
current and future trade barriers and tariffs and the uncertainty of impacts from ongoing civil unrest and wars, we
believe expected

cash generated

from operations

together with

our sources

of liquidity

and other

strategic and
financial initiatives,

may not

be sufficient

to meet

the needs

of our

existing operations,

capital expenditure

and
service our debt obligations.
Cash and cash equivalents
Cash

and

cash

equivalents

are

held

in

multicurrency

interest

bearing

bank

accounts

available

to

be

used

to
service

the

working

capital

needs

of

the

Company.

Cash

balances

surplus

to

immediate

working

capital
requirements

are

invested

in

short-term

interest-bearing

deposit

accounts

or

used

to

repay

interest

bearing
liabilities.
ABL Facility
On June 18,

2025, we entered

into an amendment

and restatement of

our existing senior

secured asset-based
revolving credit agreement in an initial aggregate principal amount of $150.0 million, or the ABL Facility.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

44
The ABL Facility is

a revolving credit facility

which matures in 2028.

Availability under the

ABL Facility is limited
to an eligible

borrowing base,

determined by

applying customary

advance rates

to eligible accounts

receivable
and inventory. As of June

30,

2025, the eligible borrowing

base under the

ABL Facility was $97.4

million, of which
$75.0 million had been drawn and $22.4 million remained

available.

Borrowings under

the ABL

Facility bear

interest of

15% per

annum and

are subject

to an

interest make-whole
premium, payable

on any

refinance or

prepayment during

the first

eighteen months

after the

closing date.

The
undrawn capacity under the ABL Facility remains available

for a further twelve months from the date of this

ABL
Facility and is subject to a commitment fee equal to 9.00%

per annum.
The ABL

Facility is

subject to

financial covenants

including a

covenant regarding

the maintenance

of leverage
ratio and interest coverage ratio to be tested quarterly

and commencing on September 30, 2025.

The ABL Facility

also contains customary

representations and warranties and

affirmative and negative covenants
including,

among

others,

covenants

relating

to

the

payment

of

dividends,

or

purchase

or

redemption

of,

with
respect to any equity interests

of the Company or any

of its subsidiaries, covenants relating

to financial reporting,
covenants

relating

to

the

incurrence

of

liens

or

encumbrances,

covenants

relating

to

the

incurrence

or
prepayment of certain debt,

compliance with laws, use

of proceeds, maintenance

of properties, maintenance

of
insurance,

payment

obligations,

financial

accommodation,

mergers

and

sales

of

all

or

substantially

all

of

the
assets of the Loan Parties’ and limitations on changes in the nature of the Loan Parties’ business.
A
Review Event will occur under the ABL Facility if

any one or more of the following occurs:

(a) downgrade of the
credit rating by S&P

or Moody’s in respect

of a Loan Party which

applies as at the Closing

Date; or (b) delisting
of any

listed Loan

Party from

the relevant

stock exchange

on which

it was

listed or

a trading

halt in

respect of
such Loan Party

for more than

5 business days. Following

the occurrence of

a Review Event, the

Borrowers must
promptly meet and

consult in good

faith with the

Administrative Agent

and the Lender

to agree on

a strategy to
address the

relevant Review

Event. If,

at the

end

of a

period of

10 business

days

after the

occurrence

of the
Review Event, the Lender

is not satisfied with

the result of their

discussion or meeting with

the Borrowers or

do
not wish

to continue

to provide

their commitments,

the Lender

may declare

all amounts

owing under

the ABL
Facility to be prepaid within another 20 business days.
On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-’

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit

rating from ‘Caa1’

to ‘Caa2’, both

of which resulted

in a Review

Event
under the ABL Facility. On

July 9, 2025, we successfully negotiated with the Lender,

who confirmed no changes
to the

terms or

the availability

of the

ABL Facility,

thereby,

concluding

each of

the Review

Events. A

potential
further downgrade to the Company’s credit rating by S&P or Moody’s may result in an Event of Default under the
ABL Facility, unless the Event of Default is cured or a waiver is obtained,

could also trigger a cross-default under
the Indenture governing our Notes.
Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.

Refer to Part I, Item 1, Note 10. “Interest Bearing Liabilities”

for further information.

9.250% Senior Secured Notes
As of June 30, 2025, the outstanding amount of our Notes

was $400.0 million. The Notes were issued at par and
bear interest at a rate of 9.250% per annum. Interest on the Notes is payable semi-annually in arrears on April 1
and October 1 of each year, which began on April 1, 2025. The Notes mature on October 1, 2029 and are senior secured obligations of the Issuer.

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

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

45
Upon the occurrence of a “Change of Control Triggering Event”, as defined in the Indenture as the occurrence of a Change

of Control

and a

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

acceleration

of,

the

amounts

due

under

the
Notes.
As of June 30,

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

Refer to

Part I,

Item I.

Note 9.

“Interest Bearing

Liabilities” and

Note 10.

“Other Financial

Liabilities” for

further
information.
Finance leases
During the six

months ended June

30, 2025, the

Company entered into

various finance lease

agreements. Our
total finance

lease

commitments

were

$20.6

million

as at

June

30,

2025.

The

terms

of

the

outstanding

lease
agreements mature through May 2029, and bear fixed

interest rates ranging from 8.55% to 12.0%.
Surety bonds, letters of credit and bank guarantees
We

are

required

to

provide

financial

assurances

and

securities

to

satisfy

contractual

and

other

requirements
generated in the

normal course of

business. Some of

these assurances are provided

to comply with

state or other
government agencies’ statutes and regulations.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

46
For

the

U.S.

Operations,

in

order

to

provide

the

required

financial

assurance

for

post

mining

reclamation,

we
generally

use surety

bonds.

We

also

use surety

bonds

and bank

letters

of credit

to collateralize

certain

other
obligations including contractual

obligations under workers’

compensation insurances.

As of June 30,

2025, we
had outstanding surety bonds

of $43.8 million. Subsequent

to June 30, 2025,

we cash collateralized $20.3

million
of our surety bonds in connection with our contractual

obligations under workers’ compensation insurances.
For the

Australian Operations,

as at

June 30,

2025,

we had

bank guarantees outstanding

of $25.8

million primarily
in respect of certain rail and port take-or-pay arrangements of the Company.

Future regulatory

changes

relating

to

these

obligations

or deterioration

of

our

credit

risk

rating could

result

in
increased obligations, additional costs or additional collateral requirements.
Restricted deposits – cash collateral
As required

by certain

agreements, we

have total

cash collateral

in the

form of

deposits of

$99.7 million

as of
June

30,

2025

to

provide

back-to-back

support

for

bank

guarantees,

financial

payments,

other

performance
obligations,

various

other

operating

agreements

and

contractual

obligations

under

workers

compensation
insurance.

These

deposits

are

restricted

and

classified

as

non-current

assets

in

the

unaudited

Condensed
Consolidated Balance Sheets.
Future regulatory changes

in relation to

these obligations or

deterioration of our

credit risk rating

could result in
increased obligations, additional costs or additional collateral requirements
Dividends
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
Historical Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and

2024, as reported in
the accompanying consolidated financial statements:
Cash Flow
Six months ended

June 30,
(in US$ thousands) 2025 2024
Net cash from operating activities $ 40,088 $ 11,095
Net cash used in investing activities (177,000) (122,829)
Net cash from financing activities 58,881 37,601
Net change in cash and cash equivalents

(78,031) (74,133)
Effect of exchange rate changes on cash and cash

equivalents
242 (471)
Cash and cash equivalents at beginning of period 339,625 339,295
Cash and cash equivalents at end of period

$ 261,836 $ 264,691
Operating activities
Net cash provided

by operating activities

was $40.1 million

for the six

months ended June

30, 2025, compared
to $11.1

million for

the six

months ended

June 30,

2024.

The increase

in cash

provided by

operating activities
was driven by a coal prepayment from Stanwell

of $75.0 million, $20.5 million waiver and deferral of

the Stanwell
rebate, favorable working

capital movement due

to early collections

from certain customers

and lower payment
to suppliers, partially offset by Adjusted EBITDA

loss for the six months ended June 30, 2025.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

47
Investing activities
Net cash

used in

investing activities

was $177.0

million
for the

six months

ended June

30, 2025,

compared to
$122.8 million

for the

six months

ended June

30, 2024.

Cash spent

on capital

expenditures for

the six

months
ended June 30, 2025, was

$147.4 million, of which

$80.9 million related

to the Australian Operations

and $66.5
million was related

to our

U.S. Operations

and a net

cash collateral,

in the form

of restricted

deposits, of

$31.1
million

as

a

security

to

satisfy

contractual

and

other

requirements.

The

increase

in

capital

expenditures

was
largely due to

the investment in

organic growth projects at

both of our

U.S. Operations and Australian

Operations,
which were substantially completed in the first half of

2025.

Financing activities
Net cash provided by

financing activities was

$58.9 million for the

six months ended June

30, 2025. Included

in
net

cash

provided

by

financing

activities

were

proceeds

of

$75.0

million

from

drawing

down

on

the

new

ABL
Facility, partially offset by payment of debt issuance and other financing costs of $4.1 million, dividend payments of $8.3 million, and repayment of interest bearing and

other financial liabilities of $3.7 million.

Contractual Obligations
Except as set

forth below, there were

no material changes

to the Company’s contractual

obligations as previously
disclosed in

our Annual

Report on

Form 10-K

for the

year ended

December 31,

2024, filed

with the

SEC and
ASX on February 19, 2025.

On June 10, 2025, we entered into a Deed of Amendment with Stanwell for a prepayment for future coal sales of
$75.0 million and the Stanwell

rebate waiver and deferral from

April 2025 to December 2025 (with

an estimated
value of

approximately $75.0

million), as

they are

incurred, both

of which

will be

settled through

physical coal
delivery over five

years,

or until such

time that the

obligation is fully

settled, commencing

2027. Refer to

Part I,
Item 1. “Financial Statements”, Note 11.

“Contract Obligations” for further information.

On June 18, 2025, we completed refinancing of our ABL Facility for an aggregate principal amount up to $150.0
million,

of

which

$75.0

million

was

drawn

on

completion

and

the

remaining

$75.0

million

is

available

to

the
Company for a

further twelve months, limited

to an eligible

borrowing base. The

ABL Facility is

subject to financial
covenants, including maintenance

of leverage ratio

and interest coverage

ratio, tested quarterly and

commencing
on September

30, 2025.

Refer to

Part I,

Item 1.

“Financial Statements”,

Note 9.

Interest Bearing

Liabilities for
further information.
The

ABL

Facility

is

a

revolving

credit

facility

which

matures

in

2028.

Borrowings

under

the

ABL

Facility

bear
interest at a

rate of

15% per annum

and are

subject to an

interest make-whole premium,

payable on any

refinance
or

prepayment

during

the

first

eighteen

months

after

the

closing

date.

The

undrawn

capacity

under

the

ABL
Facility

remains

available

for

a

further

twelve

months

from

the

date

of

the

ABL

Facility

and

is

subject

to

a
commitment fee of 9.00% per annum.
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

Form 10-Q June 30, 2025

48
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

2025, we had $15.2
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

Middle

East

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

Form 10-Q June 30, 2025

49
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

2025, we had $545.7

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

$21.5 million and $48.5
million for the three and six months ended June 30, 2025.
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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of June

30, 2025, we

had financial assets

of $517.5 million,

comprising of cash

and cash equivalents,

trade
and other receivables and restricted

deposits, all of which

are exposed to varied levels

of counterparty credit risk.
These

financial

assets

have

been

assessed

under

ASC

326,
Financial

Instruments

–

Credit

Losses
,

and

a
provision for discounting and credit losses of $1.5 million

was recorded as of June 30, 2025.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

50
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

the

fiscal

quarter

covered

by

this

Quarterly

Report

on

Form

10-Q,

the

Company

completed

the
implementation of

a new

Enterprise Resource

Planning, or

ERP,

system. Our

new ERP

system is

intended to
provide

us

with

enhanced

transactional

processing,

security

and

management

tools,

and

it

is

an

important
component

of

our

system

of

disclosure

controls

and

procedures.

We

modified

and

removed

certain

existing
internal controls, as well

as implemented new internal

controls and procedures impacted

by the implementation
of

the

new

ERP

system.

We

will

continue

to

monitor

and

evaluate

design

effectiveness

and

operating
effectiveness of the related controls during subsequent

periods.

Except with

respect to

the implementation of

the new

ERP system, there

were no

other changes in

the Company's
internal

control

over

financial

reporting,

as

such

term

is

defined

in

Rule

13a-15(f)

of

the

Exchange

Act,

that
materially

affected,

or

are

reasonably

likely

to

materially

affect,

the

Company’s

internal

control

over

financial
reporting.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

51
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal and

regulatory proceedings. For a description of our significant legal proceedings
refer

to

Note 17. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I, Item 1. “Financial

Statements” of

this Quarterly

Report on

Form 10-Q,

which information

is incorporated
by reference herein.
ITEM 1A.

RISK FACTORS

Except as set forth below,

there were no material changes

to the risk factors previously

disclosed in Part I, Item
1A, “Risk Factors,” of

our Annual Report on

Form 10-K for the

year ended December 31,

2024, filed with the

SEC
and ASX on February 19, 2025 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the
three months

ended

March

31, 2025,

filed

with

the

SEC and

ASX on

May 8,

2025.

The risk

factor

presented
below should

be read

in conjunction

with

all

of the

risk

factors

disclosed in

the

Company’s

Annual

Report

on
Form 10-K for the year ended December 31, 2024.

As

a

result

of

operating

losses

and

negative

cash

flows

from

operations,

together

with

other

factors,
including

the

possibility

that

the

Company

may

not

be

able

to

obtain

covenant

waivers

or

otherwise
remediate

covenant

breaches,

could

cause

the

liquidity

provided

by

the

ABL

Facility

to

become
unavailable. As such, we may not have sufficient liquidity to sustain our operations and to continue as a going concern.
The Company’s earnings

and cash flows from

operating activities have

been significantly impacted

by subdued
performance of Met

coal markets, which

has led to

low realized prices

for the coal

we sell. The

Company's current
operating forecasts,

which is

subject to

volatility in

the Met

coal prices

and the

achievement of

forecast production,
indicate that

we will

continue to

incur losses

from operations

and generate

negative cash

flows from

operating
activities.

These

projections

and

certain

liquidity

risks

raise

substantial

doubt

about

whether

we

will

meet

our
obligations as they become

due within one year

after the date of

issuance of this

Quarterly Report on Form

10-
Q.

During the three

months ended June

30, 2025, we

completed certain

initiatives to improve

our liquidity position
and immediate cash flows given sustained low Met coal prices

.
On June 10, 2025, we entered into a Deed of Amendment with

Stanwell for a prepayment for future coal sales of
$75.0 million and the Stanwell

rebate waiver and deferral from

April 2025 to December 2025 (with

an estimated
value of

approximately $75.0

million),

as they

are incurred,

both of

which will

be settled

through

physical coal
delivery over five years,

or until such time that the obligation is fully settled,

commencing in 2027.

On June 18, 2025, we completed refinancing of our ABL Facility for an aggregate principal amount up to $150.0
million,

of

which

$75.0

million

was

drawn

on

completion

and

the

remaining

$75.0

million

is

available

to

the
Company for

a further

twelve months, subject

to an

eligible borrowing

base. The ABL

Facility is

subject to

financial
covenants, including maintenance

of leverage ratio

and interest coverage

ratio, tested quarterly and

commencing
on September 30, 2025.

On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-’

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit

rating from ‘Caa1’

to ‘Caa2’, both

of which resulted

in a Review

Event
under the ABL

Facility.

On July

9, 2025, the

Company successfully

negotiated with

the Lender,

who confirmed
no changes to the terms or the availability of the ABL Facility,

thereby, concluding

each of the Review Events.
A
potential further downgrade to the Company’s

credit rating by S&P or Moody’s

may result in an Event of Default
under the ABL Facility.
There is uncertainty in relation to the ongoing availability of the ABL Facility,

which is dependent on our ability to
comply with

financial covenants

on September

30, 2025

and beyond.

Unless the

Company obtains

waivers or
deferment

of

financial

covenants

testing

periods,

any

breach

of

such

financial

covenants

would

constitute

an
event of default

under the terms

of the ABL

Facility and

the Administrative

Agent may declare

the commitment
of the Lender to make the loans to be terminated, declare the unpaid principal amount of all outstanding loans to be paid, including

all interest accrued

and unpaid thereon,

any make-whole premium

and other amounts

owing
or payable to be immediately due and payable.

The indenture governing our Notes includes a cross-default provision.

If, following an event of default under the
ABL Facility,

the Lenders

declare all

amounts owing

under the

ABL Facility

immediately due

and payable,

we
may

be

required

to

immediately

repay

all

amounts

outstanding

under

the

Notes.

If

our

indebtedness

is

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

52
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

ended June 30,

2025 includes an

explanatory paragraph that indicates

the existence of

substantial
doubt about our ability to continue as going concern.

We

continue

to

pursue

alternatives

for

other

sources

of

capital

for

ongoing

liquidity

needs

and

initiatives

to
enhance our ability to comply with the financial covenants under our ABL Facility, including, among other things,
further

operating

and

capital

cost

control

measures,

partial

asset

sale

and

potential

other

debt

and

non-debt
funding measures.
However, there

can be no

assurance that our

plan to improve

our operating performance

and financial position
will be successful

or that we

will be able

to obtain additional

financing, on commercially

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

Form 10-Q June 30, 2025

53
ITEM 6.

EXHIBITS
The following documents are filed as exhibits hereto:
Exhibit No. Description of Document
3.1
Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s
Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
3.2
Amended and Restated By-Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
10.1*‡
Deed of Amendment, dated June 10, 2025, between Coronado Curragh Pty Ltd, Stanwell
Corporation Limited and the other parties thereto.
10.2*
Amended and Restated Syndicated Facility Agreement, dated June 18, 2025, between
Coronado Finance Pty Ltd, the guarantors thereto, Global Loan Agency Services Australia Pty
Ltd, as Administrative Agent, Global Loan Agency Services Australia Nominees Pty Ltd, as
Collateral Agent, and Highland Park XII Pte. Ltd., as Lender.
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

and redacted
pursuant to Item 601(a)(6)

of Regulation S-K. A copy

of any omitted schedule and/or

exhibit will be furnished

to
the Securities and Exchange Commission upon request.
‡ Certain confidential portions of this

exhibit have been redacted pursuant to Item

601(b)(10)(iv) of Regulation S-
K. The omitted

information is

(i) not material,

and (ii) the

type of information

that the registrant

treats as private
and

confidential.

We

agree

to

furnish

supplementally

an

unredacted

copy

of

the

exhibit

to

the

Securities

and
Exchange Commission on its request.

Coronado Global Resources Inc.

Form 10-Q June 30, 2025

54
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Barend J. van der Merwe
Barend J. van der Merwe
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: August 11, 2025