Form 10-Q
period 2025-09-30
Coronado Global Resources Inc.
filed 2025-11-10
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒

QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
September 30, 2025
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
Quarterly Report on Form 10-Q for the quarterly period

ended September 30, 2025.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2025 and December
31, 2024

4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and nine months ended September 30, 2025 and 2024
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024
6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024
8
Notes to Unaudited Condensed Consolidated Financial Statements
9
Report of Independent Registered Public Accounting Firm
27
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
28
Item 3. Quantitative and Qualitative Disclosures About Market Risk
53
Item 4. Controls and Procedures
55
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
56
Item 1A. Risk Factors
56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
58
Item 3. Defaults Upon Senior Securities
58
Item 4. Mine Safety Disclosures
58
Item 5. Other Information
59
Item 6. Exhibits
60
SIGNATURES
61

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

4
PART I – FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)

September 30,
2025
December 31,
2024
Current assets:
Cash and cash equivalents

$
172,088
$
339,625
Trade receivables, net

146,491
209,110
Inventories
4

211,813
155,743
Other current assets
5

73,667
110,275
Total

current assets

604,059
814,753
Non-current assets:
Property, plant and equipment,

net
6

1,678,038
1,507,130
Right of use asset – operating leases, net
8

92,133
90,143
Goodwill

28,008
28,008
Intangible assets, net

2,757
2,905
Restricted deposits
17

128,898
68,471
Other non-current assets
10,810
6,342
Total

assets

$
2,544,703
$
2,517,752
Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable

$
145,648
$
101,743
Accrued expenses and other current liabilities
7

202,922
206,798
Asset retirement obligations

12,422
15,523
Contract obligations
11

22,151
37,090
Lease liabilities
8

32,600
19,502
Interest bearing liabilities
9

1,596
1,363
Income tax payable
19,335
17,568
Other current financial liabilities
10

11,476
5,988
Total

current liabilities

448,150
405,575
Non-current liabilities:
Asset retirement obligations

156,620
149,275
Contract obligations
11

484,679
312,822
Interest bearing liabilities
9

487,503
410,944
Other financial liabilities
10

18,998
18,881
Lease liabilities
8

92,843
74,241
Deferred income tax liabilities

19,263
36,737
Other non-current liabilities

44,098
36,392
Total

liabilities

$
1,752,154
$
1,444,867
Common stock $
0.01

par value;
1,000,000,000

shares authorized,
167,645,373

shares issued and outstanding as of September 30, 2025
and December 31, 2024
1,677
1,677
Series A Preferred stock $
0.01

par value;
100,000,000

shares
authorized,
1

Share issued and outstanding as of September 30, 2025
and December 31, 2024
—
—
Additional paid-in capital

1,094,101
1,094,560
Accumulated other comprehensive losses
15

(127,184)
(137,560)
(Accumulated losses) retained earnings
(176,045)
114,208
Total

stockholders’ equity

$
792,549
$
1,072,885
Total

liabilities and stockholders’ equity
$
2,544,703
$
2,517,752
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

5
Unaudited Condensed Consolidated Statements of

Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended

September 30,
Nine months ended

September 30,
Note 2025 2024 2025 2024
Revenues:
Coal revenues $
476,670
$
600,703
$
1,377,458
$
1,898,075
Other revenues
5,457
7,512
21,796
52,117
Total

revenues
3
482,127
608,215
1,399,254
1,950,192
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below)
360,588
466,113
1,090,511
1,311,377
Depreciation, depletion and amortization
49,198
45,559
135,227
142,171
Freight expenses
71,723
66,126
194,617
183,652
Stanwell rebate
26,331
25,391
70,115
83,293
Other royalties
38,690
63,020
118,057
235,605
Selling, general, and administrative expenses

7,541
9,174
23,474
26,635
Total

costs and expenses
554,071
675,383
1,632,001
1,982,733
Other (expense) income:
Interest expense, net
(29,443)
(15,808)
(68,305)
(42,253)
Loss on debt extinguishment
—
—
(1,050)
—
(Increase) decrease in provision for credit
losses
(2,836)
(43)
(3,649)
157
Other, net
460
(19,749)
219
(8,643)
Total

other expense, net
(31,819)
(35,600)
(72,785)
(50,739)
Loss before tax
(103,763)
(102,768)
(305,532)
(83,280)
Income tax (expense) benefit
(5,707)
31,771
23,661
28,482
Net loss attributable to Coronado Global
Resources Inc.

$
(109,470)
$
(70,997)
$
(281,871)
$
(54,798)
Other comprehensive loss, net of income
taxes:
Foreign currency translation adjustments
(1,146)
19,316
8,688
2,250
Net gain on cash flow hedges
1,688
—
1,688
—
Total

comprehensive income
542
19,316
10,376
2,250
Total

comprehensive loss attributable to
Coronado Global Resources Inc. $
(108,928)
$
(51,681)
$
(271,495)
$
(52,548)
Loss per share of common stock
Basic 13
(0.65)
(0.42)
(1.68)
(0.33)
Diluted 13
(0.65)
(0.42)
(1.68)
(0.33)
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

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
$
(66,575)
$
901,751
Net loss —
—
—
—
—
—
(109,470)
(109,470)
Other comprehensive income —
—
—
—
—
542
—
542
Total

comprehensive income (loss)
—
—
—
—
—
542
(109,470)
(108,928)
Share-based compensation for equity
classified awards —
—
—
—
(274)
—
—
(274)
Balance September 30, 2025
167,645,373
$
1,677
1
$
—
$
1,094,101
$
(127,184)
$
(176,045)
$
792,549

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

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

Form 10-Q September 30, 2025

8
Unaudited Condensed Consolidated Statements of

Cash Flows
(In US$ thousands)
Nine months ended
September 30,
2025 2024
Cash flows from operating activities:
Net loss $
(281,871)
$
(54,798)
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
135,227
142,171
Impairment of non-core assets
—
10,585
Amortization of right of use asset - operating leases
19,289
16,795
Amortization of deferred financing costs
2,035
3,020
Loss on debt extinguishment
1,050
—
Non-cash interest expense
32,139
25,824
Amortization of contract obligations
(18,001)
(22,163)
(Gain) loss on disposal of property,

plant and equipment
(31)
165
Loss on disposal of idled asset
2,239
—
Gain on operating lease derecognition
—
(820)
Equity-based compensation expense
(459)
(75)
Deferred income taxes
(17,956)
(27,335)
Reclamation of asset retirement obligations
(4,126)
(6,313)
Increase (decrease) in provision for discounting and credit losses
3,649
(157)
Other non-cash adjustments
(1,858)
837
Changes in operating assets and liabilities:
Accounts receivable
66,849
(13,621)
Inventories
(50,954)
29,958
Other assets
22,557
(5,947)
Contract obligations
120,183
—
Accounts payable
41,170
(13,138)
Accrued expenses and other current liabilities
(4,933)
(85,576)
Operating lease liabilities
(17,606)
(15,812)
Income tax payable
(1,260)
20,627
Change in other liabilities
7,518
7,245
Net cash from operating activities
54,850
11,472
Cash flows from investing activities:
Capital expenditures
(206,873)
(201,147)
Proceeds from disposal of idle asset
1,464
—
Purchase of restricted and other deposits
(89,147)
(2,102)
Redemption of restricted and other deposits
28,914
2,362
Net cash used in investing activities
(265,642)
(200,887)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities
75,000
49,860
Debt issuance costs and other financing costs
(7,148)
(2,261)
Principal payments on interest bearing liabilities and other financial liabilities
(13,646)
(2,969)
Principal payments on finance lease obligations
(2,156)
(68)
Dividends paid
(8,333)
(16,679)
Net cash from financing activities
43,717
27,883
Net decrease in cash and cash equivalents
(167,075)
(161,532)
Effect of exchange rate changes on cash and cash

equivalents
(462)
(1,414)
Cash and cash equivalents at beginning of period
339,625
339,295
Cash and cash equivalents at end of period $
172,088
$
176,349
Supplemental disclosure of cash flow information:
Cash payments for interest $
49,321
$
17,610
Cash refund for taxes $
(1,620)
$
(21,285)
Restricted cash $
252
$
251
See accompanying notes to unaudited condensed

consolidated financial statements.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

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
(c)
Going Concern
The

Company’s

earnings

and

cash

flows

from

operating

activities

have

been

significantly

impacted

by

the
continued

subdued

performance

of

Met

coal

markets,

which

has

led

to

low

realized

prices

for

the

coal

the
Company sells. For the three and

nine months ended September 30, 2025,

the Company incurred net losses

of
$
109.5

million and $
281.9

million, respectively.
As

of

September

30,

2025,

the

Company’s

aggregate

sources

of

liquidity

was $
187.4

million,

which

was
comprised of cash and cash equivalents (excluding restricted cash) of $
171.8

million, and $
15.5

million available
to be

drawn down under

its $
150.0

million senior

secured, asset-based revolving

credit facility, or the

ABL Facility.
On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-‘

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit rating from ‘Caa1’ to ‘Caa2’, both of which resulted in a review event under the ABL Facility. On

July 9, 2025, the lender under the ABL Facility confirmed there would be no changes
to the terms or the availability of the ABL Facility,

thereby concluding each of the review events.

On September 29, 2025,

the Company entered into

an agreement with the

Administrative Agent under

the ABL
Facility (as described in Note 9. Interest Bearing Liabilities) to waive the Company’s compliance with its financial covenants

under

the

ABL

Facility

as

at

September

30,

2025,

and

reset

the

conditions

related

to

credit

rating
downgrades such that a review event, default or event of default would not occur under the ABL Facility due to a one notch downgrade to the Company’s credit rating by S&P or Moody’s as at September 29, 2025 (however an event of default will occur

if there is a further two

or more notches downgrade

to the Company’s credit

rating by
S&P or Moody’s as

at September 29, 2025).

The Company’s obligations to

comply with those financial

covenants
as at December 31, 2025, and beyond remained unchanged.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

10

As the outlook for Met coal markets remains uncertain, continued low or a further deterioration in

Met coal prices
and the Company’s inability to achieve production forecasts, due to factors beyond the Company’s control, could
lead to an

inability to fund

short-term working capital movements,

further operating losses and

negative operating
cash

flows

for

the

remainder

of

2025

and

into

2026,

which,

combined

with

other

factors,

could

impact

the
Company’s ability to comply with financial covenants under the ABL Facility on and beyond December 31, 2025.
Non-compliance with

such financial

covenants,

or a

further two

or more

notches downgrade

to the

Company’s
credit

rating

by

S&P

or

Moody’s

as

at

September

29,

2025,

may

result

in

an

event

of

default

under

the

ABL
Facility and, unless the event of default

is cured or a waiver is obtained, could

also trigger a cross-default under
the indenture, dated as of October

2, 2024, governing the
9.250
% Senior Secured Notes due

in 2029 issued by
Coronado Finance Pty

Ltd, an Australian

proprietary company

and a wholly-owned

subsidiary of the

Company.
Refer to Note 9. Interest Bearing Liabilities for further information.

On

October

23,

2025,

the

manager

of

the

Queensland

Financial

Provisioning

Scheme,

or

Scheme

Manager,
responsible

for

managing

the

Mineral

and

Energy

Resources

(Financial

Provisioning)

Act

2018

Qld,

or

the
Financial Provisioning Scheme Act, advised

the Company that it had made

an indicative risk allocation decision
on Curragh’s risk category as part of the Annual Review Allocation for the Curragh mine complex Environmental
Authority,

or EA,

number EPML00643713,

providing an

indicative allocation

of “High”.

This is

a change

to the
previous Annual Review

Allocation for the

EA of “Moderate”.

A final Annual Review

Allocation has not yet

been
made.

The “High” rating would

require the Company to

provide a surety, in the form

of bank guarantees, insurance bond
or cash collateral, of

Curragh’s Estimated Rehabilitation Cost, or ERC,

of $
242.7

million to the scheme.

However,
under the Financial Provisioning Scheme Act, if:
●

the

Scheme

Manager

makes

a

final

annual

review

decision

that

allocates

an

EA

to

the

“High”

risk
category, and

●

the previous annual review decision for the EA, made within the prior 21 months, allocated the EA to the
“Moderate” risk category; and

●

the Scheme Manager is satisfied

that the holder of the

EA is not reasonably able

to give a surety within
12 months after the

decision is made, such

EA will be taken

to be allocated to

the “Moderate-High” risk
category for

determining

the contribution

payable

for the

next twelve-month

period’s

obligation.

A risk
allocation of “Moderate-High” requires an annual

contribution to the scheme of
6.5
% of the ERC

amount.

The Company

is currently

making relevant

submissions

to the

Scheme

Manager

in accordance

with

its rights
under the Financial Provisioning Scheme Act. However,

as of the filing of this Quarterly Report on Form 10-Q, a
final Annual Review Allocation has not been issued by

the Scheme Manager.
Under

the

above

alternatives,

the

Company

will

be

required

to

either

pay

a

higher

annual

contribution

to

the
Scheme Manager,

or the Company

will be required

to obtain

and pay for

a facility to

provide the required

bank
guarantee

or

insurance

bond.

A

suitable

bank

guarantee

or

insurance

bond

facility

may

not

be

available

on
commercially acceptable terms or at all.
On

October

28,

2025,

the

Company

announced

it

proposes

to

enter

into

a

transaction,

or

the

Proposed
Transaction,

with

Stanwell

Corporation

Ltd,

or

Stanwell,

for

a

combination

of

financial

support

transactions
intended to improve the Company’s short and

long-term financial position.

The

Proposed

Transaction,

which

remains

non-binding

and

subject

to

completion

of

due

diligence,

definitive
documents and required external approvals, includes the following:
●

The

existing

ABL

Facility

(as

described

in

Note

9.

Interest

Bearing

Liabilities)

is

to

be

refinanced

by
Stanwell and increasing availability from $
150.0

million to $
265.0

million, with a
five-year

maturity and at
a lower

interest rate.

The borrowing

base limits

are expected

to be

amended to

allow higher

levels of
borrowing against working capital assets of the Company and

more flexible covenant conditions.

●

The remaining Stanwell rebate under the Amended Coal Supply

Agreement, or ACSA, will be waived for
its remaining contractual term and only become repayable for certain specified change of control events or default that would lead to termination of existing Stanwell coal supply agreements.

●

The existing

New

Coal Supply

Agreement,

or NCSA,

will remain

in effect

and

extended

from

2037 to
2043, providing

Stanwell the

ability to

make broader

annual nominations

ranging from

1.2 MMt

to 2.24
MMt.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

11

●

Stanwell

will

make

additional

prepayments

to

the

Company

in

relation

to

its

future

annual

nominated
contract tonnage under the

ACSA and NCSA equal

the difference between current contracted

prices and
a market price

equivalent (to

be agreed with

the Company and

with discount to

market being not

more
than
10
% of

the price

applied to

the first

1.2 MMt

nominated under

the NCSA),

or the

price difference,
when

the

Company’s

liquidity

is

under

$
200.0

million.

This

additional

prepayment

is

available

for

the
remaining contractual term

of the

ACSA and

the NCSA.

When the

Company’s liquidity is

between $
200.0
million

and

$
250.0

million,

the

additional

prepayment

reduces

to
50
%

of

the

price

difference.

When
liquidity is above $
250.0

million, no prepayments

will be made, and the

existing terms of the

ACSA and
NCSA apply. The accumulated prepayment

amount will bear

interest at
7.5
% per annum

and the accrued
interest

amount

will

be

capped

at
1.2

times

of

the

accumulated

principal

prepayment

amount.

The
prepayment balance will

be settled through

delivery of coal

to Stanwell in

months when the

Company’s
liquidity exceeds $
300.0

million.

All liquidity thresholds will be annually adjusted for

inflation.

●

Stanwell will

hold first

-priority

lien over

the

Company’s

working capital

assets

and second

priority-lien
over other fixed assets

in respect to the

proposed ABL Facility and retain

its lower-ranking security under
the NCSA obligations.
●

If

any

person

that

did

not

control

the

Company

acquires

control

within

two

years

of

executing

the
agreement relating

to the Proposed

Transaction,

the Company

must (1)

obtain Stanwell’s

consent and
(2)

pay

immediately

to

Stanwell

the

amount

of

rebate

waived

under

the

ACSA.

Additionally,

if

the
Company’s current

controlling shareholder

ceases to

control the

Company by

way of

disposing a
20
%
or

more

interest

in

the

Company

without

Stanwell’s

consent,

the

Company

must

immediately

pay

to
Stanwell the amount of the rebate waived under the ACSA. The controlling shareholder may dispose an
interest in the Company less than
20
% without Stanwell’s consent.
●

If

the

Company

decides

to

pay

a

distribution

to

shareholders

(e.g.,

a

dividend),

the

Company

will

be
required to maintain a minimum cash

liquidity of $
300.0

million following the payment of such

distribution
to shareholders, the repurchase of any Notes in connection with the distribution,

and an equal or greater
amount than

the distribution

will be

used to

reduce the

prepayment amounts

outstanding under

ACSA
and NCSA.

In addition

to the

Proposed

Transaction,

the Company

continues to

pursue a

number of

initiatives intended

to
improve

liquidity

including,

among

other

things,

further

operating

and

capital

cost

control

measures,

potential
other debt and non-debt funding measures, and whole or

partial asset sales.
While management believes that the Proposed Transaction, if entered into and once completed, would enhance
the Company’s

liquidity,

the vast majority

of the potential

funding under

the arrangement

is delivered over

time
and not upfront,

and does not

eliminate uncertainties in

relation to the

Company’s future financial

performance,
including the Company’s ability to achieve

its production targets and manage

working capital fluctuations that are
material

at

times

depending

on

circumstances

(production

and

inventory

levels),

due

to

events

and

factors
beyond its control, and sustained weakness in Met coal

markets and consequential realized Met coal prices.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

12

(b) Accounting Standards Not Yet

Implemented
ASU No. 2023-09 -

“Income Taxes”

(Topic

740)
: Improvements to

Income Tax

Disclosures. In December

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

ASU

No.

2024-03

-

“Income

Statement

–

Reporting

Comprehensive

Income

–

Expense

Disaggregation
Disclosures” (Subtopic

220-40)
: Disaggregation

of Income

Statement Expenses.

In November

2024, the

FASB
issued

ASU

2024-03,

which

requires

disclosure,

in

the

notes

to

financial

statements,

of

specified

information
about certain

costs and

expenses. The

amendments aim

to improve

financial reporting

by requiring

that public
business

entities

disclose

additional

information

about

specific

expense

categories

in

the

notes

to

financial
statements at interim

and annual reporting

periods. The updated

standard is effective

for annual reporting

periods
beginning

after

December

15,

2026,

and

interim

reporting

periods

beginning

after

December

15,

2027.

Early
adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its
financial statement disclosures.
ASU

No.

2025-05

-

“Financial

Instruments

–

Credit

Losses

(Topic

326
)”:
Measurement

of

Credit

Losses

for
Accounts

Receivables

and

Contract

Assets
.

In

July

2025,

FASB

issued

ASU

2025-05,

which

introduces

a
practical expedient related to the

estimation of expected credit losses

for current accounts receivable and

current
contract

assets

that

arise

from

transactions

accounted

for

under
ASU

606:

Revenue

from

Contracts

with
Customers
. The practical expedient

permits an entity to

assume that current conditions

as of the balance

sheet
date will

not change

for the

remaining life

of the

current accounts

receivable and

current contract

assets.

The
updated standard will

be effective

for annual periods

beginning after December

15, 2025, and

interim reporting
periods within those annual

reporting periods.

The Company is currently

evaluating the impact that

the updated
standard will have in its’ financial statement disclosures.

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

Queensland, Australia, and in the
states of

Pennsylvania,

Virginia

and West

Virginia

in the

U.S. The

Australian Operations

comprise the
100
%-
owned

Curragh

producing

mine

complex.

The

U.S.

Operations

comprise
two
100
%-owned

producing

mine
complexes (Buchanan and Logan) and
two

development properties (Mon Valley

and Russell County).

The Company operates its

business along
two

reportable segments: Australia

and the U.S. The

organization of
the
two

reportable

segments

reflects

how

Coronado’s

Chief

Executive

Officer

who

is

the

Company’s

chief
operating

decision

maker,

or

CODM,

manages

and

allocates

resources

to

the

various

components

of

the
Company’s business.
The CODM

uses Adjusted

EBITDA as

the primary

metric to

measure each

segment’s

operating performance.
Adjusted EBITDA is not

a measure of

financial performance calculated in accordance with

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

corporate function,

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

Form 10-Q September 30, 2025

13

Reportable segment

results as

of and for

the three

and nine

months ended

September 30,

2025 and

2024 are
presented below:

(in US$ thousands) Australia United States
Other and
Corporate Total
Three months ended September 30,
2025
Total

revenues
$
300,317
$
181,810
$
—
$
482,127
Less:

Mining costs (1)
(240,470)
(118,515)
—
(358,985)
Other operating costs (1)
(107,686)
(30,661)
—
(138,347)
Total

operating costs
(348,156)
(149,176)
—
(497,332)
Other and unallocated costs
(2)

(42)
245
(7,537)
(7,334)
Segment adjusted EBITDA
(47,881)
32,879
(7,537)
(22,539)
Total

assets
1,370,081
1,037,431
137,191
2,544,703
Capital expenditures
32,315
18,720
7
51,042
Three months ended September 30,
2024
Total

revenues
$
365,953
$
242,262
$
—
$
608,215
Less:

Mining costs (1)
(290,121)
(166,210)
—
(456,331)
Other operating costs (1)
(128,214)
(36,105)
—
(164,319)
Total

operating costs
(418,335)
(202,315)
—
(620,650)
Other and unallocated costs (2)

404
1,681
(8,773)
(6,688)
Segment adjusted EBITDA
(51,978)
41,628
(8,773)
(19,123)
Total

assets
1,257,617
1,091,966
242,175
2,591,758
Capital expenditures
32,190
35,267
2,084
69,541
Nine months ended September 30, 2025
Total

revenues
$
833,439
$
565,815
$
—
$
1,399,254
Less:

Mining costs (1)
(661,736)
(424,134)
—
(1,085,870)
Other operating costs (1)
(296,260)
(91,170)
—
(387,430)
Total

operating costs
(957,996)
(515,304)
—
(1,473,300)
Other and unallocated costs
(2)

1,632
(59)
(23,452)
(21,879)
Segment adjusted EBITDA
(122,925)
50,452
(23,452)
(95,925)
Total

assets
1,370,081
1,037,431
137,191
2,544,703
Capital expenditures
128,966
121,639
5,244
255,849
Nine months ended September 30, 2024
Total

revenues
$
1,260,549
$
689,643
$
—
$
1,950,192
Less:

— — — —
Mining costs (1)
(826,880)
(459,316)
—
(1,286,196)
Other operating costs
(1)
(418,857)
(108,874)
—
(527,731)
Total

operating costs
(1,245,737)
(568,190)
—
(1,813,927)
Other and unallocated costs (2)

1,565
3,869
(25,417)
(19,983)
Segment adjusted EBITDA
16,377
125,322
(25,417)
116,282
Total

assets
1,257,617
1,091,966
242,175
2,591,758
Capital expenditures
67,618
136,472
2,202
206,292

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

14
(1)
The significant expense category and

amount aligns with the segment-level

information that is regularly provided

to the CODM and excludes

Depreciation,
Depletion and Amortization.
(2)
Other and unallocated items for other and corporate includes selling, general and administrative expenses.

The reconciliations

of Consolidated

Adjusted EBITDA

to net

loss attributable

to the Company

for the three

and
nine months ended September 30, 2025 and 2024 are

as follows:

Three months ended

Nine months ended
September 30, September 30,
(in US$ thousands) 2025 2024 2025 2024
Consolidated Adjusted EBITDA $
(22,539)
$
(19,123)
$
(95,925)
$
116,282
Depreciation, depletion and amortization
(49,198)
(45,559)
(135,227)
(142,171)
Interest expense, net (1)
(29,443)
(15,808)
(68,305)
(42,253)
Other financing costs
(1,500)
—
(1,500)
—
Other foreign exchange gains (losses) (2)
1,753
(10,190)
1,972
(1,086)
Loss on debt extinguishment
—
—
(1,050)
—
Impairment of non-core assets
(10,585)
—
(10,585)
Losses on idled assets
(3)
—
(1,460)
(1,848)
(3,624)
Decrease (increase) in provision for
discounting and credit losses
(2,836)
(43)
(3,649)
157
Net loss before tax
(103,763)
(102,768)
(305,532)
(83,280)
Income tax (expense) benefit
(5,707)
31,771
23,661
28,482
Net loss $
(109,470)
$
(70,997)
$
(281,871)
$
(54,798)
(1)

Includes

interest

income

of

$
2.3

million

and

$
3.1

million

for

the

three

months

ended

September

30,

2025

and

2024,
respectively, and $
7.5

million and $
10.6

million for the nine months ended September 30, 2025 and 2024, respectively.

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
The

reconciliations

of

capital

expenditures

per

the

Company’s

segment

information

to

capital

expenditures
disclosed

on

the

unaudited

Condensed

Consolidated

Statements

of

Cash

Flows

for

the

nine

months

ended
September 30, 2025 and 2024 are as follows:

Nine months ended September 30,
(in US$ thousands) 2025 2024
Capital expenditures per unaudited Condensed Consolidated

Statements

of Cash Flows $
206,873
$
201,147
Net movement in accruals for capital expenditures
(8,904)
20,630
Payment for capital acquired in prior periods
—
(10,790)
Capital acquired through finance leases
29,072
—
Advance payment to acquire long lead capital
28,808
(4,695)
Capital expenditures per segment detail $
255,849
$
206,292
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

Form 10-Q September 30, 2025

15

Three months ended September 30, 2025
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
257,752
$
173,523
$
431,275
Thermal coal
37,120
8,275
45,395
Total

coal revenue
294,872
181,798
476,670
Other (1)
5,445
12
5,457
Total $
300,317
$
181,810
$
482,127

Three months ended September 30, 2024
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
334,594
$
237,101
$
571,695
Thermal coal
24,058
4,950
29,008
Total

coal revenue
358,652
242,051
600,703
Other (1)
7,301
211
7,512
Total $
365,953
$
242,262
$
608,215

Nine months ended September 30, 2025
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
738,442
$
541,663
$
1,280,105
Thermal coal
73,991
23,362
97,353
Total

coal revenue
812,433
565,025
1,377,458
Other (1)
21,006
790
21,796
Total $
833,439
$
565,815
$
1,399,254

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

the nine

months ended

September 30, 2024

relating to

termination fee
revenue from coal sales contracts cancelled at our

U.S. operations.

4.

Inventories

(in US$ thousands)
September 30,
2025
December 31,
2024
Raw coal $
41,293
$
60,874
Saleable coal
91,665
32,633
Total

coal inventories
132,958
93,507
Supplies and other inventory
78,855
62,236
Total

inventories
$
211,813
$
155,743
Coal inventories measured at their net realizable value were $
35.0

million
and $
26.0

million as at September 30,
2025 and December 31, 2024, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

16
5. Other Assets

(in US$ thousands)
September 30,
2025
December 31,
2024
Other current assets
Prepayments $
32,469
$
40,465
Long service leave receivable
7,459
7,193
Tax

credits receivable
4,004
4,004
Deposits to acquire capital items
9,079
37,888
Derivative assets (refer to Note 14. Derivatives and Fair

Value Measurement)

1,688
—
Other
18,968
20,725
Total

other current assets
$
73,667
$
110,275
6.

Property, Plant and

Equipment

(in US$ thousands)
September 30,
2025
December 31,
2024
Land $
28,832
$
28,130
Buildings and improvements
132,947
123,662
Plant, machinery, mining

equipment and transportation vehicles
1,484,264
1,259,620
Mineral rights and reserves
372,817
379,065
Office and computer equipment
19,527
9,654
Mine development
633,331
550,110
Asset retirement obligation asset
94,680
90,318
Construction in process
156,958
190,124
Total

cost of property,

plant and equipment
2,923,356
2,630,683
Less accumulated depreciation, depletion and amortization
1,245,318
1,123,553
Property, plant and

equipment, net
$
1,678,038
$
1,507,130
7.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in US$ thousands)
September 30,
2025
December 31,
2024
Wages and employee benefits $
44,209
$
39,457
Taxes

other than income taxes
9,982
6,062
Accrued royalties
24,810
36,111
Accrued freight costs
32,194
33,071
Accrued mining fees
78,177
84,538
Other liabilities
13,550
7,559
Total

accrued expenses and other current liabilities
$
202,922
$
206,798

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

17
8.

Leases
During the nine months ended September 30, 2025,

the Company entered into a number of

agreements to lease
mining equipment. On mobilization, based on the Company’s assessment of terms within these agreements, the
Company recognized right-of-use assets and operating lease liabilities of $
15.5

million and plant and equipment
and finance lease liabilities of $
34.4

million and $
29.1

million, respectively.
Information related to the Company’s right-of-use

assets and related lease liabilities are as follows:

Three months ended Nine months ended
(in US$ thousands)
September 30,
2025
September 30,
2024
September 30,
2025
September 30,
2024
Operating lease costs $
8,915
$
6,925
$
26,240
$
21,411
Cash paid for operating lease liabilities
6,074
4,707
17,606
15,812
Finance lease costs:
Amortization of right-of-use assets
758
—
1,490
67
Interest on lease liabilities
617
—
1,076
2
Total

finance lease costs
$
1,375
$
—
$
2,566
$
69

(in US$ thousands)
September 30,
2025
December 31,
2024
Operating leases:
Operating lease right-of-use assets $
92,133
$
90,143
Finance leases:
Property and equipment
35,315
—
Accumulated depreciation
(1,536)
—
Property and equipment, net
33,779
—
Current operating lease obligations
25,709
19,502
Operating lease liabilities, less current portion
72,181
74,241
Total

Operating lease liabilities
97,890
93,743
Current finance lease obligations
6,891
—
Finance lease liabilities, less current portion
20,662
—
Total

Finance lease liabilities
27,553
—
Current lease obligation
32,600
19,502
Non-current lease obligation
92,843
74,241
Total

Lease liability
$
125,443
$
93,743

September 30,
2025
December 31,

2024
Weighted Average Remaining

Lease Term (Years)
Weighted average remaining lease term – finance

leases
2.3
-
Weighted average remaining lease term – operating

leases
3.5
4.3
Weighted Average Discount

Rate
Weighted discount rate – finance lease
10.7%
-
Weighted discount rate – operating lease
9.5%
9.3%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

18
The Company’s

operating

and finance

leases have

remaining

lease terms

of
one year

to
four years
, some

of
which include options to extend the terms where the Company

deems it is reasonably certain the options will be
exercised. Maturities of lease liabilities as at September

30, 2025, are as follows:

(in US$ thousands)
Operating
Lease
Finance
Lease
Year ending

December 31,
2025 $
8,370
$
2,347
2026
33,235
9,331
2027
31,768
9,677
2028
28,363
8,411
2029
12,983
3,134
Total

lease payments
114,719
32,900
Less imputed interest
(16,829)
(5,347)
Total

lease liability
$
97,890
$
27,553
9.

Interest Bearing Liabilities

The following is a summary of interest-bearing liabilities

at September 30, 2025:

(in US$ thousands)
September 30, 2025 December 31, 2024
Weighted Average
Interest Rate at
September 30, 2025
Final
Maturity
9.250
% Senior Secured Notes $
400,000
$
400,000
9.99
%
(2)
2029
ABL Facility
75,000
—
15.00
%
2028
Loan - Curragh Housing Transaction
24,817
24,472
14.14
%
(2)
2034
Discount and debt issuance costs (1)
(10,718)
(12,165)
Total

interest bearing liabilities
489,099
412,307
Less: current portion
(1,596)
(1,363)
Non-current interest-bearing liabilities $
487,503
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

September 30,

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

or the

Indenture,

dated

as of

October

2, 2024,

among
Coronado Finance Pty

Ltd, as issuer

(the Issuer),

Coronado Global

Resources Inc., as

guarantor, the subsidiaries
of

Coronado

Global

Resources

Inc.,

named

therein

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

Form 10-Q September 30, 2025

The Notes are guaranteed on a

senior secured basis by the Company and certain of

the Company’s subsidiaries
that guarantee,

or is a borrower,

under the Company’s ABL Facility

(as defined below) or certain other debt

and
secured by

(i) a first-priority

lien on

substantially all

of the assets

of the Issuer

and each

Guarantor (other

than
accounts receivable and

certain other rights

to payment, inventory,

certain investment

property,

certain general
intangibles and

commercial tort

claims, deposit

accounts, securities

accounts and

other related

assets, chattel
paper,

letter

of credit

rights,

certain

insurance proceeds,

intercompany

indebtedness

and certain

other assets
related

to

the

foregoing

and

proceeds

and

products

of

each

of

the

foregoing

(collectively,

the

“ABL

Priority
Collateral”)) and

(ii) a second-priority

lien on

the ABL

Priority Collateral,

which is

junior to

a first-priority

lien for
the benefit of the lenders and other creditors under the Company’s asset-based revolving credit facility, dated as of June 18, 2025, subject to certain exceptions and permitted liens.
Upon the

occurrence of

a “Change

of Control

Triggering

Event”, defined

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
100
% of the principal amount

of the Notes to be redeemed

plus accrued and unpaid interest,

if any,

to,
but excluding, the redemption date.

The

Indenture

contains

customary

events

of

default,

including

failure

to

make

required

payments,

failure

to
comply with certain agreements

or covenants, failure to

pay or acceleration of

certain other indebtedness, certain
events of

bankruptcy and

insolvency, and failure to

pay certain

judgments. An

event of

default under

the Indenture
will allow either the

trustee or the holders

of at least
25
% in aggregate principal

amount of the then-outstanding
Notes

to

accelerate,

or

in

certain

cases,

will

automatically

cause

acceleration

of,

the

amounts

due

under

the
Notes.
As of September 30, 2025, the Company was in compliance

with all applicable covenants under the Indenture.
The carrying

value of

debt issuance

costs, recorded

as a

direct deduction

from the

face amount

of the

Notes,
was $
9.7

million and $
11.1

million at September 30, 2025 and December 31, 2024,

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

As of

September 30,

2025, the

eligible
borrowing base under the ABL

Facility was $
90.5

million, of which $
75.0

million was drawn and

$
15.5

million was
available and undrawn.
Borrowings under the ABL Facility bear interest at a rate of
15
% per annum and are subject to an interest make-
whole premium, payable on any refinance or prepayment during the first
eighteen months

after the closing date.
The

undrawn

capacity

under

the

ABL

Facility

remains

available

until

June

18,

2026

and

is

subject

to

a
commitment fee of
9.00
% per annum.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

The ABL Facility

is guaranteed by

the Guarantors. Amounts

outstanding under

the ABL Facility

are secured by
(i) first priority

lien in the

ABL Priority Collateral,

and (ii) a

second-priority lien on

substantially all of

the Company’s
assets and the assets of the guarantors, other than the ABL

Priority Collateral.

The ABL Facility is subject to financial covenants,

including a covenant regarding the maintenance of a leverage ratio and an interest coverage ratio, as described in the ABL

Facility.

The ABL Facility

also contains customary

representations and warranties and

affirmative and negative covenants
including,

among

others,

covenants

relating

to

the

payment

of

dividends

with

respect

to,

or

the

purchase

or
redemption of, any equity

interests of the Company

or any of its subsidiaries,

financial reporting, the

incurrence
of liens or encumbrances, the incurrence or prepayment

of certain debt, compliance with laws, use of

proceeds,
maintenance of

properties, maintenance

of insurance,

payment obligations,

financial accommodation,

mergers
and sales of

all or substantially all

of the assets

of the Loan

Parties and changes in

the nature of

the Loan Parties’
business.
The

ABL

Facility

provides

for

customary

events

of

default,

including,

among

other

things,

the

nonpayment

of
principal, interest, fees, or other amounts, a representation or warranty proving to have been materially incorrect when made, the failure to perform or observe certain covenants within a specified period of time, a cross-default to certain

material indebtedness,

the bankruptcy

or insolvency

of the

Company

and certain

of its

subsidiaries,
monetary

judgment

defaults

of

a

specified

amount,

the

invalidity

of

any

loan

documentation,

ERISA

defaults
resulting in

liability of

a material amount,

a two

notch downgrade of

a Loan Party’s

credit rating by

S&P or Moody’s
which applies

as at

the closing

date, or

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

A
Review Event will occur

under the ABL Facility

if any one or more

of the following occurs:

(a) a downgrade of
the credit rating of a Loan Party by S&P or Moody’s which applies as at the closing date; or (b) a delisting of any listed Loan Party from the

relevant stock exchange on which it

was listed or a trading

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
potential further two

or more notches

downgrade to the

Company’s credit

rating by S&P

or Moody’s

may result
in an Event of Default under the ABL Facility,

unless the Event of Default is cured or a waiver is obtained

.
On September 29, 2025,

the Company entered into

an agreement with the

Administrative Agent under

the ABL
Facility to

waive the

Company’s compliance

with financial

covenants as

at September

30, 2025,

and reset

the
conditions

related

to

credit

rating

downgrades

such

that

a review

event,

default

or event

of

default

would

not
occur under the

ABL Facility

due to a

one notch downgrade

to the Company’s

credit rating by

S&P or Moody’s
as

at

September

29,

2025

(however

an

event

of

default

will

occur

if

there

is

a

further

two

or

more

notches
downgrade

to

the

Company’s

credit

rating

by

S&P

or

Moody’s

as

at

September

29,

2025).

The

Company’s
obligation to comply with financial covenants as at December

31, 2025, and beyond remained unchanged.

To

establish

the

ABL

Facility,

the

Company

incurred

debt

issuance

costs

of

$
7.1

million.

The

Company

has
elected under its accounting policy to present debt issuance costs incurred before the debt liability is recognized
(e.g. before the debt proceeds are received)

as an asset which will be

amortized ratably over the term of

the ABL
Facility. The costs will not be subsequently reclassified as a direct deduction of the liability. The carrying value of debt issuance costs, recorded as “Other non-current assets” in the unaudited Condensed Consolidated Balance
Sheets was $
6.4

million as of September 30, 2025.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

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
September 30, 2025.
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
As of September 30, 2025, the

carrying value of the loan, net of

issuance costs of $
1.0

million, was $
23.8

million,
$
1.6

million of which is classified as a current liability.
10. Other Financial Liabilities

The following is a summary of other financial liabilities

as at September 30, 2025:

(in US$ thousands)
September 30,
2025
December 31,
2024
Collateralized financial liabilities payable to third-party financing companies
$
2,944
$
4,898
Collateralized financial liabilities - Curragh Housing Transaction
21,254
20,959
Unsecured notes payable to insurance premium finance company
7,193
—
Debt issuance costs
(917)
(988)
Total

other financial liabilities
30,474
24,869
Less: current portion
11,476
5,988
Non-current other financial liabilities $
18,998
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
20.3

million as

at September
30, 2025, $
1.4

million of which is classified as a current liability.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

Unsecured notes payable to insurance premium finance

company
In July

2025, the

Company entered

into an

agreement with

an insurance

premium finance

company to

obtain
$
16.5

million of

unsecured insurance

financing funding

in relation

to insurance

premiums for

certain insurance
policies. The liability bears a fixed

interest rate of
2.99
%, payable in three monthly

instalments of $
2.5

million and
will mature in December 2025.
The carrying value of this financial liability was $
7.2

million as at September 30, 2025.

11.

Contract Obligations

(US$ thousands)
September 30,
2025
December 31,
2024
Current
Coal leases contract liability $
843
$
843
Stanwell below market coal supply agreement
21,308
36,247
$
22,151
$
37,090
Non-current
Coal leases contract liability $
18,903
$
19,156
Stanwell below market coal supply agreement
8,008
8,616
Stanwell deferred consideration liability
331,677
285,050
Prepaid coal supply liability - Stanwell
126,091
—
$
484,679
$
312,822
Prepaid Coal Supply Liability - Stanwell
On June 10, 2025,

the Company and Stanwell

Corporation Ltd, or

Stanwell, entered into a

deed of amendment
and

amended

the

New

Coal

Supply

Agreement

dated

July

12,

2019,

or

NCSA,

whereby

Stanwell

provided
approximately

$
150.0

million

of

near-term

liquidity

to

the

Company

in

exchange

for

the

supply

of

additional
tonnage of thermal coal under the NCSA.
The Deed of Amendment included a $
75.0

million (A$
116.1

million) prepayment on completion, and the Stanwell
rebate waiver

and deferral

from April 2025

to December

2025 (with an

estimated value

of approximately

$
75.0
million), as they are incurred, both of

which will be settled through reduction of the gross

proceeds to be received
on the physical delivery of thermal

coal to Stanwell, expected to start in

early 2027, of up to
0.8

MMt per annum
over
five years
,

or

until

such

time

that

the

obligation

is

fully

settled.

This

Prepaid

Coal

Supply

Liability

bears
interest of
13
% per annum. Contract liability related to this arrangement will be settled as the physical delivery of coal occurs and performance obligation is satisfied.
For the

three and

nine months

ended September

30, 2025,

the Company

recognized interest

expense of

$
3.3
million and $
4.0

million, respectively,

related to the

financing component

of the advance

payment and

deferred
rebates.
12.

Income Taxes
For the nine

months ended September 30,

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

The Company’s 2025 estimated annual

effective tax rate is
7.7
%. This rate is impacted by

inclusion of a current
year valuation

allowance relating

to both

the Australia

and the U.S.

operations. Accordingly,

the Company

had
an income

tax benefit

of $
23.7

million based

on a

loss before

tax of

$
305.5

million for

the nine

months ended
September 30, 2025, which includes discrete expense

of $
0.1

million.
The Company had an income tax benefit of $
28.5

million based on a loss before tax of $
83.3

million for the nine
months ended September 30, 2024.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

The Company utilizes the

“more likely than not”

standard in recognizing

a tax benefit in

its financial statements.
For the three months ended September 30, 2025, the

Company had
no

new unrecognized tax benefits included
in tax

expense. If

accrual for

interest or

penalties

is required,

it is

the Company’s

policy to

include these

as a
component of income tax expense. The

Company continues to carry an unrecognized tax

benefit of $
19.3

million
and $
18.9

million as at September 30, 2025 and December 31, 2024,

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
13.

Loss per Share
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
Net loss attributable to Company stockholders

$
(109,470)
$
(70,997)
$
(281,871)
$
(54,798)
Denominator (in thousands):

Weighted average shares of common stock

outstanding
167,645
167,645
167,645
167,645
Weighted average diluted shares of common
stock outstanding
167,645
167,645
167,645
167,645
Loss Per Share (US$):

Basic
(0.65)
(0.42)
(1.68)
(0.33)
Diluted
(0.65)
(0.42)
(1.68)
(0.33)
The Company’s common stock is publicly traded on

the ASX in the form of CDIs, convertible at the option of
the holders into shares of the Company’s common

stock on a
10
-for-1 basis.

14.

Derivatives and Fair Value

Measurement
a) Derivatives
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
Risk Management Policy approved by the Board of Directors.

The financing

counterparties

to the

derivative

contracts

potentially expose

the

Company

to credit-related

risk.
Credit risk is the risk that a

third party might fail to fulfill its obligations under the

terms of the financial instrument.
The Company

mitigates

credit risk

by entering

into derivative

contracts with

high credit

quality counterparties,
limiting the amount of exposure to each counterparty and

frequently monitoring their financial condition.

Forward foreign currency contracts
The Company’s Australian Operations utilize the cash

generated from US$ denominated coal sales revenues to
fund operating

costs, which

are predominantly

in A$.

During the

nine months

ended September

30, 2025,

the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

Company entered into forward foreign currency contracts to hedge its foreign exchange exposure on a portion of
the US$ denominated coal sales revenue at its Australian Operations,

whose functional currency is A$.

The aggregated notional amount of

the outstanding forward foreign

currency derivative contracts

designated as
cash flow hedges

was $
80.0

million as at

September 30, 2025.

Given the forward

foreign currency contracts were
designated as

cash flow

hedges, the

unrealized gain

of $
1.7

million, net

of tax,

is recognized

in “Accumulated
other

comprehensive

loss”

at

September

30,

2025

in

the

Unaudited

Condensed

Balance

Sheet,

and

will

be
reclassified

into

“Coal

revenues”

in

the

Unaudited

Condensed

Statements

of

Operations

and

Comprehensive
Income in the period in which

the hedged transaction impacts

income, expected to be

within the next 4 months.
Refer to Note 15. Accumulated Other Comprehensive

Losses.

As of

September 30,

2025, the

Company recognized a

derivative asset of

$
1.7

million in

respect of

forward foreign
currency contracts, classified within “Other Current Assets”

.
The following table presents the details of outstanding

foreign currency contracts:

September 30, 2025
Notional amount
(thousands)
Unit of
measure
Varying maturity
dates
Forward foreign currency contracts
80,000

US$
October 2025 -
January 2026
b) Fair Value Measurement
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
Financial Instruments Measured on a Recurring Basis
As

of

September

30,

2025,

the

Company’s

forward

foreign

currency

contracts,

a

net

derivative

asset

of

$
1.7
million, were required to be measured at fair value on a recurring basis based on a valuation that is corroborated
by

the

use

of

market-based

pricing

(Level

2).

As

at

December

31,

2024,

there

were

no

financial

instruments
required to be measured at fair value on a recurring basis.

Other Financial Instruments
The following methods and assumptions were used to estimate the fair value of other financial instruments as of
September 30, 2025 and December 31, 2024:
●

Cash and cash equivalents,

accounts receivable, accounts

payable, accrued expenses,

lease liabilities
and

other

current

financial

liabilities:

The

carrying

amounts

reported

in

the

unaudited

Condensed
Consolidated Balance Sheets approximated

fair value due to the short maturity of these instruments.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

25

●

Restricted

deposits,

lease

liabilities,

interest

bearing

liabilities

and

other

financial

liabilities:

The

fair
values approximate

d

the

carrying

values

reported

in

the

unaudited

Condensed

Consolidated

Balance
Sheets.
●

Interest bearing liabilities: The

Company’s outstanding interest-bearing liabilities are carried at amortized
cost. As of

September 30, 2025,

the fair value

of the amounts

drawn under the

ABL Facility approximated
the carrying value reported in the consolidated balance sheets.

The estimated fair value of the Notes as
of September 30, 2025 was

approximately $
348.7

million based upon quoted

market prices in a market
that is not considered

active (Level 2). The

estimated fair value of

the Curragh Housing

loan was $
23.9
million based upon unobservable inputs (Level 3).

15.

Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive Losses consisted of foreign currency translation adjustment
of subsidiaries

for which the

functional currency

is different

to the Company’s

functional currency

in U.S. dollar
and

net

unrealized

gains

(losses)

of

forward

foreign

currency

contracts

designated

as

cash

flow

hedge

as

of
September 30, 2025, as follow:

(in US$ thousands)
Foreign
currency
translation
adjustments
Net unrealized
gain on cash
flow hedge -
forward foreign
currency
contracts Total
Balance at December 31, 2024 $
(137,560)
—
$
(137,560)
Net current-period other comprehensive losses:
(Loss) gain in other comprehensive income before
reclassifications

(14,457)
2,023
(12,434)
Gain on long-term intra-entity foreign currency transactions
23,145
—
23,145
Gain reclassified from accumulated other comprehensive
losses

—
(335)
(335)
Total

net current-period other comprehensive losses
8,688
1,688
10,376
Balance at September 30, 2025 $
(128,872)
1,688
$
(127,184)
16.

Commitments
(a)

Mineral Leases
The

Company

leases

mineral

interests

and

surface

rights

from

land

owners

under

various

terms

and

royalty
rates. The

future minimum

royalties and

lease rental

payments under

these leases

as of

September 30,

2025
were as follows:

(in US$ thousands) Amount
Year ending

December 31,
2025 $
2,240
2026
4,127
2027
4,088
2028
4,031
2029
4,020
Thereafter
17,314
Total $
35,820
Mineral leases are not

in scope of ASC

842 and continue to

be accounted for

under the guidance in

ASC 932,
Extractive Activities – Mining.
(b)

Other commitments
As of

September

30, 2025,

purchase

commitments

for

capital expenditures

were $
18.3

million,

all of

which

is
obligated within the next twelve months.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)
Coronado Global Resources Inc.

Form 10-Q September 30, 2025

In Australia, the

Company has generally

secured the ability

to transport coal

through rail contracts

and coal export
terminal contracts that are primarily funded

through take-or-pay arrangements with terms ranging up to
12 years
.

In

the

U.S.,

the

Company

typically

negotiates

its

rail

and

coal

terminal

access

on

an

annual

basis.

As

of
September

30,

2025,

these

Australian

and

U.S.

commitments

under

take-or-pay

arrangements

totaled
$
584.0

million, of which approximately $
97.2

million is obligated within the next twelve months.
17.

Contingencies
Surety bond, letters of credit and bank guarantees
In the

normal course

of business,

the Company

is a

party to

certain guarantees

and financial

instruments with
off-balance sheet risk, such as bank

guarantees, letters of credit and performance

or surety bonds.
No

liabilities
related

to

these

arrangements

are

reflected

in

the

Company’s

unaudited

Condensed

Consolidated

Balance
Sheets. Management does

not expect any

material losses to

result from these

guarantees or off-balance

sheet
financial instruments.
For

the U.S.

Operations,

in

order to

provide

the required

financial

assurance

for post

mining

reclamation,

the
Company generally uses

surety bonds. The

Company uses surety

bonds and bank

letters of credit

to collateralize
certain

other

obligations

including

contractual

obligations

under

workers’

compensation

insurance.

As

of
September 30, 2025, the Company had outstanding surety

bonds of $
20.0

million.
For

the

Australian

Operations,

as at

September

30,

2025, the

Company

had

bank

guarantees

outstanding

of
$
56.1

million, primarily in respect of certain rail and port take-or-pay arrangements of the Company.

Future regulatory changes relating to

these obligations or deterioration of

the Company’s credit risk

rating could
result in increased obligations, additional costs or additional collateral requirements.
Restricted deposits – cash collateral
As required by

certain agreements, the

Company had total

cash collateral in

the form of

deposits of $
128.9

million
and

$
68.5

million

as

of

September

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

Stamp duty on Curragh acquisition
The Company, based on legal and valuation advice, continues to dispute a portion of the stamp duty paid on the acquisition of the Curragh

mine in 2018 of

$
37.9

million (A$
60.4

million). The Company

filed an appeal with

the
Supreme Court of

Queensland on March

11,

2024. The outcome

of the appeal

remains uncertain and

as such,
no contingent asset was recognized at September 30, 2025.
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

Form 10-Q September 30, 2025

27
REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
To the Stockholders

and Board of Directors of Coronado Global Resources

Inc.

Results of Review of Interim Financial Statements
We

have

reviewed

the

accompanying

condensed

consolidated

balance sheet

of

Coronado

Global

Resources
Inc. (the Company) as

of September 30, 2025, the

related condensed consolidated statements of operations and
comprehensive

income

for

the

three

and

nine-month

periods

ended

September

30,

2025

and

2024,

the
condensed consolidated

statements of

stockholders’ equity

for the

three-month periods

ended March

31, June
30, and September 30, 2025 and

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

1 to

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
November 10, 2025.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

28
ITEM 2.

MANAGEMENT’S DISCUSSION

AND ANALYSIS

OF FINANCIAL

CONDITION AND

RESULTS

OF
OPERATIONS
The following

Management’s Discussion

and Analysis

of Financial

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

using a

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

to complete

the Proposed

Transaction

with Stanwell,

including the

proposed replacement

of
our current

ABL Facility, on acceptable

terms, or

at all,

and our

ability to

comply with applicable

covenants
included in the

New ABL Facility

with Stanwell

and to

achieve the anticipated

benefits of the

Proposed
Transaction with Stanwell;

●

our

ability

to

provide

appropriate

financial

assurances

for

our

obligations

under

applicable

laws

and
regulations,

including

our

ability

to

provide

applicable

surety

of

Curragh’s

ERC

under

the

Financial
Provisioning Scheme Act;

●

risks

related

to

international

mining

and

trading

operations,

including

any

changes

in

tariffs

or

tariff
policies and

other barriers

to trade.

For example,

on April

2, 2025,

the U.S.

government announced

a
baseline 10% tariff

on certain

imports and higher

tariffs on

imports from

certain countries,

and on June
4, 2025, the

U.S. government increased tariffs on

steel imports to 50%.

These developments underscore
the risk and volatility in global supply chains, financial

markets and international trade policies;

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

29
●

uncertainty

in

global

economic

conditions,

including

the

extent,

duration

and

impact

of

ongoing

civil
unrest and wars,

as well as

risks related to

government actions with

respect to trade

agreements, treaties
or policies;
●

a

decrease

in

the

availability

or

increase

in

costs

of

labor,

key

supplies,

capital

equipment

or
commodities, such

as diesel

fuel, steel,

explosives

and tires,

as the

result of

inflationary

pressures

or
otherwise;
●

the extensive forms of taxation

that our mining operations

are subject to, and future

tax regulations and
developments;
●

concerns about the environmental impacts of coal combustion and greenhouse gas, or GHG, emissions arising from mining

activities, including

possible impacts

on global climate

issues, which

could result

in
increased regulation

of coal combustion

and GHG

emissions and

increased

costs associated

with coal
production and consumption, such as costs for

additional controls to reduce carbon dioxide emissions or
costs to purchase

emissions reduction credits

to comply with

future emissions

trading programs,

which
could significantly impact

our financial condition

and results of

operations, affect demand for

our products
or our securities and reduce our access to capital and

insurance;
●

severe financial hardship,

bankruptcy,

temporary or permanent

shutdowns or operational

challenges of
one

or

more

of

our

major

customers,

including

customers

in

the

steel

industry,

and

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

30
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

We

make

many

of

our

forward-looking

statements

based

on

our

operating

budgets

and

forecasts,

which

are
based upon

detailed assumptions.

While we

believe that

our assumptions

are reasonable,

we caution

that it

is
very difficult to

predict the impact

of known factors,

and it is

impossible for us

to anticipate all

factors that could
affect our actual results.
See Part I, Item

1A. “Risk Factors”

of our Annual Report

on Form 10-K for

the year ended December

31, 2024,
filed with

the SEC

and ASX

on February

19, 2025,

Part II,

Item 1A.

“Risk Factors”

of our

Quarterly Report

on
Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC and ASX on May 8,

2025, and Part
II, Item 1A.

“Risk Factors”

of our Quarterly

Report on

Form 10-Q for

the quarterly

period ended June

30, 2025,
filed with the

SEC and

ASX on

August 11

,

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

31
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

Adjusted

EBITDA

and

Segment
Adjusted EBITDA

are used

as supplemental

financial

measures by

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

domestically

to

Stanwell

and

in the

export

market.

Our

U.S. Operations

primarily
focus

on

the

production

of

Met

coal

for

the

North

American

domestic

and

seaborne

export

markets

and

also
produce and sell some thermal coal that is extracted in

the process of mining Met coal.

Overview
Our results

for the

three and

nine months

ended September

30,

2025, were

negatively

impacted as

Met

coal
markets

remained

subdued

through

the

quarter

amid

continued

softness

in

steel

demand

and

ample

global
supply.

However,

operational performance

continued to

improve, with

saleable production

surpassing the

prior
quarter.
In the third quarter of 2025, Met coal spot prices remained

broadly stable relative to the second quarter of 2025,
with the Australian Premium

Low Volatile

Hard Coking Coal index,

or AUS PLV

HCC, averaging $183.5 per

Mt,
slightly

lower

than

the

prior

quarter.

This

flat

to

slightly

softer

pricing

reflected

continued

weak

steel-sector
demand,

particularly

from

China,

where

output

curbs

and

property-sector

softening

weighed

on

coking-coal
imports,

combined

with

ample

supply

and

high

inventory

levels

globally.

With

no

major

supply

disruptions
emerging in

the third

quarter of

2025, and

shipping and

logistics functioning

smoothly,

the market

continued to
favor buyers rather than sellers, limiting upward price momentum

.
Although coal

markets remained

unfavorable, our

operations continued

to perform

strongly in

the third

quarter
compared

to

the

second

quarter

of

2025,

delivering

higher

quarter-on-quarter

run-of-mine,

or

ROM,

coal
production, saleable production and sales volumes.

Saleable

production

for

the

three

and

nine

months

ended

September

30,

2025,

was

4.5

MMt

and

11.7

MMt,
respectively,

0.7 MMt and

0.3 MMt higher

compared to the

three and nine

months ended September

30, 2024,
respectively.

Improved

production

was

supported

by

higher

equipment

utilization,

enhanced

owner-operated

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

32
fleets

at

our

open

cut

mine

and

continued

ramp

up

of

our

Mammoth

underground

mine

at

our

Australian
Operations, partially offset by lower

output from our U.S. Operations following

temporary idling of surface mines
and lower than expected yields.

Despite

strong saleable

production,

our sales

volume

of 11.1

MMt

for the

nine

months

ended

September

30,
2025, was

0.7 MMt

lower than

the same

period in

2024. The

decrease was

primarily driven

by (1)

lower production
at our

U.S. Operations,

a product

of temporary

idling of

surface mines

and lower

yields, (2)

rail, port

and pier
constraints

at

our

U.S.

Operations

and

co-shipment

scheduling

delays

at

our

Australian

Operations,

which
together resulted in

the deferral of

five vessels

into October 2025,

and (3)

significant port

inventory built by

our
Australian Operations in December 2023, due to port constraints, which was shipped in the first quarter of 2024.
Coal

revenues

of

$1,377.5

million

for

the

nine

months

ended

September

30,

2025,

decreased

$520.6

million
compared to

the same

period in

2024, driven

by lower

sales volumes,

and average

realized Met

prices, which
were $43.2 per Mt lower than during the nine months

ended September 30, 2024.

Mining

costs

for

the

nine

months

ended

September

30,

2025

were

$200.3

million

lower

compared

to

the
corresponding period in 2024, primarily driven

by cost savings from reduction in

contractor fleets, which occurred
progressively since March 2024, and associated

costs, favorable average foreign exchange rates

on translation
of the

Australian Operations

for the

nine months

ended September

30, 2025,

and temporary

idling of

Logan’s
surface mine at our U.S. Operations. Mining costs per Mt sold were $97.6 for the nine months ended September
30, 2025,

which was $13.4 per Mt

lower than during the nine

months ended September 30, 2024,

driven by lower
mining costs, partially offset by lower sales volume

of 0.6 MMt.
Liquidity and Going Concern
As of September

30, 2025, Coronado had

cash and cash equivalents

(excluding restricted cash) of

$171.8 million
and $15.5 million of undrawn capacity under the ABL

Facility.

Our net debt of $328.0 million as of

September 30,
2025 comprised

of

$499.8

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

thereby, concluding

each of the Review Events.

On September 29,

2025, we entered

into an agreement

with the Administrative

Agent under the

ABL Facility to
waive compliance with applicable financial covenants as

at September 30, 2025, and

reset the conditions related
to credit rating downgrades

such that a review

event, default or

event of default

would not occur under

the ABL
Facility due to

a one notch

downgrade to the

Company’s credit

rating by

S&P or

Moody’s as

at September

29,
2025 (however an

event of default

will occur

if there is

a further two

or more notches

downgrade to the

Company’s
credit rating by S&P

or Moody’s as at September 29,

2025). The requirements to comply

with financial covenants
beyond September 30, 2025 remained unchanged.

As the outlook for Met coal markets remains uncertain, continued low or a further deterioration in

Met coal prices
and our inability

to achieve

production forecasts,

due to factors

beyond our

control, could

lead to an

inability to
fund short-term

working capital

movements, further

operating losses

and negative

operating cash

flows for

the
remainder

of 2025

and

into

2026,

which,

combined

with

other

factors,

could

impact

our

ability

to comply

with
financial covenants under the ABL Facility on and beyond December

31, 2025.
Non-compliance with financial covenants or

a potential further two

or more notches downgrade

to the Company’s
credit rating by

S&P or Moody’s

may result in

an Event of

Default under the

ABL Facility and,

unless the Event
of Default

is cured

or

a waiver

is obtained,

could

also

trigger

a cross

-default

under

the

Indenture

(as

defined
below) governing our Notes.
On October 28, 2025, the Company announced the Proposed Transaction with Stanwell that intends to enhance the Company’s short and long-term financial

viability.

The

Proposed

Transaction,

which

remains

non-binding

and

subject

to

completion

of

due

diligence,

definitive
documents

and

required

external

approvals,

include

(1)

Stanwell

providing

a

$265.0

million

financing

facility
replacing

the

existing

ABL

Facility,

(2)

Stanwell

waiving

the

remaining

rebate

payments

under

the

ACSA,

(3)
extension of the NCSA from 2037

to 2043, (4) Stanwell will make additional

prepayments in relation to its future
annual contract tonnage

under the ACSA

and NCSA, which

will bear interest

and be settled through

delivery of
coal to

Stanwell in

months when

the Company’s

liquidity exceeds

$300.0 million,

(5) change

of control

events
triggering

repayment

of

the

rebate

waived

and

(6)

minimum

liquidity

requirements

to

declare

distributions

to
shareholders.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

33
In addition

to the

Proposed Transaction, we

continue to pursue

a number

of initiatives

intended to

improve liquidity
including, among other things, further operating and capital cost control measures, potential other debt and non-
debt funding measures, and whole or partial asset sales.
While management believes that the Proposed Transaction, if entered into and once completed, would enhance
the Company’s

liquidity,

the vast

majority of the

potential funding

under the arrangement

is delivered over

time
and not upfront,

and does not

eliminate uncertainties in

relation to the

Company’s future financial

performance,
including the our

ability to achieve

production targets

and manage working

capital fluctuations

that are material
at times

depending on

circumstances (production

and inventory

levels), due

to events

and factors

beyond our
control, and sustained weakness in Met coal market and consequential realized Met coal prices.
Accordingly, we concluded that

substantial doubt exists

regarding our ability

to continue as

a going

concern within
one year after the date of the accompanying Condensed

Consolidated Financial Statements.
Safety
For

our

Australian

Operations,

the

twelve-month

rolling

average

Total

Reportable

Injury

Frequency

Rate

at
September

30,

2025,

was

2.88,

compared

to

a

rate

of

2.22

at

the

end

of

December

31,

2024.

At

our

U.S.
Operations, the twelve-month

rolling average Total

Reportable Incident Rate

at September 30,

2025, was 1.95,
compared to a rate of 2.21 at the end of December 31,

2024.

The

health

and

safety

of

our

workforce

is

our

number

one

priority

and

we

remain

focused

on

the

safety

and
wellbeing of

all employees

and contracting

parties. Coronado

continues to

implement safety

initiatives with

the
goal of improving our safety rates every quarter.
Segment Reporting
In accordance with ASC

280, Segment Reporting, we

have adopted the following

reporting segments: Australia
and

the

United

States.

In

addition,

“Other

and

Corporate”

is

not

a

reporting

segment

but

is

disclosed

for

the
purposes of reconciliation to our consolidated financial

statements.
Three Months Ended September 30, 2025 Compared

to Three Months Ended September 30, 2024
Summary
The financial and operational summary for the three months

ended September 30, 2025 includes:
●

Net loss before

tax for the

three months ended

September 30, 2025,

of $103.8 million

was $1.0 million
higher compared to a net

loss of $102.8 million

for the three months ended

September 30, 2024, which
was primarily

driven by

lower operating

costs including

the impact

of a

build in

coal inventories

due to
higher

saleable

production

exceeding

slightly

higher

sales

volumes,

partially

offset

by

lower

average
realized prices.
●

Average realized Met price

per Mt sold of $148.6 for

the three months ended September

30, 2025, was
$31.0

per

Mt

sold

lower

compared

to

$179.6

per

Mt

sold

for

the

same

period

in

2024,

reflecting

a
downward trend since September 30,

2024, due to lower restocking by Chinese

mills and oversupply of
steel, resulting in reduced Met coal demand from key steel-producing regions,

particularly in Europe and
Asia.

●

Sales volume of 4.0

MMt for the three

months ended September 30, 2025

was 0.1 MMt higher

compared
to the

same period

in 2024,

while saleable

production was

0.7 MMt

higher,

largely driven

by improved
performance at our

Australian Operations, supported by

higher equipment utilization and

enhanced open
cut output from owner-operated fleets. Higher saleable production volumes did not result in higher sales
volumes to

the same

extent due

to rail,

port and

pier constraints which

resulted in

deferral of

three vessels
into October 2025 at our U.S.

Operations, as well as co-shipper

delays which caused two vessels

to be
deferred to October 2025 at our Australian Operations.

●

Adjusted

EBITDA

loss

of

$22.5

million

for

the

three

months

ended

September

30,

2025,

was

$3.4
million higher compared to an Adjusted EBITDA loss of $19.1 million for the same period in 2024. Lower coal sales revenues were largely offset by lower operating costs, including a significant build in saleable
coal inventories.

●

As of September 30, 2025, our sources of liquidity were cash and cash equivalents (excluding restricted cash) of $171.8 million and $15.5 million of undrawn capacity under the ABL Facility.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

34
Three months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 476,670 $ 600,703 $ (124,033)

(20.6)%
Other revenues 5,457 7,512 (2,055)

(27.4)%
Total

revenues
482,127 608,215 (126,088)

(20.7)%
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 360,588 466,113 (105,525)

(22.6)%
Depreciation, depletion and amortization 49,198 45,559 3,639

8.0%
Freight expenses 71,723 66,126 5,597

8.5%
Stanwell rebate 26,331 25,391 940

3.7%
Other royalties 38,690 63,020 (24,330)

(38.6)%
Selling, general, and administrative expenses

7,541 9,174 (1,633)

(17.8)%
Total

costs and expenses
554,071 675,383 (121,312)

(18.0)%
Other income (expenses):
Interest expense, net (29,443) (15,808) (13,635)

86.3%
(Increase) decrease in provision for

credit losses (2,836) (43) (2,793)

6,495.3%
Other, net 460 (19,749) 20,209

(102.3)%
Total

other expenses, net
(31,819) (35,600) 3,781

(10.6)%
Net loss before tax (103,763) (102,768) (995)

1.0%
Income tax (expense) benefit (5,707) 31,771 (37,478)

(118.0)%
Net loss attributable to Coronado Global
Resources, Inc.
$ (109,470) $ (70,997) $ (38,473)

54.2%
Coal Revenues
Coal revenues were

$476.7 million for

the three months

ended September 30,

2025, a

decrease of $124.0

million,
compared

to

$600.7

million

for

the

three

months

ended

September

30,

2024.

This

decrease

was

primarily
attributable to lower average realized Met

coal prices and a sales mix

which was weighted more towards

export
thermal volumes

as our

Australian Operations

experienced reliability

issues with

the coal

handling preparation
plant, or CHPP,

and bypassed raw coal to manage cash flows.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Cost of coal

revenues consists

of costs

related to produced

tons sold,

along with

changes in

both the volumes
and carrying values of coal inventory. Cost of coal revenues includes items such as direct operating costs, which
includes employee-related costs,

materials and

supplies, contractor services,

coal handling

and preparation costs
and production taxes.

Total

cost of coal revenues

was $360.6 million for the

three months ended September

30, 2025, $105.5 million,
or 22.6% lower, compared to

$466.1 million for the three months ended September

30, 2024.

Cost of coal revenues for our Australian Operations for the three months ended September 30, 2025, was $57.8 million lower

compared

to the

same period

in 2024,

primarily

driven by

higher inventory

build due

to saleable
production exceeding

sales volume,

lower coal

purchases

and a

favorable average

foreign exchange

rates on
translation

of

the

Australian

Operations

for

the

three

months

ended

September

30,

2025,

of

A$/US$

0.65
compared to 0.67 for the same period in 2024.

Cost of coal

revenues for our

U.S. Operations for the

three months ended September

30, 2025, was $47.7

million
lower compared

to the three

months ended

September 30,

2024, mainly

due to the

temporary idling

of surface
mining at Logan beginning in March 2025 and reduced well drilling at Buchanan, and inventory build as saleable production exceeded

sales volume

due to

rail, port

and pier

constraints during the

three months

ended September
30, 2025.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

35
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization

was $49.2 million for the

three months ended September

30, 2025, an
increase of $3.6

million, compared to

$45.6 million for

the three months

ended September 30,

2024. The increase
was associated

with equipment brought

into service

during the twelve

months since September

30, 2024,

partially
offset by a favorable average foreign exchange rate

s

on translation of the Australian Operations.

Freight Expenses
Freight expenses

relate to

costs associated

with rail

and port

providers, including

take-or-pay commitments

at
our Australian Operations,

and demurrage costs.

Freight expenses

were $71.7 million

for the three

months ended
September 30,

2025, an

increase of

$5.6 million,

compared to

$66.1 million

for the

same period

in 2024.

Our
Australian Operations contributed $8.2 million

of the increase, driven by higher export

sales volume and greater
volumes shipped through Wiggins Island Coal Export Terminal, or WICET,

which incurs higher port and handling
charges, partially offset by lower coal sales

under under Free on Board (FOB) terms at our U.S. Operations.

Other Royalties
Other royalties

were $38.7

million in the

three months

ended September

30, 2025,

a decrease

of $24.3

million
compared

to

$63.0

million

for

the

three

months

ended

September

30,

2024,

driven

by

lower

coal

revenues
coupled with a favorable foreign exchange rate on translation of our Australian Operations.

Interest expense, net
Interest expense,

net was

$29.4 million

for the

three months

ended September

30, 2025,

an increase

of $13.6
million compared to

$15.8 million for the

three months ended

September 30, 2024.

The increase was

driven by
higher average

indebtedness,

due to

additional

borrowings under

the Notes,

ABL Facility,

insurance

premium
financing, and coal

prepayment facility combined

with lower interest

income on cash

equivalents and

restricted
deposits during the three months ended September 30,

2025, compared to the same period in 2024.
Other, net
Other,

net for

the three

months

ended September

30, 2025,

was

positive $0.5

million, an

improvement of
$20.2 million compared to a loss of $19.7 million for the three months ended

September 30, 2024. The decrease
was largely

driven by

an impairment

charge of

$10.6 million

recognized against

property,

plant and

equipment
relating to a long-standing,

non-core, idled asset sold within our U.S. Operations

during the three months ended
September 30, 2024, and lower exchange losses on translation of short-term inter-entity balances.
Income Tax Expense (Benefit)
Income

tax

expense

was

$5.7

million

for

the

three

months

ended

September

30,

2025,

a

decrease

of

$37.5
million compared to an income tax benefit of $31.8 million for the three months ended September 30, 2024. The
decrease

in

income

tax

expense

was

the

result

of

an

effective

tax

rate

of

7.7%

for

the

nine

months

ended
September 30, 2025, compared to

an effective tax rate of

34.2% for the nine months

ended September 30, 2024.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

36
Nine months ended September 30, 2025 compared to

Nine months ended September 30, 2024
Summary
The financial and operational summary for the nine months

ended September 30, 2025 includes:
●

Net loss

of $281.9

million

for

the nine

months

ended

September

30,

2025, was

$227.1 million

higher
compared to a net

loss of $54.8 million

for the nine months

ended September 30,

2024. The higher net
loss was a result of

lower coal revenues and

higher interest expense,

partially offset by lower

operating
costs.
●

Average realized

Met price of

$149.4 per Mt

sold for the

nine months ended

September 30,

2025, was
$43.2 per

Mt lower

compared to

$192.6 per

Mt sold

for the

same period

in 2024.

The AUS

PLV

HCC
index averaged $184.2 per Mt for the nine months ended September 30,

2025, a decline of $68.9 per Mt
compared to the same period in

2024. This decrease primarily reflected persistent softness in global Met
coal markets, driven by ongoing oversupply from major exporters, including Australia and Russia. Lower steel

production

and

restocking

activity

in

key

Asian

markets,

particularly

China

and

India,

further
contributed to weaker demand and downward pressure on prices.
●

Sales

volume

of

11.1

MMt

for

the

nine

months

ended

September

30,

2025,

was

0.6

million

lower
compared to

the nine

months ended September

30, 2024.

The decrease was

primarily driven by

(1) lower
production at

our U.S.

Operations, due

to temporary

idling of

a surface

mine and

lower yields,

(2) rail,
port

and

pier

constraints

at

our

U.S.

Operations

and

co-shipper

scheduling

delays

at

our

Australian
Operations,

which

resulted

in

a

total

of five

vessels

delayed

to

October

2025,

and

(3)

significant

port
inventory built by our Australian Operations in December

2023, which was shipped in the first quarter

of
2024.

●

Adjusted

EBITDA

loss

of

$95.9

million

for

the

nine

months

ended

September

30,

2025,

was

$212.2
million lower compared

to an income

of $116.3

million for the

nine months ended

September 30, 2024.
This decrease was primarily due to lower coal revenues

partially offset by lower operating costs.
●

As of September 30,

2025, the Company

had net debt of

$328.0 million, consisting

of closing cash and
cash

equivalents

(excluding

restricted

cash)

of

$171.8

million

and

$499.8

million

aggregate

principal
amounts of interest-bearing liabilities outstanding.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

37
Nine months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 1,377,458 $ 1,898,075 $ (520,617) (27.4%)
Other revenues 21,796 52,117 (30,321) (58.2%)
Total

revenues
1,399,254 1,950,192 (550,938) (28.3%)
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 1,090,511 1,311,377 (220,866) (16.8%)
Depreciation, depletion and amortization 135,227 142,171 (6,944) (4.9%)
Freight expenses 194,617 183,652 10,965 6.0%
Stanwell rebate 70,115 83,293 (13,178) (15.8%)
Other royalties 118,057 235,605 (117,548) (49.9%)
Selling, general, and administrative expenses

23,474 26,635 (3,161) (11.9%)
Total

costs and expenses
1,632,001 1,982,733 (350,732) (17.7%)
Other income (expenses):
Interest expense, net (68,305) (42,253) (26,052) 61.7%
Loss on debt extinguishment (1,050) — (1,050) 100.0%
Decrease in provision for discounting and

credit losses (3,649) 157 (3,806)
(2,424.2%
)
Other, net 219 (8,643) 8,862 (102.5%)
Total

other expenses, net
(72,785) (50,739) (22,046) 43.4%
Net loss before tax (305,532) (83,280) (222,252) 266.9%
Income tax benefit 23,661 28,482 (4,821) (16.9%)
Net loss attributable to Coronado Global
Resources, Inc. $ (281,871) $ (54,798) $ (227,073) 414.4%
Coal Revenues
Coal

revenues

were

$1,377.5

million

for

the

nine

months

ended

September

30,

2025,

a

decrease

of

$520.6
million, compared to $1,898.1 million for

the nine months ended September

30, 2024. The decrease was

driven
by lower average Met coal realized prices

and lower sales volumes.
Other Revenues
Other revenues were $21.8

million for the nine

months ended September 30,

2025, a decrease

of $30.3 million
compared to

$52.1 million

for the

nine months

ended September

30, 2024.

The decrease

was primarily

driven
by a non-recurring termination fee revenue from a coal sales contract cancelled in the first quarter of 2024 at our
U.S. Operations.
Cost of Coal Revenues (Exclusive of Items Shown

Separately Below)
Total

cost of coal revenues was

$1,090.5 million for the nine

months ended September 30, 2025,

a decrease of
$220.9 million, compared to $1,311.4

million for the nine months ended September

30, 2024.

Cost of coal revenues for our Australian Operations for the nine months ended September 30, 2025, was $178.3
million lower compared to the same period

in 2024, primarily driven by cost savings

from reduction in contractor
fleets since March 2024 and associated costs, inventory build due to higher saleable production and lower sales volume

compared

to

an

inventory

drawdown

in

2024,

lower

coal

purchases

and

a

favorable

average

foreign
exchange rate

on translation

of our

Australian Operations

for the

nine months

ended

September

30, 2025,

of
A$/US$: 0.64 compared to 0.66 for the same period in

2024.
Cost of coal revenues for our U.S. Operations for

the nine months ended September 30, 2025, was $42.6 million
lower compared

to the

same period

in 2024,

driven by

the temporary idling

of the

surface mines at

Logan, reduced
sections and well

drilling activity

at Buchanan,

lower coal purchases

combined with

higher inventory

build, with
saleable production exceeding sales volume, compared

to the corresponding period in 2024.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

38
Depreciation, Depletion and Amortization
Depreciation, depletion

and amortization

was $135.2

million for the

nine months

ended September 30,

2025, a
decrease of

$6.9 million,

as compared

to $142.2

million for

the nine

months ended

September

30, 2024.

The
decrease

was

associated

with

changes

to

depreciation

rates

following

our

annual

useful

life

review

at

the
beginning

of

2025

and

favorable

average

foreign

exchange

rates

on

translation

of

the

Australian

Operations,
partially offset by the equipment brought into service

during the twelve months since September 30, 2024.

Freight Expenses
Freight expenses

totaled $194.6

million for

the nine

months ended

September 30,

2025, an

increase of

$11.0
million

compared

to

$183.6

million

for

the

nine

months

ended

September

30,

2024.

Freight

expenses

for

our
Australian Operations

increased by

$18.6 million

due to

higher export

sales volumes

shipped through

WICET,
which has higher port handling charges and higher take-or-pay deficit tonnage costs. This was partially offset by
a $5.0 million reduction

in freight costs

at our U.S.

Operations due to

lower coal sales

under FOB terms

compared
to the nine months ended September 30, 2024.
Stanwell Rebate
The

Stanwell

rebate

was

$70.1

million

for

the

nine

months

ended

September

30,

2025,

a

decrease

of

$13.2
million

compared

to

$83.3

million

for

the

nine

months

ended

September

30,

2024.

The

decrease

was

due

to
lower export

sales volume,

lower realized

reference coal

pricing used

to calculate

the rebate

compared to

the
same period in 2024 and favorable average foreign exchange

rates on translation of the Australian Operations.
Other Royalties
Other royalties were $118.1 million for the

nine months ended September 30,

2025,

a decrease of $117.5 million,
as

compared

to

$235.6

million

for

the

nine

months

ended

September

30,

2024,

due

to

lower

coal

revenues
combined with favorable average exchange rates on translation of the Australian Operations.
Interest expense, net
Interest

expense,

net

was

$68.3

million

in the

nine

months

ended

September

30,

2025,

an

increase of

$26.1
million as

compared to

$42.2 million

for the

nine months

ended September

30, 2024.

The increase

was driven
by higher

indebtedness due

to additional

borrowings under

the Notes, ABL

Facility, Curragh Housing Transaction,
insurance

premium

financing

and

coal

prepayment

facility

combined

with

lower

interest

income

on

cash
equivalents and restricted

deposits during the

nine months

ended September

30, 2025, compared

to the same
period in 2024.
Other, net
Other,

net was

a gain

of $0.2

million for

the nine

months ended

September 30,

2025, an

improvement of

$8.9
million compared

to a

loss

of $8.6

million

for the

nine

months

ended

September

30, 2024.

The

increase

was
largely driven by

an impairment charge

of $10.6 million

recognized against property, plant and equipment

relating
to

a

long-standing,

non-core,

idled

asset

sold

within

our

U.S.

Operations

during

the

nine

months

ended
September

30,

2024,

and

lower

foreign

exchange

losses

on

translation

of

short-term

inter-entity

balances
between certain entities within

the group that are

denominated in currencies other than

their respective functional
currencies.

Income Tax Benefit
Income tax

benefit of

$23.7 million

for the

nine months

ended September

30, 2025,

decreased by

$4.8 million,
compared to income tax benefit of $28.5 million for the nine months ended September 30, 2024, primarily driven by an effective tax rate of 7.7% for the nine months

ended September 30, 2025.
In calculating the annual effective tax rate for

the Group:

●

For the Australian operations, due to a three-year cumulative loss position and significant carried
forward losses, a full valuation allowance was included

as part of the annual effective tax rate
calculation, thereby reducing the rate to nil.

●

For the U.S. operations, due to a

three-year cumulative loss position the recoverability of carried forward deferred tax assets

was assessed and

as a result

a partial valuation

allowance was included

as part of
the annual effective tax rate, thereby reduci

ng the annual effective tax rate to 7.7%.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

39
Supplemental Segment Financial Data
Three months ended September 30, 2025 compared to

three months ended September 30, 2024
Australia
Three months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 2.8 2.4 0.4 14.2%
Total

revenues ($)
300,317 365,953 (65,636) (17.9)%
Coal revenues ($) 294,872 358,652 (63,780) (17.8)%
Average realized price per Mt sold ($/Mt) 107.0 148.6 (41.6) (28.0)%
Met coal sales volume (MMt) 1.8 1.7 0.1 2.9%
Met coal revenues ($) 257,752 334,594 (76,842) (23.0)%
Average realized Met price per Mt sold ($/Mt) 145.1 193.8 (48.7) (25.1)%
Mining costs ($) 240,470 290,121 (49,651) (17.1)%
Mining cost per Mt sold ($/Mt) 87.3 122.8 (35.5) (28.9)%
Operating costs ($) 348,156 418,335 (70,179) (16.8)%
Operating costs per Mt sold ($/Mt) 126.4 173.3 (46.9) (27.1)%
Segment Adjusted EBITDA ($)

(47,881) (51,978) 4,097 (7.9)%
Coal revenues for our Australian Operations decreased largely due to an average realized Met coal price per Mt
sold, which was $48.7 per

Mt lower compared to the same

period in 2024,

and a sales mix which

was weighted
more towards export thermal volumes

as we experienced reliability issues

with the CHPP and

bypassed raw coal
to manage cash flows, partially offset by higher

Met sales volume.
Operating

costs

decreased

by

$70.2

million,

or

16.8%,

for

the

three

months

ended

September

30,

2025,
compared to the

three months ended

September 30, 2024,

driven by lower

other royalties,

resulting from lower
realized

prices,

and

lower

mining

costs.

Mining

costs

were

$49.7

million

lower

for

the

three

months

ended
September 30, 2025 compared to the same

period in 2024, largely a result of an

inventory build due to saleable
production

exceeding

sales

volumes,

compared

to

an

inventory

drawdown

in

2024,

and

a

favorable

average
foreign exchange rates on translation of our Australian Operations. Mining and Operating costs per Mt sold were
$35.5 and $46.9

lower, respectively,

attributable to lower

mining and operating

costs and 0.4

MMt higher sales
volume for the three months ended September 30, 2025

compared to the same period in 2024.
Segment

Adjusted

EBITDA

loss

of

$47.9

million

for

the

three

months

ended

September

30,

2025,

was

$4.1
million,

or

7.9%,

lower

compared

to

a

loss

of

$52.0

million

for

the

three

months

ended

September

30,

2024,
largely driven by lower operating costs, partially offset

by lower coal revenues.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

40
United States
Three months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 1.2 1.5 (0.3) (17.7)%
Total

revenues ($)
181,810 242,262 (60,452) (25.0)%
Coal revenues ($) 181,798 242,051 (60,253) (24.9)%
Average realized price per Mt sold ($/Mt) 145.8 159.8 (14.0) (8.8)%
Met coal sales volume (MMt) 1.1 1.5 (0.4) (22.7)%
Met coal revenues ($) 173,523 237,101 (63,578) (26.8)%
Average realized Met price per Mt sold ($/Mt) 154.2 162.8 (8.6) (5.3)%
Mining costs ($) 118,515 166,210 (47,695) (28.7)%
Mining cost per Mt sold ($/Mt) 95.0 109.7 (14.7) (13.4)%
Operating costs ($) 149,176 202,315 (53,139) (26.3)%
Operating costs per Mt sold ($/Mt) 119.6 133.6 (14.0) (10.5)%
Segment Adjusted EBITDA ($)

32,879 41,628 (8,749) (21.0)%
Coal revenues

for our

U.S.

Operations decreased

by $60.3

million, largely

attributable

to an

average realized
Met coal price which

was $14.0 per Mt

lower compared to

the three months ended

September 30, 2024, driven
by unfavorable

market conditions and

lower fixed

prices achieved

from annual

domestic price

contracts compared
to 2024. Coal revenues were also impacted by

lower sales volume of 0.3 MMt due

to lower production yields, the
temporary idling

of surface

mines at

Logan, and

rail, port

and pier

constraints which

resulted in

the deferral

of
three vessels into October 2025.
Operating costs were

$53.1 million lower

for the three

months ended September 30,

2025, compared to

the same
period in 2024, driven by lower mining costs a result

of temporary idling of surface mine operations at Logan and
reduced well

drilling at

Buchanan, and

a higher

build in

inventory as

lower sales

volumes, caused

by port,

rail
and

pier

constraints,

exceeded

lower

production

during

the

three

months

ended

September

30,

2025

when
compared to the

same period in

2024. Mining and

Operating costs per

Mt sold were

lower by $14.7

and $14.0,
respectively, attributable

to lower mining and operating costs, partially offset

by lower sales volume.
Segment Adjusted

EBITDA was

$32.9 million

for the

three months

ended September

30, 2025,

a decrease

of
$8.7 million compared to $41.6 million for

the three months ended September 30, 2024, primarily driven

by lower
coal revenues,

partially offset by lower operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Three months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 7,541 $ 9,174 $ (1,633) (17.8)%
Other, net (4) (401) 397 (99.0)%
Total

Corporate and Other Adjusted EBITDA

$ 7,537 $ 8,773 $ (1,236) (14.1)%
Corporate and other costs

of $7.5 million for

the three months ended September

30, 2025, was $1.2 million

lower
compared

to

the

three

months

ended

September

30,

2024

due

to cost

savings

initiatives

implemented

at

the
corporate level, partially offset by costs incurred

to pursue various initiatives to improve liquidity.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

41
Mining

and

operating

costs

for

the

three

months

ended

September

30,

2025

compared

to

three
months ended September 30, 2024
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Three months ended September 30, 2025
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 370,733 $ 175,232 $ 8,106 $ 554,071
Less: Selling, general and administrative
expense (4) — (7,537) (7,541)
Less: Depreciation, depletion and amortization (22,573) (26,056) (569) (49,198)
Total operating costs 348,156 149,176 — 497,332
Less: Other royalties (30,035) (8,655) — (38,690)
Less: Stanwell rebate (26,331) — — (26,331)
Less: Freight expenses (49,717) (22,006) — (71,723)
Less: Other non-mining costs (1,603) — — (1,603)
Total mining costs 240,470 118,515 — 358,985
Sales Volume excluding non-produced

coal
(MMt) 2.8 1.2 — 4.0
Mining cost per Mt sold ($/Mt) 87.3 95.0 — 89.7
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

ended September 30, 2025

compared to
three months ended September 30, 2024
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Three months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Met coal sales volume (MMt) 2.9 3.2 (0.3) (8.8)%
Met coal revenues ($) 431,275 571,695 (140,420) (24.6)%
Average realized Met price per Mt sold ($/Mt) 148.6 179.6 (31.0) (17.3)%

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

42
Nine months ended September 30, 2025 compared to

Nine months ended September 30, 2024
Australia
Nine months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 7.2 7.6 (0.4) (5.2)%
Total

revenues ($)
833,439 1,260,549 (427,110) (33.9)%
Coal revenues ($) 812,433 1,235,746 (423,313) (34.3)%
Average realized price per Mt sold ($/Mt) 112.4 162.0 (49.6) (30.6)%
Met coal sales volume (MMt) 5.0 5.5 (0.5) (10.0)%
Met coal revenues ($) 738,442 1,172,404 (433,962) (37.0)%
Average realized Met price per Mt sold ($/Mt) 148.4 212.2 (63.8) (30.0)%
Mining costs ($) 661,736 826,880 (165,144) (20.0)%
Mining cost per Mt sold ($/Mt) 91.5 109.6 (18.1) (16.5)%
Operating costs ($) 957,996 1,245,737 (287,741) (23.1)%
Operating costs per Mt sold ($/Mt) 132.5 163.3 (30.8) (18.9)%
Segment Adjusted EBITDA ($)

(122,925) 16,377 (139,302) (850.6)%
Coal revenues for our

Australian Operations for the nine

months ended September 30,

2025, were $423.3 million
lower compared

to the

nine months

ended September

30, 2024.

The decrease

was driven

by the

average realized
Met coal price being $63.8

per Mt lower and a

sales mix which was weighted toward

thermal coal.

Coal revenues
were further impacted

by sales volumes

being 0.4 MMt

lower driven by

the delay caused

by co-shippers of

two
vessels into

October 2025

and partially

offset by

the sale

of port

inventory built

in December

2023 due

to port
constraints, which were shipped in the first quarter

of 2024.
Operating costs decreased

by $287.7 million

driven by lower

mining costs and

lower Stanwell rebate

and other
royalties, resulting

from lower

realized prices

and lower

coal revenues.

Mining costs

were $165.1

million lower
for the nine months ended September

30, 2025, primarily driven by cost

savings from reduced contractors’

fleet
costs since March 2024, higher inventory build as a

result of higher saleable production and lower sales

volume
and

favorable

foreign

exchange

rate

on

translation

of

our

Australian

Operations

for

the

nine

months

ended
September 30, 2025 compared to

the same period in 2024.

Mining and Operating costs

per Mt sold were $18.1
and $30.8 lower, respectively,

compared to the nine months ended September 30, 2024.
Segment Adjusted

EBITDA decreased

from $16.4

million for

the nine

months ended

September 30,

2024 to

a
loss of $122.9 million for the nine months ended September 30, 2025 due to lower coal revenues, partially offset by lower operating costs.

United States
Nine months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Sales volume (MMt) 3.9 4.1 (0.2) (4.9)%
Total

revenues ($)
565,815 689,643 (123,828) (18.0)%
Coal revenues ($) 565,025 662,329 (97,304) (14.7)%
Average realized price per Mt sold ($/Mt) 145.1 161.8 (16.7) (10.6)%
Met coal sales volume (MMt) 3.6 3.9 (0.3) (7.6)%
Met coal revenues ($) 541,663 640,488 (98,825) (15.4)%
Average realized Met price per Mt sold ($/Mt) 150.8 164.8 (14.0) (8.8)%
Mining costs ($) 424,134 459,316 (35,182) (7.7)%
Mining cost per Mt sold ($/Mt) 108.9 113.7 (4.8) (4.5)%
Operating costs ($) 515,304 568,190 (52,886) (9.3)%
Operating costs per Mt sold ($/Mt) 132.4 138.8 (6.4) (5.0)%
Segment Adjusted EBITDA ($)

50,452 125,322 (74,870) (59.7)%
Coal revenues decreased by $97.3 million, or 14.7%,

to $565.0 million for the nine months ended

September 30,
2025, compared to $662.3 million for

the nine months ended September 30, 2024.

This decrease was driven by
weak global Met coal markets which resulted

in a lower average realized Met coal price

of $150.8 per Mt for the

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

43
nine months ended September

30, 2025, and lower

fixed prices achieved

from annual domestic

price contracts
for 2025 compared to 2024.

Operating costs were $52.9 million lower for the

nine months ended September 30, 2025, compared to

the same
period in 2024,

driven by lower

mining costs,

lower coal purchase

and lower

other royalties,

a product of

lower
coal

revenues.

Mining

costs

decreased

by

$35.2

million

for

the

nine

months

ended

September

30,

2025,
compared to the nine months ended

September 30, 2024, due to the

temporary idling of surface mine operations
at Logan

and reduced

well drilling

at Buchanan,

lower maintenance

costs and

higher

inventory build

as lower
sales volumes exceeded lower saleable production.
Adjusted EBITDA of

$50.4 million decreased

by $74.9 million,

or 59.7%, for

the nine months

ended September
30,

2025,

compared

to

$125.3

million

for

the

nine

months

ended

September

30,

2024.

This

decrease

was
primarily driven by lower coal and other revenues

partially offset by lower operating costs.

Corporate and Other Adjusted EBITDA
The following table presents a summary of the components

of Corporate and Other Adjusted EBITDA:
Nine months ended

September 30,
2025 2024 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 23,474 $ 26,635 $ (3,161) (11.9)%
Other, net (22) (1,218) 1,196 (98.2)%
Total

Corporate and Other Adjusted EBITDA

$ 23,452 $ 25,417 $ (1,965) (7.7)%
Corporate and

other costs

of $23.5

million for

the nine

months

ended September

30, 2025,

were $2.0

million
lower compared to

$25.4 million for

the nine months

ended September 30,

2024,

due to cost savings

initiatives
implemented

at

the

corporate

level

partially

offset

by

costs

incurred

to

pursue

various

initiatives

to

improve
liquidity.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

44
Mining and operating costs

for the Nine

months ended September 30,

2025 compared to Nine

months
ended September 30, 2024
A reconciliation of

segment costs and

expenses, segment operating

costs, and segment

mining costs is

shown
below:
Nine months ended September 30, 2025
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and

expenses
$ 1,018,184 $ 588,841 $ 24,976 $ 1,632,001
Less: Selling, general and administrative
expense (11) (13) (23,450) (23,474)
Less: Depreciation, depletion and amortization (60,177) (73,524) (1,526) (135,227)
Total operating costs 957,996 515,304 — 1,473,300
Less: Other royalties (90,132) (27,925) — (118,057)
Less: Stanwell rebate (70,115) — — (70,115)
Less: Freight expenses (131,372) (63,245) — (194,617)
Less: Other non-mining costs (4,641) — — (4,641)
Total mining costs 661,736 424,134 — 1,085,870
Sales Volume excluding non-produced

coal
(MMt) 7.2 3.9 — 11.1
Mining cost per Mt sold ($/Mt) 91.5 108.9 — 97.6
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

September 30, 2025

compared to
Nine months ended September 30, 2024
A reconciliation of the Company’s average realized

Met price per Mt sold is shown below:
Nine months ended
September 30,

2025 2024 Change %
(in US$ thousands)
Met coal sales volume (MMt) 8.6 9.4 (0.8) (9.0)%
Met coal revenues ($) 1,280,105 1,812,892 (532,787) (29.4)%
Average realized Met price per Mt sold ($/Mt) 149.4 192.6 (43.2) (22.4)%

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

45
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended

September 30,
Nine months ended
September 30,
(in US$ thousands) 2025 2024 2025 2024
Reconciliation to Adjusted EBITDA:
Net loss
$
(109,470)
$
(70,997)
$
(281,871)
$
(54,798)
Add: Depreciation, depletion and amortization 49,198 45,559 135,227 142,171
Add: Interest expense (net of interest income)

29,443 15,808 68,305 42,253
Add: Other financing costs 1,500 — 1,500 —
Add: Other foreign exchange (gains) losses (1,753) 10,190 (1,972) 1,086
Add: Loss on extinguishment of debt — — 1,050 —
Add: Income tax expense (benefit) 5,707 (31,771) (23,661) (28,482)
Add: Impairment of non-core assets — 10,585 — 10,585
Add: Losses on idled assets — 1,460 1,848 3,624
Add: Increase (decrease) in provision for

credit losses 2,836 43 3,649 (157)
Adjusted EBITDA

$
(22,539)
$
(19,123)
$
(95,925)
$
116,282
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

expenditures,

debt

service

obligations,

business

or asset

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

2025, Part

II,
Item 1A.

“Risk Factors”

of our

Quarterly Report

on Form

10-Q for

the quarterly

period ended

March 31,

2025,
filed with the SEC and ASX on May 8,

2025, and Part II, Item 1A. “Risk Factors” of our

Quarterly Report on Form
10-Q for the quarterly period ended June 30, 2025, filed

with the SEC and ASX on August 11,

2025.
Sources of liquidity as of September 30, 2025 and December

31, 2024 were as follows:
(in US$ thousands)
September 30,
2025
December 31,
2024
Cash and cash equivalents, excluding restricted cash

$ 171,837 $ 339,374
Availability under the ABL Facility (1) 15,536 128,563
Total $ 187,373 $ 467,937
(1)
Availability under the ABL

Facility is limited

to an eligible

borrowing base, determined

by applying customary

advance rates
to eligible accounts receivable and inventory.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

46
Our total indebtedness as of September 30, 2025 and

December 31, 2024 consisted of the following:
(in US$ thousands)
September 30,
2025
December 31,
2024
Current installments of interest bearing liabilities $ 1,717 $ 1,477
Interest bearing liabilities, excluding current installments 498,100 422,995
Current installments of other financial liabilities and other finance lease obligations 18,497 6,163
Other financial liabilities and finance lease obligations, excluding current installments 40,446 19,694
Total $ 558,760 $ 450,329
Liquidity
Coronado has been significantly

impacted by declining demand

and prices in the

coal market that impacted

our
earnings during the year ended December 31, 2024 and

through September 30,

2025.

On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-’

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit

rating from ‘Caa1’

to ‘Caa2’, both

of which resulted

in a Review

Event
under the ABL

Facility.

On July

9, 2025, the

Company successfully

negotiated with

the Lender,

who confirmed
no changes to the terms or the availability of the ABL Facility,

thereby, concluding

each of the Review Events.

On September 29,

2025, we entered

into an agreement

with the Administrative

Agent under the

ABL Facility to
waive compliance with

financial covenants as

at September 30,

2025, and reset

the conditions related

to credit
rating obligations such that a review event, default or

event of default would not occur under the

ABL Facility due
to a one

notch downgrade to the

Company’s credit rating by S&P

or Moody’s as at

September 29, 2025 (however
an event of default will occur

if there is a further two

or more notches downgrade

to the Company’s credit

rating
by S&P

or Moody’s

as at

September 29,

2025). The

Company’s

obligation to

comply with

financial covenants
beyond September 30, 2025, remained unchanged.
As the outlook for Met coal markets remains uncertain, continued low or a further deterioration in

Met coal prices
and our inability

to achieve

production forecasts,

due to factors

beyond our

control, could lead

to an inability

to
fund short-term

working capital

movements, further

operating losses

and negative

operating cash

flows for

the
remainder

of 2025

and

into

2026,

which,

combined

with

other

factors,

could

impact

our

ability

to comply

with
financial covenants under the ABL Facility on and beyond December

31, 2025.

Non-compliance with financial covenants or

a potential further two

or more notches downgrade

to the Company’s
credit rating by S&P

or Moody’s, may result

in an Event of Default

under the ABL Facility

and, unless the Event
of Default is

cured or a

waiver is obtained,

could also trigger

a cross-default under

the Indenture governing

our
Notes.

On October 23, 2025, the Scheme Manager under the Financial Provisioning Scheme Act advised the Company that it had

completed an indicative

decision related to

the Annual Review

Allocation for the

Curragh mine complex
EA number EPML00643713, providing an indicative allocation of “High”. This is a change to the previous Annual
Review Allocation for the EA of “Moderate”. A final Annual

Review Allocation has not yet been made.

The “High” rating would

require the Company to

provide a surety, in the form

of bank guarantees, insurance bond
or cash collateral, of Curragh’s ERC of $242.7 million to

the scheme. However, under

the Financial Provisioning
Scheme Act, if:
●

the

Scheme

Manager

makes

a

final

annual

review

decision

that

allocates

an

EA

to

the

“High”

risk
category, and

●

the previous annual review decision for the EA, made within the prior 21 months, allocated the EA to the
“Moderate” risk category; and

●

the Scheme Manager is satisfied

that the holder of the

EA is not reasonably able

to give a surety within
12 months after the

decision is made, such

EA will be taken

to be allocated to

the “Moderate-High” risk
category for

determining

the contribution

payable

for the

next twelve-month

period’s

obligation.

A risk
allocation of “Moderate-High” requires a contribution to

the scheme of 6.5% of the ERC amount.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

47
We are

currently making

relevant submissions

to the

Scheme Manager

in accordance

with its

rights under

the
Financial Provisioning Scheme

Act. However, as of

the filing of

this Quarterly Report

on Form 10-Q,

a final Annual
Review Allocation has not been issued by the Scheme Manager

.
On October

28,

2025, the

Company

announced

the

Proposed Transaction

with

Stanwell for

a combination

of
financial support transactions intended to improve our

short and long-term financial liability.

The

Proposed

Transaction,

which

remains

non-binding

and

subject

to

completion

of

due

diligence,

definitive
documents and required external approvals, includes the following:
●

The

existing

ABL

Facility

(as

described

in

Note

9.

Interest

Bearing

Liabilities)

is

to

be

assumed

by
Stanwell and increasing availability from $150.0 million to $265.0 million, with a five-year maturity and at a lower

interest rate.

The borrowing

base limits

are expected

to be

amended to

allow higher

levels of
borrowing against working capital assets of the Company and

more flexible covenant conditions.

●

The remaining Stanwell

rebate under the ACSA

will be waived for

its remaining contractual term

and only
become repayable for certain specified change of

control events or default that would lead

to termination
of existing Stanwell coal supply agreements.

●

The existing NCSA

will remain in

effect and

extended from

2037 to 2043,

providing Stanwell

the ability
to make broader annual nominations ranging from 1.2

MMt to 2.24 MMt.

●

Stanwell

will

make

additional

prepayments

to

us

in

relation

to

its

future

annual

nominated

contract
tonnage under

the ACSA

and NCSA

equal the

difference between current

contracted prices and

a market
price equivalent (to be agreed

with the Company and

with discount to market

being not more than

10%
of the price

difference applied

to the first

1.2 MMt nominated

under the NCSA),

or the price

difference,
when

our

liquidity

is

under

$200

million.

This

additional

prepayment

is

available

for

the

remaining
contractual term

of the

ACSA and

the NCSA.

When our

liquidity is

between $200.0

million and

$250.0
million, the additional prepayment reduces to 50%

of the price difference. When liquidity is above

$250.0
million,

no

prepayments

will

be

made,

and

the

existing

terms

of

the

ACSA

and

NCSA

apply.

The
accumulated prepayment amount will bear interest

at 7.5% per annum and the accrued interest

amount
will be capped

at 1.2 times

of the accumulated

principal prepayment

amount. The prepayment

balance
will be settled

through delivery

of coal to

Stanwell in months

when our

liquidity exceeds $300.0

million.
All liquidity thresholds will be annually adjusted for inflation

.

●

Stanwell will

hold first

-priority

lien over

the

Company’s

working capital

assets

and second

priority-lien
over other fixed assets

in respect to the

proposed ABL Facility and retain

its lower-ranking security under
the NCSA obligations.
●

If

any

person

that

did

not

control

the

Company

acquires

control

within

two

years

of

executing

the
agreement

relating

to

the

Proposed

Transaction,

we

must

(1)

obtain

Stanwell’s

consent

and

(2)

pay
immediately

to

Stanwell

the

amount

of

rebate

waived

under

the

ACSA.

Additionally,

if

our

current
controlling shareholder

ceases to

control the

Company by

way of

disposing a

20% or

more interest

in
the Company without Stanwell’s consent, we must immediately pay to Stanwell the amount of the rebate
waived under the ACSA. The controlling shareholder

may dispose an interest in the Company less than
20% without Stanwell’s consent.
●

If

the

Company

decides

to

pay

a

distribution

to

shareholders

(e.g.,

a

dividend),

the

Company

will

be
required to maintain a minimum cash

liquidity of $300.0 million following the payment of

such distribution
to shareholders, the repurchase of any Notes in connection

with the distribution and an equal or greater
amount than

the distribution

will be

used to

reduce the

prepayment amounts

outstanding under

ACSA
and NCSA.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

48
In addition

to the

Proposed Transaction, we

continue to pursue

a number

of initiatives

intended to

improve liquidity
including, among other things, further operating and capital cost control measures, potential other debt and non-
debt funding measures, and whole or partial asset sales.
While management believes that the Proposed Transaction, if entered into and once completed, would enhance
our

liquidity,

the

vast

majority

of

the

potential

funding

under

the

arrangement

is

delivered

over

time

and

not
upfront, and does

not eliminate uncertainties

in relation to

our future financial

performance, including

our ability
to achieve

its production

targets and

manage working

capital fluctuations

that are

material at

times depending
on circumstances (production and inventory

levels), due to events and factors

beyond its control, and sustained
weakness in Met coal markets

and consequential realized Met coal prices.

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

multicurrency,

interest-bearing

bank

accounts

available

to

be

used

to
service

the

working

capital

needs

of

the

Company.

Cash

balances

in

excess

of

immediate

working

capital
requirements

are

invested

in

short-term,

interest-bearing

deposit

accounts

or

used

to

repay

interest-bearing
liabilities.
ABL Facility
On June 18,

2025, we entered

into an amendment

and restatement of

our existing senior

secured asset-based
revolving credit agreement in an initial aggregate principal amount of $150.0 million, or the ABL Facility.

The ABL Facility is

a revolving credit facility

which matures in 2028.

Availability under the

ABL Facility is limited
to an eligible

borrowing base,

determined by

applying customary

advance rates

to eligible accounts

receivable
and inventory.

As of September 30,

2025, the eligible

borrowing base under the

ABL Facility was $90.5

million,
of which $75.0 million had been drawn and $15.5 million

remained available to be drawn.

Borrowings under

the ABL

Facility bear

interest of

15% per

annum and

are subject

to an

interest make-whole
premium, payable

on any

refinance or

prepayment during

the first

eighteen months

after the

closing date.

The
undrawn capacity under

the ABL Facility remains

available until June 18,

2026, and is subject

to a commitment
fee equal to 9.00% per annum.
The ABL

Facility is

subject to

financial covenants

including a

covenant regarding

the maintenance

of leverage
ratio and interest coverage ratio to be tested quarterly,

as described in the ABL Facility.

The ABL Facility

also contains customary

representations and warranties and

affirmative and negative covenants
including,

among

others,

covenants

relating

to

the

payment

of

dividends

with

respect

to,

or

the

purchase

or
redemption of, any equity

interests of the Company

or any of its subsidiaries,

financial reporting, the

incurrence
of liens or encumbrances, the incurrence or prepayment

of certain debt, compliance with laws, use of

proceeds,
maintenance of

properties, maintenance

of insurance,

payment obligations,

financial accommodation,

mergers
and sales of

all or substantially all

of the assets

of the Loan

Parties and changes in

the nature of

the Loan Parties’
business.
A
Review Event will occur

under the ABL Facility

if any one or more

of the following occurs:

(a) a downgrade of
a Loan Party’s credit rating by

S&P or Moody’s which applies as

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

49
On

June

30,

2025,

S&P

downgraded

the

Company’s

credit

rating

from

‘B-’

to

‘CCC+’

and,

on

July

7,

2025,
Moody’s downgraded the Company’s credit

rating from ‘Caa1’

to ‘Caa2’, both

of which resulted

in a Review

Event
under the ABL Facility. On

July 9, 2025, we successfully negotiated with the Lender,

who confirmed no changes
to the

terms or

the availability

of the

ABL Facility,

thereby,

concluding

each of

the Review

Events. A

potential
further two or more

notches downgrade to the Company’s credit

rating by S&P or Moody’s may

result in an Event
of Default

under the

ABL Facility,

and unless

the Event

of Default

is cured

or a

waiver is

obtained, could

also
trigger a cross-default under the Indenture governing our

Notes.
On September 29,

2025, we entered

into an agreement

with the Administrative

Agent under the

ABL Facility to
waive compliance with

financial covenants as

at September 30,

2025, and reset

the conditions related

to credit
rating obligations such that a review event, default or

event of default would not occur under the

ABL Facility due
to a one

notch downgrade to the

Company’s credit rating by S&P

or Moody’s as at

September 29, 2025 (however
an event of default will occur

if there is a further two

or more notches downgrade

to the Company’s credit

rating
by S&P or Moody’s as at September 29, 2025). The Company’s obligation to comply with financial covenants as at December 31, 2025, and beyond remained unchanged.

Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.

Refer to Part I, Item 1, Note 10. “Interest Bearing Liabilities”

for further information.

9.250% Senior Secured Notes
As of September

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

or the

Indenture,

dated

as of

October

2, 2024,

among
Coronado Finance Pty

Ltd, as issuer

(the Issuer),

Coronado Global

Resources Inc., as

guarantor, the subsidiaries
of

Coronado

Global

Resources

Inc.

named

therein

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

Event”, defined in the Indenture

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
As of September 30,

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
Refer to Part I, Item 1, Note 9. “Interest Bearing Liabilities

”

for further information.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

50
Loan – Curragh Housing Transaction
In 2024, the Company completed

the Curragh Housing Transaction,

an agreement for accommodation services
and

the

sale

and

leaseback

of

housing

and

accommodation

assets

with

a

regional

infrastructure

and
accommodation service provider.

The Curragh Housing Transaction did not satisfy the sale criteria under ASC 606, Revenues from Contracts with
Customers, and was deemed

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

Refer to

Part I,

Item I.

Note 9.

“Interest Bearing

Liabilities” and

Note 10.

“Other Financial

Liabilities” for

further
information.
Unsecured note payable to insurance premium finance

company
In July 2025, we entered into an agreement with an

insurance premium finance company to obtain $16.5

million
of

unsecured

insurance

financing

funding.

The

liability

bears

a

fixed

interest

rate

of

2.99%,

payable

in

three
monthly instalments of $2.5 million and will mature in December

2025.
Finance leases
During the

nine months ended

September 30, 2025,

the Company

entered into

various finance lease

agreements.
Our total finance lease commitments were $32.9 million as at September 30,

2025. The terms of the outstanding
lease agreements mature through August 2029 and bear fixed

interest rates ranging from 8.6% to 14.0%.
Surety bonds, letters of credit and bank guarantees
We are

required to

provide financial

assurances and

securities to satisfy

contractual and

other requirements

in
the normal course of

business. Some of these assurances are

provided to comply with

state or other government
agencies’ statutes and regulations.

For

the

U.S.

Operations,

in

order

to

provide

the

required

financial

assurance

for

post

mining

reclamation,

we
generally

use surety

bonds.

We

also

use surety

bonds

and bank

letters

of credit

to collateralize

certain

other
obligations including contractual obligations under workers’ compensation insurance. As of September 30,

2025,
we had outstanding surety bonds of $20.0 million.

For the Australian Operations,

as at September 30, 2025

,

we had bank guarantees

outstanding of $35.2 million
primarily in respect of certain rail and port take-or-pay

arrangements of the Company.

Future regulatory

changes

relating

to

these

obligations

or deterioration

of

our

credit

risk

rating could

result

in
increased obligations, additional costs or additional collateral requirements.
Restricted deposits – cash collateral
As required

by certain

agreements, we

had total

cash collateral

in the

form of

deposits of

$128.9 million

as of
September 30,

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

51
Dividends
On February 19,

2025, our Board

of Directors declared

a bi-annual fully

franked fixed ordinary

dividend of $8.4
million,

or

0.5

cents

per

CDI.

On

April

4,

2025,

the

Company

paid

$8.3

million

to

holders,

net

of

$0.1

million
foreign exchange

gain on

payment of

dividends to

certain CDI

holders who

elected to be

paid in

Australian dollars.
Capital Requirements
Our main uses of cash

have historically been the funding of

our operations, working capital, capital expenditures,
and the payment

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
Cash Flow
Nine months ended

September 30,
(in US$ thousands) 2025 2024
Net cash from operating activities $ 54,850 $ 11,472
Net cash used in investing activities (265,642) (200,887)
Net cash from financing activities 43,717 27,883
Net change in cash and cash equivalents

(167,075) (161,532)
Effect of exchange rate changes on cash and cash

equivalents
(462) (1,414)
Cash and cash equivalents at beginning of period 339,625 339,295
Cash and cash equivalents at end of period

$ 172,088 $ 176,349
Operating activities
Net

cash

provided

by

operating

activities

was

$54.9

million

for

the

nine

months

ended

September

30,

2025,
compared to

$11.5

million

for the

nine months

ended

September 30,

2024. The

increase

in cash

provided

by
operating activities was

primarily driven by

a prepayment

from Stanwell of

$75.0 million and

a $44.6 million

waiver
and deferral of the Stanwell rebate, both of which are to be settled via future coal deliveries, as well as favorable working

capital

movement

due

to

early

collections

from

certain

customers

and

lower

payments

to

suppliers,
partially offset by Adjusted EBITDA loss for the

nine months ended September 30, 2025.
Investing activities
Net

cash

used

in

investing

activities

was

$265.6

million
for

the

nine

months

ended

September

30,

2025,
compared

to

$200.9

million

for

the

nine

months

ended

September

30,

2024,

and

consisted

of

cash

spent

on
capital

expenditures

of

$205.5

million,

of

which

$112.2

million

related

to

the

Australian

Operations

and

$94.6
million was

related

to our

U.S. Operations

,

and

the posting

of cash

collateral

of $60.2

million

as a

security

to
satisfy contractual and other requirements.

Financing activities
Net

cash

provided

by

financing

activities

was

$43.7

million

for

the

nine

months

ended

September

30,

2025.
Included in

net cash

provided by

financing activities

were proceeds

of $75.0

million from

drawing down

on the
new ABL Facility, partially offset by payment for debt issuance and other financing costs of $7.1 million, dividend payments of $8.3

million, finance lease

obligations principal payments

of $2.2 million and

repayment of interest
bearing and other financial liabilities of $13.6 million.

Contractual Obligations
Except as set

forth below, there were

no material changes

to the Company’s contractual

obligations as previously
disclosed in

our Annual

Report on

Form 10-K

for the

year ended

December 31,

2024, filed

with the

SEC and
ASX on February 19, 2025.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

52
On June 10, 2025, we entered into a Deed of Amendment with Stanwell for a prepayment for future coal sales of
$75.0 million

and a

rebate waiver

and deferral

from April

2025 to

December 2025

(with an

estimated value

of
approximately

$75.0 million)

,

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

million was drawn on

completion.

The remaining $75.0 million is

available to the Company
for until June

18, 2026, limited

to an eligible

borrowing base. The

ABL Facility is

subject to financial

covenants,
including maintenance of leverage ratio and interest coverage ratio tested quarterly.

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

Item

1.

“Financial
Statements”, Note 9. Interest Bearing Liabilities for further information.
In July

2025, the

Company entered

into an

agreement with

an insurance

premium finance

company to

obtain
$16.5 million of unsecured insurance financing funding. The liability bears a fixed interest rate of 2.99%, payable in three monthly instalments of $2.5 million and will mature in December

2025. Refer to Part I, Item 1. “Financial
Statements”, Note 10. Other Financial Liabilities for further information

.
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

Form 10-Q September 30, 2025

53
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

or

trade

barriers

occur

in

the

future.

The

inability

of

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
19, 2025.
Sales commitments in the

Met coal market are typically

not long-term in nature,

and we are therefore subject

to
fluctuations in

market pricing.

Certain coal

sales are

provisionally priced

initially.

Provisionally priced

sales are
those for which price finalization,

referenced to the relevant index,

is outstanding at the reporting

date. The final
sales price is determined

within 7 to

90 days after

delivery to the customer.

As of September

30, 2025,

we had
$4.2 million of

outstanding provisionally priced receivables

subject to changes

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

Form 10-Q September 30, 2025

54
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

annual budget

and ensuring

that changes

in interest

rates will

not have

a material

impact
on our financial performance.
As of

September

30, 2025,

we had

$558.8

million

of fixed

rate

borrowings,

Notes

and finance

leases and

no
variable-rate borrowings outstanding.
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

We

entered

into

forward

exchange

contracts

to

manage

the

foreign

currency

exposure

of

our

Australian
Operations by selling US$

generated from export

coal sales revenue at

Curragh and purchasing

A$ required to
settle

Curragh’s

A$

operating

costs.

The

fair

value

of

the

forward

foreign

currency

derivative

contracts

as

of
September 30, 2025 was an asset of $1.7 million.
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

$28.6

million

and

$77.0

million

for

the

three

and

nine

months

ended

September

30,

2025,
respectively.
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

to mitigate against credit risk.
Credit

risk

is

monitored

regularly,

and

performance

reports

are

provided

to

our

management

and

Board

of
Directors.
As of September

30, 2025,

we had financial

assets of

$451.8 million,

consisting of

cash and

cash equivalents,
trade

and

other

receivables

and

restricted

deposits,

all

of

which

are

exposed

to

varied

levels

of

counterparty
credit risk. These

financial assets

have been assessed

under ASC 326,
Financial Instruments

– Credit Losses
,
and a provision for credit losses of $4.3 million was recorded as of September 30, 2025.

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

55
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

Form 10-Q September 30, 2025

56
PART II – OTHER

INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
We are subject to various legal and

regulatory proceedings. For a description of our significant legal proceedings
refer

to

Note 17. “Contingencies” to

the

unaudited

condensed

consolidated

financial

statements

included

in
Part I, Item 1. “Financial

Statements” of

this Quarterly

Report on

Form 10-Q,

which information

is incorporated
by reference herein.
ITEM 1A.

RISK FACTORS

Except as set forth below,

there were no material changes

to the risk factors previously

disclosed in Part I, Item
1A, “Risk Factors,” of

our Annual Report on

Form 10-K for the

year ended December 31,

2024, filed with the

SEC
and ASX

on February

19, 2025,

Part II,

Item 1A.

“Risk Factors”

of our

Quarterly Report

on Form

10-Q for

the
quarterly period ended March 31,

2025, filed with the SEC

and ASX on May 8, 2025,

and Part II, Item 1A. “Risk
Factors” of our Quarterly Report on

Form 10-Q for the quarterly

period ended June 30, 2025, filed

with the SEC
and ASX on August 11

,

2025. The risk factors presented

below should be read in conjunction

with all of the risk
factors disclosed in the Company’s Annual Report

on Form 10-K for the year ended December 31,

2024.

Operating

losses

and

negative

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
The Company’s earnings

and cash flows from

operating activities have

been significantly impacted

by subdued
performance of Met

coal markets, which

has led to

low realized prices

for the coal

we sell. The

Company's current
operating forecasts, which are subject to volatility in Met coal prices and the achievement of forecast production, indicate that

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

thereby concluding each of

the Review Events.
A
potential further two

or more notches

downgrade to the

Company’s credit

rating by S&P

or Moody’s

may result
in an Event of Default under the ABL Facility.
On September

29, 2025,

we agreed

with the

Administrative Agent

under the

ABL Facility

to waive

compliance
with applicable

financial covenants

as at

September 30,

2025, and

reset the

conditions related

to credit

rating
downgrades such that a review event, default or event of default would not occur under the ABL Facility due to a one notch downgrade to the Company’s credit rating by S&P or Moody’s as at September 29, 2025 (however an event of default will occur

if there is a further two

or more notches downgrade

to the Company’s credit

rating by
S&P

or

Moody’s

as

at

September

29,

2025).

The

requirements

to

comply

with

financial

covenants

beyond
September 30, 2025, remained unchanged.
There is uncertainty in relation to the ongoing availability of the ABL Facility,

which is dependent on our ability to
comply with

financial covenants

on December

31, 2025,

and beyond.

Unless the

Company obtains

waivers or
deferment

of

financial

covenants

testing

periods,

any

breach

of

such

financial

covenants

would

constitute

an
event of default

under the terms

of the ABL

Facility and

the Administrative

Agent may declare

the commitment
of the Lender

to make the

loans to be

terminated, declare

the unpaid principal

amount of all

outstanding loans,
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

Form 10-Q September 30, 2025

57
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

September

30,

2025

includes

an

explanatory

paragraph

that

indicates

the

existence

of
substantial doubt about our ability to continue as going concern.

We

may

not

realize

the

anticipated

benefits

of

the

Proposed

Transaction,

and

we

may

not

be

able

to
successfully

complete additional

initiatives intended

to improve

liquidity,

which could

have a

material
adverse effect on our business, financial condition

and results of operations.
On October 28,

2025, we announced

the Proposed Transaction

with Stanwell,

which includes a

combination of
financial support transactions intended to improve our short and long-term financial position.

The

Proposed

Transaction

remains

non-binding

and

is

subject

to

completion

of

due

diligence,

definitive
documents and required external

approvals.

The Proposed Transaction includes: (1) Stanwell

providing a $265.0
million financing facility replacing the exiting ABL Facility; (2) Stanwell waiving remaining rebate payments under the ACSA; (3) extension of the NCSA from 2037 to 2043; (4) Stanwell making additional prepayments in relation to its future annual contract tonnage under the

ACSA and NCSA, which will bear interest and

be settled through
delivery of

coal

to Stanwell

in months

when

our liquidity

exceeds $300.0

million;

(5) change

of control

events
triggering

repayment

of

the

rebate

waived;

and

(6)

minimum

liquidity

requirements

to

declare

distributions

to
shareholders. There can be no assurance that the Proposed Transaction will be completed on acceptable terms
or at all, or that we will realize the anticipated benefits of the

Proposed Transaction.
Our ability to make

scheduled debt payments, including under the

New ABL Facility with Stanwell,

or to refinance
our

debt

obligations,

depends

on

our

ability

to

generate

cash

in

the

future

and

our

financial

condition

and
operating

performance,

which

are

subject

to

prevailing

economic

and

competitive

conditions

and

to

certain
financial, business and other factors beyond our control. There can be no assurance that we will maintain a level
of cash flows from operating activities sufficient to permit us to pay the principal, premium (if any) and interest on
our debt.

In addition

to the

Proposed Transaction, we

continue to pursue

a number

of initiatives

intended to

improve liquidity
including, among other things, further operating and capital cost control measures, potential other debt and non-
debt funding measures, and whole or partial asset sales.
While management believes that the Proposed Transaction, if entered into and once completed, would enhance
our

liquidity,

the

vast

majority

of

the

potential

funding

under

the

arrangement

is

delivered

over

time

and

not
upfront, and does

not eliminate uncertainties

in relation to

our future financial

performance, including our

ability
to achieve

production targets

and manage

working capital

fluctuations that

are material

at times

depending on
circumstances (production

and inventory

levels), due

to events

and factors

beyond our

control, and

sustained
weakness in Met coal market and consequential realized Met coal prices

.
There can be no assurance

that our plan to improve our

operating performance and financial

position, including
the Proposed Transaction

with Stanwell, will be

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

going concern,

which

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

lease obligations

and to

satisfy other

miscellaneous obligations.

The primary

methods we

use to

meet
those obligations in the United

States are to provide a

third-party surety bond,

cash collateral or provide

a letter
of credit. As

of September

30, 2025, we

provided $20.0

million of third-party

surety bonds

and $71.9 million

as

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

58
cash collateral in connection with our U.S. Operations. There are no cash collateral requirements to support any
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
In Australia, the

Financial Provisioning

Scheme Act

establishes the

way that our

Australian Operations

provide
for and manage associated costs of

providing financial assurances related to mine

rehabilitation obligations. EAs
undergo

an

annual

risk

category

allocation

assessment

process

to

determine

whether

the

company

will

be
required to

provide a

contribution to

the Scheme’s

Financial Provisioning

Fund and/or

to provide

surety to

the
Scheme Manager for that EA. The risk categories include high,

moderate, low and very low.

The Curragh

mine complex

EA number

EPML00643713 currently

has a

risk category

of “Moderate”

and, as

a
result, we are

required to

pay an annual

contribution to

the Scheme

of 2.75% of

the ERC amount.

On October
23, 2025, the

Scheme Manager under

the Financial Provisioning

Scheme Act advised

the Company that

it had
completed an indicative

decision related to

the Annual Review

Allocation for the

Curragh mine complex,

providing
an indicative allocation

of “High”. A

final Annual Review

Allocation has not

yet been made.

If the Curragh

mine
complex receives

a “High”

rating, then

we will

be required

to provide

a surety,

in the

form of

bank guarantees,
insurance bond or cash collateral, of

Curragh’s ERC of $242.7 million to the

scheme. Alternatively, if the Curragh
mine

complex

is

allocated

a

“Moderate-High”

rating,

we

will

be

required

to

pay

an

annual

contribution

to

the
Scheme of 6.5% of the ERC amount.
There can be no assurances that the Company will be able to obtain any applicable bank guarantees, insurance bond or cash collateral

on commercially acceptable

terms or at all,

or that the Company

will be able to

pay any
applicable annual contribution to

the Scheme, which

could materially and adversely

impact our financial

condition
and results of operations.
For more

information on

the Financial

Provisioning Scheme

Act, see

Item 1. “Business

—Regulatory Matters—
Australia—Environmental

Protection

Act

1994

(Qld)”

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

Coronado Global Resources Inc.

Form 10-Q September 30, 2025

59
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

Form 10-Q September 30, 2025

60
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
10.1
Employment agreement dated July 28, 2025, between Coronado Global Resources Inc. and
Philip Peacock.
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

Form 10-Q September 30, 2025

61
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the registrant

has duly caused this

report
to be signed on its behalf by the undersigned, thereunto

duly authorized.
Coronado Global Resources Inc.
By: /s/ Barend J. van der Merwe
Barend J. van der Merwe
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: November 10, 2025