Form 10-K
period 2025-12-31
Coronado Global Resources Inc.
filed 2026-03-03
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-K
___________________________________________________
(Mark One)
☒
ANNUAL REPORT
PURSUANT TO
SECTION 13 OR
15(d) OF THE
SECURITIES EXCHANGE
ACT
OF 1934
For the fiscal year ended
December 31, 2025
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
☒
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
2025, the last business
day of the
registrant’s most recently completed
second
fiscal quarter, as reported on the Australian Securities Exchange, was $
73,682,480
.
The total
number of
shares of
the registrant’s
common stock,
par value
$0.01 per
share, outstanding
on December
31, 2025,
including
shares of common stock underlying the issued and outstanding CDIs, was
167,645,373
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions
of
the
registrant’s
proxy
statement
to
be
filed
with
the
Securities
and
Exchange
Commission
in
connection
with
the
registrant’s 2026 annual
general meeting of stockholders
are incorporated by reference
into Part III of
this Annual Report on
Form
10-K. Documents incorporated by reference in this report are listed in the Exhibit Index of this
Annual Report on Form 10-K.

Steel starts here.
Annual Report on Form 10-K for the year ended December
31, 2025.

Page
Number
PART I
Item 1.
Business
8
Item 1A.
Risk Factors
37
Item 1B.
Unresolved Staff Comments
65
Item 1C.
Cybersecurity
65
Item 2.
Properties
67
Item 3.
Legal Proceedings
89
Item 4.
Mine Safety Disclosures
90
PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities
91
Item 6.
[Reserved]
92
Item 7.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations
93
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
111
Item 8.
Financial Statements and Supplementary Data
113
Item 9.
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
158
Item 9A.
Controls and Procedures
159
Item 9B.
Other Information
161
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent
Inspections
161
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
162
Item 11.
Executive Compensation
162
Item 12.
Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
162
Item 13.
Certain Relationships and Related Transactions, and Director
Independence
162
Item 14.
Principal Accountant Fees and Services
162
PART IV
Item 15.
Exhibits, Financial Statement Schedules
163
Item 16.
Form 10-K Summary
168
SIGNATURES
169

Coronado Global Resources Inc. Form 10-K December 31,
2025
5
EXPLANATORY
NOTE
Unless otherwise
noted,
or the
context indicates
otherwise, references
in this
Annual Report
on Form 10-K
to
“we,”
“us,”
“our,”
“Company,”
or
“Coronado”
refer
to
Coronado
Global
Resources
Inc.
and
its
consolidated
subsidiaries and associates.
All production and sales volumes contained in this Annual Report on Form 10-K are expressed in metric tons, or
Mt,
millions
of
metric
tons,
or
MMt,
or
millions
of
metric
tons
per
annum,
or
MMtpa,
except
where
otherwise
stated. One
Mt (1,000
kilograms) is
equal to
2,204.62 pounds
and is
equivalent to
1.10231 short
tons. A
short
ton is equivalent to 2,000
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
•
our ability to provide
appropriate financial assurances
for our obligations under
applicable laws and
regulations, including
our ability
to provide
applicable surety
of Curragh’s
Estimated Rehabilitation
Cost under the Financial Provisioning Scheme;
•
risks unique
to international
mining and
trading operations,
including any
changes in
tariffs or
tariff
policies and
other barriers
to trade.
For example,
during 2025,
the U.S.
government announced
a
variety of baseline
and other
tariffs on
certain imports
from certain
countries, including
a 50%
tariff
on
steel
imports.
These
developments
have
led
to
increased
volatility
in
global
supply
chains,
financial markets and international trade policies;
•
uncertainty in global economic
conditions, including the
extent, duration and
impact of ongoing
civil
unrest and
wars, as
well as
risks related
to government
actions with
respect to
trade agreements,
treaties or policies;
•
a
decrease
in
the
availability
or
increase
in
costs
of
labor,
key
supplies,
capital
equipment
or
commodities, such
as diesel
fuel, steel,
explosives and
tires, as
the result
of inflationary
pressures
or otherwise;
•
the extensive forms
of taxation that
our mining operations
are subject to,
and future tax
regulations
and developments;
•
concerns
about
the
environmental
impacts
of
coal
combustion
and
greenhouse
gas,
or
GHG,
emissions, relating to mining activities, which could result in increased regulation of coal combustion
and GHG emissions in
many jurisdictions and could
increase costs associated
with coal production
and consumption.
These costs could
include costs for
additional controls to
reduce carbon dioxide
emissions or costs
to purchase emissions
reduction credits to
comply with future
emissions trading
programs,
and
could
significantly
impact
our
financial
condition
and
results
of
operations,
affect
demand for our products or our securities and reduce
our access to capital and insurance markets;

Coronado Global Resources Inc. Form 10-K December 31,
2025
6
•
severe financial hardship, bankruptcy, temporary or permanent shutdowns or operational challenges
of
one
or
more
of
our
major
customers,
including
customers
in
the
steel
industry,
or
key
suppliers/contractors,
which,
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
•
risks inherent
to mining
operations which
could impact
the amount
of coal
produced, cause
delays
in or suspension of coal deliveries, or increase the cost
of operating our business;
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
2025
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
8
PART I
ITEM 1.
BUSINESS.
Overview
We are a recognized producer, global marketer and exporter of high-quality Met coals, supported by a
diversified
operating portfolio
of three
high-quality,
long-life Met
coal assets
located in
Australia and
the United
States, or
U.S. Our coals are an
essential ingredient in the production of
steel using blast furnaces used in
the manufacture
of
a
wide
range
of
everyday
steel-based
products.
These
steel
supplies
serve
major
segments
of
the
global
economy, including
the automotive, construction, and infrastructure sectors.
Our mining
operations and
development projects
are located
in Queensland
in Australia,
and in
Virginia, West
Virginia
and
Pennsylvania
in
the
U.S.
Our
operations
in
the
U.S.,
or
U.S.
Operations,
and
our
operations
in
Australia, or Australian
Operations, are strategically
located to provide
access to
key transportation infrastructure,
enabling us to serve a diversified customer base spanning
five continents.
Our Australian Operations consist
of the 100%-owned Curragh
producing mining property located
in the Bowen
Basin of Queensland, Australia. The
Curragh complex is comprised
of two open cut mines, Curragh
North Mine
and Curragh South Mine, and one underground mine,
Mammoth Underground, or Mammoth. With an estimated
reserve life
of 20
years, the
Curragh complex
is a key
supplier of
Met coal
to steelmakers
in Asia,
Europe and
South America, contributing 10.6 MMt of saleable production
for the year ended December
31, 2025.
Our
U.S. Operations
are comprised
of two
producing
mining
properties
(Buchanan
and
Logan)
located in
the
Central Appalachian region
of the
U.S., or
CAPP,
and one development
mining property (Mon
Valley), all of which
are
100%-owned.
Buchanan
and
Logan,
with
estimated
reserve
lives
of
22
and
34
years,
respectively,
contributed
a
total
of
5.3
MMt
of
saleable
production
for
the
year
ended
December
31,
2025.
We
recently
announced that the Logan mine may be idled depending on
market conditions.
In addition to Met
coal, our Australian
Operations sell thermal
coal under a long-term,
legacy contract assumed
in
the
acquisition
of
Curragh
to
Stanwell
Corporation
Limited,
or
Stanwell,
a
Queensland
government-owned
entity and the operator of the Stanwell Power Station located near Rockhampton,
Queensland, which generates
approximately 10% of
Queensland’s electricity.
Curragh also sells
some thermal coal
in the export
market. Our
U.S. Operations also produce and sell some thermal coal that is recovered in the process of mining Met coal.
Location of Australian Operations
Location of U.S. Operations
We
serve
a
geographically
diverse
customer
base
across
a
range
of
global
markets.
In
2025,
the
primary
consumers of our seaborne Met coal were located in
Asian markets, Brazil and Europe.
History and Australian Public Offering
We were founded in 2011 by our then Chief Executive Officer, and current Executive Chair, Mr.
Garold Spindler,
our then President and
Chief Operating Officer, Mr. James Campbell, and a private equity fund affiliated with The
Energy & Minerals
Group, or
EMG, with
the intention
of evaluating,
acquiring and
developing
Met coal
mining
properties.
Prior to our
initial public offering,
Coronado Global Resources
Inc. was a
wholly-owned subsidiary
of Coronado
Group LLC. On October 23, 2018, we completed an initial public offering on the Australian Securities
Exchange,
or ASX, referred to herein as the Australian IPO.

Coronado Global Resources Inc. Form 10-K December 31,
2025
9
Coronado Group LLC is currently owned by funds managed by EMG, which we refer to, collectively, as the EMG
Group, and certain members of our management.
As
of
December
31,
2025,
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
10
Industry Overview
Types and Properties of Met Coal
Met coal is primarily
used in the manufacture of
coke, which is used
in the steel-making process, as
well as direct
injection into a blast furnace as
a partial replacement for coke. Approximately
0.78 ton of Met coal is required
to
produce one ton of steel.
Met coals are differentiated
by variations in the physical and
chemical properties that determine
their applicable
uses. While all Met coals are used primarily in steelmaking, not all Met coals have equal ability to be carbonized
into coke.
Coke carbonization involves heating coal to
high temperatures in the absence of
oxygen. Certain coals (i.e. Met
coals with coking
properties) soften
and form a
plastic mass that
swells and re
-solidifies into a
hard but porous
solid known
as coke.
Coke is
primarily used
as both
a fuel
and a
reducing agent
in a
blast furnace
during the
reduction of iron ore into iron, before it is converted into steel.
The key
Met coal
types
include hard
coking
coal,
or HCC,
semi-hard
coking
coal,
or SHCC,
semi-soft
coking
coal, or SSCC,
and pulverized coal
injection, or PCI.
All of these types
of Met coal
are used in steel
production
processes
and
are
typically
sub-categorized
by
their
volatile
content
as
low
volatile
content,
or
Low-Vol,
mid
volatile content or high volatile content, or High-Vol.
Importance of Met Coal
Met
coal
is
a
critical
input
used
primarily
in
the
manufacturing
process
for
steel.
Steel
is
used
in
a
variety
of
applications in everyday life, including building and infrastructure construction, transportation, energy generation and industrial manufacturing. As steel has been
an essential part of the expanding global
economy, demand
for
Met coal has historically been closely tied to steel production in the world’s growing economies, including China,
India, Japan and Europe.
Global Coal Markets
Markets
for
Met
and
thermal
coal
operate
relatively
independently
of
each
other.
However,
a
degree
of
substitution can occur
between specific thermal
coals and lower
ranked Met coals,
as lower ranked
Met coal is
less suitable for the manufacture of coke but still contains thermal heating properties. When the supply of higher
quality
Met
coals
is
constrained,
or
prices
are
extremely
high,
these
“crossover”
coals
can
be
sold
for
higher
value in Met coal markets but may retreat to thermal coal markets in times of ample Met coal supply.
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
Major consumers of seaborne Met coal
include Japan, China, India and Europe. Met
coal, and in particular HCC,
is a relatively scarce product, as large-scale mineable deposits are limited to specific geographic regions located
in the eastern U.S., western Canada, eastern Australia,
Russia, China, Mozambique and Mongolia.
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
as aluminum,
composites and
plastics. The
seaborne Met
coal market,
which generates
most of
our business,
can be
significantly
impacted
by the
availability
of indigenous
coal production,
particularly
in leading
Met coal
import countries such as
China and India, and competition
from the leading Met
coal exporting countries,
which
include Australia, the U.S., Russia, Canada and Mongolia
.

Coronado Global Resources Inc. Form 10-K December 31,
2025
11
89%
11%
FY25 Coal revenue mix -Australian
Operations
Met Thermal
Thermal Coal
The thermal
coal we
produce is
predominantly a
byproduct of
the production
of Met
coal. The
thermal coal
we
produce
is
sold,
directly
or
indirectly,
to
power
stations,
predominantly
Stanwell,
as
an
energy
source
in
the
generation
of
electricity.
Demand
for
our
thermal
coal
is
impacted
by
economic
conditions,
environmental
regulations, demand for
electricity,
the impact of energy
efficient products, and
the cost of electricity
generation
from alternative fuels. Our
thermal coal primarily competes with
alternative products or methods that
can be used
to generate electricity,
including natural gas, oil, nuclear,
hydro, wind, solar and biomass.
Segments
In accordance with
Accounting Standards Codification, or
ASC, Topic 280,
Segment Reporting
, we have
adopted
the following reporting segments:
• Australia; and
•
U.S.
While
“Other
and
Corporate”
is
not
determined
to
be
a
reporting
segment,
it
is
disclosed
for
the
purposes
of
reconciliation to our Consolidated Financial Statements.
These segments
are grouped geographically
and reflect
how we monitor
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
how
our
business
is
managed,
our
resources
are
allocated,
and
our
performance is
evaluated. The
two segments
consist of
similar operating
activities as
each segment
produces
similar products.
Overview of Operations
Australian Operations—Curragh
Curragh is
located in
Queensland’s Bowen Basin,
one of
the world’s premier
Met coal-producing regions.
Curragh
has been
operating since
1983, and
produces a
variety of
high-quality,
low-ash Met
coal products.
We believe
our HCC
product is
recognized by steelmakers
for its
low-ash content, consistency
of quality
and favorable coking
attributes.
We
believe
that
our
SHCC
and
SSCC
products
are
similarly
valued,
in
particular
for
their
low
wall
pressure, which makes
them suitable for
stamp charging
coke ovens, and
Curragh’s PCI
coal is recognized
by
steelmakers for its
low phosphorus and
sulfur content. These Met
coal products are
exported globally to
a diverse
customer base located primarily in
Asia. Curragh also produces thermal
coal, which is primarily sold
domestically
under a long-term contract with Stanwell, with a limited
amount of such thermal coal being exported.
Revenues from our Australian Operations represented
60.8% of our total revenue for the year ended December
31, 2025. See Item 2. “Properties” for more information regarding
Curragh.
Coal revenues split by Met and thermal for our Australian Operations were as follows:

Coronado Global Resources Inc. Form 10-K December 31,
2025
12
96%
4%
FY25 Coal revenue mix -U.S.
Operations
Met Thermal
For the year ended December 31, 2025, 67.0% of the total
volume of coal sold by our Australian Operations was
Met coal
and 33.0%
was
thermal coal,
the
majority
of
which was
sold to
Stanwell.
The majority
of customers
purchase multiple
grades of
products and
have purchased
Curragh coal
continuously through
all stages
of the
coal/commodity pricing
cycle. Curragh’s
Met coal
is typically
sold on
annual contracts
negotiated by
our global
marketing
team,
with
pricing
agreed
to bilaterally
or with
reference
to benchmark
indices
or spot
indices.
Our
Australian Operations
have maintained
a high
level of
contract coverage
against planned
production. In
2025,
substantially
all
of
Curragh’s
Met
coal
export
sales
were
made
under
term
contracts.
For
the
year
ended
December 31, 2025, Curragh sold 6.9 MMt of Met coal
into the seaborne coal markets.
U.S. Operations—Buchanan and Logan
Our producing
mining
properties
in the
U.S.
are
located in
the CAPP
region, specifically
in
Virginia
and
West
Virginia, which is a
highly developed and active
coal-producing region. Met coal
produced by our
U.S. Operations
is
consumed
regionally
by
North
American
steel
producers
or
exported
by
seaborne
transportation
to
steel
producers (primarily in
Asia, Europe and
South America). The U.S.
Operations also produce
small quantities of
thermal coal that
is extracted in
the process of
mining Met coal,
which is sold
to global export
markets. We believe
Met coal from
the CAPP region
is highly regarded
by many steelmakers
due to its
generally low-ash and
sulfur
content, which support efficient coke production and blast furnace operations. Our U.S. Operations offer a range of Met coal products, with significant production of HCC,
including Low-Vol,
High-Vol A (or HVA),
High-Vol B (or
HVB), and High-Vol A-B (or
HVA-B).
Sales from our U.S. Operations to export
markets are typically priced with reference
to a coal benchmark index.
When
we
sell
our
seaborne
coal
through
intermediaries
Free
on
Rail
(an
industry
standard
commercial
term
which means the buyer assumes transportation costs
and risk once the product is loaded onto rail), or FOR,
the
realized price we report on FOR sales does
not include transportation to the seaborne
port or costs to transload
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
Revenues from our U.S.
Operations, in the aggregate, represented
39.2% of our total
revenue for the year
ended
December 31, 2025. Coal revenues split by Met and thermal
for our U.S. Operations were as follows:
For the year ended December 31,
2025,
92.4% of the total volume of
coal sold by our U.S. Operations
was Met
coal and
7.6% was
thermal coal.
We sold
66.5% of
total Met
coal from
our U.S.
Operations into
the seaborne
Met coal markets for the year ended December 31, 2025.
See Item 2.
“Properties” for
more information
regarding Buchanan,
Logan and
the other
mining properties
that
comprise our U.S. Operations.

Coronado Global Resources Inc. Form 10-K December 31,
2025
13
Competitive Strengths
Large scale and long-life operating assets with substantial
resource base
We own and
operate a portfolio
of long-life assets
across Australia and
the U.S., with
an average implied
mine
life for our producing mines of approximately 22 years
based on marketable reserves as of December 31,
2025,
and 2025 total saleable production.
Importantly,
we have
100% ownership
over all
of our
operating mines,
allowing us
full control
over all
strategic
decisions. This control adds
value throughout the cycle
and allows us to
react swiftly and decisively
to changes
in global market demands.
We had reserves of
478 MMt and
a substantial resource base
of 491 MMt
(exclusive of reserves) as
of December
31, 2025.
(1)
(1)
Charts reflect reserves and resources as
at December 31, 2025 in MMt. Rounding
has been applied. Coal resources are
exclusive of coal
reserves. Australian
resources are
reported on
a 5.3%
in-situ moisture
basis. U.S.
resources are
reported on
a dry
basis. Reserve life
is
calculated as marketable reserves divided by 2025 total saleable production for Coronado’s operating assets for the year ended December
31, 2025. Refer to Item 2. “Properties.”
Diversified by geography, producing
mines, product and customer base
We operate a geographically
diversified producing asset base in Australia
and the U.S., supported by access
to
multiple
transportation
infrastructure
options,
including
key
rail
and
port
infrastructure
necessary
for
both
the
seaborne export and
domestic markets. We have access
to the key
major markets in both
the Atlantic and Pacific
basins, and our wide footprint provides flexibility to meet shifting global demand.
Our
Met
coal
production
is
diversified
across
high-quality
products.
Our
Australian
Operations
produce
HCC,
SCC, and PCI coal.
We have a dedicated global
marketing team that generates direct
sales for our coal. We
sell most of our coal to
end users, either directly or through intermediaries, such
as brokers.
Our customer base
spans across
the full spectrum
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
our customers
in multiple
countries.
This
allows the
sales team
to
leverage
its relationships
to
provide
value-
added solutions, including blends with third parties.

Coronado Global Resources Inc. Form 10-K December 31,
2025
14
71%
29%
FY2025
Export Domestic
70%
30%
FY2024
Export Domestic
72%
28%
FY2023
Export Domestic
2025 Coronado’s key coal trade flows
The below charts show our export and domestic
sales split by volume as of December 31, 2025,
2024 and 2023:
Sales volume by export and domestic coal sales

Coronado Global Resources Inc. Form 10-K December 31,
2025
15
56%
4%
40%
Australia
HCC SCC PCI
70%
30%
U.S.
Low Vol High Vol
The below charts
show Met product
ranges by volume
sold for our
Australian Operations and
our U.S. Operations
for the year ended December 31, 2025.
Sales of Met coal represented 91.6%
of our total coal revenues for the
year ended December 31, 2025. Most
of
the Met coal that we produce is sold, directly or indirectly, to steel producers.
Sales of thermal coal represented 8.4% of our total coal revenues for the year ended December 31, 2025.
Optimization of
our existing
assets and
continued investment
in accretive
organic growth
projects are
our key strategic focus areas
We have completed significant organic growth projects
at both Buchanan and Curragh.
At Curragh, the Mammoth mine
commenced its first coal production in
December 2024. The mine utilizes
a bord-
and-pillar mining
method that
leverages Curragh’s
existing infrastructure
and required
low capital
expenditures
for startup. At Mammoth,
all three continuous
miners are fully operational,
and as of December
31, 2025, it had
three production panels in operation, each of which was continuing to ramp up. Full production is expected to be achieved in 2026 and expected to provide approximately
1.5 MMt to 2.0 MMt per annum of saleable
production.
Mammoth is targeting coal volumes that can be accessed at a relatively low cost which is below the cost of open
cut production, which is expected to deliver cost reductions for the entire Curragh operation on a per Mt basis as production increases.
Integration with
existing on-site
processing, logistics,
and control
systems is
expected to
further support operational efficiencies and enhance
the reliability of Curragh’s overall production.
At Buchanan,
a capital
expansion
project
designed
to
alleviate
operational
bottlenecks
and boost
productivity
was successfully
completed in
2025. Key
elements included
the construction
of new
access roads
and bridge
extensions,
a
new
surface
raw
coal
storage
area
to
increase
on-site
capacity
and
enable
sustained
higher
production rates, and the installation of a second set of skips to enhance hoisting capacity to the surface. These
upgrades
are
expected
to
allow
Buchanan
to
operate
at
elevated
throughput
levels,
contributing
to
improved
productivity and long-term performance.
These
completed
projects
underscore
our
commitment
to
disciplined,
low-capital-intensity
organic
growth,
positioning the Company for enhanced volumes, cost efficiencies, and margin improvement.
Competition
We operate in a highly
competitive environment and we compete with
domestic and international coal producers,
traders and brokers.
We compete based on coal quality and
characteristics, price, customer service and support
and
reliability
of
supply.
Demand
for
Met
coal
and
the
prices
that
we
are
able
to
obtain
for
our
Met
coal
are
determined
predominantly
by
global
markets,
which
are
affected
by
numerous
factors
beyond
our
control,
including but not limited to:
•
general global, regional and local economic activity;
•
changes in demand for steel and energy;
•
tariffs imposed by countries, including the U.S. and Australia, on the import of certain steel products and any retaliatory tariffs by other countries;

Coronado Global Resources Inc. Form 10-K December 31,
2025
16
•
industrial production levels;
•
short-term constraints, including adverse weather conditions;
•
changes in the supply of seaborne coal;
•
technological changes;
•
changes in international freight or other transportation infrastructure rates and costs;
•
the costs of other commodities and substitutes for coal;
•
market changes in coal quality requirements;
•
government regulations which restrict, or increase the
cost of, using coal; and
•
tax impositions on the resources industry.
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
other coal
producing countries. See
Item 1A. “Risk
Factors—We face increasing
competition, which
could adversely affect profitability.”
Information Regarding Major Customers
We are well-positioned
in key Asian markets
(Japan, South Korea and
India) as sales to
direct end users in
the
region
represented
50.0%
of
our
total
revenue,
including
Tata
Steel
Limited
and
TS
Global
Procurement
Company Pte Ltd, collectively Tata
Steel,
which accounted for 18.2% of total revenue in 2025.

Coronado Global Resources Inc. Form 10-K December 31,
2025
17
6%
23%
8%
18%
17%
12%
10%
6%
FY2025 Coal Revenues by destination (direct sales)
Other Asia countries
Japan
South Korea
India
North America
South America
Europe
Australia
0%
20%
40%
60%
80%
Tata Top 5 Top 10
Top Customers by coal revenues
FY 24
FY 25
The charts
below show
our direct
sales by
geographic region
in 2025
and our
sales by
customers in
2024 and
2025.
Tata
Steel
Our U.S. Operations and Australian
Operations are parties to
Long Term
Coal Sale and Purchase Agreements,
or
Long
Term
Agreements,
with
Tata
Steel
with
contract
terms
ending
March
31,
2028.
These
Long
Term
Agreements provide for the sale of a minimum aggregate total of 2.5 MMt of coal per contract year, consisting of certain specific quantities of HCC and PCI. The coal is
sold FOB priced with reference to benchmark indices and
the
agreements
contain
industry
standard
terms
and
conditions
with
respect
to
delivery,
transportation,
inspection, assignment, taxes and performance failure.
Stanwell
Coronado
Curragh
Pty
Ltd,
or
CCPL,
a
subsidiary
of
the
Company,
is
party
to
the
Amended
Coal
Supply
Agreement, or
the ACSA,
with Stanwell
that we
inherited upon
our acquisition
of the
complex in
2018. We
are
also party
to the
New Coal
Supply Deed,
or the
Supply Deed,
which was
entered into
in consideration
for the
mining rights at Curragh North.
Under the
ACSA, we
deliver
thermal coal
from Curragh
to Stanwell
at an
agreed
price and
quantity.
Stanwell
may vary the quantity of thermal coal purchased each year so the total quantity to be delivered to Stanwell each
year cannot be precisely forecast.
The coal that we
supply to Stanwell constitutes the majority
of the thermal coal
production from Curragh. Our cost of supplying coal to Stanwell has been greater than the contracted price paid
by Stanwell during the year ended December 31, 2025 and
for prior years.
Under the
ACSA, we
shared
part of
the revenue
earned from
export coal
sales from
particular tenements
(as
described below)
with Stanwell
through various
rebates. Pursuant
to the
terms of
the Second
Amendment,
as
described below, these rebates
were waived from January 1, 2026.
The total Stanwell
rebate for the
year ended
December 31,
2025, was $100.5
million and has
been included in
the
Consolidated
Statements
of
Operations
and
Comprehensive
Income
included
elsewhere
in
this
Annual
Report on Form 10-K.

Coronado Global Resources Inc. Form 10-K December 31,
2025
18
The Supply
Deed grants
us the
right to
mine the
coal reserves
in the
Stanwell Reserved
Area, or
the SRA.
In
exchange, we
entered into
the New
Coal Supply
Agreement, or
the NCSA
,
with Stanwell,
that will
commence
upon the expiration of the ACSA (which
is expected to occur in the first half of
2027 based on estimated volume
remaining to be
delivered).
Under the NCSA,
Coronado will supply
thermal coal to
Stanwell at a
fixed contract
price that varies in accordance with agreed formulae, inclusive of all statutory charges and royalties in respect of coal sold and delivered under the NCSA. The supply term, the contract tonnage and the contract price under the
NCSA are subject to adjustment in accordance with a financial model agreed between Stanwell and us.
In summary,
we agreed that the
total value of the discount
received by Stanwell on
coal supplied to it under
the
NCSA should (by
the expiration of
the NCSA) be
equal to the
net present value
of $155.2 million
(A$210.0 million)
as at
the date
of the
Supply Deed,
using a
contractual pre-tax
discount rate
of 13%
per annum.
The carrying
amount of the deferred consideration was $346.8 million as
of December 31, 2025.
As part of
the NCSA,
Coronado and
Stanwell entered
into an Option
Coal Supply
Agreement, or the
OCSA,
in
respect of the
supply of certain
additional coal
to Stanwell during
the term of
the NCSA. Thermal
coal supplied
to Stanwell under the OCSA will be at the higher of cost
or market value at the time of sale.
On June 10, 2025, we entered into a Deed of Amendment with Stanwell, or the First Amendment, and amended
the NCSA
whereby Stanwell
provided approximately
$150.0 million
of near-term
liquidity to
us in
exchange for
the supply of additional tonnage of thermal coal under
the NCSA.
The First Amendment included a $75.0 million (A$116.1 million) prepayment on completion, and a rebate waiver and deferral
from April
2025 to
December 2025
of $67.2
million (A$103.1
million),
both of
which will
be settled
through reduction
of the
gross proceeds
to be
received on
the physical
delivery of
up to
0.8 MMtpa
of thermal
coal to
Stanwell, during
the first
five years
of the
term of
the NCSA,
or until
such time
as the
obligation is
fully
settled. This contract liability bears interest of 13% per annum.
On November 27, 2025, we completed
a refinancing of our existing senior
secured asset-based revolving credit
agreement through
a new
facility with
an aggregate
principal amount
up to
$265.0 million
(A$406.6 million),
or
the ABL Facility, with Stanwell, which was fully drawn on completion. Availability under the ABL Facility is limited to
an
eligible
borrowing
base,
which
is
determined
by
applying
customary
advance
rates
to
eligible
accounts
receivable
and
inventory.
Refer
to
Item 8.
“Financial
Statements
and
Supplementary
Data—Note
15.
Interest
Bearing Liabilities”
for further information.
Additionally, on November 27, 2025, we
and Stanwell entered into
the Deed of
Amendment (No. 2) with
Stanwell,
or the Second Amendment, that, among other matters, amended the terms of the existing ACSA and the NCSA, by providing for:
•
a waiver
of rebate
amounts that
would have
otherwise been
payable by
us from
January 1,
2026 until
the final delivery date under the ACSA, which date is expected to occur in the first half of 2027;
•
the deferral of our obligations to deliver certain values of coal to Stanwell for prepaid amounts under the
First Amendment
and
amounts to
which
Stanwell is
otherwise
entitled
in relation
to the
SRA deferred
consideration,
or the Deferred Amounts;
•
prepayments
by
Stanwell
to
us
in
relation
to
its
future
annual
nominated
contract
tonnage
under
the
ACSA
and
the
NCSA
equal
the
difference
between
the
current
contracted
prices
under
these
arrangements and an
agreed fixed price
(roughly equivalent to
market prices at
the time of
the Second
Amendment), or the ACSA Prepayments and the NCSA Prepayments. Stanwell’s obligation to make the
ACSA Prepayments and the
NCSA Prepayments are
subject to certain liquidity
tests. More specifically,
Stanwell (i) will
advance all of
the relevant prepayment when
our monthly liquidity
is below $200.0
million,
(ii)
will
advance
only
half
of
the
relevant
prepayment
in
months
when
our
liquidity
is
between
$200.0
million and $250.0 million, and (iii) will not be obligated to make prepayments when our monthly liquidity
is above $250.0 million; and
•
an extension
of the
NCSA term
from 2037
to 2043
and an
option for
Stanwell to
make broader
annual
nominations ranging from 1.2 MMt to 2.24 MMt per year
under the NCSA.
The value
of the
ACSA Prepayments,
the NCSA
Prepayments and
the Deferred
Amounts, or
the Prepayment
and Deferred Payment
Balance, will be settled
through delivery of coal
to Stanwell in months
when our liquidity
exceeds $300.0 million. The Prepayment and Deferred Payment Balance bears interest at 7.5%
per annum, and
the total
balance (including accrued
interest) will
be capped
at 1.2
times of
the Prepayment
and Deferred
Payment
Balance until the final delivery date pursuant to the NCSA.

Coronado Global Resources Inc. Form 10-K December 31,
2025
19
The
Second
Amendment
also
includes
restrictions
on
our
ability
to
pay
distributions
to
shareholders
(e.g.,
a
dividend), such
that we
are required
to
maintain a
minimum cash
liquidity
of $300.0
million
following:
(i) such
distribution; (ii)
any required
repurchases
of 9.250%
Senior Secures
Notes due
2029, or
Notes, in
connection
with such
distribution,
and (iii)
the payment
to Stanwell
of an
equal or
greater amount
(up to
a maximum
of 3
times) than the distribution being used to reduce the Prepayment and Deferred Payment Balance.
The minimum
cash liquidity
for the
purposes of
paying shareholder
distributions will
increase to
$400.0 million
when the ABL Facility has been repaid in full and the Prepayment and Deferred Payment Balance is nil.
The Prepayment
and Deferred
Payment Balance
may become repayable
to Stanwell if
there is an
unremedied
default
under
the
ACSA
and
NCSA.
Additionally,
the
rebate
amounts
waived
from
the
date
of
the
Second
Amendment to
the end
of the
ACSA are
repayable
if there
is a
change of
control of
the Company
that occurs
within two years of the date of the Second Amendment.
For
further
information
refer
to
Item 8.
“Financial
Statements
and
Supplementary
Data—Note
14.
Contract Obligations.”
See Item 1A. “Risk Factors—Risks related to our coal supply
agreements with Stanwell may adversely affect our
financial condition and results of operations.”
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
Australian Operations
Our Australian
Operations
typically sell
export coal
FOB, with
the customer
paying for
transportation
from the
outbound shipping port.
The majority of
Curragh’s export
Met coal is railed
approximately 300 kilometers
to the
Port of
Gladstone for export
via two main
port terminals, RG
Tanna Coal Terminal,
or RGTCT, and Wiggins Island
Coal Export Terminal,
or WICET.
Curragh also has capacity available
to stockpile coal at the Port
of Gladstone.
For
sales
of
thermal
coal
to
Stanwell,
Stanwell
is
responsible
for
the
transport
of
coal
to
the
Stanwell
Power
Station.

Coronado Global Resources Inc. Form 10-K December 31,
2025
20
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
coal
handling
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
if
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
Take
-or-Pay Agreement
for the
following
12-month
period. If
we are
in default
under the
WICET
Take
-or-Pay

Coronado Global Resources Inc. Form 10-K December 31,
2025
21
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
Rail Services
Our U.S. Operations are served
by Norfolk Southern Corporation, or
Norfolk Southern, and CSX Transportation
Inc., or CSX Transportation, railroads.
The Norfolk
Southern railroad
transports Buchanan’s
coal to
Lamberts Point
Coal Terminal
Pier 6
and to
CNX
Marine Terminal
for export customers
and to our domestic
customers either directly
or indirectly via
inland river
dock facilities where the coal is transloaded on to barges
and then transported to the customer’s facilities.
The CSX Transportation railroad serves our Logan mine
and transports coal to the
Pier IX Terminal, CNX Marine
Terminal
or Dominion Terminal
Associates (DTA)
for export customers and either directly to the customers
or to
inland river dock facilities for domestic customers.
Port Services
Norfolk
Southern’s
Lamberts
Point
Coal
Terminal
Pier
6
is
the
largest
coal
loading
facility
in
the
Northern
Hemisphere, with 48 million tons of annual export capacity,
and is the main terminal at Lamberts Point located in
Norfolk, Virginia. Pier IX is
a coal export terminal with an annual
export capacity of 16 million tons located
in the
Port of Hampton Roads in Newport News, Virginia.
Our
U.S. Operations
also
have alternate
port
access
through
CNX
Marine Terminal
,
which
is a
transshipping
terminal at the Port of Baltimore owned by Core Natural
Resources Inc.
Suppliers
The principal
goods we
purchase
in support
of our
mining activities
are mining
equipment, replacement
parts,
diesel fuel, natural gas,
ammonium nitrate and emulsion-based
explosives, off-road tires,
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
22
Environmental Sustainability
Overview
Met coal is an essential
ingredient in the production
of steel, which is a
crucial material underpinning social
and
economic
growth
globally.
Steel’s
strength
and
durability
make
it
critical
in
the
construction
of
major
projects
(including renewable
energy infrastructure),
transportation technology,
electrical equipment,
electrical vehicles,
and everyday household goods.
We
continue
to
integrate
sustainability
considerations
into
our
business
strategy,
risk
management,
and
operational processes and planning
with a focus
on safety, environmental management, community engagement
and
responsible
corporate
governance.
As
a
business,
our
fundamental
purpose
is
to
maximize
long-term
shareholder value through
providing distributions
and increasing shareholder
value from
producing, selling
and
investing in Met coal.
We
acknowledge
the
emissions-intensive
cumulative
impacts
of
mining,
transportation
and
use
of
Met
coal.
However, as a critical player in the world’s transition to renewable energy in the future, we believe Coronado has
an important role in operating sustainably and responsibly.
We
are
focused
on
extracting
high-quality
Met
coal
with
commitment
to
safe
and
sustainable
practices.
Coal
mining
is
one
of
the
most
environmentally
regulated
industries
in
the
world,
and
it
is
vital
that
we
strive
to
consistently meet or exceed relevant regulatory standards.
We are subject to various environmental laws, regulations and public policies in Australia and the U.S.
Managing
our environment and climate
change risks is a
key component of our
corporate strategy and
it is integrated into
our daily operations.
Climate-Related Risks and Opportunities
In our 2024
Group Sustainability Report,
we updated our
climate-related scenario. The
analysis considered short-
, medium-
and long-term physical and transition risks and opportunities, including:
• Physical risks
: increased
frequency and
severity of
extreme rainfall,
storms, flooding,
heat events,
and
drought
across
both
our
Australian
Operations
and
U.S.
Operations,
with
potential
impacts
on
infrastructure, production continuity,
logistics and workforce safety.
•
Transition
risks
:
changes
in
market
demand,
regulatory
changes
(including
carbon-pricing
programs),
stakeholder expectations,
insurance and
financing availability
and emerging
low-emission steelmaking
technologies.
• Opportunities
: lag
in investment
in non-fossil
fuel steel
manufacturing,
potential increased
demand for
higher-quality Met coal and technology-driven efficiencies
.
Climate-related risks
deemed to
have potential
to prevent
Coronado from
achieving its
strategic objectives
are
incorporated into our
risk register,
overseen by the
Audit, Governance and
Risk Committee and
Health, Safety,
Environment and Community Committee.
Decarbonization and Emissions Management
While our operations
are recognized as
vital contributors to
the communities and
economies in which
we operate,
we
acknowledge
that
our
mining
activities
create
GHG
emissions.
The
steel
industry
has
made
significant
reductions in GHG emissions by improving energy efficiency
and utilizing new technology.
Coronado has been tracking and
disclosing GHG emissions, GHG emissions
intensity and energy consumption
to quantify our climate footprint since 2018.
Coronado’s operational emissions profile is predominantly
Scope 1 emissions. Within these Scope 1 emissions,
the major source is fugitive emissions, which is the inherent gas released as a function of mining coal and diesel consumption.
We continue to develop
our group-wide decarbonization roadmap, which prioritizes
fugitive emissions abatement
initiatives, diesel consumption reduction initiatives and
renewable energy procurement options.
At
our
Australian
Operations,
we
have
developed
an
initial
decarbonization
strategy
encompassing
both
our
surface
and
underground
operations
providing
diversification
in
emission
reduction
initiatives,
enhancing

Coronado Global Resources Inc. Form 10-K December 31,
2025
23
resilience and adaptability in
meeting our goals and
regulatory requirements. Additionally,
we have entered into
a Power Purchase Agreement, or PPA, linking 50% of Curragh’s forecasted electricity supply to a windfarm. This
PPA is set to commence
in 2026.
At our U.S. Operation
s, our focus
continues on development
and optimization of
the Ventilated
Air Methane, or
VAM,
Regenerative Thermal
Oxidizer,
or RTO,
units at
Buchanan with
the two
units in
operation continuing
to
successfully destroy methane.
Capital Management and Cabon Pricing
Climate-related risks
and opportunities form
part of our
capital allocation and
investment evaluation
processes.
Proposed capital projects
undergo a
structured review and
approval process that
includes assessment of
climate-
related risks such as the financial impact of applicable carbon-pricing mechanisms.
Carbon-pricing assumptions
are incorporated into financial
planning and operational modeling based on
region-specific regulatory and market
data.
Regulatory Impact
Increased public concern may result in
additional regulatory risks as new laws and
regulations aimed at reducing
GHG emissions come into effect in the jurisdictions in which we operate. Any legislation that limits or taxes GHG emissions could adversely impact our growth, increase
our operating costs, or reduce demand for our coal.
Our Australian Operations are
subject to the Australian National
Greenhouse and Energy Reporting,
Safeguard
Mechanism, Rule 2015,
which sets
emissions baselines
for large facilities.
In early 2025,
we received approval
to enter a five-year, multi-year monitoring period, or MYMP.
The MYMP provides flexibility to implement planned
gas pre-drainage initiatives and progress toward emissions-reduction objectives.
Additionally, federal,
state and international GHG and climate
change initiatives, associated regulations or
other
voluntary
commitments
to
reduce
GHG
emissions,
including
the
Safeguard
Mechanism
in
Australia,
could
significantly
increase
the
cost
of
coal
production
and
consumption,
increase
costs
as
a
result
of
regulations
requiring the
installation of
emissions control
technologies, increase
expenses associated
with the
purchase of
emissions reduction carbon credits to comply
with future emissions trading programs, or
significantly reduce coal
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
U.S., we operate
in regional locations
with highly competitive
labor markets. In
each location,
we
are
creating
a
high-performing
workforce
with
a
talent
pipeline
for
future
leaders,
including
succession
planning for critical
roles. To
achieve this,
we continue
to create a
culture that welcomes
and values
all people
and
where
our
core
values
of
collaboration,
accountability,
respect
and
excellence
are
demonstrated
in
everything that we do.
Worldwide,
we had 1,799
employees as of
December 31, 2025. In
addition, as of
December 31, 2025, there
were
1,859 contractors supplementing the permanent workforce, primarily at
Curragh. Since we operate in areas with
highly competitive labor markets, it is essential that we
have a continued focus on attracting the
best people, and
ensuring we have programs in place to engage, develop
and retain them within our business.
We continue to support
initiatives to enhance our
culture, increase our
ability to attract and
retain the workforce
we
need,
and
build
safe,
high-performing
teams.
Feedback,
gathered
from
employees
and
key
stakeholders
through surveys, focus groups and communication forums, is used to identify gaps between current and desired
cultural states so that relevant and appropriate cultural
programs can be developed and implemented.
As of
December 31,
2025, approximately
10.7% of
our total
employees, all
at our
Australian Operations,
were
covered
by
a
single,
federally-certified
collective
Enterprise
Agreement
for
specified
groups
of
mining
and
maintenance employees. Our U.S. Operations employ
a 100% non-union labor force.

Coronado Global Resources Inc. Form 10-K December 31,
2025
24
Safety
On December 18, 2025, an employee
was fatally injured and operations at our
Logan mine in West Virginia were
temporarily suspended to allow the necessary investigations
to be carried out. On January 2, 2026, following
an
incident at the Mammoth Underground Mine in
which the employee of a
contractor was fatally injured, operations
at the two open cut mines at
Curragh (Curragh North and Curragh South) were idled for
24 hours and operations
at the Mammoth Underground Mine at Curragh were suspended.
While the contracted
operator of
the mine,
Mammoth Underground
Mine Management
Pty Ltd,
is continuing
to
work with Resources Safety
and Health Queensland, or
RSHQ, on its investigation
into the incident, operations
were permitted to recommence on February
18, 2026.
Full production from the mine is expected
to be restored
within the first quarter of 2026 in accordance with all requirements of RSHQ.
We
consider
the
safety
of
our employees
and
contractors
to be
an
absolute
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
safety-first mindset,
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
As of December
31, 2025, the
12-month rolling average
Total
Reportable Injury Frequency
Rate, or TRIFR,
for
our Australian Operations
was 3.62, and the
12-month rolling average Total
Reportable Incident Rate,
or TRIR,
for our U.S. Operations was 2.30. We
strive to ensure that we continue to
provide a safe operating environment
for all employees and contractors.
Workforce Composition
Our
values
(CARE
–
Collaboration,
Accountability,
Respect,
Excellence)
guide
our
policies,
processes
and
actions as they
relate to
all workforce
interactions and
people related
initiatives. As
part of these
values and
to
enable our
people to
excel within
the workplace,
we are
building an
inclusive workforce,
where each
person’s
viewpoint is heard, valued and respected.
We
invest
in
training
and
development
for
both
our
new
and
long-serving
employees,
including
graduate
programs and traineeships. Our
internal leadership development initiatives
are intended to enhance succession
planning and the transfer of skills and knowledge across
our business.
Attracting and Retaining Talent
Attracting and retaining the best
people is crucial to our
growth and success. Talent
is a valuable resource, and
we actively seek
individuals who are
not only highly skilled
but also align
with our core
values and goals.
Since
we
operate
in
regional
areas
where
the
market
for
talent
is
highly
competitive,
we
recognize
the
need
for
additional efforts
to retain
our employees.
We continue
to enhance
our remuneration,
cash benefits
and other
non-tangible benefits to ensure team members are appropriately recognized and rewarded.
In
2025,
our
total
rolling
turnover
rate
was
16.5%
and
33.4%
in
Australia
and
the
U.S.,
respectively,
and
our
voluntary departure rolling
turnover rate was
14.0% and 13.4%
in Australia and
the U.S., respectively
.
In 2024,
our total
rolling
turnover rate
was 27.7%
and 17.5%
in Australia
and the
U.S.,
respectively,
and
our voluntary
departure rolling turnover rate was 18.1% and 13.2%,
in Australia and the U.S., respectively.

Coronado Global Resources Inc. Form 10-K December 31,
2025
25
Regulatory Matters—Australia
Our Australian Operations
are regulated by the
laws and regulations
of the Commonwealth
of Australia, or
Cth,
the State
of Queensland,
or Qld,
and local
jurisdictions. Most
environmental laws
are promulgated
at the
state
level, but the Australian federal government has a
role in approval of actions which have national
environmental
significance.
In
Queensland,
the
environmental
laws
relevant
to
coal
mining
include
legislation
relating
to
development, pollution,
waste, ecosystem
protection,
cultural heritage
and native
title, land
contamination and
rehabilitation. In addition, the Australian federal government regulates foreign investment and export approvals.
Tenements
We control the
coal mining
rights at Curragh
under 14 coal
and infrastructure
mining leases, or
MLs, and three
mineral
development
licenses,
or
MDLs,
granted
pursuant
to
the
Mineral
Resources
Act
1989
(Qld),
or
collectively, the Tenements
.
See Item 2. “Properties” for more information regarding the
Tenements.
Mineral Resources Act 1989 (Qld)
The
Mineral
Resources
Act
1989
(Qld),
or
the
MRA,
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
permits
the
extraction
of
minerals
in
conjunction
with
other
required
authorities.
The
MRA
imposes
general
conditions on an ML.
The MRA
provides that
regulations may
prescribe the
royalties payable
in respect
of minerals mined
from land
to
the
Crown.
Royalty
rates
are
prescribed
under
the
Mineral
Resources
Regulation
2013
(Qld),
or
the
MR
Regulation. In relation to coal, the MR Regulation prescribes a progressive six-tier royalty rate structure, with the applicable royalty
rate determined
based on
the average
price per
Mt of
coal sold,
disposed of,
or used
in the
return period.
The tiers
applicable in
calculating
the royalty
payable for
our Australian
Operations
that have
been applicable
since July 1, 2022 are as set out below,
in each case based on the average coal price per Mt sold
:
•
7% up to and including A$100 per Mt;
•
12.5% above A$100,
up to and including A$150 per Mt;
•
15% above A$150, up to and including A$175 per Mt;
•
20% above A$175, up to and including A$225 per Mt;
•
30% above A$225, up to and including A$300 per Mt;
and
•
40% above A$300 per Mt.
The royalty
payable
for
coal sold,
disposed
of or
used
in
a return
period
is then
calculated
by multiplying
the
royalty rate
by the
value of
the coal.
Queensland Revenue
Office
Public Ruling
MRA001.4 contains
details on
the
costs
that
can
(and
cannot)
be
deducted
when
calculating
the
applicable
royalty
and
the
method
for
determining the value of the coal. In October 2024, the MRA
was amended to introduce a coal royalty rate floor,
by providing that a regulation may not prescribe coal royalty rates that are lower than those prescribed from time to time, meaning
that royalty
tiers can only
be reduced by
the operation of
legislation.
See Item 2. “Properties”
for a discussion of the royalties currently applicable to
Curragh.
Environmental Protection Act 1994 (Qld)
The
primary
legislation
regulating
environmental
management
of
mining
activities
in
Queensland
is
the
Environmental
Protection
Act 1994
(Qld),
or
the
EP
Act. Its
objective
is to
protect
Queensland’s
environment
while allowing
for development
that improves
the total
quality of
life, both
now and
in the
future, in
a way
that
maintains ecologically sustainable
development. Under the EP
Act, it is an offense
to carry out a
mining activity
unless the
person holds
or is acting
under an
Environmental Authority,
or EA,
for the
activity.
The EA
imposes
conditions on each project,
and it is
an offense to
contravene a condition of
an EA. In
addition to the
requirements
found in the conditions of an
EA, each holder of an
EA, or EA Holder,
must also meet its general environmental

Coronado Global Resources Inc. Form 10-K December 31,
2025
26
duties (including its duty to notify of environmental harm) and otherwise comply with the provisions of the EP Act and the regulations promulgated thereunder.
For example, the following are offenses
under the EP Act:
•
causing serious or material environmental harm;
•
causing an environmental nuisance;
•
depositing prescribed water contaminants in waters and related matters; and
•
placing contaminants where environmental harm or nuisance
may be caused.
Each
EA
Holder
must
also
be
a
registered
suitable
operator
under
the
EP
Act.
We
are
a
registered
suitable
operator (RSO Number 293585).
We
hold
EA
EPML00643713,
which
authorizes
the
open
cut
and
underground
mining
of
black
coal,
mineral
processing,
chemical
storage,
waste
disposal
and
sewage
treatment
over
the
14
MLs
at
Curragh
subject
to
compliance with
certain conditions.
Those conditions
include requirements
in relation
to
air and
water
quality,
regulated structures (e.g., dams), noise and vibration, waste, land use, rehabilitation, watercourse diversion and
GHG emission-reduction programs.
We also hold EA EPVX00635313 which covers
MDL 162.
Mining Rehabilitation (Reclamation)
Mine closure and rehabilitation risks and costs are regulated by Queensland state legislation.
Amongst other
things, an
EA Holder
must provide
the Queensland
State Government
with financial
assurance
that may be drawn upon if an EA Holder defaults on its
obligations to rehabilitate a mine site.
The Mineral
and Energy
Resources (Financial
Provisioning)
Act 2018
(Qld), or
the Financial
Provisioning
Act,
establishes
a
financial
provisioning
scheme,
or
the
Scheme,
from
which
the
Department
of
the
Environment,
Tourism,
Science
and
Innovation,
or
the
DETSI,
sources
funds
to
rehabilitate
and
remediate
land
subject
to
mining.
Under the Financial Provisioning Act, all mine operators are required to submit information to the DETSI in order to allow
the DETSI
to calculate
an Estimated
Rehabilitation Cost,
or ERC,
for each
EA associated
with a
mine
site.
The
DETSI
provides
the
ERC
to
the
manager
of
the
Scheme,
or
the
Scheme
Manager.
The
Scheme
Manager undertakes
a risk
assessment of
each EA,
which is
based upon
independent advice
from a
Scheme
risk advisor. EAs with
at least $100,000
in ERCs undergo
an annual risk
category allocation assessment process.
The
assessment
process
determines
whether
the
EA
Holder
will
be
required
to
make
a
contribution
to
the
Scheme’s Financial
Provisioning Fund
and/or provide surety
to the Scheme
Manager for that
EA. Among other
things, the assessment is based on the mine operator’s financial soundness and credit rating, the characteristics
of
the
mining
operation
(e.g., life
of
mine,
or
LOM,
and
off-take
agreements),
the
mine’s
rehabilitation
and
environmental compliance history and the submission made
by the EA Holder.
Prior to October 1, 2025, the applicable risk categories
were high, moderate, low and very low.
From October 1,
2025, an additional
“moderate-high” risk category was added.
If the ERC
and risk categories are
set at moderate-
high, moderate, low or very low for
a mine, then the EA Holder
must pay an annual contribution based on
a small
percentage of
the ERC
to the
Scheme. The
prescribed percentages
for each
category are:
(1) very
low: 0.5%;
(2) low: 1.0%; (3)
moderate: 2.25%; and
(4) moderate-high: 6.5%.
If the category
is assessed as
high, then the
EA Holder must provide a surety for the whole ERC amount, and possibly a contribution to the Scheme. The risk
assessment of each
mine and, therefore,
the amount of
the contribution to
the fund is
assessed and paid
annually
in perpetuity, or until
a clearance certificate is obtained.
Two of
our EAs which
relate to Curragh,
namely EA number
EPML00643713 and EA
number EPVX00635313,
are covered by the Scheme.
On
October
23,
2025,
the
Scheme
Manager
issued
an
indicative
Annual
Review
Allocation
of
“High”
for
EA
number EPML00643713. As permitted under the Financial Provisioning Act, we made formal submissions to the
Scheme Manager requesting a
review of this indicative rating.
Following consideration of the
Company’s formal
submission, the Scheme
Manager applied discretion
as permitted under
the Financial
Provisioning Act to
grant
transitional relief allowing the
application of the “Moderate
-High” risk category.
This risk category
will apply until
the next Annual Review Allocation for the Curragh mine complex, which is expected to occur in November 2026.
Under the
transitional “Moderate–High”
risk category,
the Company
is required
to make
an annual
contribution
to the Scheme equivalent to 6.5% of Curragh’s ERC, rather than provide financial assurance in the form of bank
guarantees, insurance bonds or cash collateral equal to
100% of Curragh’s ERC.

Coronado Global Resources Inc. Form 10-K December 31,
2025
27
In January
2026, the
Scheme Manager
completed an
assessment of
the Annual
Review Allocation
for EA
Number
EPVX00635313
and
issued
an
Annual
Review
Allocation
of
High
in
respect
of
MDL162, requiring
Curragh
to
maintain its historical financial assurance of $0.1 million in respect of 100% of the ERC for that EA.
The Financial
Provisioning Act
also requires
that a
Progressive Rehabilitation
and Closure
Plan, or
PRCP,
be
prepared in
connection with
an EA
application for
mined land.
If approved
by the
DETSI, a
stand-alone PRCP
schedule
is
provided
to
the
applicant
together
with
the
EA.
The
PRCP
schedule
contains
milestones
with
completion
dates
for
achieving
progressive
rehabilitation
of
the
applicable
mine
site.
Curragh’s
PRCP
was
submitted to the DETSI on October 20, 2022, and was
approved on December 4, 2025.
There
can
be
no
assurance
that
our
risk
category
allocation
will
not
change
or
increase
in
future
years.
Our
financial obligations under
the Financial Provisioning
Act may change
due to a
number of factors,
including but
not limited to:
•
changes that increase ERC amounts or are the result of
disturbances;
•
major Environmental Authority,
or EA, amendments;
•
compliance with existing EA obligations; and
•
major changes to our financial soundness.
Aboriginal Cultural Heritage Act 2003 (Qld)
The Aboriginal Cultural Heritage Act 2003 (Qld) imposes a duty of care on all persons to take all reasonable and practicable
measures
to
ensure
that
any
activity
conducted
does
not
harm
Aboriginal
cultural
heritage.
Its
objective is to provide effective recognition, protection
and conservation of Aboriginal cultural heritage.
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
Native Title Act 1993 (Cth)
The Native Title Act
1993 (Cth), or NTA,
sets out procedures under which
native title claims may be lodged
and
determined and compensation claimed for
the extinguishment or impairment of
the native title rights or interests
of Aboriginal peoples. Its objective is to
provide for the recognition and protection of native
title, to establish ways
in which future dealings affecting native title
may proceed and to set standards for those dealings, to
establish a
mechanism
for determining
claims to
native
title
and to
provide for,
or permit,
the
validation of
past
acts,
and
intermediate period acts, invalidated because of the existence of native title.
With respect to
MLs and
MDLs granted under
the MRA on
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
2025
28
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
On
November 2,
2016,
the
Commonwealth
Minister
for
the
Department
of
the
Environment
and
Energy
administering the
EPBC Act
approved the
extension of
the existing Curragh
mining area to
include mining
four
additional Tenements
—ML 700006,
ML 700007,
ML 700008
and ML 700009
(EPBC Act
referral 2015/7508)—
as
a
“controlled
action,”
on
certain
conditions.
The
conditions
include
requirements
in
relation
to
offsets
and
groundwater.
In
late
2025
significant
amendments
were
made
to
the
EPBC
Act.
These
amendments
do
not
have
any
ramifications for the Company’s existing approvals
but may impact future projects.
Coal Mining Safety Legislation
The primary health and
safety legislation that applies
to Curragh is the
Coal Mining Safety and
Health Act 1999
(Qld) with the subordinate Coal Mining
Safety and Health Regulation 2001 (Qld),
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
health,
and the safety
and health of
others, is
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
of
the
open
cut
mines
at
Curragh
North
Mine
and
Curragh
South
Mine,
we
have
in
place
a
comprehensive safety and
health management system,
which includes an
emergency response team,
to address
these legislative requirements. In accordance
with the Coal Mining Safety Legislation,
we have also established
an
occupational
hygiene
baseline
for
dust
exposure
at
Curragh.
The
Company
has
engaged
Mammoth
Underground Mine Management Pty Ltd as the operator
of the Company’s underground mine at
Mammoth.

Coronado Global Resources Inc. Form 10-K December 31,
2025
29
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
GHG
emissions
and/or
energy
consumption
meets
certain
thresholds
to
register
and
report
GHG
emissions
and
abatement
actions,
as
well
as
energy
production
and
consumption as part of a
single, national reporting system. The Clean
Energy Regulator administers the National
Greenhouse
and
Energy
Reporting
Act
2007
(Cth),
and
the
Department
of
Climate
Change,
Energy,
the
Environment and Water is responsible
for related policy developments and review.
The Australian Government’s
Safeguard Mechanism is
a legislative
framework intended to
incentivize predictable
and
gradual
emissions
reductions
through
declining
emissions
limits
called
baselines.
The
trajectory
of
the
baselines is consistent with achieving the Government’s emissions reduction target of 43% below 2005 levels by
2030 and net zero by 2050. In September 2025, a new
2035 national emissions reduction target of 62-70%
was
adopted by
the
Australian
Government. The
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
In
early
2025,
we
entered
into
a
five-year
MYMP.
The
MYMP
allows
the
Company,
given
the
challenges
for
abatement
within
the
industry,
to
adapt
to
changes
in
the
mine
plan
ensuring
continued
progress
toward
emissions reduction, while optimizing operational efficiency.
At the end
of the MYMP,
Curragh will
be required to
take action
to keep
its net
Scope 1
emissions at
or below
the baseline through emissions reduction projects or
by, for example, purchasing Safeguard Mechanism Credits,
or SMCs,
from another
facility or
purchasing and
surrendering Australian
Carbon Credit
Units, or
ACCUs. The
failure to do so could result in enforcement measures against
Curragh.
Labor Relations
Minimum employment entitlements, embodied in the National Employment Standards, apply to all private-sector employees and employers in Australia under the federal Fair Work Act
2009 (Cth), or the FWA. These standards
regulate employment conditions
and paid leave.
Employees who are
associated with the
day-to-day operations
of
a
local
mine
or
mines
and
who
are
not
located
in
head
office
or
corporate
administration
offices
are
also
covered
by
the
Black
Coal
Mining
Industry
Award
2010,
which
regulates
conditions
including
termination
arrangements, pay and hours of work.
Unfair dismissal
claims, enterprise
bargaining, industrial
actions and
resolution of
workplace disputes
are also
regulated
under
state
and
federal
legislation.
Some
of
the
workers
at
Curragh
are
covered
by
our
Enterprise
Agreement,
which
was
approved
by
the
Fair
Work
Commission,
or
the
Commission,
Australia’s
national
workplace relations tribunal. See “—Human Capital Disclosures”
above.
In November 2024, the
“Same Job, Same
Pay” concept came
into effect under the
FWA. This
legislation seeks
to
identify
when
a
labor
hire
worker
is
completing
the
same
job
as
an
ordinary
employee,
and
subsequently,
determine what the applicable rate of pay for the labor
hire worker completing that job should be.
In respect of the workers at Curragh covered by the
Enterprise Agreement, applications are allowed to
be made
to the Commission
for an order
that labor
hire employees
must be
paid at least
what they would
receive under
Curragh’s Enterprise Agreement (noting
that there are exemptions for
registered trainees and apprentices, short-
term placements, small businesses and genuine service contractors).

Coronado Global Resources Inc. Form 10-K December 31,
2025
30
The
Commission
will
then
make
an
assessment
that
a
Same
Job,
Same
Pay
order
would
be
fair
and
reasonable—including
whether
labor
hire
workers
are
performing
the
same
work
as
Enterprise
Agreement
employees—and can
make an
order setting
a “Protected
Rate of
Pay.”
Any conditions
in Curragh’s
Enterprise
Agreement that are captured by the meaning of “full rate of pay” (e.g., any incentives, loadings, allowances, and
penalty rates) will be
payable to the labor hire
worker, so long as those conditions are triggered by
the “same job”
being performed.
Regulatory Matters—U.S.
Federal,
state
and
local
authorities
regulate
the
U.S.
coal
mining
industry
with
respect
to
matters
such
as
employee
health
and
safety,
protection
of
the
environment,
permitting
and
licensing
requirements,
air
quality
standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after
mining
has
been
completed,
the
discharge
of
materials
into
the
environment,
surface
subsidence
from
underground mining and the effects
of mining on groundwater quality
and availability.
In addition, the industry is
affected
by significant
requirements
mandating
certain
benefits for
current
and
retired
coal miners.
Numerous
federal,
state
and
local
governmental
permits
and
approvals
are
required
for
mining
operations.
Due
to
the
extensive and
comprehensive
regulatory
requirements,
violations during
mining
operations
occur from
time
to
time in
the industry.
In addition
to the
non-exhaustive summary
of material
federal legislation
described below,
our operations are subject to a wide array
of federal, state and local environmental
laws, including, for example,
the Safe Drinking Water Act, the Toxic
Substances Control Act, the Emergency Planning and Community Right-
to-Know Act, the National Historic Preservation Act of 1966 and the Migratory Bird Treaty Act of 1918, as well as state regulatory schemes that either mirror federal law or create additional layers of regulation.
Clean Air Act of 1970
The U.S.
Clean Air
Act of
1970, or
the CAA,
regulates airborne
pollution that
may be
potentially detrimental
to
human
health,
the
environment
or
natural
resources.
The
CAA
and
comparable
state
laws
that
govern
air
emissions affect U.S. coal mining operations both
directly and indirectly.
Direct impacts
on coal
mining
and
processing
operations
may
occur
through
CAA
permitting
and/or
emission
control requirements relating to particulate matter, or PM, nitrogen dioxide, ozone and sulfur dioxide, or SO
2
. For
example, pursuant
to the
CAA, the
U.S.
Environmental
Protection
Agency,
or the
EPA,
administers
rules
that
apply PM limits to emissions
from coal preparation and processing plants
constructed or modified after April 28,
2008. In addition, the EPA has adopted more stringent national ambient air quality standards, or NAAQs, for PM,
nitrogen oxide, ozone and SO
2
. It is possible that these modifications, as well as future modifications, to NAAQs
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
regulating SO2,
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
NAAQs Revisions.
The CAA
requires the
EPA
to periodically
review and,
if appropriate,
revise the
NAAQs to
ensure protection
of public health.
On March 6,
2024, the EPA
finalized a rule
lowering the level
of the annual
24-hour PM 2.5 standards for fine PM NAAQs from 12.0 ug/m3 to 9.0 ug/m3. The more stringent NAAQs require
new
SIPs to
be
developed
and filed
with
the
EPA,
which
may
trigger
additional
control
technology
for mining
equipment or
coal-burning
facilities, or
result in
additional
challenges to
permitting
and expansion
efforts.
The
revised NAAQs has been challenged
by industry participants and litigation remains
ongoing. On March 12, 2025,
the
EPA
announce
that
it
would
be
reconsidering
the
NAAQs
for
particulate
matter
and
that
it
would
release
guidance to increase flexibility on NAAQs implementation.
Cross State Air Pollution Rule, or CSAPR.
The CAA includes a so-called Good Neighbor
Provision that requires
upwind
states
to
eliminate
their
significant
contributions
to
downwind
states’
nonattainment
of
the
NAAQs.
CSAPR requires
the District
of Columbia
and
27 states
from Texas
eastward (not
including
the New
England
states or Delaware)
to reduce power
plant emissions that
cross state lines
and significantly contribute
to ozone

Coronado Global Resources Inc. Form 10-K December 31,
2025
31
and/or fine particle
pollution in downwind
states. Additional emission reduction
requirements in these
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
fueled
electricity
generating
plants
and
new
mercury
emission
standards
for
lignite-powered
units.
The
more
stringent
regulations
may
increase
the
cost
of
coal-fired
electric
power
generation
and
negatively
impact
the
demand for coal.
This rule is
currently subject to
ongoing litigation. On
June 17, 2025,
the EPA proposed to
repeal
certain
of
the
more
stringent
standards
imposed
in
the
May
2024
rule,
including
the
filterable
PM
emission
standards and the new mercury emission standards for
lignite-powered units.
GHG Emissions
Standards and Guidelines.
In 2014, the
EPA
proposed a sweeping
rule, known
as the “Clean
Power Plan,” to cut carbon emissions from existing electricity generating units, including coal-fired power plants.
Following
a
series
of
legal
challenges,
the
EPA
commenced
new
rulemaking
proceedings
in
October
2017,
ultimately rescinding the Clean
Power Plan and finalizing
its replacement, the Affordable
Clean Energy,
or ACE
rule, in June
2019. Like its
predecessor, the
ACE rule was
subject to significant
litigation and was
remanded to
the EPA for further
action.
On April 25, 2024, the EPA
finalized a rule that repealed the
ACE rule and required widespread
implementation
of carbon
capture and
sequestration and
use of
green hydrogen.
The new
rules may
require significant
capital
expenditure
to
develop
the
infrastructure
necessary
for
compliance
and
could
impact
our
customers
and
the
future demand for coal. However, on June 17, 2025, the
EPA proposed to repeal all GHG emission standards for
fossil fuel-fired power plants
and proposed to find that
GHG emissions from fossil
fuel-fired power plants do
not
contribute significantly to
dangerous air pollution.
The EPA also proposed, as
an alternative, to
repeal a narrower
set
of
GHG
emissions
standards
for
existing
and
new
units.
As
a
result,
the
regulations
governing
GHG
emissions
for
fossil
fuel-fired
power
plants
are
in
flux,
and
there
can
be
no
assurance
that
equally
or
more
stringent regulations will not be implemented in the future.
There have
also been
numerous challenges
to the
permitting of
new coal-fired
power plants
by environmental
organizations
and
state
regulators
over
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
dioxide.
The U.S. Supreme
Court overturned that
decision in June
2011, holding that federal
common law provides no basis for public nuisance claims
against utilities due to their carbon dioxide emissions.
However,
the U.S.
Supreme Court
did not
decide whether
similar claims
can be
brought under
state common
law.
As
a
result,
tort-type
liabilities
remain
a
concern.
To
the
extent
that
these
risks
affect
our
current
and
prospective customers, it may reduce the demand for coal.
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
If states adopt
SIPs with more
stringent requirements in
order to comply
with the program,
demand
for
coal
could
be
adversely
affected.
The
EPA
has
announced
that
it
plans
to
restructure
the
regional
haze
program through the development
of new regulations and
issued an advance notice
of proposed rulemaking on
October 2, 2025.
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
32
Beginning in the
late 1990s, the
EPA filed lawsuits against owners of
many coal-fired power plants
which resulted
in the
owners
agreeing
to
install
additional
emission
control
devices
in their
coal-fired
power
plants.
In recent
years, the EPA proposed and promulgated several revisions to its NSR regulations and policies concerning NSR
permitting.
For example, in 2023, the
EPA issued a rule that would require
additional sources to consider fugitive
emissions when
determining if
NSR has
been triggered.
On March
12, 2025,
the EPA
announced that
it would
be considering reforms
to the New
Source Review. Remaining litigation and
uncertainty around the
NSR program
rules could adversely impact demand for coal.
Coke Oven Batteries and
Coke Ovens.
Coke oven batteries and coke
ovens are two source
categories regulated
by the CAA.
On July
5, 2024, the
EPA
finalized amendments
to the emissions
standards for
coke ovens which
lower the
limits for
leaks from
doors, lids,
and offtakes,
require fence
line monitoring
for benzene
and impose
new
emissions
standards
for
previously
unregulated
HAPs.
These
standards
may
impact
our
current
and
prospective customers
and reduce
long-term demand
for coal.
On March
12, 2025,
the EPA
announced that
it
would reconsider standards for coke ovens.
Clean Water Act of 1972
The U.S. Clean Water Act of 1972, or the CWA,
and corresponding state laws govern the discharge of toxic and non-toxic pollutants into
the waters
of the
U.S. CWA requirements
may directly
or indirectly
affect U.S. coal
mining
operations.
Water Discharge.
The CWA and corresponding state laws affect coal mining operations by imposing restrictions on discharges of
wastewater into waters of
the U.S. through
the National Pollutant
Discharge Elimination System,
or NPDES, or equally
stringent state programs.
These restrictions often
require us to pre-treat
wastewater prior
to discharging
it from
our
facilities.
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
U.S. Army Corps of
Engineers, or USACE, prior to
conducting certain mining activities. The USACE
is authorized
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
For many years, there has been uncertainty
surrounding the definition of the “waters
of the U.S.” with respect to
the scope of CWA jurisdiction. On
August 29, 2023, the EPA
and the Department of the Army issued a final rule
revising
the
definition
of
“waters
of
the
U.S.”
under
the
CWA.
This
rule
conforms
with
a
U.S.
Supreme
Court
decision narrowing agency jurisdiction under the CWA. However, due to ongoing litigation, implementation of the revised definition
has been
delayed in several
states. On
November 20,
2025, the
EPA
and Department
of the
Army proposed a
revised definition of
“waters of the
U.S.” that would
further narrow the
scope of CWA
jurisdiction.
It
is
uncertain
what
impact
this
proposed
rule
and
litigation
concerning
the
current
rule
may
have
on
our
operations.
Effluent Limitations Guidelines for
the Steam Electric Power Generating
Industry.
The EPA
has issued a variety
of rule
and regulations
setting
limitations
on various
wastewater discharges
from steam
electric power
plants.
These
rules
may
significantly
increase
costs
for
coal-fired
steam
electric
power
plants
and
may
therefore
adversely impact demand for coal.
Surface Mining Control and Reclamation Act of 1977
The
Surface
Mining
Control
and
Reclamation
Act of
1977,
or the
SMCRA,
which
is administered
by the
U.S.
Office
of
Surface
Mining
Reclamation
and
Enforcement,
or
OSM,
establishes
operational,
reclamation
and
closure standards for all aspects of surface mining and
many aspects of underground mining in the U.S.
Under the SMCRA,
a state may
submit a qualifying
surface mining regulatory
scheme to the
OSM and request
exclusive jurisdiction over surface mining activities within its territory. If OSM finds that the state’s scheme meets
SMCRA’s
requirements and
gives approval,
the state
becomes the
primary regulatory
authority (with
oversight
from
OSM).
Each
of
Virginia,
West
Virginia
and
Pennsylvania,
where
our
Buchanan,
Logan
and
Mon
Valley

Coronado Global Resources Inc. Form 10-K December 31,
2025
33
facilities are located, has adopted
qualifying surface mining regulatory schemes and
has primary jurisdiction over
surface mining activities within their respective territories.
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
•
financial assurance (SMCRA
requires that mining companies
post a bond sufficient
to cover the cost
of
reclaiming the site,
and the
bond is not
released until
mining is
complete, the
land has
been reclaimed
and the OSM has approved the release);
•
inspection and
enforcement (including
the issuance
of notices
of violation
and, for
repeat violators,
the
placement
of
a
mining
operation
and
its owners
and
controllers
on
a federal
database,
known
as the
Applicant Violator System, which blocks such person or entity from obtaining future mining permits); and
•
land restrictions (SMCRA prohibits surface mining on certain lands and also allows citizens to challenge
surface mining operations on the grounds that they will cause a negative environmental impact).
Regulations
under the
SMCRA
and its
state analogues
also provide
that a
mining
permit
or modification
can,
under certain
circumstances, be
delayed, refused
or revoked
if we,
or any
entity that
owns or
controls us
or is
under common ownership or control with us, have unabated permit violations or have been the subject of permit
or reclamation bond revocation or suspension.
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
SMCRA
provides
for
three
categories
of
bonds:
surety
bonds,
collateral
bonds
and
self-bonds.
For
our
U.S.
Operations,
we
meet
our
reclamation
bonding
requirements
by
posting
surety
bonds
and
participation
in
the
Commonwealth
of
Virginia
bond
pool.
As
of
December
31,
2025,
we
had
surety
bonds
outstanding
of
$19.4
million
and
cash
collateralized
bank
guarantees
of
$10.0
million
in
relation
to
reclamation.
The
surety
bond
requirements for a mine represent the calculated cost to reclaim the current operating area if the mine ceased to operate
in
the
current
period.
The
cost
calculation
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
National Environmental Policy Act of 1969
The National Environmental Policy
Act of 1969,
or NEPA, applies to mining
operations or permitting requirements
that require federal approvals. NEPA defines the processes for evaluating and communicating the environmental
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
of,
and
alternatives
to,
the
particular
action
requiring
agency
approval.
These
statements
are
referred
to
as
Environmental
Impact
Statements
or
Environmental
Assessments.
Environmental
Impact
Statements
must
include any reasonably foreseeable climate change-related effects of a proposed action, reasonably foreseeable
effects
that
cannot
be
avoided,
and
a
reasonable
range
of
alternatives.
In
February
2025,
the
regulations
implementing NEPA
were withdrawn.
More stringent
NEPA
procedures and
regulations, including
with respect
to the
requirement to
evaluate climate
change-related
impacts, in
the future
could have
an adverse
impact on
future mining permitting decisions.

Coronado Global Resources Inc. Form 10-K December 31,
2025
34
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
from regulation as a
hazardous waste, CCR disposal
is regulated
under RCRA.
In 2014,
the EPA
finalized a
CCR rule
setting nationwide
waste standards
for CCR
disposal. In 2018, a
U.S. Court of Appeals
held that certain provisions of
the EPA’s
CCR rule were not
sufficiently
protective and
invalidated those
provisions. Since
then, the
EPA
has finalized
changes to
its CCR
regulations.
Additional or more stringent CCR regulations in the future
could increase our costs and have an adverse
impact
on our business, results or operations and financial condition.
The EPA
regulations on CCR
management and disposal
exempt coal ash
that is disposed
of at mine
sites and
reserve any regulation thereof
to the OSM. After
proposing CCR regulations in
2007, the Office of
Surface Mining
Reclamation and Enforcement,
or OSMRE, suspended all
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
Act of 1977, or the Mine
Act, which was amended by the
Mine Improvement
and New
Emergency Response
Act of
2006, or
the MINER
Act, governs
federal oversight
of mine
safety and
authorizes the U.S.
Department of Labor’s
Mine Safety and
Health Administration,
or MSHA, to
regulate safety
and health conditions
for employees working
in mines within
the U.S., and
to enforce various
mandatory health
and safety
requirements. The
Mine Act
mandates four
annual inspections
of underground
coal mines
and two
annual
inspections
of
all
surface
coal
mines,
and
permits
inspections
in
response
to
employee
complaints
of
unsafe working
conditions. The
statute and
its regulations
also mandate
miner training,
mine rescue
teams for
all underground mines, and
involvement of miners and
their representatives in health and
safety activities. MSHA
has
also
promulgated
regulations
governing
a
wide
range
of
activities,
including
roof
support,
ventilation,
combustible
materials,
electrical
equipment,
fire
protection,
explosives
and
blasting,
and
mine
emergencies.
MSHA has the
statutory authority to
issue civil penalties
for non-compliance,
to set the
period for abatement
of
violations,
and
to
seek
injunctive
relief
requiring
a
company
to
cease
operations
until
certain
conditions
are
corrected. The MINER
Act requires mine
specific emergency response
plans in underground
coal mines, requires
prompt notification of
mine accidents, and imposes
enhanced civil and
criminal penalties for violations.
The Miner
Act also
implemented
new
regulations
regarding
mine rescue
teams and
sealing of
abandoned
areas. MSHA
continues to interpret and implement various
provisions of the MINER Act, along with
introducing new proposed
regulations
and
standards.
For
example,
the
third
and
final
phase
of
MSHA’s
respirable
coal
mine
dust
rule
became
effective
in
August
2016,
reducing
the
overall
respirable
dust standard
in
coal
mines
from
2.0
to
1.5
milligrams per cubic
meter of air.
In April 2024, MSHA
issued a final rule
concerning respirable crystalline
silica
that lowers
the permissible
exposure limit
and requires
other safety measures
such as
exposure sampling
and
medical surveillance. The
enforcement of this
April 2024 silica rule
has been paused as
a result of a
temporary
stay of the
rule. In November
2025, MSHA
indicated that it
would engage
in a limited
rulemaking to
reconsider
and seek comments on portions of the April 2024 silica
rule.

Coronado Global Resources Inc. Form 10-K December 31,
2025
35
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
benefits and medical expenses
to claimants who last
worked in the coal
industry prior to July 1,
1973. The trust
fund is
funded by
an excise
tax on
sales of
U.S. production,
excluding export
sales .
The excise
tax rates
are
currently 4.4% of gross sales
price, not to exceed
$1.10 per ton of
underground coal and $0.55 per
ton of surface
coal.
Historically, very few of
the miners who
sought federal black
lung benefits were
awarded these benefits;
however,
the approval rate increased following implementation of black lung provisions contained in the Patient Protection
and
Affordable
Care
Act
of
2010,
or
the
Affordable
Care
Act.
The
Affordable
Care
Act
introduced
significant
changes to the
federal black lung program,
including an automatic survivor
benefit paid upon
the death of
a miner
with
an
awarded
black
lung
claim,
and
established
a
rebuttable
presumption
with
regard
to
pneumoconiosis
among miners with 15 or
more years of coal mine
employment that are totally disabled
by a respiratory condition.
These
changes
could
have
a
material
adverse
impact
on
our
costs
associated
with
the
federal
black
lung
program. In addition to
possibly incurring liability
under federal statutes,
we may also be
liable under state
laws
for black
lung claims.
See Note
17 to
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
and
the
rules
promulgated
by
the
National
Labor
Relations
Board,
or
NLRB,
set
the
parameters
for
employees and union activity and our response. The NLRA applies to both unionized and non-union workforces.
Any employee complaints related
to the terms and conditions
of employment that affect
the workforce generally
will be governed
by the
NLRA. In addition,
NLRB-
promulgated rules
regarding joint
employer status
under the
NLRA
clarified
the
basis
upon
which
contractors
and
vendors,
as
well
as
their
employees
(and
the
unions
representing them), could
allege that we
are jointly and
severally liable for
any unfair labor
practices or bargaining
obligations of
the third-party
employer.
While the
rules made
the joint
employer test
generally more
employer-
friendly, there is
always the possibility of claims that we are a joint employer with a contractor or vendor.
Regulation of Explosives
Our surface
mining operations
are subject
to numerous
regulations relating
to blasting
activities,
including the
Federal Safe Explosives Act, or SEA. The
SEA applies to all users of explosives. Knowing
or willful violations of
the SEA may result
in fines or imprisonment,
or both. In addition,
violations of the
SEA may result in
revocation
of user permits and seizure or forfeiture of explosive materials. Pursuant to federal regulations, we incur costs to design and
implement blast
schedules and
to conduct
pre-blast surveys
and blast
monitoring.
In addition,
the
storage of explosives
is subject to
strict regulatory
requirements established
by four different
federal regulatory
agencies. For example,
pursuant to a
rule issued
by the Department
of Homeland
Security in 2007,
facilities in
possession of certain chemicals must complete a screening review in order to help determine whether there is a
high level of security
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
2025
36
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
37
ITEM 1A.
RISK FACTORS.
An investment
in our
securities
is speculative
and involves
a number
of risks.
We
believe
the risks
described
below are the
material risks most
likely to affect
the Company.
However,
the risks described
below may not
be
the
only
risks
that
we
face.
Additional
unknown
risks
or
risks
that
we
currently
consider
immaterial
may
also
impair our business operations. You should carefully consider the specific risk factors discussed below, together
with the information contained in this Annual Report on Form 10-K, including
Item 7. “Management’s Discussion
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
•
We face increasing competition, which could adversely
affect our profitability;
•
Evolving tariffs,
regulations
and
other
restrictions
on
international
trade
may
impact
our ability
to
access
international markets and impact our ability
to plan for future investments, which
could adversely affect our
financial condition and results of operations;
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
•
Risks
inherent
to
mining
operations
could
impact
the
amount
of
coal
produced,
cause
delays
in
or
suspension of coal deliveries, or increase the cost of operating our business;
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
2025
38
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
business,
which
could
prevent
us
from
fulfilling
our
obligations
under
our
senior
secured
notes
the
ABL
Facility and other debt, and we
may be forced to take other
actions to satisfy our obligations under
our debt,
which may not be successful;
•
We
adjust
our
capital
structure
from
time
to
time
and
may
need
to
increase
our
debt
leverage,
which
would make us more sensitive to the effects of economic
downturns;
•
Our
business
requires
substantial
ongoing
capital
expenditures,
and
we
may
not
have
access
to
the
capital required to reach full productive capacity at our mines;
•
Risks
related
to
our
investment
in
WICET
may
adversely
affect
our
financial
condition
and
results
of
operations;
•
Restrictions and limitations
related to our coal
supply agreements with
Stanwell may adversely
impact our
strategy, financial
condition,
results of operations and business;
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
continue to
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
address
the impacts of climate change.
There are
three primary
sources of
GHGs
associated with
the coal
industry: (i)
the combustion
of coal
by our
customers in coal-fired electricity generation, coke
plants, and steelmaking; (ii) combustion of fuel by equipment used in coal production and to
transport our coal to our customers;
and (iii) coal mining itself, which can
release
methane,
a
more
potent
GHG
than
carbon
dioxide,
directly
into
the
atmosphere.
These
emissions
from
coal
consumption,
transportation
and
production
are
subject
to
active,
pending
and
proposed
regulation
in
the
jurisdictions in which we operate as part of initiatives to
address global climate change.
As
a
result,
numerous
proposals
have
been
made
and
are
likely
to
continue
to
be
made
at
the
international,
national, regional and state levels of government to monitor
,
limit and reduce emissions of GHGs.
For Example,
in accordance
with the
Australian Federal
Government’s
Safeguard
Mechanism,
Curragh has
a
production-adjusted (intensity) baseline for covered emissions (Scope
1).

Coronado Global Resources Inc. Form 10-K December 31,
2025
39
In early 2025, the Curragh Complex entered into a five-year monitoring period
,
or MYMP.
The MYMP allows the
Curragh complex, given
the challenges for
abatement within
the industry, to implement
projects that progressively
reduce its emissions, achieving compliance with the
Safeguard baseline.
By the end of the MYMP,
Curragh is required to have taken action to keep its net Scope 1 emissions at or below the baseline
through emissions
reduction projects
or by,
for example,
purchasing and
surrendering
Safeguard
Mechanism Credits (SMCs) or Australian
Carbon Credit Units (ACCUs), or face enforcement
measures.
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
impose costs
on us or
our customers,
or
cause
our
customers
to
diminish
their
reliance
on
coal.
That,
in
turn,
will
depend
on
a
number
of
factors,
including
the
specific
requirements
imposed
by
any
such
legislation
or
regulations
and
the
time
periods
over
which such legislation or
regulations would be
phased in. Collectively,
these initiatives and developments
could
result in
higher costs
to us
or our
customers
or lower
the demand
for coal,
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
risks: electricity
generators or
steelmakers switching
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
mine or
burn coal
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
following specific risks:
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
40
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
a significant impact
on global markets,
including influencing both
the supply of
and demand
for coal we sell into the export market and the cost or availability of supplies we consume in producing our coal.
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
In
addition,
international,
federal,
state
and
local
public
health
and
governmental
authorities’
mandates
in
response to global
pandemics could require
forced shutdowns
of our mines
and other facilities
in Australia
and
the U.S. for extended periods, and the implementation of social distancing protocols and restrictions on traveling overseas
or
across
borders
(including
interstate),
affecting
a
number
of
our
normal
business
practices
and
operations. These
conflicts or pandemics
could cause disruptions
to mining operations,
manufacturing operations
and supply chains around the world.
The extent and duration of such
conflicts or pandemics could lead to market
disruptions, including
significant volatility
in commodity prices,
such as the
prices of the
coal we sell
and diesel
fuel
we
purchase,
instability
in
the
financial
markets,
higher
inflation,
supply
chain
interruptions,
political
and
social instability,
as well as an increase in cyberattacks and espionage.
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
Expectations
regarding
future
prices
for
coal
depend
upon
many
factors
beyond
our
control,
including
the
following:
•
the current market price of coal;
•
overall domestic and global economic conditions,
including inflationary conditions and the supply
of and
demand for domestic and foreign coal, coke and steel;
•
the consumption pattern of industrial consumers, electricity generators and residential users;

Coronado Global Resources Inc. Form 10-K December 31,
2025
41
•
adverse weather conditions in
our markets that
affect our ability to
produce Met coal
or affect the demand
for thermal coal;
•
competition from other coal suppliers;
•
technological advances affecting the steel production
process and/or energy consumption;
•
the costs, availability and capacity of transportation infrastructure;
and
•
the impact
of domestic
and foreign
governmental policy,
laws and
regulations, including
the imposition
of and changes
in tariffs, environmental
and climate change
regulations and
other regulations affecting
the
coal
mining
industry,
including
regulations
and
measures
introduced
in
response
to
global
pandemics.
Met coal
continues to
be a
volatile commodity.
The demand
and supply
in the
Met coal
industry changes
from
time to time. There are no assurances that an oversupply of coal will not occur, that demand will not decrease or that overcapacity
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
which is
produced at most of our
assets, has specific physical
and chemical properties, which are
necessary for efficient
blast furnace operation.
Therefore, demand for
our Met coal is
correlated to demands
of the steel industry.
The
steel industry’s
demand for
Met coal
is influenced
by a
number of
factors,
including: the
cyclical nature
of the
steel industry’s business; general economic and regulatory conditions and demand for steel; and the availability, cost and preference for substitutes
for steel, such as aluminum,
composites and plastics, all of which
may impact
the demand for
steel products.
Similarly,
if new steelmaking
technologies or
practices are developed
that allow
other products to be substituted for Met coal in the
integrated steel mill process, then demand for Met coal would be expected to decrease.
Although
conventional
blast
furnace
technology
has
been
the
most
economic
large-scale
steel
production
technology for a number of years, there can
be no assurance that over the longer term,
competitive technologies
not reliant on Met coal would not emerge, which could reduce the demand and price premiums for Met coal. For
example, an alternative steelmaking process utilizing electric arc furnaces does not use coal as a manufacturing input and accounted for 29.1% of steel production in 2024.
In addition, a significant reduction in the demand for
steel products would reduce
the demand for Met
coal, which could have
a material adverse effect
on our financial
condition and results of operations.
We face increasing competition, which could adversely
affect our profitability.
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
Should those competitors
obtain a
competitive advantage in comparison
to us (whether
by way of
an increase in
production capacity, higher
realized
prices,
lower
operating
costs,
export/import
tariffs,
being
comparatively
less
impacted
as
a
result
of
global pandemics or otherwise),
such competitive advantage
may have an adverse
impact on our ability
to sell,
or the
prices at
which we
are able
to sell
coal
products.
In addition,
some of
our competitors
may have
more
production capacity
as well
as greater
financial, marketing
and distribution
resources, among
other resources,
than we do and may be subject to less stringent environmental and other regulations than we are.

Coronado Global Resources Inc. Form 10-K December 31,
2025
42
The
ongoing
consolidation
of
the
global
Met
coal
industry
has
contributed
to
increased
competition,
and
our
competitive
position
may
be
adversely
impacted
by
further
consolidation
among
market
participants
or
by
competitors
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
individual
countries,
and
the
actions
of
certain
interest
groups
to
restrict
the
import
or
export
of
certain
commodities. In
addition, the
Met coal
that we
export may
be subject
to tariffs.
For example,
during February
2025, the Chinese government announced tariffs on coal imported from the U.S.
There can be no guarantee that
additional tariffs,
import quota restrictions,
bans or other
trade barriers will
not be imposed
(whether as a
result
of geopolitical tensions
or for other reasons)
on our products or
on steel.
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
or
changes
in
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
have taken actions
to
address
the
impact
of
evolving
trade
policies
and
will
continue
to
monitor
evolving
trade
negotiations
to
determine
if
additional
measures
are
warranted,
although
these
actions
may
not
be
successful.
We
cannot
determine
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
coal could suffer.
Our coal is transported to customers by a combination
of road, rail, barge and ship.

Coronado Global Resources Inc. Form 10-K December 31,
2025
43
Typically,
we sell coal at the mine
gate and/or loaded into vessels at
the port. While ordinarily our coal
customers
arrange
and
pay
for
transportation
of
coal
from
the
mine
or
port
to
the
point
of
use,
we
have
entered
into
arrangements
with
third
parties
to
gain
access
to
transportation
infrastructure
and
services
where
required,
including trucking companies, rail carriers and
port owners. Where coal is exported
or sold other than at
the mine
gate,
the
costs
associated
with
these
arrangements
represent
a
significant
portion
of
both
the
total
cost
of
supplying coal to customers
and of our production
costs. As a result,
the cost of transportation
is not only a key
factor in our cost base,
but also in the purchasing decision
of customers. Transportation costs may increase, and
we may not be able to pass
on the cost increases to our customers. For example, where
transportation costs are
connected
to
market
demand,
costs
may
increase
if
usage
by
us
and
other
market
participants
increases.
Significant increases
in transport
costs due
to factors
such as
fluctuations in
the price
of diesel
fuel, electricity
and demurrage
or environmental
requirements,
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
revoked
or not
granted by regulatory authorities;
•
changes in applicable regulations;
•
failure or delay in the construction of new rail or port capacity;
and
•
terrorist attacks,
natural disasters,
the impact
from global
pandemics,
government
shutdowns or
other
events.
Any
such
disruptions,
or
any
deterioration
in
the
reliability
of
services
provided
by
our
transportation
service
providers, could
impair our
ability to
supply coal
to our
customers, result
in decreased
shipments and
revenue
and adversely affect our results of operations.
Take-or-pay arrangements within the
coal industry could unfavorably affect our profitability.
Our Australian Operations generally contract port and rail capacity via long-term take-or-pay contracts, currently
with Aurizon Operations and Pacific
National Pty Ltd,
for transport to and export
from the Port of Gladstone
via
two main port terminals, RGTCT and WICET.
We may enter into other take-or-pay arrangements
in the future.
Where we have entered into take-or-pay contracts, we will generally be required to pay for our contracted port or
rail capacity, even
if it
is not
utilized by
us or
other shippers. Although
the majority
of our
take-or-pay arrangements
provide security over minimum port and
rail infrastructure availability,
unused port or rail capacity can
arise as a
result
of
varying
unforeseen
circumstances,
including
insufficient
production
from
a
given
mine,
a
mismatch
between the
timing of
required port
and rail
capacity
for a
mine, or
an inability
to transfer
the unused
capacity
due to contractual limitations, such as required consent of
the provider of the port or rail
services, or because the
coal
must
emanate
from
specified
source
mines
or
be
loaded
onto
trains
at
specified
load
points.
Paying
for
unused transport
capacity could
materially and
adversely affect
our cost
structures and
financial performance.
See
Item 7.
“Management’s
Discussion
and
Analysis
of
Financial
Condition
and
Results
of
Operations”
for
a
summary of our expected future obligations under take
-or-pay arrangements as of December 31, 2025.

Coronado Global Resources Inc. Form 10-K December 31,
2025
44
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
services have
recently increased. Similar
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
in the area. Although
we have entered into
a gas purchase agreement
with that supplier,
this
agreement
can
be
terminated
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
any of our granted Tenements if we
fail to comply with
the Tenement
conditions and other
applicable legislative requirements
(including payment of
Australian state royalties) or if the land that
is subject to the title is required for public
purposes. The Tenements
have expiration dates ranging from May 31, 2026 to July 31, 2044 and, where renewal is required, there is a risk that the Queensland government may change the terms and conditions of such Tenement
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
on property that we do not
own or lease, we could incur
civil damages or liability for
such mining and be subject
to conversion, negligence, trespass, regulatory sanction and penalties. Certain leases have minimum production requirements or require us
to commence mining operations in
a specified term to
retain the lease. Failure
to meet
those requirements could result
in losses of prepaid royalties
and, in certain rare
cases, could result in a
loss of
the lease itself.
In
the
United
States,
we
predominantly
access
our
mining
properties
through
leases
with
a
range
of
private
landholders. If
a default
under a
lease for
properties on
which we
have mining
operations were
to result
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
2025
45
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
operations
and
our
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
or impractical,
and may
possibly preclude
the continuance
of ongoing
operations or
the development
of future
mining operations. In states where we operate, applicable laws and regulations also provide that a mining permit
or modification can, under certain circumstances, be delayed, refused or revoked if we or any entity that owns or controls or is under common ownership
or control with us has unabated permit
violations or has been the subject
of permit
or reclamation
bond revocation
or suspension.
Thus,
past or
ongoing violations
of federal
and state
mining laws by us or such entity could provide
a basis to revoke existing permits, deny the issuance of additional permits or modify or amend existing permits.
The permitting required for coal mining
continues to be the subject
of
increasingly
stringent
regulatory
and
administrative
requirements
and
extensive
activism
and
litigation
by
environmental
groups.
If
this
trend
continues,
it
could
materially
and
adversely
affect
our
mining
operations,
development and
expansion plans,
cost structures,
the transport
of coal
and our
customers’ ability
to use
coal
produced by our mines, which, in turn,
could have a material adverse effect on our financial condition and results
of operation.
In particular,
certain of
our activities
require a
dredge and
fill permit
from the
USACE under
Section 404 of
the
CWA. In
recent years, the
Section 404 permitting
process has
been subject to
increasingly stringent
regulatory
and administrative
requirements
and a
series of
court challenges,
which have
resulted in
increased costs
and
delays in the permitting process.
Additionally,
we
may
rely
on
nationwide
permits
under
the
Section 404
program
of
the
CWA
for
some
of
our
operations. These nationwide permits are issued every five years.
If we are unable to use
the nationwide permits
program and require an individual permit for certain work,
that could delay operations.
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
our production,
particularly
in the
event there
is an
increase
in the
demand
for our
coal,
which could adversely affect our financial condition
and results of operations.

Coronado Global Resources Inc. Form 10-K December 31,
2025
46
Operational and Technology
Risks
Risks
inherent
to
mining
operations
could
impact
the
amount
of
coal
produced,
cause
delays
in
or
suspension of coal deliveries, or increase the cost
of operating our business.
Our
mining
operations,
including
exploration,
development,
preparation,
product
handling
and
accessing
transport infrastructure,
may be affected
by various operational
difficulties that
could impact the
amount of coal
produced at our
coal mines, cause
delays in or
suspension of coal
deliveries, or increase
the cost of mining
for
a
varying
length
of
time.
Our
financial
performance
is
dependent
on
our
ability
to
sustain
or
increase
coal
production and maintain
or increase
operating margins.
Our coal production
and production costs
are, in many
respects, subject
to conditions
and events
beyond our
control, which
could disrupt
our operations
and have
a
significant impact on our financial results. Adverse operating conditions and events that we have experienced
in
the past or may experience in the future include:
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
If any
of the
foregoing conditions
or events
occurs and
is not
mitigated or
excusable as
a force
majeure event
under
our
coal
sales
contracts,
any
resulting
failure
on
our
part
to
deliver
coal
to
the
purchaser
under
such
contracts
could
result
in
economic
penalties,
demurrage
costs,
suspension
or
cancellation
of
shipments
or
ultimately termination
of such
contracts, which
could
have a
material adverse
effect
on our
financial condition
and results of operations.
Our U.S.
Operations
are concentrated
in two
mines
in the
CAPP,
and
our Australian
Operations
include
two
open cut mines (Curragh North and Curragh South)
and one underground mine (Mammoth) in the Bowen
Basin
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
the
partial
or
complete
closure
of
particular
railways,
ports
or
significant
inland
waterways
or
sea
passages,
potentially resulting in higher costs, congestion, delays or cancellations on certain transport routes.
Any of these
conditions or events could adversely impact our business
and results of operations.

Coronado Global Resources Inc. Form 10-K December 31,
2025
47
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
•
current
and
future
market
prices
for
coal,
contractual
arrangements,
operating
costs
and
capital
expenditures;
•
severance and
excise
taxes,
unexpected
governmental
taxes, royalties
,
stamp
duty and
development
and reclamation costs;

Coronado Global Resources Inc. Form 10-K December 31,
2025
48
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
information and therefore
the estimates
of coal resources
and reserves
are subject to
change.
Should we
encounter geological
conditions or
qualities different
from those
predicted by
past drilling,
sampling
and similar examinations, estimates
of coal resources and reserves
may have to be adjusted
and mining plans,
coal processing and infrastructure may have to be
altered in a way that might adversely affect our operations. As a result, our estimates may not accurately reflect
our actual future coal resources and
reserves and the quantity
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
Our
profitability
could
be
affected
adversely
by
the
failure
of
suppliers
and/or
outside
contractors
to
perform.
We use contractors and
other third parties for
exploration, mining and other
services generally, and we are reliant
on several
third parties
for the
success of
our current
operations and
the development
of our
growth projects.
While this is normal
practice for the mining industry, problems caused by third
parties may arise, which may
have
an impact on our performance and operations. In particular,
the majority of workers at our Australian Operations
are employed by contractors, including Thiess Pty Ltd, Golding Contractors
Pty Ltd and Mammoth Underground
Mine Management Pty Ltd.
Operations
at
our
mines
may
be
interrupted
for
an
extended
period
in
the
event
that
we
lose
any
of
our
key
contractors (because their contract is
terminated or expires) and we
are required to replace them. There can
be
no assurance that skilled third parties or contractors will continue to be available at reasonable rates or at all. As we do not have
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
2025
49
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
transport
coal
and
could
materially
and
adversely
affect
our financial
condition
and
results
of
operations.
Our
ability to replace or
repair damaged or destroyed
equipment or facilities
may also be dependent
on suppliers or
manufacturers remaining operational and
having the relevant equipment, workforce
or services available for us.
Suppliers
and
manufacturers
may be
unable
to
provide
such
equipment,
work
force
or service
for
a
range
of
reasons that are beyond our control.
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
provides
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
2025
50
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
the
availability,
confidentiality
and
integrity
of
our
systems
and
information.
Cybersecurity
incidents
can
also
include fraud, phishing
or other social
engineering attempts or
other methods to
cause confidential information,
payments,
account
access
or
access
credentials,
or
other
data
to
be
transmitted
to
an
unintended
recipient.
Cybersecurity
threat
actors
also
may
attempt
to
exploit
vulnerabilities
through
software
including
software
commonly
used
by
companies
in
cloud-based
services
and
bundled
software.
While
we
have
experienced
cybersecurity threats and cybersecurity incidents, these events have not materially affected our strategy,
results
of operations or financial condition to date. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient
to address costs, liabilities and damages
we may incur in connection with a
cybersecurity incident
or that
such coverage
will continue
to be
available
on commercially
reasonable terms
or
at all.
It is
possible that
any such
occurrences could
have a
material adverse
effect
on our
business, financial
condition and results of operations.
In addition,
a disruption
in, or
failure of,
our
information
technology,
or IT,
systems
or those
of
our third-party
business partners, and
the information stored
on those
networks and
systems could adversely
affect our business
operations and financial
performance. We
rely on the
accuracy,
capacity and security
of our IT
systems for
the
operations of many of our
business processes and to
comply with regulatory,
legal and tax requirements.
While
we
maintain
some
of
our
critical
IT
systems,
we
are
also
dependent
on
third
parties
to
provide
important
IT
services
relating
to,
among
other
things,
human
resources,
electronic
communications
and
certain
finance
functions. Despite the security measures
that we have implemented, including
those related to cybersecurity, our
systems,
or third-party systems
on which we
rely, could be breached,
disrupted or damaged by
computer viruses,
natural
or
manmade
incidents,
accidents,
failures,
disasters
or
unauthorized
physical
or
electronic
access.
Though we have controls in place, we cannot provide assurance that a cybersecurity incident or similar attack or failure will not occur.
Furthermore, we may
have little or
no oversight with
respect to security
measures employed by
third-party service
providers,
which
may
ultimately
prove
to
be
ineffective
at
countering
threats.
We
currently
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
in substantial
harm
to
our
business
strategy,
results
of
operations
and
financial
condition,
including
major
disruptions
to
business operations,
loss of
intellectual property,
release of
confidential information,
alteration or
corruption of
data or systems,
costs related to
remediation or
the payment of
ransom, litigation
including individual claims
or
consumer class actions, commercial litigation,
administrative, civil or criminal
investigations or actions, regulatory
intervention,
sanctions or fines, investigation and remediation costs
and negative publicity.
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
2025
51
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
For the
year ended
December 31,
2025, our
top ten
customers comprised
68.7% of
our total
revenue and
our
top five customers comprised
51.1% of our total revenue. For the year ended December
31, 2025, sales to Tata
Steel
and
ArcelorMittal
represented
18.2%
and
12.4%,
respectively,
of
our
total
revenue.
The
majority
of
our
sales are made on
a spot basis or
under contracts with terms
of typically one year. The failure
to obtain additional
customers or the
loss of all
or a portion
of the revenues
attributable to any
customer as a
result of competition,
creditworthiness, inability
to negotiate extensions,
replacement of contracts,
or otherwise, may
adversely affect
our business, financial condition and results of operations
.
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
Credit rating agencies
could downgrade our ratings
due to factors specific
to our business,
a prolonged cyclical
downturn in the
mining industry or
macroeconomic trends
(such as global
or regional recessions)
and trends in
credit
and
capital
markets
more
generally.
Any
decline
in
our
credit
ratings
would
likely
increase
our
cost
of
financing,
limit
our
access
to
the
capital
markets,
significantly
harm
our
financial
condition
and
results
of
operations,
hinder
our
ability
to
refinance
existing
indebtedness
on
acceptable
terms,
or
at
all,
and
have
an
adverse effect on the market price of our securities.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business, which could prevent us
from fulfilling our obligations under
our senior secured notes, the
ABL
Facility and other
debt, and we
may be forced
to take other actions
to satisfy our
obligations under
our
debt, which may not be successful.
As of
December 31,
2025, we
had $400.0
million aggregate
principal amount
of our
senior secured
notes due
2029 outstanding and $272.1 million
(A$406.6 million) aggregate principal amount
of borrowings under the ABL
Facility. As of December
31, 2025, our borrowing facilities had been fully drawn.
We dedicate a
portion of our
cash flow from
operations to the
payment of debt
service, reducing the
availability
of our cash flow
to fund capital expenditures,
acquisitions or strategic
development initiatives and
other general
corporate purposes. Our ability to make scheduled payments
on or to refinance our debt obligations will depend
on our
ability to
generate cash
in the
future and
our financial
condition
and operating
performance, which
are
subject
to prevailing
economic
and
competitive
conditions
and
to certain
financial,
business
and
other factors
beyond our control.
There can be
no assurance that
we will maintain
a level of
cash flows from
operating activities
sufficient to
permit us
to pay
the principal,
premium, if
any,
and interest
on our
debt. In
addition, any
failure to
comply with covenants in the instruments governing our debt agreements could result in an event of default that, if not cured or waived, would have a material adverse
effect on us.

Coronado Global Resources Inc. Form 10-K December 31,
2025
52
Our
level
of
indebtedness
could
have
further
consequences,
including,
but
not
limited
to,
increasing
our
vulnerability to adverse
economic or industry
conditions, placing us
at a competitive
disadvantage compared
to
other businesses
in the
coal industry
that are
not as
leveraged and
that may
be better
positioned to
withstand
economic downturns, limiting our flexibility to
plan for, or react to,
changes in our business and the coal
industry
generally,
and requiring us to
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
It is
possible that we
may need
to raise additional
debt or
equity funds
in the
future. Our ABL
Facility and operating
cash flows may not be adequate
to fund our ongoing capital requirements
for any future acquisitions or projects
or to
refinance our
debt. There
is no
guarantee that
we will
be able
to refinance
our existing
debt, or
if we
do,
there is no guarantee that such new funding will be on
terms acceptable to us.
Global credit markets
have been severely
constrained in the
past, such as
during the global
financial crisis, the
European sovereign debt
crisis and the
COVID-19 pandemic, and
the ability to obtain
new funding or
refinance
our existing
debt in
the future
may be
significantly reduced.
If we
are unable
to obtain
sufficient funding,
either
due to banking
and capital
market conditions,
generally,
or due to
factors specific
to our business,
we may not
have sufficient cash to meet
our ongoing capital requirements, which in
turn could materially and adversely affect
our financial
condition. Failure
to obtain
sufficient financing
could cause
delays in
or abandonment
of business
development
plans
and
have
a
material
adverse
effect
on
our
business,
results
of
operations
and
financial
condition.
In recent years, certain financial
institutions, investment managers and insurance companies globally have taken
actions to
limit or
divest investments
in, financing
made available
to, and
insurance coverage
provided for,
the
development of
new coal-fired
power plants
and coal miners
that derive
revenues from
thermal coal sales.
For
example, certain
financial
institutions
have publicly
announced that
they would
stop funding
new thermal
coal
projects or
would otherwise
reduce their
overall lending to
coal producers. These
or similar
policies may
adversely
impact the
coal industry
generally,
our ability
to access
capital and
financial markets
in the
future, our
costs of
capital and the future global demand for coal.
Our
business
requires
substantial
ongoing
capital
expenditures,
and
we
may
not
have
access
to
the
capital required to reach full productive capacity at our
mines.
Maintaining
and
expanding
mines
and
related
infrastructure
is
capital
intensive.
Specifically,
the
exploration,
permitting
and
development
of
Met
coal
reserves,
mining
costs,
the
maintenance
of
machinery,
facilities
and
equipment
and
compliance
with
applicable
laws
and
regulations
require
ongoing
capital
expenditures.
Any
decision
to
increase
production
at
our
existing
mines
or
to
develop
the
Met
coal
recoverable
reserves
at
our
development properties
in the future
could also affect
our capital needs
or cause
future capital
expenditures to
be higher than
in the past
and/or higher
than our
estimates. We
cannot assure
that we will
be able to
maintain
our production
levels or
generate sufficient cash
flow, or that
we will
have access
to sufficient financing
to continue
our
production,
exploration,
permitting
and
development
activities
at
or
above
our
present
levels
and
on
our
current or projected timelines.
As a result,
we may be required
to defer all or
a portion of
our capital expenditures,
and our results of operations, business and financial condition may be materially and adversely affected.

Coronado Global Resources Inc. Form 10-K December 31,
2025
53
To fund our capital expenditures, we
are required to
use cash from our
operations, incur debt or
issue new equity.
Our ability
to obtain
bank financing
or to
access the
capital markets
for future
equity or
debt offerings
may be
limited by our financial condition at the
time of any such financing or
offering and by the covenants in our existing
debt agreements,
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
Risks
related
to
our
investment
in
WICET
may
adversely
affect
our
financial
condition
and
results
of
operations.
We have
a minority
interest in
WICET Holdings
Pty Ltd,
whose wholly
owned subsidiary, WICETPL, owns
WICET.
Other coal producers
who export coal through
WICET also hold shares
in WICET Holdings
Pty Ltd. In addition,
we and the other coal producers (or shippers) have
evergreen, ten-year take-or-pay agreements with
WICETPL
and pay a terminal handling charge
to export coal through WICET,
which is calculated by reference
to WICET’s
annual operating costs, as well as finance costs associated with
WICETPL’s extern
al debt facilities.
Under our WICET Take-or-Pay Agreement, Curragh’s
export capacity is 1.5 MMtpa,
and we are obligated to pay
the terminal handling
charge for
this capacity,
whether utilized
or not. The
terminal handling
charge calculation
is based on total operating and finance costs of WICET
PL being charged to contracted shippers in proportion
to
each shipper’s
contracted capacity. Under the
terms of the
WICET Take-or-Pay Agreement,
the terminal handling
charge payable
by us
can be
adjusted (increased
or decreased)
by WICETPL if
WICETPL’s operating and finance
costs change, or if a contracted shipper defaults on its take-or-pay agreement obligations and has its contracted capacity reduced
to nil.
Under the
terms
of the
WICET
Take
-or-Pay Agreement
,
there is
a limit
on how
much
WICETPL
can
charge
us
for
recovery
of
its
finance
costs,
referred
to
as
a
finance
cap.
Since
WICET
began
operating in
April 2015,
five WICET
Holdings Pty
Ltd shipper-shareholders
have defaulted
on their
obligations
under their respective
take-or-pay agreements
and subsequently
had those agreements
terminated. The
result
of these
terminations
was
a decrease
in the
aggregate contracted
tonnage
at WICET
from 27
MMtpa to
13.9
MMtpa.
Given the
operation
of the
finance cap
(which
has been
reached,
subject
to further
adjustment
for Consumer
Price Index, or
CPI) there is
a limit on the
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
to pay
a termination
payment. The
termination payment
is equal
to the
lesser of
our proportion
of
WICETPL’s
total external
debt (which
is based on
the proportion
that our contracted
tonnage bears
to the total
contracted
tonnage
at
WICET
when
the
payment
obligation
is
triggered)
and
ten
years
equivalent
terminal
handling
charges
at
the
prevailing
rate
at
the
time
that
the
termination
payment
falls
due.
We
have
provided
security to
WICETPL in
the form
of a
bank guarantee,
the amount
of which
is required
to cover
our estimated
liabilities as a shipper under the WICET Take
-or-Pay Agreement for the following 12-month period.
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
-or-Pay Agreement.

Coronado Global Resources Inc. Form 10-K December 31,
2025
54
Restrictions and
limitations related
to our
coal supply
agreements with
Stanwell may
adversely impact
our strategy, financial condition, results of
operations and business.
Coronado
has an
ACSA, as
amended from
time to
time, with
Stanwell
to supply
thermal coal
to the
Stanwell
Power Station.
Under the
ACSA, in
addition to
supplying thermal
coal at
a price
below the
cost to
Curragh of
mining and
processing the
coal, Coronado
paid certain
rebates to
Stanwell on
Met coal
exported from
certain
parts of
Curragh, which
represented the
deferred purchase
cost of
the right
to mine
certain areas
at Curragh.
Coronado has
also entered
into the
NCSA, as
amended from
time to
time, with
Stanwell, that
will commence
upon the expiration of the ACSA (which
is expected to occur in the first half of 2027
based on estimated volume
remaining to be
delivered).
Under the NCSA,
Coronado will supply
thermal coal to
Stanwell at a
fixed contract
price that varies in accordance with agreed formulae, inclusive of all statutory charges and royalties in respect of coal sold and
delivered under the
NCSA. Our cost
of supplying coal
to Stanwell has
been and may
continue to
be greater than the price paid by Stanwell.
In November 2025, we
and Stanwell entered into
the Second Amendment
to the ACSA and
NCSA that, among
other
matters,
provides
for
certain
prepayments
by Stanwell
to us,
and
the
deferral
of
the
payment
of certain
amounts by us to Stanwell.
The value of the Prepayment and Deferred Payment Balance will be settled through delivery of coal to
Stanwell in months when
our liquidity exceeds
$300.0 million. The Prepayment
and Deferred
Payment Balance bear interest at 7.5% per
annum, with the accrued amount (including accrued interest) capped at 1.2 times of the outstanding principal balance until the final delivery date pursuant to the NCSA.
Our ability to satisfy our obligations to Stanwell will depend on our financial condition and operating performance in
the
future,
which
are
subject
to
prevailing
economic
and
competitive
conditions
and
to
certain
financial,
business and
other factors
beyond our
control.
Our inability
to comply
with our
obligations under
the Stanwell
agreements could
result in
an event
of default
under those
agreements, which
could
have a
material adverse
effect on our credit ratings and financial condition.
The
Second
Amendment
also
limits
our
ability
to
pay
a
distribution
to
stockholders
(or
CDI
holders)
(e.g.,
a
dividend) such that
we are required to
maintain a minimum
cash liquidity of
at least US$300.0
million following:
(i)
such
distribution;
(ii)
any
required
repurchase
of
the
Notes
in
connection
with
such
distribution;
and
(iii)
payment to Stanwell of an equal
or greater amount (up to a
maximum of 3 times) than the
distribution being used
to reduce
the Prepayment
and Deferred
Payment Balance.
These restrictions may
impact our
decisions regarding
our ability to make distributions, which could restrict our
ability to execute on our business strategy.
Additionally, if our current controlling shareholder ceases to control us by disposing of 20% or more of its shares,
we must
immediately pay
all rebates
waived by
Stanwell, plus
interest. The
Company may
not have
sufficient
funds or liquidity (or access thereto) to repay the rebates in the event they become due and payable to Stanwell, which could adversely impact our financial condition, results of operations and our business.
We may not recognize the intended benefits of the ACSA or the NCSA, or similar agreements we may enter into in the future, and may
enter into similar agreements
in the future that limit
or restrict our business,
including our
ability to make distributions
to stockholders (or CDI
holders). The limitations and restrictions under
the ACSA and
the
NCSA
may
adversely
impact
our
ability
to
execute
on
our
strategy,
our
financial
condition,
our
results
of
operations and our business.
For
further
information
refer
to
Item 8.
“Financial
Statements
and
Supplementary
Data—Note
14.
Contract
Obligations.”
We could
be adversely
affected if we
fail to
appropriately provide financial
assurances for
our obligations.
Australian laws and
U.S. federal and
state laws require
us to provide
financial assurances related
to requirements
to reclaim lands used
for mining, to pay
federal and state workers’
compensation, to provide financial assurances
for coal lease obligations and to satisfy other operational
and miscellaneous obligations.
As of December 31, 2025, we had posted $20.0 million of surety bonds, $45.7 million of cash collateralized bank
guarantees and $95.9 million of cash collateral to meet
these obligations.

Coronado Global Resources Inc. Form 10-K December 31,
2025
55
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
these
bonds
or
other
acceptable
security
in
place
before
mining
can
commence
or
continue,
any
failure
to
maintain surety bonds, letters
of credit or other guarantees or
security arrangements would adversely
affect our
ability to mine coal. That failure
could result from a variety
of factors, including lack of
availability of surety bond
or letters of credit, higher expenses, unfavorable market terms, the exercise by third-party surety bond issuers of
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
On
October
23,
2025,
the
Scheme
Manager
issued
an
indicative
Annual
Review
Allocation
of
“High”
for
the
Curragh mine complex’s EA
number EPML00643713. As permitted
under the Financial Provision Act,
we made
formal submissions to the Scheme Manager requesting a review of this indicative rating. Following consideration
of the
Company’s formal
submission, the
Scheme Manager
confirmed the
Annual Review
Allocation of
“High,”
but
applied
discretion
as
permitted
under
the
Financial
Provision
Act
to
grant
transitional
relief
allowing
the
application
of
the
“Moderate-High”
risk
category.
This
risk
category
will
apply
until
the
next
Annual
Review
Allocation for the Curragh mine complex, which is expected to occur in November 2026.
Under the
transitional “Moderate–High”
risk category,
the Company
is required
to make
an annual
contribution
to the Scheme equivalent to 6.5% of Curragh’s ERC, rather than provide financial assurance in the form of bank
guarantees, insurance bonds or cash collateral equal to
100% of Curragh’s ERC.
There can
be no
assurance that
our risk
category allocation
will not
change or
increase in
future years,
which
could materially and
adversely impact our
financial condition and
results of operations.
In particular,
if the next
Annual Review Allocation
for EA number
EPML00643713 results in
a “High” rating, the
transitional relief will
no
longer be available
to us, and
we could
be required
to provide
financial assurance
equal to
100% of
Curragh’s
ERC.
The amount of
the ERC could
be material, and
we may be
unable to provide
sufficient cash
collateral or
secure sufficient guarantees or bonds on commercially
acceptable terms, or at all.
For more information on the Financial Provisioning Act, see Item 1.
“Business—Regulatory Matters—Australia—
Environmental Protection Act 1994 (Qld).”
Mine closures
entail substantial
costs. If we
prematurely close
one or more
of our
mines or
operations
at one
or more
of our
mines are
suspended, our
operations and
financial performance
would likely
be
adversely affected.
Federal and state
regulatory agencies
have the
authority following
significant health
and safety
incidents, such
as
fatalities,
to
order
mining
operations
to
be
temporarily
suspended
or
a
facility
be
permanently
closed.
For
example, on
December 18,
2025, operations
at our
Logan mine
in West
Virginia
were temporarily
suspended
after an employee
was fatally
injured. On
January 2, 2026,
following an
incident at the
Mammoth Underground
Mine where
a worker
was fatally
injured, operations
at the
two open
cut mines
at Curragh
(Curragh North
and
Curragh
South)
were
idled
for
24
hours
and
operations
at
the
Mammoth
Underground
Mine
at
Curragh
were
suspended.
We could also be required to close or discontinue
operations at particular mines before the end of their
mine life
due
to
environmental,
geological,
geotechnical,
commercial,
leasing
or
other
issues.
Such
closure
or
discontinuance
of
operations
could
result
in
significant
closure
and
rehabilitation
expenses,
employee
redundancy
costs,
contractor
demobilization
costs
and
other
costs
or
loss
of revenues.
If
and
when
incurred,
these closure and rehabilitation
costs could exceed our
current estimates. If one
or more of our mines
is closed
earlier than anticipated,
we would be
required to fund
the reclamation and
closure costs
on an expedited
basis
and
potentially
lose
revenues
and,
for
some
of
our
operations,
pay
for
take-or-pay
arrangements
that
we
no
longer use,
which
would
have
an
adverse
impact
on
our operating
and
financial
performance.
Many
of
these
costs could also be incurred
if a mine was unexpectedly
placed into care and maintenance
before the end of its
planned mine life, such as our Logan mine in the U.S.

Coronado Global Resources Inc. Form 10-K December 31,
2025
56
If the
assumptions underlying
our provision
for reclamation
and mine
closure obligations
prove to
be
inaccurate, we could be required to expend greater
amounts than anticipated.
The EP Act and
the SMCRA establish
operational, reclamation and
closure standards for
all aspects of surface
mining
as
well
as
deep
mining.
We
accrue
for
the
costs
of
current
mine
disturbance
and
final
mine
closure,
including
the
cost
of
treating
mine
water
discharge
where
necessary.
Estimates
of
our
total
reclamation
and
mine-closing liabilities totaled $154.4 million as of December 31, 2025, based upon permit requirements and the historical
experience
at
our
operations.
However,
these
estimates
depend
on
a
number
of
variables
and
assumptions, including the
estimated future asset
retirement costs and
the timing of
such costs, estimated
proven
reserves,
assumptions
involving
third-party
contractors,
inflation
rates
and
discount
rates,
and
therefore
are
subject
to
change.
If
these
accruals
are
insufficient
or
our
liability
in
a
future
year
is
greater
than
currently
anticipated,
our
future
operating
results
and
financial
position
could
be
adversely
affected.
See
Item 7.
“Management’s Discussion
and Analysis of
Financial Condition and
Results of Operations
—Critical Accounting
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
the
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
hedge a portion of the
foreign currency exposure
of our Australian Operations
from time to time. The
unhedged
portion of our
non-US$ exposure is subject
to the risk
of adverse movements in
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
57
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
and results of operations.
We are subject to extensive laws and regulations governing health and safety at coal mines in the United States
and Australia. As a result of increased stakeholder focus on health and safety issues (such as black lung), there
is a risk
of legislation
and regulatory
change that
may increase
our exposure
to claims
arising out
of current
or
former activities or
result in increased
compliance costs
(e.g., through requiring
improved monitoring standards
or
contribution
to
an
industry-pooled
fund).
Regulatory
agencies
also
have
the
authority,
following
significant
health
and
safety
incidents,
such
as fatalities,
to
order
mining
operations
to
be
temporarily
suspended
or
the
facility be permanently closed. As discussed
above, if further serious safety incidents occur
at any of our mining
facilities in the future, it is possible that a regulator might impose a range of conditions on re-opening of a facility,
including requiring capital
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
bargaining,
other
disputes
between
us
and
our
employees
or
disputes
affecting
our contractors
may
result
in
strikes or uncompetitive work practices.
As of
December 31,
2025, we
had 1,799
employees. In
addition, as
of December
31, 2025,
there were
1,859
contractors
supplementing
the
permanent
workforce,
primarily
at
Curragh.
As
of
December
31,
2025,
approximately
10.7%
of our
total employees,
all at
our
Australian Operations,
were represented
by organized
labor unions
and covered
by the
Enterprise Agreement
.
This Enterprise
Agreement will
expire in
2027 but
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
(including damages
claims) as
a result
of
our
use of
hazardous
materials
and generation
of hazardous
waste.
A number
of laws,
including, in the United States, CERCLA
and the RCRA, and in Australia, the EP Act, impose
liability relating to
contamination
by
hazardous
substances.
Furthermore,
the
use
of
hazardous
materials
and
generation
of
hazardous
and
other
waste
may
subject
us
to
investigation
and
require
the
clean-up
of
soil,
surface
water,
groundwater and other media.

Coronado Global Resources Inc. Form 10-K December 31,
2025
58
Mining
operations,
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
The coal mining industry
is subject to regulation
by federal, state and
local authorities in each
relevant jurisdiction
with respect
to
a range
of industry
specific and
general
matters.
Any future
legislation
and
regulatory
change
imposing more constraints or
more stringent requirements may
affect the coal mining
industry and may adversely
affect our financial condition and results of
operations. Examples of such changes are future laws
or regulations
that may limit GHG emissions,
attach a cost to GHG
emissions, limit the use of thermal
coal in power generation,
create
more
stringent
workplace
health
and
safety
laws,
create
more
rigorous
environmental
laws,
and
make
changes to existing taxation and royalty legislation.
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
2025
59
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
Item 1.
“Business—Regulatory
Matters—Australia” and “Business—Regulatory Matters
—United States.”
We
are
subject
to
extensive
forms
of
taxation,
which
impose
significant
costs
on
us,
and
future
regulations
and
developments
could
increase
those
costs
or
limit
our
ability
to
produce
coal
competitively.
Federal,
state
or
local
governmental
authorities
in
nearly
all
countries
across
the
global
coal
mining
industry
impose various
forms of
taxation
on coal
producers,
including production
taxes,
sales-related
taxes,
royalties,
stamp duties, environmental taxes and income taxes.
If new legislation or regulations related to various forms of coal taxation or income or other taxes generally which
increase our costs or limit our ability to compete
in the areas in which we sell coal, or which
adversely affect our
key customers, are
adopted, or if the
basis upon which
such duties or taxes
are assessed or
levied changes or
is different from that provided by us, our business, financial condition or results of operations could be adversely
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
Property Australia,
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
60
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
policies,
procedures
and
internal
controls
intended
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
In
addition,
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
longer beneficially
owns in
the aggregate
shares of
our common
stock representing
at least
10% of
our voting
stock, in which case we
shall thereafter be governed by Section
203 if and for
so long as Section 203
by its terms
would apply
to us.
Section 203
provides that
an interested
stockholder,
along with
its affiliates
and associates
(i.e., a stockholder that has
purchased greater than 15%,
but less than 85%, of
a company’s outstanding voting
stock (with certain exclusions)), may not engage in a business combination transaction with such company for a
period of
three
years
after
buying
more
than
15%
of
such
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
2025
61
Coronado
Group
LLC
and
the
EMG
Group
have
substantial
control
over
us
and
are
able
to
influence
corporate matters.
Coronado Group
LLC and
the EMG
Group have
significant
influence over
us, including
control over
decisions
that
require
the
approval
of
stockholders,
which
could
limit
the
ability
of
other
stockholders
to
influence
the
outcome of stockholder votes.
As of
December 31,
2025, the
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
markets transactions.
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
stock
by
exercising its registration
rights and selling
a large number
of shares of
CDIs. See Item 5.
“Market for Registrant’s
Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.”
Our non-employee directors and their respective
affiliates, including the EMG Group, may
be able to take
advantage of a corporate opportunity that would otherwise
be available to us.
The corporate opportunity
and related
party transactions provisions
in our
certificate of incorporation
could enable
any
of
our
non-employee
directors
or
their
respective
affiliates,
including
the
EMG
Group,
to
benefit
from
corporate opportunities
that might
otherwise be
available to
us. Subject
to the
limitations of
applicable law,
our
certificate of incorporation, among other things:
•
permits
us
to
enter
into
transactions
with
entities
in
which
one
or
more
non-employee
directors
are
financially or otherwise interested;
•
permits any
non-employee director
or his
or her
affiliates to
conduct a
business that
competes with
us
and to make investments in any kind of property in which we may make investments; and

Coronado Global Resources Inc. Form 10-K December 31,
2025
62
•
provides
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
deemed
to
have
acted
in
a
manner
inconsistent
with
his
or
her
fiduciary
or
other
duties
to
us
or
our
stockholders regarding the opportunity or to have acted
in bad faith or in a manner inconsistent with our
and our stockholders’ best interests.
These provisions enable a
corporate opportunity that would
otherwise be available to
us to be taken by
or used
for the benefit of the non-employee directors or their respective affiliates, including the EMG Group as a result of the rights granted to it under the Stockholder’s Agreement.
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
In
such
circumstances,
our
financial
condition
could
be
adversely
affected,
current
and
potential
future
stockholders could lose confidence in us and/or
our reported financial results, which may cause
a negative effect
on the trading price of our
CDIs, and we could be exposed
to litigation or regulatory
proceedings, which may be
costly or divert management attention.
The requirements of
being a public company
in the United
States and Australia may
strain our resources,
divert
management’s
attention,
and
affect
our
ability
to
attract
and
retain
executive
management
and
qualified board members.
Our CDIs are currently
listed on the ASX
and we are registered
as a foreign company
in Australia. As such,
we
are subject to continuous compliance requirements under relevant Australian laws and regulations, including the listing rules
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
and financial
compliance
costs,
make
certain
activities
more difficult,
time-consuming,
or costly,
and
increase
demand on
our systems
and resources.
The Exchange
Act requires,
among other
things,
that
we file
annual,
quarterly, and current reports with the SEC
with respect to our
business and results of
operations. In the absence
of
a
waiver
from
the
ASX
Listing
Rules,
these
SEC
periodic
reports
will
be
in
addition
to
our
periodic
filings
required
by
the
ASX
Listing
Rules.
The
Sarbanes-Oxley
Act
of
2002
requires,
among
other
things,
that
we
maintain
effective
disclosure
controls
and
procedures
and
internal
control
over
financial
reporting.
In
order
to
maintain
and,
if
required,
improve
our
disclosure
controls
and
procedures
and
internal
control
over
financial
reporting to
meet this
standard, significant
resources
and management
oversight will
be required.
As a
result,
management’s
attention
may
be
diverted
from
other
business
concerns
and
our
costs
and
expenses
could
increase, which
could
harm our
business
and results
of operations.
We
may need
to hire
more employees
or
engage outside consultants in the future,
which will increase our costs and expenses.

Coronado Global Resources Inc. Form 10-K December 31,
2025
63
In addition, changing laws,
regulations, and standards relating to
corporate governance and public disclosure
are
creating uncertainty
for public
companies,
increasing
legal and
financial
compliance
costs and
making
certain
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
stockholders.
We may issue more
CDIs in the future
in order to fund
future investments, acquisitions
or general operations
to
reduce our debt. While we will be subject to the constraints of the ASX Listing Rules regarding the percentage of
our capital that we are able to issue within a 12-month period (subject to applicable exceptions), any such equity issuances will dilute the ownership of existing holders
of our common stock.
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
64
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
•
changes in government policy,
legislation or regulation;
•
inclusion of our securities
in, or removal of
our securities from,
particular market indices
(including S&P
and ASX indices); and
•
the risks inherent to our business, including adverse weather
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
the trading
price and
volume of
any particular
security
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
and future
dividend payments
and repurchases
are within
the discretion
of our
Board of
Directors and
cannot be guaranteed.
The
payment
of
dividends
in
respect
of
our
common
stock
is
impacted
by
several
factors,
including
our
profitability,
retained earnings,
capital requirements
and free
cash flow,
as well
as applicable
covenants under
the Indenture
governing our
Notes, covenants
under the
ABL Facility
and terms
of our
other agreements
with
Stanwell. In certain circumstances, prior to paying any dividend to our stockholders, we are required to make an
equivalent (or greater)
payment to Stanwell
as well as an
offer to redeem
an equivalent amount
of our Notes (if
required by the
Indenture).
As a result,
if the Board
of Directors determines
to pay a
dividend, a significant
portion
of our
cash on
hand that
would otherwise
be available
to pay
dividends must
be used
for other
purposes. Any
future
dividend
payments
will
be
determined
by
and
declared
at
the
discretion
of
our
Board
of
Directors
considering
the
factors
above,
among
others.
There
is no
guarantee
that
any
dividends
will
be paid,
or stock
repurchases will be made, by
us in the future,
or if paid, paid at previous
levels. From time to time,
our Board of
Directors may also cancel previously announced dividend
payments.

Coronado Global Resources Inc. Form 10-K December 31,
2025
65
ITEM 1B. UNRESOLVED
STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy:
Coronado
uses
software
tools
to
identify,
assess,
and
manage
material
risks
from
cybersecurity
threats.
Coronado
heavily
relies
on
information
technology
systems
throughout
its
operations
and
acknowledges
the
critical
importance
of
safeguarding
its
digital
assets
and
protecting
sensitive
information.
Regular
security
assessments, including
penetration tests,
are conducted
to monitor
our data
security against
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
The
Risk
Management
Framework and Risk Management Policy outline:
•
Risk management responsibilities;
•
Risk assessment frequency;
•
Risk assessment criteria (likelihood and consequence);
•
The requirement to implement internal controls; and
•
The level within the organization risk assessments are
to be performed.
Certain
key
controls
incorporated
into Coronado’s
internal control
processes
are
linked to
cybersecurity
risks,
including controls
over access
and change
management for
key financial
systems. Where
the management
of
these
key
financial
systems
is
outsourced
to
third
parties,
Coronado
obtains
assurance
reports
on
the
effectiveness
of
key
vendor
controls.
Additionally,
Coronado
uses
third
parties
to
conduct
cybersecurity
penetration testing at Coronado's U.S.
and Australian operations. In 2023,
Coronado created the Digital Advisory
Committee, or
DAC, which
is chaired
by the
Vice President
of Information
Technology.
As part
of Coronado’s
processes to
oversee and identify
cybersecurity threats
associated with
its use of
third-party
service providers,
the
DAC
is
tasked
with
reviewing
new
software
requests
from
Coronado’s
various
divisions.
The
DAC
is
comprised
of
business
systems,
plant
and
operational
personnel
from
both
Coronado’s
U.S.
and
Australian
operations.
As of the
filing of this
Annual Report on
Form 10-K, Coronado
is not aware
of any risks
from cybersecurity threats,
including as a result of any previous cybersecurity incidents that have occurred since the beginning of 2025
that
have materially affected,
or are reasonably
likely to
materially
affect, Coronado,
including Coronado’s
business
strategy, results
of operations or financial condition. Coronado
could be subject to cybersecurity
incidents in the
future
which
may
have
a
material
adverse
effect
on
Coronado’s
business
strategy,
results
of
operations
or
financial condition. For
further information
on Coronado’s
risks relating to
cybersecurity threats,
see “Operation
and Technology
Risks” in the “Risk Factors” section of this Form
10-K.
Governance:
The
Board
of
Directors
is
responsible
for
reviewing,
ratifying,
and
monitoring
systems
of
risk
management,
internal
control,
and
legal
compliance.
This
includes
identifying
the
main
risks
associated
with
Coronado's
businesses,
including
cybersecurity
risk,
and
implementing
appropriate
systems
to
manage
such
risks.
As
outlined in
the charter
of the
Audit Governance
and Risk
Committee, or
the AGRC,
the Board
of Directors
has
delegated to the
AGRC responsibility for
overseeing corporate and
governance risk management,
financial risk
management, and compliance
with applicable laws,
regulations, standards,
and best practice
guidelines, which
includes the oversight of cybersecurity risk.
The AGRC is informed of cybersecurity risks by management, which includes an
annual cybersecurity risk
presentation.
As part
of their
review of
reports
from management,
the
AGRC
and IT function
provide cybersecurity risk updates to
the Board of Directors,
which enables the Board
of Directors
to incorporate the insights of such reports into its overall risk oversight analysis.

Coronado Global Resources Inc. Form 10-K December 31,
2025
66
Supporting this governance
framework, the
Executive Leadership
Team,
or ELT,
is responsible
for maintaining
effective
systems
of
risk
management
and
internal
control.
Within
this
framework,
the
Vice
President
of
Information
Technology
is
responsible
for
the
cybersecurity
function.
The
Vice
President
of
Information
Technology has experience in various roles involving managing information systems and cybersecurity functions
and
developing
cybersecurity
strategies.
The
Vice
President
of
Information
Technology
reports
to
the
Group
Chief Financial Officer,
or Group CFO, who is a member of the ELT
.
In order to prevent, detect, mitigate and
remediate cybersecurity incidents, Coronado maintains a Cyber Incident
Response Plan, or the Plan.
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
SA
NSW
MINE LOCATION

Coronado Global Resources Inc. Form 10-K December 31,
2025
67
ITEM 2.
PROPERTIES
Summary Overview of Mining Operations
Coronado owns and controls
a portfolio of operating
mines and development projects
in Queensland, Australia,
and
Virginia,
West
Virginia
and
Pennsylvania
in
the
United
States.
Our
Australian
Operations
consist
of
the
100%-owned
Curragh mine
complex, which
includes
two open
cut mines
(Curragh
North and
Curragh
South)
and
an
underground
mine
(Mammoth
Underground).
With
respect
to
our
U.S.
Operations,
Coronado
owns
a
100%
interest
in two
producing
mine complexes
(Buchanan
and
Logan)
and
one
development
property
(Mon
Valley Minerals). On January
14, 2025,
Coronado completed the
sale of
its non-core
and idle
Greenbrier property,
and
on November
21,
2025,
Coronado
completed
the
sale
of
its non-core
Russell
County
property,
and
as a
result, our
coal
reserves
and coal
resources
as of
December
31,
2025 do
not
include
coal reserves
and coal
resources attributable to those properties.
Figures 1
and 2
below show the
locations of our
mining properties in
Australia and
the United States,
respectively.
Figure 1: Australian Operations:

Active Complexes
Development/Idle Complexes
CSX
NS
Coal Terminal
Mon Valley Reserve
Pennsylvania
Maryland
CNX Terminals
West Virginia
Logan Mine Complex
Kentucky
Virginia
Buchanan Mine Complex
Pier VI, DTA,
Pier IX Coal Termial
Hampton Roads, VA
Tennessee
North
Carolina

Coronado Global Resources Inc. Form 10-K December 31,
2025
68
12.8 12.6
25.4
12.6
14
26.6
13.4
13.8
27.2
Australia United States Group
ROM production (Mt)
FY23 FY24 FY25
10.0
5.8
15.8
9.7
5.7
15.3
10.6
5.3
16.0
Australia United States Group
Saleable production (Mt)
FY23 FY24 FY25
Figure 2: U.S. Operations:
The
below
charts
show
ROM
production
and
saleable
production
for
our
Australian
Operations
and
our
U.S.
Operations for the years ended December 31, 2025, 2024
and 2023.
See the descriptions of our material mining properties
under “—Curragh,” “—Buchanan,” “—Logan” and “—Mon
Valley”
below
for
more
information.
Table
1
below
contains
a
summary
of
the
key
information
relative
to
the
various
Coronado
properties.
Tables
2
and
3
provide
a
summary
of
our
coal
resources
and
reserves,
respectively, as of December
31, 2025.

Coronado Global Resources Inc. Form 10-K December 31,
2025
69
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
(2)
We believe we have secured all
environmental licenses and permits
required under applicable law and
have all necessary permits
and licenses regarding cultural heritage, native
title and various other social issues to support
current mining operations.
(3)
Subject to the exercise of our renewal rights thereunder, most of the leases at our U.S. mining properties expire upon exhaustion of the relevant reserves.
(4)
Proposed mine type.

Coronado Global Resources Inc. Form 10-K December 31,
2025
70
Table 2.
Summary Coal Resources Exclusive of Reserves
as of December 31, 2025.
(1)
Coal Resources (In Situ, MMt)
(2)(3)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
Australia
Open cut 204 73 277 43 23.6% 0.6% 19.9%
Underground 41 68 109 105 18.6% 0.4% 18.1%
Total
Australia
245 141 386 148
United States
Buchanan 29 5 34
-
16.0% 0.8% 18.0%
Logan 30 41 71 3 17.0% 1.0% 31.0%
Total
United States
59 46 105 3
Total
304 187 491 151
(1)
For more
information regarding price
assumptions used
in the
calculation of
coal resources
as of
December 31,
2025, see
the
individual property disclosures below.
(2)
Australian resources are estimated inclusive of 5.3%
in-situ moisture.
United States resources are estimated on a
dry basis.
(3)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.
Table 3.
Summary Coal Reserves (Marketable Sales Basis) as of
December 31, 2025.
(1)
Demonstrated Coal Reserves (Wet Tons,
Washed or Direct Shipped, MMt) (2)(3)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
Australia
Open cut 155 14 169 11.0% 0.5% 19.5%
Underground 25 9 35 10.0% 0.3% 16.9%
Total
Australia
180 23 204
United States
Buchanan 74 6 80 6.0% 0.7% 20.0%
Logan 39 22 61 8.0% 0.9% 35.0%
Mon Valley 78 57 134 8.0% 1.2% (4) 35.0%
Total
United States
191 85 275
Total 371 108 479
(1)
For more
information regarding
price assumptions
used in
the calculation
of coal
reserves as
of December
31, 2025,
see the
individual property disclosures below.
(2)
For more information regarding moisture assumptions used in the calculation of coal reserves as of December 31, 2025, see the
individual property disclosures below.
(3)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.
(4)
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
2025
71
Curragh
Curragh is a
production-stage mining property that
consists of two
active, open cut,
surface mines (Curragh
North
and Curragh South) and one underground mine (Mammoth Underground).
Coal mine production at the Curragh
property
has
been
historically
accomplished
by
surface
mining
methods
since
the
mine’s
inception
in
1983.
Presently,
coal production
at the
Curragh mine
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
2025
72
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
out systems
for dispatches
via the
Blackwater rail
line to
the Port
of Gladstone
or the
Stanwell Power
Station.
See Item 1. “Business—Transportation
—Australian Operations” for additional
information regarding the rail
and
port services available to
Curragh. Curragh also has
maintenance facilities for the
fleet of mining equipment,
as
well as office buildings for the mine staff and personnel.
Established,
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
66kV and
22kV distribution
networks to
supply the
draglines, shovel
and CPPs.
The upgrades
to the
power supply required
for full underground
production at Mammoth
have been completed.
There is now
adequate
power supply for underground production with four continuous miner units.
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
exploring and mining. An ML is
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
,
and the Queensland government can vary
the terms
and conditions
on renewal.
There are
a number
of existing
petroleum tenements
which overlap
with
the
Tenements.
The
priority,
consent
and
coordination
requirements
under
the
MRA,
MERCPA
and
the
Petroleum
and
Gas
(Production
and
Safety)
Act
2004
(Qld)
(as
relevant)
may
apply
with
respect
to
those
overlaps.
Extensive
statutory
protocols
govern
the
relationships
between
co-existing
mining
and
exploration
rights and these
protocols are largely focused
on encouraging the overlapping
tenement holders to negotiate and
formulate arrangements
that enable the
co-existence of
their respective
interests. To
date, we have
negotiated
arrangements in place with all of our overlapping tenement holders and have full access to all of our Tenements.
See
Item
1.
“Business—Regulatory
Matters—Australia”
for
additional
information
regarding
Curragh’s
Tenements.
Property control and mining rights at Curragh are entirely expressed in the MLs and MDLs mentioned above. An overlapping
petroleum
tenure
exists
over
the
southern
and
eastern
extents
of
the
Tenements.
Under
the
MERCPA,
this
requires
annual
information
exchanges,
including
the
provision
and
maintenance
of
joint
information management
plans with the
overlapping tenement
holder.
Curragh is
compliant with the
legislation
and there are no current restrictions on coal mining.
As conditions to certain
of the Tenements, Curragh is subject to royalties payable
to the Queensland government
on a regulated,
tiered structure. This tiered royalty payment regime is dependent on the AUD/t revenue received from the coal sales, and
varies from 7% for sales up
to A$100/t, to up to
40% for sales over A$300/t.
Additionally,
if MDL
162 advances
from development
to production,
we would
be required,
under a
private royalty
deed, to
pay a base royalty of
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
in March 2018.
Production history has been approximately
10.0 MMt in 2023, 9.6 MMt in 2024 and
10.6 MMt in
2025.

Coronado Global Resources Inc. Form 10-K December 31,
2025
73
Prospecting
and exploratory
drilling has
been done
at Curragh
since the
1960s.
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
Open cut
coal mine
development at
the Curragh
property has,
since inception,
been accomplished
by surface
mining methods. The mine characteristics and output levels allow it to be ranked as a large coal operation when
compared
to
other
producers
in
Australia
and
worldwide.
Curragh
operates
four
large
electric
draglines
and
additional fleets of hydraulic excavators.
Curragh has two CPPs, CPP1 and CPP2. CPP1 is the older of the two processing plants and has a documented
nameplate
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
We focus on the long-
term
potential
of
the
mine
complex
and
regularly
monitor
developments
in
the
mining
industry
for
technology
improvements and
new equipment
that could
help us
increase efficiency
and lower our
costs. Curragh’s
oldest
mining
equipment,
including
two
draglines,
began
operations
in
1983.
Prior
to
Coronado
taking
over
mining
operations,
Wesfarmers
Ltd.
made
improvements
to
the
processing
facilities
at
Curragh,
including
the
commissioning of the second CPP
in 2012 and replacing the raw
coal crushing system at Curragh
Main with an
updated circuit
in 2016.
Wesfarmers Ltd.
also started
a corrosion
and structural
repair program
over ten
years
ago that
has continued
since acquisition.
This program
helps ensure
that the
assets are
available well
into the
future. From time to time, we also
update and improve other equipment and facilities to maintain their usefulness and optimize our competitiveness. As of December 31, 2025, the book value of Curragh and its associated plant and equipment was $831.8 million.
Underground mining
commenced at
the Mammoth
Underground Mine
in late
2024 via
the final
highwall in
the
Curragh North open pit mine. The underground mining method being used at Mammoth is bord and pillar mining using primary extraction of
panels with roadway widths of
6.5 meters, reducing to
6 meters where the
overburden
thickness or mining
conditions require.
As of December
31, 2025, there
were three operating
continuous miner
units operating at
Mammoth, with full
production expected
in 2026. Underground
mining initially commenced
in
the Mammoth seam at Mammoth
South and is planned to
continue across two mining
areas: Mammoth Central
and North. From 2031, underground mining will transition
to a lower seam called the Mackenzie seam
and mine
out the
remining reserves from
this lower
seam to
end of
mine life
which is
currently estimated to
be approximately
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
of December 31, 2025
and 2024 are shown
in Tables
4 and 5, respectively.

Coronado Global Resources Inc. Form 10-K December 31,
2025
74
Table
4.
Curragh
–
Summary
of
Coal
Resources
Exclusive
of
Reserves
as
of
December
31,
2025
and
2024. (1)
Coal Resources
(Wet Tons, In Situ, MMt) (2)(3)(4)(5)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2025
Open Cut 204 73 277 43 23.6% 0.60% 19.9%
Underground 41 68 109 105 18.6% 0.40% 18.1%
Total
245 141 386 148
December 31, 2024
Open Cut 165 83 247 52 23.6% 0.60% 19.9%
Underground 41 62 103 106 18.6% 0.40% 18.1%
Total
206 145 350 158
(1)
Curragh determines the resources exclusive of reserves below a 15:1 in-situ strip ratio as being suitable for
open pit mining, and
above 15:1 in-situ strip ratio being suitable for underground mining with a minimum seam thickness of 1.8
meters.
(2)
There are resources suitable for open
cut mining outside of the declared
reserves.
The initial economic assessment
for resources
exclusive of reserves
as of December
31, 2024, and
2025 assumed the
same revenue pricing
based on an
assumed long-term
average
realized
sales
price
of
$133
per
Mt
for
FOB
for
the
open
cut
resources
and
$140
per
Mt
FOB
for
the
underground
resources. This is explained further in Section
11.5 of the Curragh technical report summary, or TRS.
(3)
Table 1-1 of the Curragh TRS provides a summary of Curragh resource tons inclusive of reserve tons as of December 31, 2023.
(4)
Reported on a 5.3% in-situ moisture basis.
(5)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.
Table
5.
Curragh –
Summary of
Coal Reserves
(Marketable
Sales Basis)
as of
December 31,
2025 and
2024.
(1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt)
(2)(3)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2025
Open Cut 155 14 169 11.0% 0.5% 19.5%
Underground 25 9 35 12.9% 0.3% 16.9%
Total
180 23 204
December 31, 2024
Open Cut 163 15 177 12.9% 0.5% 19.3%
Underground 26 10 36 10.0% 0.3% 16.9%
Total
189 25 213
(1)
Based on
long-term revenue
pricing assumption
data outlined
by Coronado
described in
Section 16
of the
Curragh TRS.
The
pricing
data for
December 31,
2024 assumes
an
average realized
revenue price
of
$131
per
Mt sold
over
the
LOM,
and
for
December 31, 2025 assumes an average realized
price of $146 per Mt sold over the LOM.
(2)
The open cut marketable reserves are reported on a
9.5% product moisture basis and the underground marketable reserves are reported on a 10% product moisture basis.
(3)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.
From
December
31,
2024
to
December
31,
2025,
measured
and
indicated
resources
exclusive
of
reserves
increased by 36 MMt to a total of 386 MMt as a result of continued drilling allowing for reclassification of Inferred and Indicated
coal resources into
higher-confidence categories. From
December 31, 2024
to December 31,
2025,
total marketable coal reserves decreased
by 9 MMt
in line with
production depletion from the
Curragh operations.

Coronado Global Resources Inc. Form 10-K December 31,
2025
75
Barry Lay
(BSc Geology
(Hons); MAusIMM
of Resology
Pty Ltd),
Daniel Millers
(B. Eng.;
MAusIMM(CP)), and
Claire McGahan (B.
Eng.; MAusIMM(CP) of
Talisman
Technical
Pty Ltd), whom
we refer to, collectively,
as the
Australian QPs, prepared the
estimates of coal resources
and reserves summarized in
Tables
4 and 5.
A copy
of the Australian
QPs’ TRS
with respect
to Curragh,
dated February
16, 2024,
or the
Curragh TRS,
is filed
as
Exhibit 96.1
hereto. None of
Mr. Lay, Resology Pty Ltd, Ms.
McGahan for Talisman Technical Pty Ltd are
affiliated
with Coronado.
Mr.
Millers is
employed full-time
as the
Superintendent Long
Term
Planning for
our subsidiary,
CCPL.
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
and other
factors.
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
A map of Buchanan is shown in Figure 4.

Virginia
West Virginia
Buchanan County
Grundy
War
N&S
VP-4
Grundy
Vansant
Patterson
Keen Mountain
Bradshaw
Jewell Ridge
War
Amonate
Vansant
Shortt Gap
616
VP-2
460
McDowell County
Buchanan No.1
Tazewell County
Keen Mtn. Fault
Dry Fork Anticline
Boissevain Fault
Vansant
Big A Mtn
Keen Mountain
Honaker
460
Jewell Ridge
Richlands
Amonate
Pounding Mill
67
Russell County
Russell Fork Fault
Richlands
631
Raven
N&S
0
4
Miles
Claypool Hill

Coronado Global Resources Inc. Form 10-K December 31,
2025
76
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
Under the
terms of
the relevant
leases, we
are required
to pay
royalties ranging
from 3%
to 6%
of the
selling
price
of
coal
mined
from
the
corresponding
leasehold
and,
for
the
majority,
an
annual
minimum
royalty,
irrespective of
production.
Coal produced
at Buchanan,
however,
is not
subject
to “wheelage
fees”
(i.e., fees
payable on coal
mined and
removed from properties
other than
the particular
leasehold and hauled
across the
leasehold premises).
The
property
was
formerly
controlled
by
Consolidation
Coal
Company,
or
CONSOL.
Mine
development
was
started by
CONSOL in
1983,
and longwall
production began
in 1987.
Coronado acquired
the Buchanan
Mine
from CONSOL in March 2016.
Production history has been approximately 3.6
MMt in 2023, 3.5 MMt
in 2024 and
3.6 MMt in 2025.

Coronado Global Resources Inc. Form 10-K December 31,
2025
77
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
We also
purchase natural
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
sections
and switched
to
PLC
control
systems
and variable
frequency
drive,
or VFD,
starters
on our
belt
drives.
As
of
December 31, 2025, the book value of Buchanan and its
associated plant and equipment was $582.0 million.
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
Item 1.
“Business—Regulatory
Matters—United States”
for a
discussion of
the permitting
conditions
applicable to Buchanan.
Summaries of Buchanan’s coal resources and reserves as of December 31,
2025 and 2024 are shown in Tables
6 and 7, respectively.

Coronado Global Resources Inc. Form 10-K December 31,
2025
78
Table
6.
Buchanan –
Summary of Coal
Resources Exclusive
of Reserves
as of December
31, 2025
and
2024. (1)
Coal Resources (Dry Tons, In Situ, MMt) (2)(3)(4)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2025 29 5 34
—
16.0% 0.8% 18.0%
December 31, 2024 29 5 34
—
16.0% 0.8% 18.0%
(1)
Pricing for resources is
described in Section 11.3.1
of the Buchanan
TRS (as defined below).
Based on an
assumed long-term
average price of $143 per Mt (FOB loadout)
for Buchanan resources as of December 31,
2024.
(2)
Exclusive of reserve
tons. Table
1-1 of the
Buchanan TRS provides
a summary of
Buchanan resource tons
inclusive of reserve
tons as of December 31, 2025.
(3)
Reported on a dry basis.
Surface moisture and inherent moisture are excluded.
(4)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.
Table
7.
Buchanan – Summary
of Coal Reserves
(Marketable Sales Basis)
at the End of
the Fiscal Year
Ended December 31, 2025 and 2024. (1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)(3)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2025 74 6 80 6.0% 0.7% 20.0%
December 31, 2024 78 6 83 6.0% 0.7% 20.0%
(1)
Pricing data as provided by Coronado is described
in Section 16.2 of the Buchanan TRS For Buchanan
reserves as of December
31, 2024, the pricing data assumed a weighted average domestic and international FOB-mine price of approximately $142
per Mt
for calendar year
2025; which decreases to
approximately $132 to $139
per Mt through
year 2029 and
averages approximately
$157 per Mt over the LOM.
(2)
Reported on a 6.0% moisture basis.
(3)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.
From
December
31,
2024,
to
December
31,
2025,
total
reserves
decreased
approximately
4%,
from
approximately
83.0
MMt
to
approximately
80.0
MMt.
The
net
reduction
of
3.6
MMt
of
total
reserves
was
attributable to one year of mining depletion.
Marshall Miller
& Associates,
Inc., a
third-party
firm comprising
mining
experts, whom
we refer
to as
the U.S.
QPs, was retained
by Coronado to
prepare volumetric adjustments
to previous (circa
December 31, 2024)
coal
resource and
reserve estimates.
The resulting
estimates
of coal
resources
and reserves
as of
December 31,
2025, are
summarized
in Tables
6 and
7.
Such estimates
are purely
a mathematical
adjustment
based upon
mine
depletion
and
did
not
consider
adjustments
to
geological
models
or
the
consideration
of
changes
to
modifying factors incurred in 2025, including economics.
A copy of the U.S. QPs’ most recent TRS, reflective of
resources and reserves
as of December
31, 2024, which
serves as the
basis of the
volumetric adjustment
with
respect to
Buchanan, dated
as of
February 1,
2025, or
the Buchanan
TRS, is
filed as
Exhibit 96.2
hereto. The
U.S. QPs are not affiliated with Coronado.
The U.S.
QPs prepared
the December
31, 2024,
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
2025
79
As
summarized
in
Section
7.1
in
the
Buchanan
TRS,
the
U.S.
QPs
utilized
data
from
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
and
other
data.
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
Logan
Coronado’s Logan property is
currently in the
production stage.
Logan consists of four
active underground mines
and supporting infrastructure
that produce High-Vol
Met coal using
the room and
pillar mining method,
and two
temporarily idle surface mines (Toney
Fork and Elklick) and supporting infrastructure that
produce both Met and
thermal coal using
the contour
and highwall
mining methods.
Underground mine
operations were
active during
2025 at the Powellton No. 1, Lower War Eagle, Eagle No. 1 and Muddy Bridge Mines, with one, three, three and two active mining sections,
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
2025
80
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
The mining of
Logan was commenced in
1945 by Lorado
Mining Company, or Lorado. Lorado was
sold to Buffalo
Mining Company
in 1964
and then
to Pittston
Coal Company
in 1971.
Pittston operated
the property
until the
early 1990’s.
After being idle for
a period, the property
was then sold to
Addington Resources in
2004.
Imagin
Natural
Resources
acquired
the
property
in
2007
and
sold
it
to
Cliffs
Natural
Resources Inc.
(now
known
as
Cleveland-Cliffs Inc.) in 2011,
which in turn sold
the property to Coronado
in 2014. Production history
has been
approximately 2.5 MMt in 2023, 2.1 MMt in 2024 and 1.8
MMt in 2025.
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
31, 2025, underground
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
The currently idled Toney
Fork and Elklick surface
mines extracted Met and
thermal coal using the
contour and
area
mining
methods.
The
mines
used
spreads
of
front-end
loaders,
large
tractors/dozers
and
rock
trucks
to
remove
overburden
and
expose
the
coal.
When
operations
at
Toney
Fork
and
Elklick
resume,
we
expect
to
deploy highwall mining when
overburden volumes exceed
economical stripping ratios
associated with area
and
contour mining. Trucks hauled raw coal from Toney Fork and Elklick to the
CPP site for cleaning or
to the loading
site to be shipped directly to customers.

Coronado Global Resources Inc. Form 10-K December 31,
2025
81
Our current plans
at Logan contemplate
13 total mines,
consisting of ten
underground mines and
three surface
mines, including
four mines
currently in
operation.
The proposed
underground mines
would extract
coal using
the room
and pillar
mining method,
and the
proposed surface
mines would
extract coal
using area,
contour or
highwall mining methods, or some combination thereof.
Generally,
the mining equipment
and facilities at Logan
are in good operating
condition.
We focus on the
long-
term
potential
of
the
mine
complex
and
regularly
monitor
developments
in
the
mining
industry
for
technology
improvements
and
new
equipment
that
could
help
us increase
efficiency
and
lower
our costs.
Logan’s
oldest
mining
equipment
and
facilities,
including
the
CPP
and
loadout
facility,
began
operations
in
2008,
when
the
Powellton
No.
1
mine
started
production.
Since
acquiring
the
Logan
operations,
we
have
implemented
improvements
at the
CPP,
which have
resulted in
increased capacity.
From time
to time,
we also
update and
improve
other
equipment
and
facilities
to
maintain
their
usefulness
and
optimize
our
competitiveness.
As
of
December 31, 2025, the book value of Logan and its associated plant and equipment was $214.0 million.
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
Summaries of Logan’s
coal resources and
reserves as of
December 31, 2025
and 2024 are
shown in Tables
8
and 9, respectively.
Table 8.
Logan – Summary
of Coal Resources
Exclusive of Reserves
as of
December 31, 2025
and 2024.
(1)
Coal Resources (Dry Tons, In Situ, MMt)
(2)(3)(4)
Quality (Air-Dried Basis)
Measured Indicated
Measured
+
Indicated
Inferred Ash Sulfur
Volatile
Matter
December 31, 2025 30 41 71 3 17.0% 1.0% 31.0%
December 31, 2024 30 41 71 3 17.0% 1.0% 31.0%
(1)
Pricing for resources is described in Section
11.3.1 of the
Logan TRS (as defined below).
For Logan resources as of December
31, 2024, the
assumed long-term
average price was
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
December 31, 2025.
(3)
Reported on a dry basis.
Surface moisture and inherent moisture are excluded.
(4)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.

Coronado Global Resources Inc. Form 10-K December 31,
2025
82
Table
9.
Logan
–
Summary
of
Coal
Reserves
(Marketable
Sales
Basis)
as
of
December
31,
2025
and
2024. (1)
Demonstrated Coal Reserves (Wet Tons,
Washed or Direct Shipped, MMt)
(2)(3)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2025 39 22 61 8.0% 0.9% 35.0%
December 31, 2024 40 23 62 8.0% 0.9% 35.0%
(1)
Pricing data as
provided by Coronado is
described in Section
16.2 of the
Logan TRS.
For Logan reserves
as of December
31,
2024, the pricing data assumed respective
HVA, HVB and thermal FOB-mine prices of approximately
$171, $151, and $80 per Mt
for calendar year 2025.
HVA, HVB, and thermal prices respectively were assumed
to decrease to approximately $162, $144,
and
$83 per Mt through year 2027, and then increase
to $306, $271, and $150 per Mt through
year 2057.
(2)
Reported on a 4.5% - 6.0% moisture basis.
(3)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.
From
December
31,
2024,
to
December
31,
2025,
total
reserves
decreased
approximately
2%,
from
approximately
62.0
MMt
to
approximately
61.0
MMt.
The
net
reduction
of
1.4
MMt
of
total
reserves
was
attributable to a one year of mining depletion.
Surface mining and highwall miner, or HWM, activities at the Logan complex were temporarily idled in 2025. The decision reflected short-term
operational and capital
management considerations, including
the deferral of
certain
equipment rebuilds and
replacements and restrictions
on mine development
expenditures implemented
as part
of broader corporate cash-flow management initiatives. These actions were not driven by geological or technical factors
and
do
not
reflect
a
change
in
the
underlying
coal
resource
or
reserve
base
for
the
Logan
complex.
Underground operations continue to support the
mine plan, and the
Company retains the ability to
restart surface
and
HWM
activities
as
market
conditions
and
capital
availability
permit.
As
a
result
of
the
temporary
idling,
near-term production sequencing
has been adjusted;
however, the
long-term potential of
the Logan Operations
remains supported by the existing resource and reserve
estimates.
Marshall Miller
& Associates,
Inc., a
third-party
firm comprising
mining
experts, whom
we refer
to as
the U.S.
QPs, was retained
by Coronado to
prepare volumetric adjustments
to previous (circa
December 31, 2024)
coal
resource and
reserve estimates.
The resulting
estimates
of coal
resources
and reserves
as of
December 31,
2025, are
summarized
in Tables
8 and
9.
Such estimates
are purely
a mathematical
adjustment
based upon
mine
depletion
and
did
not
consider
adjustments
to
geological
models
or
the
consideration
of
changes
to
modifying factors incurred in 2025, including economics.
A copy of the U.S. QPs’ most recent TRS, reflective of
resources and reserves as
of December 31, 2024,
which serves as the
basis of the volumetric
adjustment, with
respect to Logan, dated as of February 1, 2025, or the Logan TRS, is filed as Exhibit 96.3 hereto. The U.S. QPs
are not affiliated with Coronado.
The U.S.
QPs prepared
the December
31, 2024,
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
utilized data
from 1,160
available core,
rotary,
and
gas well
s
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
and
other
data.
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
2025
83
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
2025.
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
2025
84
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
from nearby public
water sources or
rivers.
Electricity is
anticipated to
be
sourced
from
West
Penn
Power
or
Duquesne
Light.
The
service
industry
in
the
areas
surrounding
the
proposed
mine
complex
has
historically
provided
supplies,
equipment
repairs
and
fabrication,
and
other
necessary goods and services.
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
2040 and, finally, the Fallowfield mine in
2059.
The proposed Mon Valley underground mines
are expected
to use
the room
and pillar
mining method
with limited
pillaring as
to cause
no subsidence.
Each
mine
is expected
to
have
three
continuous
miner
sections,
with
two
continuous
miners,
two
roof
bolters,
four
shuttle cars and two scoops per
section.
The shuttle cars would haul extracted
coal from the production face
to
a feeder breaker-conveyor
system, which would carry
raw coal to a surface
stockpile and CPP.
The CPPs and
surface facilities are intended
to have large
raw and clean
coal storage areas to
facilitate efficient loading of
clean
coal into
barges or
rail cars
for transport.
We have
not yet
completed detailed
designs of
the infrastructure
or
surface facilities for the proposed Shaner and Fallowfiel
d
mines.
As of December 31, 2025, the book value of Mon
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
Mon Valley contains no resources exclusive of reserve tons as of
December 31, 2025 and 2024. Table 1-1 of the
Mon Valley
TRS (as
defined below)
provides a summary
of Mon Valley
resource tons
inclusive of
reserve tons
as of December 31, 2025.

Coronado Global Resources Inc. Form 10-K December 31,
2025
85
A summary of Mon Valley’s
coal reserves as of December 31, 2025 and 2024 is shown
in Table
10.
Table
10.
Mon Valley
– Summary
of Coal
Reserves (Marketable
Sales Basis)
as of
December
31, 2025
and 2024. (1)
Demonstrated Coal Reserves (Wet Tons, Washed
or Direct Shipped, MMt) (2)(4)
Quality (Air-Dried Basis)
Proven Probable Total Ash Sulfur
Volatile
Matter
December 31, 2025 78 57 134 8.0% 1.2% (3) 35.0%
December 31, 2024 78 57 134 8.0% 1.2% (3) 35.0%
(1)
Pricing data as
provided by
Coronado is described
in Section 16.2
of the
Mon Valley TRS. For
Mon Valley reserves as
of December
31, 2024, the pricing data assumed
a blended HVB domestic and
export FOB-mine nominal price of
$183 per Mt for calendar
year
2030; HVB domestic and export prices respectively,
were assumed to increase by 2% annual inflation
thereafter.
(2)
Reported on a 6.0% moisture basis.
(3)
LOM sulfur for Pangburn is an estimated 1.2%; however, overall Mon
Valley Complex reserve average is 1.4% sulfur.
(4)
Some numerical figures
in the table
have been subject
to rounding adjustments.
Accordingly,
numerical figures shown as
totals
may not equal the sum of the figures that precede
them.
Total
reserves did not change from December 31, 2024, to
December 31, 2025.
Marshall Miller
& Associates,
Inc., a
third-party
firm comprising
mining
experts, whom
we refer
to as
the U.S.
QPs, was retained
by Coronado to
prepare volumetric adjustments
to previous (circa
December 31, 2024)
coal
resource and
reserve estimates.
The resulting
estimates
of coal
resources
and reserves
as of
December 31,
2025, are
summarized
in Table
10.
Such estimates
did not
consider adjustments
to geological
models or
the
consideration of
changes to
modifying factors
incurred in
2025, including
economics.
A copy
of the
U.S. QPs’
most recent
TRS, reflective
of resources
and reserves
as of December
31, 2024,
which serves
as the
basis of
the
volumetric
adjustment,
with
respect
to
Mon
Valley
(Pennsylvania
Upper
Freeport
Holdings),
dated
as
of
February 1,
2025, or
the Mon
Valley
TRS, is
filed as
Exhibit 96.4
hereto. The
U.S. QPs
are not
affiliated
with
Coronado.
The U.S.
QPs prepared
the December
31, 2024,
estimates of
coal resources
and reserves
using core
drilling
data available from
exploration activities
at Mon Valley
conducted by numerous
entities over time.
Most of this
information
was
obtained
prior
to
our
acquisition
of
the
Mon
Valley
property,
using
varying
drilling
and
core-
logging
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
utilized data from
approximately 750 available
core and rotary
holes on and
around the
Mon Valley
properties. Points
of observation
included exploration
drill
holes, degas holes, and mine
measurements, which have been fully
vetted and processed into a
geologic model.
The geologic
model is
based on
seam depositional
modeling, the
interrelationship of
overlying and
underlying
strata
on
seam
mineability,
seam
thickness
trends,
the
impact
of
seam
structure
(i.e.
faulting),
intra-seam
characteristics, and other data.
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
TRS.

Coronado Global Resources Inc. Form 10-K December 31,
2025
86
Regarding production rates
as described in
Section 13.2 of
the Mon Valley
TRS, the Mon
Valley
mine complex
is not yet
active, with three distinct
mines and CPPs planned.
The mine plan and
productivity expectations reflect
historical performance from other similar mines with similar characteristics and efforts have been made to adjust the plan
to reflect
future conditions.
Mine development
and operation
have not
been optimized
within the
Mon
Valley TRS.
Additional mine-specific factors can be found in Section
13.4 of the Mon Valley
TRS.
Russell County (Non-Material Property)
On November
21, 2025,
Coronado completed
the sale
of its
non-core Russell
County property.
Therefore, the
December 31,
2025 Statement
of Coal
Reserves and
Coal Resources
for the
Company does
not include
Coal
Reserves and Coal Resources attributable to Russell County.
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
reasonableness; and
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
2025
87
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
in
which
the
primary
cost
is
overburden
removal.
Deep
coal
is
typically
mined
in
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
Because
we
target
a
premium
quality
product,
we
may
experience
more
coal
losses. By lowering product
quality, the
coal losses can be minimized
and therefore a lower cost
per Mt
can
be
achieved.
In
our
mine
plans,
the
product
qualities
are
estimated
to
correspond
to
existing
contracts and forecasted market demands.

Coronado Global Resources Inc. Form 10-K December 31,
2025
88
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
2025
89
ITEM 3.
LEGAL PROCEEDINGS.
We are
involved in
various
legal proceedings
occurring
in the
ordinary course
of business.
It is
the opinion
of
management, after consultation
with legal counsel,
that these matters
will not materially
affect our consolidated
financial position, results of operations or cash flows.
The Company is
subject to a
wide variety of
laws and regulations
within the legal
jurisdictions
in which it
operates.
See “Part I, Item 1. Business—Regulatory Matters”
for additional information. The Company believes that
it is in
substantial compliance with federal, state and local laws
and regulations.

Coronado Global Resources Inc. Form 10-K December 31,
2025
90
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
2025
91
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
Holders
As of December 31, 2025, we had 167,645,373
shares of our common stock issued
and outstanding with 7,592
holders of record.
The holders included CHESS
Depositary Nominees Pty Limited,
which held 89,962,026 shares
of our common
stock in
the form
of CDIs
on behalf
of the CDI
holders.
There were
7,593 registered
owners of
our CDIs on December 31, 2025.
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
Dividends
The
payment
of
dividends
is
at
the
discretion
of
the
Board
of
Directors.
The
decision
as
to
whether
or
not
a
dividend will be
paid will
be subject to
a number of
considerations including
the general
business environment,
operating
results,
cash
flows,
future
capital
requirements,
regulatory
and
contractual
restrictions,
as
well
as
applicable covenants
under
the Indenture
governing
our Notes,
covenants
under
the ABL
Facility,
restrictions
under the Second Amendment with Stanwell and any other
factors the Board of Directors may consider relevant.
Our objective in setting our dividend policy is to deliver
stockholder returns while maintaining flexibility to pursue
our strategic
initiatives within
a prudent
capital structure.
Our dividend
policy is
to distribute
between 60%
and
100%
of
available
free
cash,
provided
our
minimum
cash
liquidity
requirement
is
achieved
and
maintained
following
such
distribution.
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
our
broader
capital
management strategy.
Summary Description of the Company’s
Non-Stockholder Approved Equity Compensation
Plans
The Company does not have any non-stockholder approved
equity compensation plans.
Recent Sales of Unregistered Securities
Other than as previously
disclosed in a Quarterly
Report on Form 10-Q
or in a Current
Report on Form 8-K,
we
did not issue
any shares of
our common stock
in a transaction
that was not
registered under
the Securities Act
during the year ended December 31, 2025.
Purchases of Equity Securities by the Issuer and
Affiliated Purchases
We had no repurchases of equity securities for the
three months ended December 31, 2025.

Coronado Global Resources Inc. Form 10-K December 31,
2025
92
ITEM 6.
[Reserved.]

Coronado Global Resources Inc. Form 10-K December 31,
2025
93
ITEM 7.
MANAGEMENT’S DISCUSSION
AND ANALYSIS
OF FINANCIAL
CONDITION AND
RESULTS
OF
OPERATIONS
The following
Management’s Discussion
and Analysis
of our Financial
Condition and
Results of
Operations, or
MD&A, should be read in conjunction with the Consolidated Financial Statements and the related notes to those statements included elsewhere in this Annual Report on Form
10-K.
Overview
Our results for the year ended December 31, 2025, were adversely impacted by weak conditions in the Met coal market. The benchmark PLV
HCC FOB AUS average
for the year ended December
31, 2025, of $188.3
per Mt
represented
a 21.7%
decline from
$240.4 per
Mt for
the year
ended
December
31, 2024.
This decrease
was
driven by softer global crude steel production,
particularly in China where subdued construction
activity reduced
import
demand,
together
with
improved
seaborne
supply
as
Australian
production
recovered
from
weather-
related and operational disruptions experienced in 2024. Additional export volumes from other regions, including
Mongolia and Russia, also contributed to downward
pressure on prices throughout most of 2025.
Notwithstanding these challenging
market conditions, Coronado
delivered improved operational
performance in
2025.
For the
year ended
December 31,
2025, saleable
production totaled
16.0 MMt,
0.7 MMt
higher than
the same
period
in
2024
with
sequential
quarterly
improvements
and
a
strong
second
half.
These
gains
reflected
the
successful
ramp-up
of
the
Mammoth
Underground
mine,
completion
of
the
Buchanan
expansion
project,
increased dragline utilization
at Curragh and
productivity improvement
across both operating
regions. This was
partially
offset
by
weather
impacts
and
unforeseen
equipment
downtime
in
Australia
and
idling
of
higher-cost
surface operations at Logan.
Despite higher
saleable production,
sales volume
of 15.6
MMt for
the year
ended December
31, 2025
was 0.2
MMt lower than the
year ended December
31, 2024. The
decrease was primarily
driven by logistics
constraints
at our U.S.
Operations and
shipment timing
impacts at
our Australian
Operations. Met
coal represented
75.7%
of total sales volume and
91.6% of total coal revenues, with
thermal coal comprising the remaining 24.3%
of total
sales volume and 8.4% of total coal revenues.
Coal
revenues
were
$1,920.4
million
for
the
year
ended
December
31,
2025,
a
decrease
of
$524.4
million
compared to
2024. This
decline was
driven primarily
by lower
average realized
Met prices
($36.0 per
Mt lower
than 2024), slightly reduced sales volumes and sales
mix weighted more towards thermal coal.
We executed significant
structural cost
reductions during
the year.
Mining costs
were $165.8 million
lower than
in 2024, reflecting contractor
fleet reductions at our Australian
Operations, productivity improvements
and idling
of surface operations
at Logan. In
addition, our
Australian Operations
benefited from
favorable exchange
rates
of A$/US$ 0.64 compared to 0.66 for the same period
in 2024.
Mining costs
per Mt
sold improved
to $97.5
in 2025,
representing a
reduction of
$9.9 per
Mt sold
compared to
2024, driven by lower mining costs, partially
offset by lower sales volume of 0.2 MMt.
These operational and cost
improvements
led
to
meaningful
margin
recovery
in
the
second
half
of
2025
and
strengthened
our
earnings
leverage entering 2026.
Liquidity and Going Concern
As of December 31, 2025, Coronado had $696.9 million aggregate principal amount of interest-bearing liabilities outstanding and cash
and cash equivalents
(excluding restricted
cash) of $172.8
million resulting in
net debt of
$524.1 million.
During 2025,
Coronado
took
decisive actions
to enhance
liquidity,
including securing
incremental
funding
and
concurrently amending the
terms of its financial covenants,
materially reducing operating
and capital costs, and
completing other financial support arrangements with
Stanwell.
On November
27, 2025,
we refinanced
our existing
credit facility
with Highland
Park XII
Pte. Ltd,
an affiliate
of
Oaktree Capital Management L.P., through a new
ABL Facility with
Stanwell, or the
ABL Facility.
The ABL Facility
matures in
five years,
bears interest
of 9%,
which may
increase to
12% per
annum depending
on the
level of
Borrowing Base
Ratio compared
to the
aggregate principal
amount outstanding,
or the
Borrowing Base
Ratio,
and is subject to a minimum Borrowing Base Ratio, and from December 31, 2027, the maintenance of a gearing
ratio
and
interest
coverage
ratio.
Refer
to
Part
II,
Item
8,
Note
15.
“Interest
Bearing
Liabilities”
for
further
information.

Coronado Global Resources Inc. Form 10-K December 31,
2025
94
Concurrently with
the entry
into the
ABL Facility,
we also
amended the
terms of
our existing
ACSA and
NCSA
with Stanwell as part of a broader financing package, providing near-term liquidity support through prepayments
and Stanwell rebate relief. These amendments are
expected to have a positive incremental impact on
operating
cashflows through the waiver of rebate
amounts otherwise payable under the ACSA, deferral
of other obligations
with
Stanwell,
and
prepayments
in relation
to future
annual
nominated
contract
tonnage
and
provide
material
downside
protection
during
periods
when
the
Company’s
cash
balance
is
below
$250.0
million.
These
arrangements
are
intended
to
provide
critical
cash
flow
support
and
financial
stability
for
the
Company.
The
Curragh
mine’s
strategic
importance,
to
both
Stanwell’s
ability
to
economically
generate
electricity
for
Queensland and
Queensland’s overall
energy security,
was the
primary motivating
factor in
Stanwell providing
substantial
financial
assistance
and
concessions
to
the
Company
and
supporting
the
ongoing
viability
of
the
Curragh mine
and the
security of
coal supply
to the
Stanwell Power
Station. Refer
to Part
II, Item
8, Note
14.
“Contract Obligations” for further information.
On
October
23,
2025,
the
Scheme
Manager
issued
an
indicative
Annual
Review
Allocation
of
“High”
for
the
Curragh
mine
complex’s
EA
number
EPML00643713.
As
permitted
under
the
Financial
Provisioning
Act,
we
made
formal
submissions
to
the
Scheme
Manager
requesting
a
review
of
this
indicative
rating.
Following
consideration of the Company’s
formal submission, the Scheme
Manager applied discretion as
permitted under
the
Financial
Provisioning
Act
to
grant
transitional
relief
allowing
the
application
of
the
“Moderate-High”
risk
category.
This
risk
category
will apply
until
the
next
Annual
Review
Allocation
for
the Curragh
mine complex,
which is expected to occur in November 2026.
Under the
transitional “Moderate–High”
risk category,
the Company
is required
to make
an annual
contribution
to the Scheme equivalent to 6.5% of Curragh’s ERC, rather than provide financial assurance in the form of bank
guarantees, insurance bonds or cash collateral equal
to 100% of Curragh’s ERC.
Since the previous interim period reporting, we have received significant liquidity support from Stanwell, entered
into a
new ABL
Facility with
an extended
maturity and
more flexible
covenant terms
(including reducing
cross
default
risk
with
the
Notes),
benefited
from
improving
metallurgical
coal
market
conditions,
demonstrated
operational recovery,
and obtained clarity regarding the outcome of the
Scheme Manager’s final Annual Review
Allocation.
After evaluating
these factors,
we have
concluded
that
our current
cash
and cash
equivalents and
forecasted
cashflows
will
be
sufficient
to
fund
our
operations
and
satisfy
our
obligations
for
at
least
one
year
from
the
issuance date of our Consolidated Financial Statements
.
Safety
On December 18,
2025, operations
at our Logan
mining complex in
West Virginia
were temporarily suspended
following
a
fatal
injury
to
an
employee
to
allow
required
investigations
to
be
conducted.
Production
at
Logan
subsequently resumed on December 29, 2025.
On January 2,
2026, following
a separate fatal
incident involving
a worker at
the Mammoth
Underground Mine,
operations at
Mammoth Underground
at Curragh
were suspended.
While the
contracted
operator of
the mine,
Mammoth Underground Mine Management Pty Ltd, is continuing to work with RSHQ on its investigation into the
incident,
operations
were
permitted
to
recommence
on
February
18,
2026.
Full
production
from
the
mine
is
expected to be restored within the first quarter of 2026
in accordance with all requirements of RSHQ.
For
our
Australian
Operations,
the
twelve-month
rolling
average
Total
Reportable
Injury
Frequency
Rate
at
December
31,
2025,
was
3.62,
compared
to
a
rate
of
2.22
at
the
end
of
December
31,
2024.
At
our
U.S.
Operations, the
twelve-month rolling
average Total
Reportable Incident
Rate at
December 31,
2025 was
2.30,
compared to a rate of 2.21 at the end of December 31,
2024.
The safety of our workforce remains our highest priority,
and we are committed to the safety and wellbeing of all
employees and
contractors.
Coronado continues
to implement
targeted safety
initiatives across
its operations,
with a focus on strengthening safety culture, improving
operational controls, and reducing injury rates.
Segment Reporting
In accordance with
Accounting Standards Codification,
or ASC, 280,
Segment Reporting, we
have adopted the
following reporting
segments: Australia and
the United
States. In
addition, “Other and
Corporate” is
not a
reporting
segment but is disclosed for the purposes of reconciliation
to our Consolidated Financial Statements.
Results of Operations
How We Evaluate Our Operations

Coronado Global Resources Inc. Form 10-K December 31,
2025
95
We
evaluate
our
operations
based
on
the
volume
of
coal
we
can
safely
produce
and
sell
in
compliance
with
regulatory
standards,
and
the
prices
we
receive
for
our
coal.
Our
sales
volume
and
sales
prices
are
largely
dependent upon
the terms
of our
coal sales
contracts, for
which prices
generally are
set based
on daily
index
averages, on a quarterly basis or on an annual fixed
price.
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
net debt, which
we define as
cash and cash
equivalents (excluding restricted
cash) less outstanding
aggregate
principal amount of the Notes and other interest bearing
liabilities.
Coal revenues are shown on our Consolidated Statements of Operations and Comprehensive Income exclusive
of other
revenues. Generally,
export sale
contracts for
our Australian
Operations require
us to
bear the
cost of
freight
from
our
mines
to
the
applicable
outbound
shipping
port,
while
freight
costs
from
the
port
to
the
end
destination are typical
ly borne by
the customer.
When we sell
through intermediaries
to the export
market from
our U.S. Operations, sales are recognized when the title to the coal passes to the customer at the mine load out,
similar to a domestic
sale.
For our domestic
sales, customers typically
bear the cost of
freight. As such,
freight
expenses are
excluded from
the cost
of coal
revenues to
allow for
consistency and
comparability in
evaluating
our operating performance.
Non-GAAP Financial Measures; Other Measures
The
following
discussion
of
our
results
includes
references
to
and
analysis
of
Adjusted
EBITDA,
Segment
Adjusted EBITDA and mining
costs, which are financial
measures not recognized in
accordance with U.S. GAAP.
Non-GAAP financial
measures, including
Adjusted EBITDA,
Segment Adjusted
EBITDA, mining
costs and
net
debt, are useful to our investors to measure our operating
performance.
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
and further adjusted
for other items that do not
relate directly to the costs
incurred to produce coal at
the mine. Mining costs
exclude
these cost components as our CODM does not view these costs as directly attributable to the production of coal.
Mining costs
is used
as a
supplemental financial
measure by
management,
providing
an accurate
view of
the
costs
directly
attributable
to
the
production
of
coal
at
our
mining
segments,
and
by
external
users
of
our
Consolidated
Financial
Statements,
such
as
investors,
industry
analysts
and
ratings
agencies,
to
assess
our
mine operating
performance in
comparison to
the mine
operating performance
of other
companies
in the
coal
industry.
Net debt,
a non-GAAP
measure, is
defined as
cash and
cash equivalents
(excluding restricted
cash), less
the
outstanding
aggregate
principal
amount
of
the
Notes,
the
ABL
Facility
and
other
interest
bearing
liabilities
reported in our Consolidated Balance Sheets.

Coronado Global Resources Inc. Form 10-K December 31,
2025
96
Year Ended December 31,
2025 Compared to Year
Ended December 31, 2024
Summary
The financial and operational highlights for the year ended December
31, 2025 include:
•
Net loss of
$432.1 million for
the year ended
December 31, 2025,
was $323.2 million
higher compared
to
a
net
loss
of
$108.9
million
for
the
year
ended
December
31,
2024.
The
increase
in
net
loss
was
primarily driven
by lower
coal revenues
and higher
interest expense,
partially offset
by lower
operating
costs.
•
Average realized Met price per Mt sold of $149.3 for the year ended December 31, 2025, was $36.0 per
Mt lower
compared to
$185.3 per
Mt sold
for the
year ended
December 31,
2024. The
AUS PLV
HCC
index averaged
$188.3 per
Mt for
the year
ended December
31, 2025,
a decline
of $52.1
per Mt
sold
compared to the same period in 2024, reflecting weaker steel demand in key metallurgical coal markets, particularly China,
together with
improved supply
from major
exporting regions,
including Australia
and
Russia. These market conditions placed sustained pressure on realized prices throughout most of 2025.
•
Sales volume of 15.6 MMt
for the year ended December 31,
2025, was 0.2 million lower
compared to the
year ended December 31, 2024.
The decrease was primarily driven
by (1) rail, port and pier constraints
at
our
U.S.
Operations
and
co-shipment
delays
at
our
Australian
Operations,
(2)
the
impact
of
idling
surface mining
at our
Logan mine
at our
U.S. Operations
and (3)
significant port
inventory build
at our
Australian Operations in
December 2023,
caused by
significant port
constraints, that benefitted
coal sales
in the first quarter of 2024.
•
Adjusted EBITDA
loss of
$144.2 million
for the
year ended
December 31,
2025, decreased
by $259.3
million, compared
to
Adjusted EBITDA
of $115.1
million for
the year
ended December
31, 2024.
This
decrease was primarily attributed to lower coal revenues,
partially offset by lower operating costs.
•
As of December 31, 2025, the Company had a net debt of $524.1 million, consisting of $696.9 million of
aggregate
principal
amounts
of
interest-bearing
liabilities
outstanding
less
cash
and
cash
equivalents
(excluding restricted cash) of $172.8 million.

Coronado Global Resources Inc. Form 10-K December 31,
2025
97
For Year Ended December 31,
(US$ in thousands)
2025 2024 Change %
Revenues:
Coal revenues 1,920,416 2,444,862 (524,446) (21.5%)
Other revenues 29,371 62,851 (33,480) (53.3%)
Total
revenues
1,949,787 2,507,713 (557,926) (22.2%)
Costs and expenses:
Cost of coal revenues (exclusive of items shown
separately below) 1,524,569 1,714,987 (190,418) (11.1%)
Depreciation, depletion and amortization 185,350 187,400 (2,050) (1.1%)
Freight expenses 268,015 241,377 26,638 11.0%
Stanwell rebate 100,542 116,870 (16,328) (14.0%)
Other royalties 163,747 289,678 (125,931) (43.5%)
Selling, general, and administrative expenses
39,250 36,944 2,306 6.2%
Total
costs and expenses
2,281,473 2,587,256 (305,783) (11.8%)
Other income (expenses):
Interest expense, net (99,291) (58,856) (40,435) 68.7%
Loss on debt extinguishment (19,258) (14,732) (4,526) 30.7%
(Increase) decrease in provision for discounting and
credit losses
(4,758) 207 (4,965) (2,398.6%)
Other, net 10,578 3,734 6,844 183.3%
Total
other expense, net
(112,729) (69,647) (43,082) 61.9%
Loss before tax (444,415) (149,190) (295,225) 197.9%
Income tax benefit 12,359 40,309 (27,950) (69.3%)
Net loss attributable to Coronado Global Resources
Inc. (432,056) (108,881) (323,175) 296.8%
Coal revenues
Coal
revenues
were
$1,920.4 million
for
the
year
ended
December
31,
2025,
a
decrease
of
$524.4
million,
compared to $2,444.9 million for
the year ended
December 31, 2024.
This decrease was driven
by lower average
realized Met coal prices, due
to persistent softness in global
Met coal markets, and a
sales mix weighted towards
thermal coal compared to the same period
in 2024, due to higher contracted
thermal coal sales volumes in 2025.
Other revenues
Other revenues were $29.4 million
for the year ended
December 31, 2025, a decrease
of $33.5 million compared
to
$62.9
million
for
the
year
ended
December
31,
2024.
The
decrease
was
primarily
driven
by
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
Total
cost of coal
revenues was
$1,524.6 million for
the year ended
December 31,
2025, a decrease
of $190.4
million, compared to $1,715.0 million for the same period
in 2024.
Cost of coal revenues
for our Australian Operations
for the year ended
December 31, 2025, was
$139.3 million
lower compared to
the same period
in 2024,
primarily driven by
a reduction in
contractor fleets beginning
in March
2024 and associated cost savings,
impacts of inventory build due
to saleable production exceeding sales volume
compared to
an inventory
drawdown in
2024, lower
coal purchases
and a favorable
average foreign
exchange
rate on translation of our Australian Operations.
Cost of coal
revenues for
our U.S. Operations
was $51.1
million lower
for the year
ended December
31, 2025,
compared to
the same
period
in 2024,
driven by
cost reductions
associated with
the idling
of Logan’s
surface
mines, curtailed development activity at Buchanan being ahead of schedule, lower maintenance costs and lower coal purchases in the 2025 period.

Coronado Global Resources Inc. Form 10-K December 31,
2025
98
Freight expenses
Freight expenses
totaled
$268.0
million for
the year
ended December
31, 2025,
an increase
of $26.6
million,
compared to $241.4 million for the year ended December 31, 2024. Our Australian Operations contributed $29.1 million due
to higher export
sales volume
shipped through
WICET,
which attracts
higher port
handling charges
and higher
take-or-pay deficit
tonnage costs.
This was
partially offset
by a decrease
of $2.4
million at
our U.S.
Operations driven by
lower sales volumes
of 0.3 MMt
for the year
ended December
31, 2025, compared
to the
same period in 2024.
Stanwell rebate
The Stanwell rebate was
$100.5 million for the
year ended December
31, 2025, a decrease
of $16.3 million, as
compared
to
$116.9
million
for the
year
ended
December
31,
2024.
The
decrease
was
due
to
lower
realized
reference coal pricing
for the prior
twelve-month period used to
calculate the rebate compared
to the same
period
in 2024
and
favorable
average
foreign
exchange
rates
on translation
of
the
Australian
Operations.
Under
the
amended ACSA with Stanwell, it is expected that we will not incur any rebate from January 1, 2026 to the end of the contract term.
Other royalties
Other
royalties
were
$163.7 million
for
the
year
ended
December
31,
2025,
a
decrease
of
$125.9 million,
as
compared
to
$290.0
million
for
the
year
ended
December
31,
2024.
Our
Australian
Operations
and
U.S.
Operations
contributed
$121.3
million
and
$5.0
million,
respectively,
of
the
decrease,
a
product
of
lower
coal
revenues combined with favorable average exchange rates
on translation of the Australian Operations.
Interest expense, net
Interest
expense,
net
was
$99.3
million
for
the
year
ended
December
31,
2025,
an
increase
of
$40.4
million
compared
to
$58.9
million
for the
same
period
in
2024.
The
increase
was
primarily
driven
by higher
average
indebtedness
during
2025,
reflecting
additional
borrowings
under
the
Notes
since
October
2024,
drawdowns
under the
ABL Facility,
insurance premium
financing,
and an
interest-bearing
coal prepayment
from Stanwell.
The increase was further impacted by lower
interest income earned on cash equivalents
and restricted deposits
compared to the same period in 2024.
Loss on debt extinguishment
During
the
year
ended
December
31,
2025,
in
connection
with
the
extinguishment
of
the
predecessor
credit
facilities, the Company recognized a loss on debt extinguishment of $19.3 million, including an early redemption
premium of $12.3
million and unamortized
deferred debt
issuance costs.
During the year
ended December
31,
2024, we
recognized a
loss on
debt extinguishment
of $14.7
million in
connection with
the early
redemption of
our predecessor 10.750% Senior Secured Notes due
2026.
Other, net
Other, net was $10.6 million for
the year ended
December 31, 2025, an
increase of $6.8 million
compared to $3.7
million
for
the
year
ended
December
31,
2024.
During
the
year
ended
December
31,
2025,
the
Company
recognized an $11.0
million gain on the disposal of the
Russell County development property and
a $2.2 million
loss on the
disposal of the
idle Greenbrier assets,
both of which
were previously
a part of
our U.S. Operations
.
Included
in the
year
ended
December 31,
2024, was
an impairment
charge of
$10.6
million
against
property,
plant and equipment relating to a long-standing non-core idled asset within our U.S.
Operations,
which was sold
on January 14, 2025.
Income tax benefit
Income tax benefit
of $12.4 million for
the year ended
December 31, 2025, decreased
by $27.9 million,
compared
to income tax benefit
of $40.3 million for the
same period in 2024, primarily
driven by an effective tax
rate of 2.8%
for the year ended December 31, 2025.
In calculating the annual effective tax rate for
the Group:
●
For the Australian operations,
due to a
three-year cumulative loss position
and significant carried forward
losses, a full
valuation allowance was included
as part of
the annual effective tax
rate calculation, thereby
reducing the rate to nil.

Coronado Global Resources Inc. Form 10-K December 31,
2025
99
●
For the U.S. operations, due to a
three-year cumulative loss position the recoverability of carried forward deferred tax assets
was assessed and
as a result
a partial valuation
allowance was included
as part of
the annual effective tax rate, thereby reduci
ng the annual effective tax rate to 2.8%
Year Ended December 31,
2024 Compared to Year
Ended December 31, 2023
The Company’s comparison of 2024 results to
2023 results is included in the
Company’s
Annual Report on Form
10-K for the fiscal year ended December 31, 2024
,
under Part II Item 7,
“Management’s Discussion and Analysis
of Financial Condition and Results of Operations.”
Supplemental Segment Financial Data
Year Ended December 31,
2025 Compared to Year
Ended December 31, 2024
Australian Operations
For Year Ended December 31,
(US$ in thousands)
2025 2024 Change %
Sales volume (MMt) 10.2 10.2 — 0.6%
Total
revenues ($)
1,185,298 1,594,981 (409,683) (25.7)%
Coal revenues ($) 1,156,729 1,560,275 (403,546) (25.9)%
Average realized price per Mt sold ($/Mt) 112.9 153.1 (40.2) (26.3)%
Met sales volume (MMt) 6.9 7.2 (0.3) (5.0)%
Met coal revenues ($) 1,024,828 1,472,477 (447,649) (30.4)%
Average realized Met price per Mt sold ($/Mt) 149.3 203.9 (54.6) (26.8)%
Mining costs ($) 932,030 1,054,066 (122,036) (11.6)%
Mining costs per Mt sold ($/Mt) 91.0 104.6 (13.6) (13.0)%
Operating costs ($) 1,344,899 1,592,431 (247,532) (15.5)%
Operating costs per Mt sold ($/Mt) 131.3 156.3 (25.0) (16.0)%
Segment Adjusted EBITDA ($) (157,386) 3,401 (160,787) (4,727.6)%
Coal revenues
for our
Australian Operations
for the
year ended
December
31, 2025,
were $1,156.7
million,
a
decrease of $403.5 million
compared to $1,560.3 million
for the year
ended December
31, 2024. The
decrease
was primarily
driven by
lower average
realized metallurgical
coal prices,
with realized
prices of
$149.3 per
Mt
sold in
2025, $54.6
per Mt
sold lower
than the
prior year,
reflecting weaker
market conditions.
Revenues were
further impacted by
an unfavorable
sales mix weighted
toward higher contract
ed thermal coal
volumes, as well
as shipment timing impacting Met coal export sales volumes.
Operating
costs
decreased
by
$247.5
million
for
the
year
ended
December
31,
2025,
driven
by
lower
mining
costs, and lower Stanwell
rebates and other royalties,
a product of
lower realized prices and
lower coal revenues.
Mining
costs
were
$122.0
million
lower
compared
to
the year
ended
December
31,
2024,
attributable
to
cost
savings from progressive
reductions in contractor
fleet costs
beginning in March
2024, inventory build
resulting
from production exceeding sales
volumes, and favorable foreign exchange
movements on the translation
of our
Australian
operations.
Mining
and
operating
costs
per
Mt
sold
were
$13.6
and
$25.0
lower,
respectively,
compared to the same period in 2024.
For
the
year
ended
December
31,
2025,
Segment
Adjusted
EBITDA
loss
was
$157.4
million,
a
decrease
of
$160.8 million
compared to
Segment Adjusted
EBITDA of
$3.4 million
for the
year ended
December 31,
2024,
driven by lower coal revenues, partially offset by
lower operating costs.

Coronado Global Resources Inc. Form 10-K December 31,
2025
100
U.S. Operations
For Year Ended December 31,
(US$ in thousands)
2025 2024 Change %
Sales volume (MMt) 5.3 5.6 (0.3) (5.7)%
Total
revenues ($)
764,489 912,732 (148,243) (16.2)%
Coal revenues ($) 763,687 884,587 (120,900) (13.7)%
Average realized price per Mt sold ($/Mt) 143.4 156.7 (13.3) (8.5)%
Met sales volume (MMt) 4.9 5.3 (0.4) (7.8)%
Met coal revenues ($) 734,277 854,587 (120,310) (14.1)%
Average realized Met price per Mt sold ($/Mt) 149.2 160.1 (10.9) (6.8)%
Mining costs ($) 585,509 629,242 (43,733) (7.0)%
Mining costs per Mt sold ($/Mt) 109.9 112.6 (2.7) (2.3)%
Operating costs ($) 711,974 770,481 (58,507) (7.6)%
Operating costs per Mt sold ($/Mt) 133.7 136.5 (2.8) (2.1)%
Segment Adjusted EBITDA ($) 52,476 147,233 (94,757) (64.4)%
Coal
revenues
for
our
U.S.
Operations
decreased
by
$120.9
million,
or
13.7%,
to
$763.7
million
for
the
year
ended December 31, 2025, compared to the same period in 2024. The decrease was primarily driven by weaker metallurgical coal market conditions,
resulting in a lower
average realized metallurgical
coal price of $149.2
per
Mt sold in 2025 compared to $160.1 per Mt
sold in 2024, together with lower fixed pricing achieved under annual domestic coal
contracts
in
2025. Revenues
were further
impacted
by sales
volumes
that
were 0.3
MMt
lower
year over year, largely
attributable to rail constraints that delayed
shipments and shifted certain sales
into 2026,
as well as the idling of Logan surface operations during
the first half of 2025.
Operating costs were $58.5
million lower for the year
ended December 31, 2025,
compared to the same
period
in 2024,
driven by
lower mining
costs, lower
coal purchases
and lower
other royalties,
a product
of lower
coal
sales volumes and
price realization. Mining
costs decreased for
the year ended
December 31, 2025,
and were
$43.7 million lower compared to the year ended December 31,
2024, due to cost reduction associated with idling
of Logan’s surface mines and reduced well drilling
activity.
Segment Adjusted EBITDA of $52.5 million for
the year ended December 31, 2025,
decreased by $94.8 million,
or 64.4%, compared to
$147.2 million for the
year ended December 31, 2024.
This decrease was primarily
driven
by lower coal revenues partially offset by lower
operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components
of corporate and other Adjusted EBITDA:
For Year Ended December 31,
(US$ in thousands)
2025 2024 Change %
Corporate and other expenses 39,250 36,944 2,306 6.2%
Other, net 7 (1,450) 1,457 (100.5)%
Total
corporate and other Adjusted EBITDA
39,257 35,494 3,763 10.6%
Corporate and other Adjusted EBITDA loss increased
$3.8 million to $39.3 million for the year ended December
31, 2025,
compared
to
$35.5
million
for the
year
ended
December
31,
2024,
due
to costs
incurred to
pursue
various initiatives to improve liquidity.

Coronado Global Resources Inc. Form 10-K December 31,
2025
101
Mining
and
Operating
Costs
for
the
Year
Ended
December
31,
2025
Compared
to
the
Year
Ended
December 31, 2024
A reconciliation of
segment costs and
expenses, segment operating
costs, and segment
mining costs is
shown
below:
For Year Ended December 31, 2025
(US$ in thousands) Australia United States
Other /
Corporate
Total
Consolidated
Total costs and
expenses
1,428,839 811,294 41,340 2,281,473
Less: Selling, general and administrative expense (19) (13) (39,218) (39,250)
Less: Depreciation, depletion and amortization (83,921) (99,307) (2,122) (185,350)
Total operating costs 1,344,899 711,974 — 2,056,873
Less: Other royalties (126,230) (37,517) — (163,747)
Less: Stanwell rebate (100,542) — — (100,542)
Less: Freight expenses (179,067) (88,948) — (268,015)
Less: Other non-mining costs (7,030) — — (7,030)
Total mining costs 932,030 585,509 — 1,517,539
Sales volume excluding non-produced coal (MMt) 10.2 5.3 — 15.6
Mining cost per Mt sold ($/Mt) 91.0 109.9 — 97.5
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
Average
Realized
Met
Price
for
the
Year
Ended
December
31,
2025
Compared
to
the
Year
Ended
December 31, 2024
A reconciliation of the Company’s average realized
Met coal revenue is shown below:
For Year Ended December 31,
(US$ in thousands)
2025 2024 Change %
Met sales volume (MMt) 11.8 12.6 (0.8) (6.3)%
Met coal revenues ($) 1,759,105 2,327,064 (567,959) (24.4)%
Average realized Met price per Mt sold ($/Mt) 149.3 185.3 (36.0) (19.5)%

Coronado Global Resources Inc. Form 10-K December 31,
2025
102
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
For year ended December 31,
(US$ in thousands) 2025 2024 2023
Reconciliation to Adjusted EBITDA:
Net (loss) income (432,056) (108,881) 156,065
Add: Depreciation, depletion and amortization 185,350 187,400 160,711
Add: Interest expense, net 99,291 58,856 56,751
Add: Loss on debt extinguishment 19,258 14,732 1,385
Add: Income tax benefit (12,359) (40,309) (32,251)
Add: (Gain) losses on sale of assets (8,817) 4,574 4,846
Add: Other foreign exchange gains (585) (12,339) (2,899)
Add: Impairment of assets — 10,585 —
Add: Uncertain stamp duty position — — 41,321
Add: Restructuring costs — 729 —
Add: Increase (decrease) in provision for discounting
and credit losses 4,758 (207) (4,216)
Add: Other costs 993 — —
Adjusted EBITDA
(144,167) 115,140 381,713
Liquidity and Capital Resources
Overview
Our objective is to maintain a prudent capital structure and to ensure that sufficient liquid assets and funding are available to meet both anticipated and
unanticipated financial obligations, including unforeseen events that could have an
adverse impact
on revenues
or costs.
Our principal
sources of
funds are
cash and
cash equivalents,
cash flow from operations
,
eligible advance payments
under our coal
supply agreements with
Stanwell and our
ABL Facility.
Our primary
uses of
cash historically
have been,
and are
expected to
continue to
be, the
funding of
our operations,
working
capital,
capital
expenditures,
debt
service
obligations
and,
if
permitted
and
declared,
payment
of
distributions to shareholders.
Our ability to generate
sufficient cash depends
on our future performance
which may be subject
to a number of
factors
beyond
our
control,
including
general
economic
and
financial
conditions,
metallurgical
coal
pricing,
competitive dynamics,
weather-related
impacts, and
other risks
described in
Part I,
Item 1A. “Risk
Factors”
of
this Annual Report on Form 10-K.
Sources of liquidity as of December 31, 2025 and December
31, 2024 were as follows:
December 31,
(US$ in thousands) 2025 2024
Cash and cash equivalents, excluding restricted cash 172,781 339,374
Undrawn capacity under the ABL Facility (1) — 128,563
Total
172,781 467,937
(1)
The available capacity under the ABL Facility
was fully drawn as of December 31,
2025. Availability under the ABL Facility is limited
to an
eligible borrowing base, determined by applying
customary advance rates to eligible accounts receivable
and inventory.

Coronado Global Resources Inc. Form 10-K December 31,
2025
103
Our total indebtedness as of December 31, 2025 and
December 31, 2024 consisted of the following:
(US$ in thousands) 2025 2024
Current installments of interest bearing liabilities 1,794 1,477
Interest bearing liabilities, excluding current installments 695,069 422,995
Current installments of other financial liabilities
9,488 6,163
Other financial liabilities, excluding current installments 37,032 19,694
Total 743,383 450,329
Liquidity
During 2025,
Coronado
took
decisive actions
to enhance
liquidity,
including securing
incremental
funding
and
concurrently amending the
terms of its financial covenants,
materially reducing operating and
capital costs, and
completing other financial support arrangements with
Stanwell.
On November
27, 2025,
we refinanced
our existing
credit facility
with Highland
Park XII
Pte. Ltd,
an affiliate
of
Oaktree Capital
Management L.P.,
through a
new ABL
Facility with
Stanwell. The
ABL Facility
matures in
five
years, bears interest of
9%, which may increase
to 12% per
annum depending on the
level of the
Borrowing Base
Ratio, and is
subject to a
minimum Borrowing
Base Ratio and,
from December 31,
2027, the maintenance
of a
gearing ratio and interest coverage ratio. Refer to Part II, Item 8, Note 15. “Interest Bearing Liabilities”
for further
information.
Concurrently with
the entry
into the
ABL Facility,
we also
amended the
terms of
our existing
ACSA and
NCSA
with Stanwell as part of a broader financing package, providing near-term liquidity support through prepayments
and Stanwell rebate relief. These amendments are expected
to have a positive incremental impact on operating
cashflows through the waiver of rebate
amounts otherwise payable under the ACSA,
deferral of other obligations
with Stanwell,
and prepayments
in relation
to future
annual nominated
contract
tonnage,
and provide
material
downside
protection
during
periods
when
the
Company’s
cash
balance
is
below
$250.0
million.
These
arrangements
are
intended
to
provide
critical
cash
flow
support
and
financial
stability
for
the
Company.
The
Curragh
mine’s
strategic
importance,
to
both
Stanwell’s
ability
to
economically
generate
electricity
for
Queensland and
Queensland’s overall
energy security,
was the
primary motivating
factor in
Stanwell providing
substantial
financial
assistance
and
concessions
to
the
Company
and
supporting
the
ongoing
viability
of
the
Curragh mine
and the
security of
coal supply
to the
Stanwell Power
Station. Refer
to Part
II, Item
8, Note
14.
“Contract Obligations” for further information.
On
October
23,
2025,
the
Scheme
Manager
issued
an
indicative
Annual
Review
Allocation
of
“High”
for
the
Curragh mine complex EA number
EPML00643713. As permitted under the Financial
Provisioning Act, we made
formal submissions to the Scheme Manager requesting a review of this indicative rating. Following consideration
of the Company’s
formal submission, the
Scheme Manager applied
discretion as permitted
under the Financial
Provisioning Act to grant transitional relief allowing the application of the “Moderate-High” risk category. This risk category will apply
until the next
Annual Review Allocation
for the Curragh
mine complex, which
is expected to
occur in November 2026.
Under the
transitional “Moderate–High”
risk category,
the Company
is required
to make
an annual
contribution
to the Scheme equivalent to 6.5% of Curragh’s ERC, rather than provide financial assurance in the form of bank
guarantees, insurance bonds or cash collateral equal to
100% of Curragh’s ERC.
Our earnings and
cash flows from
operating activities for
the year ended
December 31. 2025
were significantly
impacted by
the continued
subdued performance
of Met
coal markets,
which led
to low
realized prices
for the
coal we sell.
For the year
ended December
31, 2025, we
incurred net losses
of $432.1 million.
Despite this, as
of December
31,
2025,
we
were in
a
materially
improved
financial
position.
Since
the
previous
interim
period
reporting, we
have received
significant liquidity
support from
Stanwell, entered
into a
new ABL
Facility with
an
extended
maturity
and
more
flexible
covenant
terms
(including
reducing
cross
default
risk
with
the
Notes),
benefited from improving metallurgical coal market conditions, demonstrated operational recovery, and obtained clarity regarding the outcome of the Scheme Manager’s final Annual
Review Allocation.
As of December
31, 2025,
our available
liquidity,
consisting of
cash and
cash equivalents
(excluding restricted
cash), was $172.8 million.
After evaluating
these factors,
we have
concluded
that
our current
cash
and cash
equivalents and
forecasted
cashflows
will
be
sufficient
to
fund
our
operations
and
satisfy
our
obligations
for
at
least
one
year
from
the
issuance date of our Consolidated Financial Statements
.

Coronado Global Resources Inc. Form 10-K December 31,
2025
104
Our forecasts
are subject
to the
achievement of
production targets,
and other
factors beyond
our control,
including
general economic conditions, metallurgical coal pricing, competitive dynamics and weather-related impacts. Our working capital requirements
in the short to medium
term are also dependent
on variations in these
factors and
the preparation of forecasts requires management judgement
.
Cash and cash equivalents
Cash
and
cash
equivalents
are
held
in
multicurrency
interest-bearing
bank
accounts
available
to
be
used
to
service
the
working
capital
needs
of
the
Company.
Cash
balances
surplus
to
immediate
working
capital
requirements
are
invested
in
short-term
interest-bearing
deposit
accounts
or
used
to
repay
interest
bearing
liabilities.
ABL Facility
As of December 31, 2025, the aggregate principal
amount outstanding under the ABL Facility was $272.1 million
(A$406.6 million), including $7.1 million of foreign currency translation.
The ABL Facility is
a revolving credit facility
that matures in five
years. Availability under the
ABL Facility is limited
to an eligible
borrowing base,
determined by
applying customary
advance rates
to eligible accounts
receivable
and inventory.
Borrowings under
the ABL Facility
bear interest
at a rate
of 9% per
annum, which may
increase
to 12% per annum depending on the level of the Borrowing
Base Ratio.
Amounts outstanding under the ABL Facility are secured by (i) a first priority lien on the ABL Collateral, and (ii) a second-priority lien on substantially all of the Company’s assets and the assets of the Guarantors, other than the
ABL Collateral.
The
ABL
Facility
contains
customary
representations
and
warranties
and
affirmative
and
negative
covenants
including, among others, a quarterly Borrowing
Base Ratio test and, from December
31, 2027, the maintenance
of a gearing ratio and interest coverage ratio.
The
ABL Facility
provides
for customary
events
of
default
that
may
trigger
certain
repayment
obligations
and
review events. A review event will
occur under the ABL Facility if
the Borrowing Base Ratio is below
the specified
minimum threshold of 80%. Following the occurrence of a review event, if Stanwell is not satisfied with the result
of its discussions
with the
Borrowers, Stanwell
may require
the Borrowers
to repay
the outstanding borrowings
in an aggregate amount sufficient to restore the
Borrowing Base Ratio to the specified minimum threshold.
In the event of a default by the Company (beyond any applicable grace or cure period, if any), the Administrative
Agent may and, at the direction
of Stanwell, shall declare all
amounts owing under the ABL
Facility immediately
due and
payable, terminate
Stanwell’s
commitment
to make
loans under
the ABL
Facility and/or
exercise any
and all remedies and other rights under the ABL Facility.
Refer to Part II, Item 8, Note 15. “Interest Bearing Liabilities”
for further information.
9.250% Senior Secured Notes
As of December
31, 2025,
the outstanding
amount of
our Notes
was $400.0
million. The
Notes were
issued at
par and bear
interest at a
rate of 9.250%
per annum. Interest
on the Notes
is payable semi
-annually in
arrears
on April 1 and October 1
of each year, beginning on April 1, 2025. The Notes
mature on October 1, 2029 and are
senior secured obligations of the Issuer.
The
Indenture
contains
customary
covenants
for
high
yield
bonds,
including,
but
not
limited
to,
limitations
on
investments,
liens,
indebtedness,
asset
sales,
transactions
with
affiliates
and
restricted
payments,
including
payment of dividends on capital stock.
The
Indenture
contains
customary
events
of
default,
including
failure
to
make
required
payments,
failure
to
comply with certain agreements
or covenants, failure to
pay or acceleration of
certain other indebtedness, certain
events of
bankruptcy and
insolvency, and failure to
pay certain
judgments. An
event of
default under
the Indenture
will allow either the
trustee or the holders
of at least 25%
in aggregate principal amount
of the then-outstanding
Notes
to
accelerate,
or
in
certain
cases,
will
automatically
cause
acceleration
of,
the
amounts
due
under
the
Notes.
As of December 31, 2025, the Company was in compliance
with all applicable covenants under the Indenture.
Refer to Part II, Item 8, Note 15. “Interest Bearing Liabilities”
for further information.

Coronado Global Resources Inc. Form 10-K December 31,
2025
105
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
is
settled
through
equal
monthly
payments
as
part
of
the
accommodation
service
arrangement.
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
Refer to Part II, Item 8, Note 15. “Interest Bearing Liabilities”
and Note 16. “Other Financial Liabilities” for further
information.
Finance leases
During the year ended December 31, 2025, we entered into various finance lease agreements. Our total finance lease commitments were $33.4
million as at December
31, 2025. The
terms of the outstanding
lease agreements
mature through August 2029 and bear fixed interest rates
ranging from 8.6% to 14.0%.
Surety bonds, letters of credit and bank guarantees
We are required
to provide financial
assurance and other
security to satisfy
contractual and other
requirements
arising in the
normal course of
business. Some
of these
assurances are
provided to comply
with state
or other
government agencies’ statutes and regulations.
For
the
U.S.
Operations,
in
order
to
provide
the
required
financial
assurance
for
post
mining
reclamation,
we
generally
use surety
bonds.
We
also
use surety
bonds
and bank
letters
of credit
to collateralize
certain
other
obligations including contractual obligations under workers’
compensation insurance. As of December 31, 2025,
we had outstanding surety bonds of $20.0
million and bank guarantees outstanding
of $10.0 million for our U.S.
Operations.
For the Australian Operations,
as at December 31, 2025,
we had bank guarantees
outstanding of $35.7 million,
primarily in respect of certain rail and port take-or-pay
arrangements of the Company.
As of December 31, 2025, the Company, in aggregate, had total outstanding bank guarantees provided of $45.7 million to secure its obligations and commitments.
Future regulatory changes
relating to these
obligations could result
in increased obligations,
additional costs or
additional collateral requirements.
Restricted deposits – cash collateral
As required
by certain
agreements, we
had total
cash collateral
in the
form of
deposits of
$141.7 million
as of
December 31, 2025 to
provide back-to-back support for bank
guarantees, financial payments, other performance
obligations,
various
other
operating
agreements
and
contractual
obligations
under
workers
compensation
insurance.
These
deposits
are
restricted
and
classified
as
non-current
assets
in
the
Consolidated
Balance
Sheets.
Future regulatory
changes in
relation to
these obligations
or deterioration
of the
Company’s credit
rating could
result in increased obligations, additional costs or additional collateral requirements.
Stanwell contingent liability
On November 27,
2025, we entered
into the Second
Amendment Deed with
Stanwell that, among
other things,
waived the rebate amounts that would have otherwise been payable under the ACSA from January 1, 2026 until the final delivery date, which is expected to occur in the
first half of 2027.

Coronado Global Resources Inc. Form 10-K December 31,
2025
106
Pursuant to
the terms of
the Second Amendment,
if a
change of
control occurs within
two years of
the amendment
date, we must
obtain Stanwell’s prior consent and,
prior to the
change of control occurring,
pay all rebates
waived
plus interest. Additionally, if our current controlling shareholder ceases to control us by disposing of 20% or more
of its shares, we must immediately pay all rebates waived
by Stanwell plus interest.
The
amount
of
this
potential
obligation,
which
depends
on
future
events
beyond
our
control,
is
subject
to
significant uncertainty due to its
dependence on prevailing coal market prices during
the waiver period and future
coal export volumes. Both variables are inherently volatile and influenced by external factors beyond our control, including commodity
price
fluctuations, geopolitical
developments,
and
market demand
shifts.
As a
result, the
Company does not believe it can reasonably estimate the amount of the potential obligation. Refer to Part I, Item
1, “Information Regarding Major Customers—Stanwell”
for further information.
Dividends
During the year ended
December 31, 2025, we
paid $8.3 million in
dividends to stockholders
or CDI holders on
the ASX,
net of $0.1 million of foreign exchange
gain on payment of dividends to certain
CDI holders that elected
to be paid in Australian dollars.
Our
dividend
policy
and
the
payment
of
future
cash
dividends
are
subject
to
the
discretion
of
our
Board
of
Directors.
The
decision
as
to
whether
or
not
a
dividend
will
be
paid
is
subject
to
a
number
of
considerations
including the general business environment,
operating results, cash flows,
future capital requirements, regulatory
and contractual restrictions, as well as applicable covenants under the debt and other agreements and any other
factors the Board of Directors may consider relevant.
The
Second
Amendment
entered
with
Stanwell
includes
restrictions
on
our
ability
to
pay
distributions
to
shareholders (e.g., a dividend), such that we
are required to maintain a minimum cash
liquidity of $300.0 million
following payment
of such
distribution, the
repurchase
of the
Notes in
connection
with the
distribution
and the
payment of an equal or greater
amount (up to a maximum of
3 times) than the distribution
being used to reduce
the Prepayment and Deferred Payment Balance owed
to Stanwell.
Capital Requirements
Our main uses of cash
have historically been the funding of
our operations, working capital, capital expenditures,
and the payment of
interest and dividends.
We intend to
use cash to fund
debt service payments
on our Notes,
the ABL
Facility
and our
other indebtedness,
to fund
operating activities,
working
capital, capital
expenditures
and, if permitted and declared, payment of dividends.
Historical Cash Flows
The
following
table
summarizes
our
cash
flows
for
the
years
ended
December
31,
2025,
2024
and
2023
as
reported in the accompanying Consolidated Financial Statements:
Cash Flow
For Year Ended December 31,
(US$ in thousands) 2025 2024 2023
Net cash (used in) provided by operating activities (79,997) 74,039 268,282
Net cash used in investing activities
(298,737) (226,336) (238,168)
Net cash provided by (used in) financing activities 207,980 162,765 (24,679)
Net change in cash and cash equivalents
(170,754) 10,468 5,435
Effect of exchange rate changes on cash and cash
equivalents
4,161 (10,138) (769)
Cash and cash equivalents at beginning of period
339,625 339,295 334,629
Cash and cash equivalents at end of period
173,032 339,625 339,295
Operating activities
Net cash used in operating activities
was $80.0 million for the year ended
December 31, 2025, compared to
net
cash provided
by operating
activities of
$74.0 million for
the year
ended December
31, 2024.
The decrease
in
cash from operating
activities was primarily
driven by lower
coal revenues, higher
interest paid, and
income tax
payments in 2025 compared to tax
refunds in 2024. This decrease was
partially offset by lower operating
costs,
a prepayment from Stanwell of $75.0 million and a $67.2 million waive
r
and deferral of the Stanwell rebate, both
of which are to be
settled via future coal deliveries. The Stanwell
prepayment and rebate deferral primarily reflect
timing-related working capital benefits and do not represent permanent reductions in cash outflows.

Coronado Global Resources Inc. Form 10-K December 31,
2025
107
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
Investing activities
Net cash
used in
investing
activities was
$298.7 million
for the
year
ended December
31, 2025,
compared
to
$226.3 million
for the
year ended
December 31,
2024. Cash
spent on
capital expenditures
for the
year ended
December 31, 2025, was $244.8 million,
of which $130.6 million related to the Australian Operations and $114.2 million was related to the U.S. Operations,
and cash collateral of $72.8 million was posted as
a security to satisfy
certain contractual
obligations.
This was
partially offset
by proceeds
from sale
of idle
assets and
development
properties within our
U.S. Operations
of $16.5 million
and proceeds from
sale of property,
plant and equipment
of $2.5 million.
Net cash
used in
investing
activities was
$226.3 million
for the
year
ended December
31, 2024,
compared
to
$238.2 million
for the
year ended
December 31,
2023. Cash
spent on
capital expenditures
for the
year ended
December 31, 2024, was
$248.2 million, of which
$83.6 million related to
the Australian Operations
and $164.6
million related
to the
U.S. Operations,
and $24.3
million of
restricted and
other deposits
was redeemed
during
the year.
The increase
in capital
expenditures was
largely due
to the
investment in
organic growth
projects at
both of our U.S. Operations and Australian Operations.
Financing activities
Net cash provided by financing
activities was $208.0 million for
the year ended December 31,
2025. Included in
net cash provided
by financing
activities were
proceeds of
$340.0 million
in relation to
the ABL Facility
and the
predecessor credit facility,
partially offset by repayment
of principal and a make
-whole premium of $75.0
million
and $12.5 million, respectively,
in relation to the predecessor credit facility,
payment for debt issuance and other
financing costs
of $8.2
million, $16.5
million
in relation
repayment
of insurance
premiums financed
during
the
year, and
dividend payments
of $8.3 million (net
of $0.1 million foreign
exchange gain on
payment of dividends
to
certain
CDI
holders
that
elected
to
be
paid
in
Australian
dollars),
with
the
remaining
balance
consisting
of
finance lease and other financial liabilities.
Net cash provided by financing activities was $162.8 million for the year ended December 31,
2024 compared to
net cash
used in
financing activities
of $24.7
million for
the year
ended December 31,
2023. The
net cash
provided
by
financing
activities
for
the
year
ended
December
31,
2024,
largely
related
to
the
proceeds
from
interest
bearing-liabilities
and
other
financial
liabilities
of
$449.9
million,
partially
offset
by
the
repayment
of
interest
bearing and other financial
liabilities of $246.7 million,
a call premium paid
on the early redemption
of debt of $9.8
million,
payment
of
debt
issuance
and
other
financing
costs
of
$13.9
million
and
dividend
payments
of
$16.7
million.
Contractual Obligations
The following is a summary of our contractual obligations
at December 31, 2025:
Payments Due By Year
Less than
1
‑
3
3
‑
5
More than
(US$ in thousands) Total 1 Year Years Years 5 Years
Long
‑
term financial liability obligations
(1)
33,751 4,010 8,020 8,020 13,701
Interest-bearing liabilities (2) 711,523 4,682 9,364 681,479 15,998
Mineral lease commitments (3) 39,109 3,992 7,147 9,751 18,219
Operating and finance lease commitments 138,696 43,893 78,242 16,561 —
Unconditional purchase obligations (4) 7,800 7,800 — — —
Take
‑
or
‑
pay contracts
(5)
618,254 98,785 201,451 209,967 108,051
Total
contractual cash obligations
1,549,133 163,162 304,224 925,778 155,969
_____________________
(1)
Represents financial
obligations relating
to amounts
outstanding from
financial liabilities
for a
sale and
lease back type arrangement.

Coronado Global Resources Inc. Form 10-K December 31,
2025
108
(2)
Represents
financial
obligations
outstanding
under
the
Notes,
ABL
Facility
and
Curragh
Housing
transaction.
Refer
to Note
15. “Interest
Bearing
Liabilities”
in
the
accompanying
audited
Consolidated
Financial Statements for additional discussion.
(3)
Represents
future
minimum
royalties
and
payments
under
mineral
leases.
Refer
to
Note
23.
“Commitments”
in
the
accompanying
audited
Consolidated
Financial
Statements
for
additional
discussion.
(4)
Represents firm purchase commitments for capital
expenditures (based on orders
to suppliers for capital
purchases) for 2025.
(5)
Represents various short- and long-term
take-or-pay arrangements in
Australia associated with rail and
port commitments for the delivery of coal.
This
table
does
not
include
our
estimated
Asset
Retirement
Obligations,
or
ARO.
As
discussed
in
“—Critical
Accounting
Policies
and
Estimates—Carrying
Value
of
Asset
Retirement
Obligations”
below,
the
current
and
non-current
carrying
amount
of
our
ARO
involves
several
estimates,
including
the
amount
and
timing
of
the
payments required to satisfy
these obligations. The timing
of payments is based on numerous
factors, including
projected
mine
closure
dates.
Based
on
our
assumptions,
the
carrying
amount
of
our
ARO
as
determined
in
accordance with U.S. GAAP was $154.3 million as of
December 31, 2025.
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
factors indicate a
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
flows,
in
our
assessments
of
fair
value.
The
assumptions
about
future cash flows are
based on the current
and long-term business plans related
to the long-lived assets and
may
include
sales
volumes
and
prices,
cost
to
produce,
transportation
costs
and
capital
spending.
Discount
rate
assumptions are based on an assessment of the risk
inherent in the future cash flows of the long-lived assets.

Coronado Global Resources Inc. Form 10-K December 31,
2025
109
The Company recognized
impairment charges
of $10.6 million
for the year
ended December 31,
2024, against
property,
plant and
equipment relating
to a long-standing
non-core idled
asset within its
U.S. Operations
which
was sold on January 14, 2025.
The Company concluded that no impairment charges were required at any of the
Company’s mining assets for the years
ended December 31, 2025 and 2023.
Goodwill Impairment
We had
a balance
of goodwill
of $28.0 million
recorded at
December 31,
2025, which
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
increased
competition,
increased
costs
in doing
business,
management
challenges,
or legal
environments and how these factors might
impact company specific performance in future periods.
As part of the
analysis, we
also consider
fair value
determinations for
certain reporting
units that
have been
made at
various
points throughout
the current
and prior
year for
other purposes
to ensure
there is
no contrary
evidence to
our
analysis. At
December 31,
2025, we
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
2025. In
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
geological characteristics;
•
historical production from the area compared with production from other producing areas;

Coronado Global Resources Inc. Form 10-K December 31,
2025
110
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
require
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
2025
111
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
Entering
into derivative
transactions
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
their long-term
interest. Therefore, any
potential hedging
of coal prices
through long-term
fixed price
contracts
is subject
to the
approval of
our Board
of Directors
and would
only
be
adopted in exceptional circumstances.
Expectations regarding future
prices for coal depend
upon many factors beyond
our control. Met coal
has been
volatile commodity over
the years.
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
An inability of
Met coal suppliers to access international
markets could result in an oversupply of
Met coal in certain regions of
the globe and may result in a decrease in prices and/or
the curtailment of production.
We manage
our commodity
price risk
for our non-trading,
thermal coal
sales through
the use
of long-term
coal
supply agreements
in our
U.S. Operations.
In Australia,
thermal coal
is sold
to Stanwell
on a
long-term supply
contract. See Part
I, Item 1A. “Risk
Factors—Restrictions and
limitations related to
the coal supply
agreements
with Stanwell may adversely impact our strategy,
financial condition, results of operations and business
.”
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
2025, we had
$84.9
million
of
outstanding
provisionally
priced
receivables
subject
to
changes
in
the
relevant
price
index.
If
prices decreased 10%,
these provisionally priced
receivables would decrease
by $8.5 million.
See Part
I, Item 1A.
“Risk Factors—Our profitability depends
upon the prices we receive for
our coal. Prices for coal
are volatile and
can fluctuate widely based upon a number of factors
beyond our control.”

Coronado Global Resources Inc. Form 10-K December 31,
2025
112
Diesel Fuel
We may be exposed
to price risk
in relation to other commodities
or raw materials used
in our operations (such
as gas or diesel). Expectations
regarding future prices for diesel depend
upon many factors beyond our
control.
These
commodities
may
be
hedged
through
financial
instruments
if
the
exposure
is
considered
material
and
where the exposure cannot be mitigated through fixed
price supply agreements.
The fuel required for our operations in 2026 will be purchased under fixed-price contracts or on a spot basis.
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
As
of
December
31,
2025,
we
had
$743.4
million
of
fixed-rate
borrowings,
Notes
and
finance
leases,
and
no variable-rate borrowings outstanding.
Foreign Exchange Risk
A significant portion of our
sales are denominated in US$.
Foreign exchange risk is
the risk that our earnings
or
cash flows are adversely impacted by movements in
exchange rates of currencies that are not US$.
Our main exposure
is to the
A$-US$ exchange rate
through our Australian
Operations, which have
predominantly
A$ denominated costs.
Greater than 70%
of the expenses
incurred at our
Australian Operations are denominated
in
A$.
Approximately
30%
of
our
Australian
Operations’
purchases
are
made
with
reference
to
US$,
which
provides a natural hedge against
foreign exchange movements on
these purchases (including fuel,
several port
handling charges,
demurrage, purchased
coal and
some insurance
premiums). Appreciation
of the
A$ against
the US$ will increase our Australian Operations’ US$
reported cost base and reduce US$ reported net
income.
We
entered
into
forward
exchange
contracts
to
manage
the
foreign
currency
exposure
of
our
Australian
Operations by selling US$
generated from export
coal sales revenue at
Curragh and purchasing
A$ required to
settle
Curragh’s
A$
operating
costs.
The
fair
value
of
the
forward
foreign
currency
derivative
contracts
as
of
December 31, 2025 was an asset of $2.5 million.
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
we estimate that a
10% increase in
the A$ to US$
exchange rate,
which averaged A$/US$
0.64 in 2025, would
increase reported
total costs
and expenses
by approximately
$107.5 million
for the
year ended
December 31,
2025.
Credit Risk
Credit risk is the risk of
sustaining a financial loss
as a result of a counterparty
not meeting its obligations
under
a financial instrument or customer contract.
We are exposed
to credit risk
when we have financial
derivatives, cash deposits,
lines of credit, letters
of credit
or bank guarantees
in place with
financial institutions.
To
mitigate against credit risk
from financial counterparties,
we have minimum credit rating requirements for financial
institutions with whom we transact.
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
Directors.
As of December 31, 2025, we had
financial assets of $580.3 million,
including cash and cash equivalents,
trade
receivables and
restricted deposits,
which are
exposed to
counterparty credit
risk. These
financial assets
have
been assessed under ASC 326,
Financial Instruments – Credit Losses,
and a provision for
discounting and credit
losses
of
$5.4
million
was
recorded
as
of
December
31,
2025.
See
Item
8.
“Financial
Statements
and
Supplementary Data—Note 7. Provision for Discounting and
Credit Losses.”

Coronado Global Resources Inc. Form 10-K December 31,
2025
113
ITEM 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY
DATA

Page
Number
Consolidated Balance Sheets
114
Consolidated Statements of Operations and Comprehensive Income
115
Consolidated Statements of Stockholders’ Equity
116
Consolidated Statements of Cash Flows
117
Notes to Consolidated Financial Statements
118
Report of Independent Registered Public Accounting Firm
(PCAOB
ID:
0
1435
)
156

Coronado Global Resources Inc. Form 10-K December 31,
2025
114
Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets
Note
December 31,
2025
December 31,
2024
Current assets:
Cash and cash equivalents
$
173,032
$
339,625
Trade receivables, net
6
250,921
209,110
Inventories
8
195,165
155,743
Other current assets
9
87,678
110,275
Total
current assets
706,796
814,753
Non-current assets:
Property, plant and
equipment, net
10
1,654,455
1,507,130
Right of use asset – operating leases, net
12
86,481
90,143
Goodwill 2(i)
28,008
28,008
Intangible assets, net
2,708
2,905
Restricted deposits
24
141,696
68,471
Deferred income tax assets
20
—
—
Other non-current assets
9
5,411
6,342
Total
assets
$
2,625,555
$
2,517,752
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
$
89,178
$
101,743
Accrued expenses and other current liabilities
11
276,032
206,798
Asset retirement obligations
13
10,978
15,523
Contract obligations
14
22,445
37,090
Lease liabilities
12
34,300
19,502
Interest bearing liabilities
15
1,671
1,363
Income tax payable
20
21,024
17,568
Other current financial liabilities
16
1,424
5,988
Total
current liabilities
457,052
405,575
Non-current liabilities:
Asset retirement obligations
13
143,388
149,275
Contract obligations
14
522,968
312,822
Interest bearing liabilities
15
684,989
410,944
Other financial liabilities
16
18,888
18,881
Lease liabilities
12
83,866
74,241
Deferred income tax liabilities
20
23,249
36,737
Other non-current liabilities
41,409
36,392
Total
liabilities
$
1,975,809
$
1,444,867
Common stock $
0.01
par value;
1,000,000,000
shares authorized,
167,645,373
shares issued and outstanding as of December 31, 2025 and
December 31, 2024
1,677
1,677
Series A Preferred stock $
0.01
par value;
100,000,000
shares authorized,
1
Share issued and outstanding as of December 31, 2025 and
December 31,
2024
—
—
Additional paid-in capital
1,094,743
1,094,560
Accumulated other comprehensive losses
22
(120,444)
(137,560)
(Accumulated losses) retained earnings
(326,230)
114,208
Total
stockholders’ equity
649,746
1,072,885
Total
liabilities and stockholders’ equity
$
2,625,555
$
2,517,752
See accompanying notes to consolidated financial
statements.

Coronado Global Resources Inc. Form 10-K December 31,
2025
115
Consolidated Statements of Operations and Comprehensive
Income
(In US$ thousands, except share data)
Year Ended December 31,
Note 2025 2024 2023
Revenues:
Coal revenues $
1,920,416
$
2,444,862
$
2,830,689
Other revenues
29,371
62,851
59,914
Total
revenues
3
1,949,787
2,507,713
2,890,603
Costs and expenses:
Cost of coal revenues (exclusive of items shown
separately below)
1,524,569
1,714,987
1,731,630
Depreciation, depletion and amortization
185,350
187,400
160,711
Freight expenses
268,015
241,377
259,710
Stanwell rebate
100,542
116,870
136,523
Other royalties
163,747
289,678
345,882
Selling, general, and administrative expenses
39,250
36,944
84,177
Total
costs and expenses
2,281,473
2,587,256
2,718,633
Other income (expenses):
Interest expense, net
(99,291)
(58,856)
(56,751)
Loss on debt extinguishment
(19,258)
(14,732)
(1,385)
(Increase) decrease in provision for discounting and
credit losses
(4,758)
207
4,216
Other, net 4
10,578
3,734
5,764
Total
other expense, net
(112,729)
(69,647)
(48,156)
(Loss) income before tax
(444,415)
(149,190)
123,814
Income tax benefit
20
12,359
40,309
32,251
Net (loss) income attributable to Coronado Global
Resources Inc. $
(432,056)
$
(108,881)
$
156,065
Other comprehensive (loss) income, net of income
taxes:
Foreign currency translation adjustment 22
14,637
(47,633)
1,496
Net gain on cash flow hedges, net of tax 22
2,479
—
—
Total
other comprehensive income (loss)
17,116
(47,633)
1,496
Total
comprehensive (loss) income attributable to
Coronado Global Resources Inc. $
(414,940)
$
(156,514)
$
157,561
(Loss) earnings per share of common stock
Basic
5 (c)
(2.58)
(0.65)
0.93
Diluted
5 (c)
(2.58)
(0.65)
0.93
See accompanying notes to consolidated financial
statements.

Coronado Global Resources Inc. Form 10-K December 31,
2025
116
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
—
—
—
—
(432,056)
(432,056)
Other comprehensive income —
—
—
—
—
17,116
—
17,116
Total comprehensive income (loss) —
—
—
—
—
17,116
(432,056)
(414,940)
Stock-based compensation for equity
classified awards —
—
—
—
183
—
—
183
Dividends —
—
—
—
—
—
(8,382)
(8,382)
Balance December 31, 2025
167,645,373
$
1,677
1
$
—
$
1,094,743
$
(120,444)
$
(326,230)
$
649,746
See accompanying notes to consolidated financial
statements

Coronado Global Resources Inc. Form 10-K December 31,
2025
117
Consolidated Statements of Cash Flows
(In US$ thousands)
Year Ended December 31,
2025 2024 2023
Cash flows from operating activities:
Net (loss) income $
(432,056)
$
(108,881)
$
156,065
Adjustments to reconcile net income to cash and
cash equivalents provided
by operating activities:
Depreciation, depletion and amortization
187,359
190,923
163,862
Change in estimate of asset retirement obligation
(2,009)
(3,523)
(3,151)
Impairment of non-core assets
—
10,585
—
Amortization of right of use asset - operating leases
25,990
22,091
12,415
Amortization of deferred financing costs
3,679
3,989
4,300
Non-cash interest expense
46,568
34,912
30,997
Amortization of contract obligations
(23,739)
(31,443)
(33,026)
Gain on disposal of assets
(8,817)
—
—
Equity-based compensation expense
183
129
2,149
Loss on debt extinguishment
19,258
14,732
1,385
Deferred income taxes
(14,276)
(39,526)
(21,338)
Reclamation of asset retirement obligations
(5,106)
(9,724)
(5,334)
(Decrease) increase in provision for discounting and
credit losses
4,758
(207)
(4,216)
Loss (gain) on translation of short-term inter-entity
balances
4,490
(10,028)
—
Other
(181)
(694)
516
Changes in operating assets and liabilities:
Accounts receivable - including related party receivables,
net
(35,340)
35,451
155,056
Inventories
(32,704)
27,644
(32,774)
Other current assets
10,672
(2,778)
(477)
Contract obligations
142,771
—
—
Accounts payable
(13,795)
(9,366)
40,159
Accrued expenses and other current liabilities
63,399
(97,895)
(25,435)
Operating lease liabilities
(24,761)
(21,050)
(14,597)
Income tax payable
(351)
66,665
(164,834)
Change in other liabilities
4,011
2,033
6,560
Net cash (used in) provided by operating activities
(79,997)
74,039
268,282
Cash flows from investing activities:
Capital expenditures
(244,784)
(248,142)
(237,205)
Proceeds from disposal of assets
18,837
—
—
Purchase of restricted and other deposits
(111,723)
(2,462)
(27,213)
Redemption of restricted and other deposits
38,933
24,268
26,250
Net cash used in investing activities
(298,737)
(226,336)
(238,168)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other
financial liabilities
340,000
449,860
—
Debt issuance costs and other financing costs
(8,116)
(13,912)
(3,436)
Principal payments on interest bearing liabilities
and other financial liabilities
(99,574)
(246,668)
(4,361)
Call premiums paid on early redemption of debt
(12,250)
(9,768)
—
Principal payments on finance lease obligations
(3,747)
(68)
(127)
Dividends paid
(8,333)
(16,679)
(16,755)
Net cash provided by (used in) financing activities
207,980
162,765
(24,679)
Net (decrease) increase in cash and cash equivalents
(170,754)
10,468
5,435
Effect of exchange rate changes on cash and cash equivalents
4,161
(10,138)
(769)
Cash and cash equivalents at beginning of period
339,625
339,295
334,629
Cash and cash equivalents at end of period $
173,032
$
339,625
$
339,295
Supplemental disclosure of cash flow information:
Cash payments for interest $
58,815
$
29,727
$
28,632
Cash (refund) paid for taxes $
(1,695)
$
(67,842)
$
147,106
Restricted cash $
251
$
251
$
251
See accompanying notes to consolidated financial
statements

Coronado Global Resources Inc. Form 10-K December 31,
2025
118
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
GAAP,
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
(c)
Certain Significant Risks and Uncertainties
External
factors,
including
general
economic
conditions,
international
events
and
circumstances,
competitor
actions, governmental actions
and regulations are beyond
the Company’s control
and can cause fluctuations
in
demand
for
coal
and
volatility
in
the
price
of
commodities.
This
in
turn
may
adversely
impact
the
Company’s
future operating results and purchase or investment opportunities in the coal mining industry.
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
90
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
Company’s total coal revenues in the year ended
December 31, 2025.
Year Ended December 31,
2025 2024 2023
Tata
Steel
18%
20%
21%
ArcelorMittal
12%
9%
10%
For the year ended December 31, 2025, $
985.0
million, or
51.1
%, of total coal revenues were attributable to
five
customers.
In
comparison,
for
the
year
ended
December
31,
2024,
$
1,330.4
million,
or
54.6
%,
of
total
coal
revenues were
attributable to
five
customers, and
for the
year ended
December 31,
2023, $
1,509.1
million, or
53.3
%, of total
coal revenues
were attributable to
five
customers. As of
December 31, 2025,
the Company had
four
customers that
accounted for
$
130.7
million, or
51.3
%, of
accounts receivable.
As of
December 31,
2024,
the Company had
four
customers that accounted for $
119.2
million, or
56.9
%, of accounts receivable.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
119
The
following
table
presents
revenues
as
a
percent
of
total
revenue
from
external
customers
by
geographic
region:
Year Ended December 31,
2025 2024 2023
Asia
50%
59%
50%
North America
16%
14%
11%
South America
10%
8%
8%
Europe
9%
7%
6%
Australia
6%
3%
4%
Brokered sales
9%
9%
21%
Total
100%
100%
100%
The Company uses shipping destination as the
basis for attributing revenue to individual
countries. The transfer
of title on
brokered transactions
may occur at
a point that
does not reflect
the end usage
point, therefore
these
sales are reflected as exports and classified as brokerage sales.
Concentration of labor
As of December 31, 2025,
10.7
% of the Company’s total
employees are subject to the Curragh
Mine Enterprise
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
(d)
Going concern
During the
year ended
December 31,
2025, the
Company took
decisive actions
to enhance
liquidity,
including
securing incremental funding and concurrently amending the
terms of its financial covenants, materially reducing
operating and capital costs, and completing other financial support arrangements with Stanwell.
On November 27,
2025, the Company
completed refinancing of
its existing credit
facility with Highland
Park XII
Pte. Ltd, an
affiliate of
Oaktree Capital Management
L.P.,
through a new
senior secured
asset-based revolving
credit agreement with Stanwell Corporation Limited, or Stanwell, for an aggregate principal amount up to $
265.0
million, or the
ABL Facility.
The ABL Facility
matures in
five years
, bears interest
at
9
%, which may
increase to
12
% per annum
depending on the level
of the Borrowing
Base Ratio and is
subject to a
minimum Borrowing Base
Ratio and, from December 31, 2027, the maintenance of gearing ratio and interest coverage ratio. Refer to Note
15 “Interest Bearing Liabilities” for further information.
Concurrently with
the entry
into the
ABL Facility,
the Company
entered into
a Second
Amendment Deed
that,
among other matters, amends the terms of its existing Amended Coal Supply Agreement, dated as of November
6,
2009,
or
the
ACSA,
and
the
New
Coal
Supply
Agreement,
dated
as
of
July
12,
2019,
or
the
NCSA,
with
Stanwell. These amendments
are expected to
have a positive
incremental impact on
operating cashflows through
the waiver of rebate amounts otherwise payable
under the ACSA, deferral of other obligations with
Stanwell, and
prepayments in relation to
future annual nominated
contract tonnage,
and provide material downside
protection
during periods when the Company’s
cash balance is below $
250.0
million. These arrangements are
intended to
provide
critical
cash
flow
support
and
financial
stability
for
the
Company.
The
Curragh
mine’s
strategic
importance,
to
both
Stanwell’s
ability
to
economically
generate
electricity
for
Queensland
and
Queensland’s
overall energy
security,
was the
primary motivating
factor in
Stanwell providing
substantial financial
assistance
and concessions
to the
Company and
supporting the
ongoing viability
of the
Curragh mine
and the
security of
coal supply to the Stanwell Power Station.
Refer to Note 14 “Contract Obligations” for further information.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
120
On
October
23,
2025,
the
manager
of
the
Financial
Provisioning
Act,
or
the
Scheme
Manager,
issued
an
indicative Annual
Review
Allocation of
“High” for
the
Curragh mine
complex’s
Environmental
Authority,
or EA,
number
EPML00643713.
As
permitted
under
the
Financial
Provisioning
Act,
the
Company
made
formal
submissions to the Scheme manager requesting a review of this indicative rating.
Following consideration of the
Company’s
formal
submission,
the
Scheme
Manager
applied
discretion
as
permitted
under
the
Financial
Provisioning Act to grant transitional relief allowing the application of the “Moderate-High” risk category. This risk category will apply
until the next
Annual Review Allocation
for the Curragh
mine complex, which
is expected to
occur in November 2026.
Under the
transitional “Moderate–High”
risk category,
the Company
is required
to make
an annual
contribution
to the
Scheme equivalent
to
6.5
% of
Curragh’s Estimated
Rehabilitation Cost,
or the
ERC, rather
than provide
financial
assurance
in
the
form
of
bank
guarantees,
insurance
bonds
or
cash
collateral
equal
to
100
%
of
Curragh’s ERC.
The Company’s
earnings and cash
flows from operating
activities for the
year ended December
31, 2025 were
significantly
impacted
by
the
continued
subdued
performance
of
Met
coal
markets,
which
led
to
low
realized
prices for the coal the Company sells. For the year ended December 31,
2025, the Company incurred net losses
of $
432.1
million. Despite this, the Company
was in a materially improved
financial position as of December
31,
2025. Since
the previous
interim period
reporting assessment,
the Company
executed and
received significant
liquidity
support
from
Stanwell,
entered
into
a
new
ABL
Facility
with
an
extended
maturity
and
more
flexible
covenant terms (including reducing cross
default risk with the
Notes), benefited from improving metallurgical coal
market conditions, demonstrated
operational recovery, and obtained
clarity regarding the
outcome of the
Scheme
Manager’s final Annual Review Allocation.
As of December 31, 2025, the Company’s available liquidity,
consisting of cash and cash equivalents (excluding
restricted cash), was $
172.8
million.
After
evaluating
these
factors,
the
Company
has
concluded
that
its
current
cash
and
cash
equivalents
and
forecasted cashflows will be
sufficient to fund
its operations and satisfy
its obligations for at
least one year from
the issuance date of these financial statements.
In
prior
interim
reporting
periods,
the
Company
concluded
that
conditions
and
events
existed
that
caused
substantial doubt
about its
ability to
continue
as a
going concern,
primarily
due to
uncertainty regarding
near-
term liquidity,
refinancing of its asse
t-based revolving credit facility
(which included financial
covenants that had
the potential to result in
a cross default with the Company’s Senior Secured
Notes) and the potential requirement
to provide financial assurance under the Mineral and Energy Resources (Financial Provisioning)
Act 2018 (Qld),
or the Financial
Provisioning Act. This has
now been alleviated as
is described above and
as such the
substantial
doubt identified in prior interim reporting periods no longer exist at December 31, 2025.
The
Company’s
forecasts
are
subject
to
the
achievement
of
production
targets,
and
other
factors
beyond
its
control,
including
general
economic
conditions,
metallurgical
coal
pricing,
competitive
dynamics
and
weather-
related impacts.
The Company’s
working capital
requirements in
the short
to medium
term are
also dependent
on variations in these factors and the preparation of forecasts requires management judgement.
2.
Summary of Significant Accounting Policies
(a)
Newly Adopted Accounting Standards
Accounting
Standards
Update,
or
ASU,
2023-09
-
Income
Taxes
(Topic
740):
Improvements
to
Income
Tax
Disclosures.
In
December
2023,
the
FASB
issued
ASU
2023-09,
which
modifies
the
rules
on
income
tax
disclosures to require companies to
disclose specific categories in the
rate reconciliation, the income or
loss from
continuing
operations
before
income
tax
expense
or
benefit
(separated
between
domestic
and
foreign)
and
income tax expense or
benefit from continuing operations
(separated by federal, state,
and foreign). The updated
standard was effective for annual periods beginning
after December 15, 2024.
The updated
standard impacted only
the financial
statement disclosures,
with no
impact on
the Company’s results
of operation, cash flows and financial position.
The required disclosures are included in Note 20. “Income
Taxes.”

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
121
(b)
Accounting Standards Not Yet
Implemented
ASU 2024-03
- Income
Statement –
Reporting Comprehensive
Income –
Expense Disaggregation
Disclosures
(Subtopic 220-40):
Disaggregation of
Income Statement
Expenses
. In
November 2024,
the FASB
issued ASU
2024-03,
which
require
disclosure,
in
the
notes
to
financial
statements,
of
specified
information
about
certain
costs and expenses.
The amendments aim
to improve financial
reporting by requiring
that public business
entities
disclose additional
information about specific
expense categories
in the notes
to financial statements
at interim
and
annual
reporting
periods.
The
updated
standard
is
effective
for
annual
reporting
periods
beginning
after
December
15,
2026,
and
interim
reporting
periods
beginning
after
December
15,
2027.
Early
adoption
is
permitted. The
Company is
currently evaluating
the impact
that the
updated standard
will have
on its
financial
statement disclosures.
ASU 2025-11
- Interim
Reporting (Topic
270
): Narrow-Scope Improvements
. In
December 2025,
FASB
issued
ASU 2025-11
to clarify interim financial
reporting guidance under
Topic
270. The amendments
aim to make the
interim reporting requirements
easier to
navigate and
apply.
The amendments
do not change
the substance
of
existing
interim
reporting
requirements
but
reorganize
and
clarify
when
and
how
the
guidance
applies.
The
amendments also
introduce a
new disclosure
principle requiring entities
to disclose events
and changes
occurring
since the end of the last annual reporting period that have a material impact on the entity. The updated standard will be effective for annual
periods beginning after December 15, 2027,
and interim reporting periods within
those
annual reporting periods. The Company is currently evaluating the impact that the updated standard will have on
its financial statement disclosures.
There have been
no other recent
accounting pronouncements not yet
effective that have significance,
or potential
significance, to the Company’s Consolidated Financial
Statements.
(c) Reclassifications
Certain amounts in the prior period Consolidated Balance Sheet have been reclassified to conform to the current
period
presentation.
These
reclassifications
relate
to
the
presentation
of
contract
obligations
which
were
previously
reported
within
a
different
financial
statement
line
item.
These
changes
had
no
impact
on
the
Company’s previously reported net income (loss).
(d)
Use of Estimates
The preparation
of Consolidated
Financial
Statements
in conformity
with U.S. GAAP
requires
management
to
make certain
judgements, estimates
and assumptions
that affect
the reported
amounts of
assets and
liabilities
and disclosure of
contingent assets and contingent
liabilities at the
date of the
Consolidated Financial Statements
and
the
reported
amounts
of
revenues
and
expenses
during
the
reporting
periods.
Actual
results
could
differ
materially
from
those
estimates.
Significant
items
subject
to
such
estimates
and
assumptions
include
asset
retirement obligations; useful lives for depreci
ation, depletion and amortization; expected
credit losses; deferred
income tax
assets and
liabilities; values
of coal
properties; goodwill;
workers’ compensation
liability; and
other
contingencies.
(e)
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
2025
122
Gains and
losses
from foreign
currency
remeasurement
related
to Curragh’s
US$ receivables
are included
in
coal revenues.
All other
gains
and losses
from foreign
currency
remeasurement
and foreign
currency
forward
contracts
are
included
in
“Other,
net,”
with
the
exception
of
foreign
currency
gains
or
losses
on
long-term
intercompany loan balances which are classified within “Accumulated other comprehensive losses.”
The
Company
may
periodically
enter
into
arrangements
that
protect
against
the
volatility
of
foreign
currency,
including forward currency derivative contracts. Refer
to Note 21. “Derivatives and Fair
Value Measurement”
for
further information.
The total
aggregate impact
of foreign
currency transaction
gains or
losses on
the Consolidated
Statements of
Operations and Comprehensive
Income was a
net loss of
$
6.2
million, net gain
of $
21.6
million and net
gain of
$
2.5
million for
the years
ended December
31, 2025,
2024 and
2023, respectively.
The total
impact of
foreign
currency
transactions
related
to
US$
coal
sales
in
Australia
(included
in
the
total
above)
was
a
net
loss
of
$
8.8
million, net
gain of $
8.4
million and
net loss
of $
1.0
million for
the years
ended December
31, 2025,
2024
and 2023, respectively.
(f)
Cash and Cash Equivalents
Cash and
cash equivalents include
cash at
bank and
short-term, highly liquid
investments with
an original
maturity
date of
three
months
or less.
The Company
had
$
106.9
million
and
$
221.4
million
of short-term,
highly
liquid
investments classified as cash equivalents as of December
31, 2025 and 2024, respectively.
“Cash
and
cash
equivalents,”
as disclosed
in
the
accompanying
Consolidated
Balance
Sheets,
includes
$
0.3
million of restricted cash at December 31, 2025 and
2024.
(g)
Trade Accounts Receivables
Trade
accounts
receivables
represent
customer
obligations
that
are
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
previously written off
are credited against “Provision
for discounting and
credit losses” in
the Consolidated Statements of Operations and Comprehensive
Income.
(h)
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
depending on the
location of the coal
stockpile, and, in the
case of raw coal,
estimated
remaining processing costs.
Supplies
inventory
is
comprised
of
replacement
parts
for
operational
equipment
and
other
miscellaneous
materials and supplies required for
mining, which are stated at cost
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
2025
123
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
on a units-of-
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
Impairment of long-lived assets
Long-lived
assets,
such
as
property,
plant,
and
equipment,
and
purchased
intangible
assets
subject
to
amortization,
are
reviewed
for
impairment
whenever
events
or
changes
in
circumstances
indicate
that
the
carrying amount of an
asset may not be
recoverable.
If circumstances require
a long-lived asset or
asset group
be
tested
for
possible
impairment,
the
Company
first
compares
undiscounted
cash
flows
expected
to
be
generated by
that asset
or asset
group to
its carrying
amount. If
the carrying
amount of
the long-lived
asset or
asset group
is not
recoverable on
an undiscounted
cash flow
basis, an
impairment is
recognized to
the extent
that the
carrying amount
exceeds its
fair value.
Fair value
is determined
through
various valuation
techniques
including
discounted
cash
flow
models,
quoted
market
values
and
third-party
independent
appraisals,
as
considered necessary.
In circumstances in which the Company intends to sell a long-lived or asset group that did not satisfy the criteria
to be
classified as
“held-for-sale,” an
impairment charge
is recorded
when the
carrying amount
of the
disposal
group exceeds its estimated fair value, less costs to sell.
The Company recognized
an impairment charge of
$
10.6
million against property,
plant and equipment relating
to a
long-standing
non-core
idle
asset within
the U.S.
Operation
for the
year
ended
December
31, 2024.
The
Company concluded
that
no
impairment charges
were required
at any
of the
Company’s mining
assets for
the
years ended December 31, 2025 and 2023.
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
2025 and
2024.
Based upon the
Company’s qualitative
assessment, it
is more likely
than not that
the fair value
of the reporting
unit is greater
than its carrying amount
at December 31, 2025 and
2024. As a
result,
no
impairment was required,
and the balance
of goodwill at
both December 31, 2025 and
2024 was $
28.0
million. The Company has
not noted
any indicators of impairment since the acquisition date.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
124
Goodwill is not
amortized but is reviewed
for impairment annually or
when circumstances or other
events indicate
that impairment may have occurred. The Company follows the
guidance in Accounting Standards Update 2017-
04
-
Intangibles
–
Goodwill
and
Other:
Simplifying
the
Test
for
Goodwill
Impairment
(ASU 2017-04).
The
Company makes a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is
less than its carrying
amount. Circumstances that are considered as
part of the qualitative assessment
and could
trigger a quantitative impairment test include,
but are not limited to, a significant adverse change in the business climate; a significant
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
the
cost
of
reclamation
of
surface
land
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
the expected
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
(k)
Borrowing Costs
Borrowing costs are
recognized as an
expense when they
are incurred, except
for interest charges
attributable
to major projects with substantial development and construction phases, which are capitalized as part of the cost
of the asset. There was
no
interest capitalized during the years ended December
31, 2025, 2024 and 2023.
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
in which case
the Company
utilizes its
incremental borrowing rate
in determining
the present
value of
the future
lease payments.
The
incremental
borrowing
rate
is
the
rate
of
interest
that
the
Company
would
have
to
pay
to
borrow,
on
a
collateralized
basis
over
a
similar
term,
an
amount
equal
to
the
lease
payments
in
a
similar
economic
environment.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
125
Operating Leases
ROU assets
related to
operating leases
are presented
as “Right
of Use
assets –
operating leases,
net” on
the
Consolidated
Balance
Sheets.
Lease
liabilities
related
to
operating
leases
that
are
subject
to
the
Accounting
Standards
Codification,
or
ASC,
842
measurement
requirements,
such
as
operating
leases
with
lease
terms
greater than twelve months, are presented in “Lease Liabilities” (current) and “Lease Liabilities” (non
-current) on
the Consolidated Balance Sheets.
Operating lease
ROU assets and
lease liabilities
are recognized at
the commencement date
based on
the present
value of the
future lease payments
over the lease
term. The
discount rate used
to determine
the present
value
of the
lease
payments
is the
rate
implicit in
the
lease unless
that
rate cannot
be readily
determined,
in which
case, the
Company utilizes
its incremental
borrowing
rate in
determining the
present value
of the
future lease
payments. The incremental borrowing rate is the rate
of interest that the Company would have to pay
to borrow,
on
a
collateralized
basis
over
a
similar
term,
an
amount
equal
to
the
lease
payments
in
a
similar
economic
environment. Operating
lease ROU
assets may
also include
any cumulative
prepaid or
accrued rent
when the
lease payments
are uneven
throughout the
lease term.
The ROU
assets and
lease liabilities
may also
include
options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
The ROU
asset includes
any lease
payments made
and lease
incentives received
prior to
the commencement
date.
The
Company
has
lease
arrangements
with
lease
and
non-lease
components
which
are
accounted
for
separately.
Non-lease
components
of
the
lease
payments
are
expensed
as
incurred
and
are
not
included
in
determining the present value.
(m) Royalties
Lease rights
to coal
lands are
often acquired
in exchange
for royalty
payments. For
our Australian
Operations,
royalties
are
payable
monthly
as
a
percentage
of
the
gross
realization
from
the
sale
of
the
coal
mined
using
surface mining methods
and underground methods.
At our U.S. Operations,
royalties are payable
monthly as a
percentage
of
the
gross
realization
for
coal
produced
using
underground
mining
methods.
Advance
mining
royalties are advance
payments made to
lessors under terms
of mineral lease
agreements that are
recoupable
against
future
production.
The
Company
had
advance
mining
royalties
of
$
5.7
million
and
$
9.8
million
respectively, included
in “Other current assets” as of December 31, 2025
and 2024.
(n)
Stanwell Rebate
The Stanwell rebate relates to
a contractual arrangement entered into
by the Company and
Stanwell Corporation
Limited, a State
of Queensland-owned
electricity generator,
which required payment
of a rebate
for export coal
sold from some of Curragh’s
mining tenements. The rebate obligation is
accounted for as an executory
contract
and the expense is recognized as incurred.
On November 27, 2025, the Company entered into a Second Amendment Deed with Stanwell that, among other matters, waived the
rebate amounts that
would have otherwise
been payable by
the Company from
January 1,
2026 until the final delivery
date pursuant to the
ACSA, which date is
expected to occur
in the first half of
2027.
Refer to Note 14. “Contract Obligations” for further
information.
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
derived from short-term contracts
where the time
between confirmation
of sales orders and collection
of cash is not more
than a few months.
During 2025, the Company
secured long-
term
contracts
with
varying
pricing
arrangements
and
including
prepayments.
Refer
to
Note
14.
“Contract
Obligations” for further information.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
126
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
when,
or as, the performance obligation is satisfied. Revenue
is recognized at a point in time.
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
Warranties provided
to customers are
assurance-type warranties
on the fitness
of purpose and
merchantability
of the Company’s goods. The Company does not
provide service-type warranties to customers.
Shipping and Handling
For Free
on Rail
sales, the
Company accounts
for shipping
and handling
activities as
a separate
performance
obligation after
the customer
obtains control
of the
good. In
this instance,
shipping and
handling costs
paid to
third
party
carriers
and
invoiced
to
coal
customers
are
recorded
as
freight
expense
and
other
revenues,
respectively.
Contract Balances
Contract assets, when
present, are recorded
separately from
trade receivables in
the Company's Consolidated
Balance Sheets and are reclassified to
trade receivables as title passes to
the customer and the Company's right
to
consideration
becomes
unconditional.
Credit
is
extended
based
on
an
evaluation
of
a
customer's
financial
condition and a
customer's ability to perform
its obligations. The
Company typically does
not have contract
assets
that are stated separately
from trade receivables
since the Company's
performance obligations are
satisfied as
control of the goods or services passes to the customer,
thereby granting the Company an unconditional right to
receive
consideration.
Contract
liabilities
relate to
consideration
received
in
advance
of the
satisfaction
of the
Company's
performance
obligations.
Contract
liabilities
are
recognized
as
revenue
at
the
point
in
time
when
control of the goods passes to the customer.
Refer to Note 14. “Contract Obligations” for further
information.
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
•
entering into fixed price contracts to purchase fuel for the
U.S. Operations.
•
entering into derivative financial instruments to hedge
exposures to fuel price fluctuations.
Refer to Note 21. “Derivatives and Fair Value
Measurement”.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
127
(q)
Derivative Accounting
The Company recognizes at fair value all contracts meeting the definition of a derivative as assets or liabilities in the Consolidated Balance Sheets.
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
(r)
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
reduce deferred income
tax assets to
the amount expected
to be realized, on a “more likely than not” basis.
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
(s)
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
Refer to
Note 21.
“Derivatives and
Fair Value
Measurement” for
detailed information
related to
the Company’s
fair value policies and disclosures.
(t)
Stock-based Compensation
The Company has
a stock-based compensation plan
which allows for
the grant of
certain equity-based incentives
including stock options, performance stock
units, or PSUs, and
restricted stock units,
or RSUs, to employees
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
2025
128
The expense for these equity-based incentives is based on their fair value at date of grant and is amortized over the required service
period, generally the vesting
period. The Company accounts
for forfeitures as
and when they
occur.
Refer to
Note 19.
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
Consolidated Balance Sheets as a
direct
reduction from
the carrying amount
of that
liability whereas debt
issuance costs related
to a
revolving credit facility
are shown as an asset and
amortized over the life of the
facility on a straight-line basis
and included in “Interest
expense, net” in the Company’s Consolidated Statements
of Operations and Comprehensive Income.
For
information
on
the
unamortized
balance
of
deferred
debt
issuance
costs
related
to
outstanding
debt,
see
Note 15. “Interest Bearing Liabilities”.
3.
Segment Information
The Company has
a portfolio of operating
mines and development
projects in Queensland,
Australia and in the
states of
Pennsylvania, Virginia
and West
Virginia in
the U.S.
The Australian
Operations
are comprised
of the
100%-owned
Curragh
producing
mine
complex.
The
U.S.
Operations
are
comprised
of
two
producing
mine
complexes (Buchanan and Logan) and
one
development property (Mon Valley),
all of which are 100% owned.
On January 14, 2025, and November 21, 2025, the Company completed the sale of its idled Greenbrier property
and
the
Russell
County
development
mining
property,
respectively,
both
of
which
were
previously
part
of
the
Company’s U.S. Operations.
The
Company
operates
its
business
along
two
reportable
segments:
Australia
and
United
States.
The
organization
of
the
two
reportable
segments
reflects
how
Coronado’s
Chief
Executive
Officer,
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
Adjusted EBITDA is
defined as earnings
before interest, taxes,
depreciation, depletion and
amortization and other
foreign exchange losses. Adjusted EBITDA is
also adjusted for certain discrete items
that management excludes
in analyzing each
of the
Company’s segments’ operating performance.
“Other and corporate”
relates to additional
financial information
for corporate
functions such
as financial
reporting and
accounting, treasury,
legal, human
resources, compliance,
and tax.
As such, the
corporate function
is not determined
to be
a reportable segment
but is discretely disclosed for purposes of reconciliation to the
Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
129
Reportable segment results for the years ended December 31,
2025, 2024 and 2023 are presented below:
(US$ thousands) Australia United States
Other and
Corporate Total
Year ended December 31,
2025
Total
revenues
$
1,185,298
$
764,489
$
—
$
1,949,787
Less:
Mining costs
(1)
(932,030)
(585,509)
—
(1,517,539)
Other operating costs (1)
(412,869)
(126,465)
—
(539,334)
Total
operating costs
(1,344,899)
(711,974)
—
(2,056,873)
Other and unallocated items
(2)
2,215
(39)
(39,257)
(37,081)
Segment adjusted EBITDA
(157,386)
52,476
(39,257)
(144,167)
Total
assets
1,354,590
1,075,270
195,695
2,625,555
Capital expenditures
148,842
136,620
5,342
290,804
Year ended December 31,
2024
Total
revenues
$
1,594,981
$
912,732
$
—
$
2,507,713
Less:
Mining costs
(1)
(1,054,066)
(629,242)
—
(1,683,308)
Other operating costs
(1)
(538,365)
(141,239)
—
(679,604)
Total
operating costs
(1,592,431)
(770,481)
—
(2,362,912)
Other and unallocated items (2)
851
4,982
(35,494)
(29,661)
Segment adjusted EBITDA
3,401
147,233
(35,494)
115,140
Total
assets
1,213,903
1,048,117
255,732
2,517,752
Capital expenditures
89,343
156,401
4,127
249,871
Year ended December 31,
2023
Total
revenues
$
1,681,522
$
1,209,081
$
—
$
2,890,603
Less:
Mining costs
(1)
(1,058,598)
(610,925)
—
(1,669,523)
Other operating costs (1)
(621,356)
(182,866)
—
(804,222)
Total
operating costs
(1,679,954)
(793,791)
—
(2,473,745)
Other and unallocated items (2)
680
5,803
(41,629)
(35,146)
Segment adjusted EBITDA
2,249
421,093
(41,629)
381,713
Total
assets
1,322,610
1,010,199
345,229
2,678,038
Capital expenditures
55,412
171,686
660
227,758
(1)
The
significant
expense category
and
amount aligns
with the
segment-level information
that
is regularly
provided to
the
CODM and
excludes Depreciation, Depletion and Amortization
.
(2)
Other and unallocated items for Other and Corporate includes selling, general and administrative expenses.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
130
The reconciliation
s
of net
(loss)
income attributable
to the
Company
to Adjusted
EBITDA for
the years
ended
December 31, 2025, 2024 and 2023 are as follows:
Year Ended December 31,
(US$ thousands) 2025 2024 2023
Consolidated Adjusted EBITDA $
(144,167)
$
115,140
$
381,713
Depreciation, depletion and amortization
(185,350)
(187,400)
(160,711)
Interest expense, net
(1)
(99,291)
(58,856)
(56,751)
Loss on debt extinguishment
(19,258)
(14,732)
(1,385)
Other foreign exchange gains
(2)
585
12,339
2,899
Uncertain stamp duty position
(3)
—
—
(41,321)
Impairment of assets
—
(10,585)
—
Restructuring costs
(4)
—
(729)
—
Gains (losses) on sale of assets
(5)
8,817
(4,574)
(4,846)
(Increase) decrease in provision for discounting
and credit losses
(4,758)
207
4,216
Other
(993)
—
—
Net (loss) income before tax $
(444,415)
$
(149,190)
$
123,814
Income tax benefit
12,359
40,309
32,251
Net (loss) income $
(432,056)
$
(108,881)
$
156,065
(1) Includes interest income of $
9.4
million, $
15.4
million, and $
7.6
million for the years ended December 31,
2025, 2024, 2023 respectively.
(2)
Refer to Note 4. “Other, net” for further discussion.
(3)
Relates to stamp duty on Curragh’s acquisition.
(4) During the year ended December 31, 2024, a restructuring and cost transformation initiative commenced at the Australian Operations to focus on repositioning the Company’s efforts to align its cost
structures and optimize its operations.
(5)
During the year ended
December 31, 2025,
the Company recognized
an $
11.0
million gain on disposal
of the Russell County
development property
and a $
2.2
million loss on disposal
of the Greenbrier
idle asset, both
of which previously
part of its U.S.
Operations. During the
years ended December
31, 2024 and 2023, it included care and
maintenance costs of the idled non-core asset
Greenbrier that was sold on January 14,
2025.
The
reconciliations
of
capital
expenditures
per
the
Company’s
segment
information
to
capital
expenditures
disclosed on
the Consolidated
Statements of
Cash Flows
for the
years ended
December
31, 2025,
2024 and
2023 are as follows:
Year Ended December 31,
(US$ thousands) 2025 2024 2023
Capital expenditures per Consolidated Statement of
Cash Flows $
244,784
$
248,142
$
237,205
Net movement in accruals for capital expenditures
(10,173)
12,497
(453)
Capital acquired through finance leases
29,072
—
—
Net movement in deposits to acquire long lead capital
27,121
(10,768)
(8,994)
Capital expenditures per segment detail $
290,804
$
249,871
$
227,758
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

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
131
Year Ended December 31, 2025
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,024,828
$
734,277
$
1,759,105
Thermal coal
131,901
29,410
161,311
Total
coal revenue
1,156,729
763,687
1,920,416
Other
(1)
28,569
802
29,371
Total
$
1,185,298
$
764,489
$
1,949,787
Year Ended December 31, 2024
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,472,477
$
854,587
$
2,327,064
Thermal coal
87,798
30,000
117,798
Total
coal revenue
1,560,275
884,587
2,444,862
Other (1)(2)
34,706
28,145
62,851
Total
$
1,594,981
$
912,732
$
2,507,713
Year Ended December 31, 2023
(US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal
$
1,557,471
$
1,031,012
$
2,588,483
Thermal coal
88,281
153,925
242,206
Total
coal revenue
1,645,752
1,184,937
2,830,689
Other
(1)(2)
35,770
24,144
59,914
Total
$
1,681,522
$
1,209,081
$
2,890,603
(1)
Included
in
Other
revenue
for
Australian
Operation
is
the
amortization
of
Stanwell
non-market coal
supply
agreement
liability
recognized on
acquisition of Curragh. See further discussion
in Note 14 “Contract Obligations.”
(2)
Other revenue for the U.S.
segment includes $
25.0
million and $
17.5
for the years ended
December 31, 2024 and
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
are
a
separate
reportable
segment
due
to
having
separate
management,
location,
assets,
and
operations.
The Curragh mine
is located in
central Queensland,
Australia and produces
a wide variety
of
metallurgical
coal
and
thermal
coal
for
sale
internationally
and
to
fulfill
a
long-term
contract
with
Stanwell.
•
The United States
reportable segment
includes the Buchanan
and Logan coal
mine facilities located
in
Virginia and West Virginia
in the United States. It produces high, mid and low volatility hard coking coal.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
132
4.
Other, net
Other, net consists of the following:
Year Ended December 31,
(US$ thousands) 2025 2024 2023
Other foreign exchange gains
(1)
$
585
$
12,339
$
2,899
Other financing costs
(1,500)
—
—
Gain on sale of assets
8,817
—
—
Impairment of non-core assets
—
(10,585)
—
Restructuring costs
—
(729)
—
Other income
2,676
2,709
2,865
Total
Other, net
$
10,578
$
3,734
$
5,764
(1)
Other foreign exchange gains
primarily relates to gains and
losses recognized on
the translation of short-term inter-entity
balances between certain
entities within the Group that are denominated
in currencies other than their respective
functional currencies.
5.
Capital Structure
(a)
Stockholders’ Equity
Authorized Capital Stock
The Company’s Certificate
of Incorporation,
as amended, authorizes
the Company to
issue
1,100,000,000
shares
of $
0.01
par value capital
stock, consisting
of
1,000,000,000
shares of common
stock and
100,000,000
shares
of preferred stock.
Common Stock / CDIs
As of December 31, 2025, 2024 and 2023,
167,645,373
shares of common stock were outstanding.
A portion of the
Company’s common
stock is publicly
traded on the ASX
under the ticker
“CRN,” in the
form of
CHESS Depositary Interests,
or CDIs. CDIs are units of beneficial ownership in shares of common stock held by
CHESS Depositary Nominees Pty Limited, or CDN,
a wholly-owned subsidiary of ASX Limited,
the company that
operates the ASX.
As each CDI represents one-tenth of a share, holders
of CDIs will be entitled to
one
vote for every
10
CDIs they
hold. CDI
holders
participate
in all
entitlements
which
attach to
the
underlying
shares
such
as participation
in
rights issues, bonus issues, capital reductions and liquidation preferences.
The CDIs entitle holders
to receive dividends,
if declared, and
other rights economically
equivalent to shares
of
common stock, including the right to
attend stockholders’ meetings. CDN, as
the stockholder of record, will vote
the underlying shares in accordance with the directions
of the CDI holders.
As of December 31,
2025,
831,392,331
CDIs (representing beneficial
interest in
83,139,233
shares of common
stock) were owned by investors in the form of CDIs publicly
traded on the ASX.
Coronado Group LLC
As
of
December
31,
2025,
Coronado
Group
LLC,
the
Company’s
controlling
stockholder,
beneficially
owned
845,061,399
CDIs (representing a beneficial interest
in
84,506,140
shares of common stock) representing
50.4
%
of
the
total
1,676,453,730
CDIs
(representing
a
beneficial
interest
in
167,645,373
shares
of
common
stock)
outstanding.
Refer to Note 19 “Stock-Based Compensation” for
options to purchase common stock issued
and outstanding as
of December 31, 2025 and 2024.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
133
Preferred Stock
Coronado Group LLC
holds
one
share of Series
A Preferred Stock.
The holder of
the Series A
Preferred Stock
is permitted
to nominate
and elect
members of
the Company’s
Board of
Directors in
relation to
the level
of the
holder’s
aggregate
beneficial
ownership
of
shares
of
the
Company’s
common
stock.
The
Series
A
Preferred
Stock
is
not
entitled
to
dividends
and
is
non-transferable.
The
Series
A
Preferred
Stock
has
a
liquidation
preference of $
1.00
.
(b)
Dividends
The dividend
policy
and
the
payment
of future
cash
dividends
are subject
to
the
discretion
of the
Company’s
Board
of
Directors.
The
decision
as
to
whether
or
not
a
dividend
will
be
paid
is
subject
to
a
number
of
considerations,
including
the
general
business
environment,
operating
results,
cash
flows,
future
capital
requirements,
regulatory
and
contractual
restrictions,
applicable
covenants
under
debt
and
other
agreements
and any other factors the Board of Directors may consider
relevant.
During the year ended December 31, 2025, the Company
declared a:
•
dividend of $
8.4
million, or $
0.005
per CDI ($
0.05
per share of common stock), on February 19, 2025.
For the year
ended December 31, 2025,
the Company paid a
total of $
8.3
million to stockholders and
CDI holders
on the
ASX, net
of $
0.1
million of
foreign exchange
gain on
payment to
certain CDI
holders that
elected to
be
paid in Australian dollars,
in relation to the above declared dividend.
During the year ended December 31, 2024, the Company
declared a:
•
dividend of
$
8.4
million, or
$
0.005
per CDI
($
0.05
per share
of common
stock), on
February 19,
2024;
and
•
dividend of $
8.4
million, or $
0.005
per CDI ($
0.05
per share of common stock), on August 5, 2024.
For
the
year
ended
December
31,
2024,
the
Company
paid
a
total
of
$
16.7
million
to
stockholders
and
CDI
holders on the ASX, net of
$
0.1
million of foreign exchange gain
on payment to certain CDI holders
that elected
to be paid in Australian dollars,
in relation to the above declared dividends.
During the year ended December 31, 2023, the Company
declared a:
•
dividend of
$
8.4
million, or
$
0.005
per CDI
($
0.05
per share
of common
stock), on
February 21,
2023;
and
•
dividend of $
8.4
million, or $
0.005
per CDI ($
0.05
per share of common stock), on August 7, 2023.
For
the
year
ended
December
31,
2023,
the
Company
paid
a
total
of
$
16.7
million
to
stockholders
and
CDI
holders on the ASX, net of
$
0.1
million of foreign exchange gain
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
same period, as
adjusted to
give effect
to potentially
dilutive securities.
During periods
in which
the Company
incurs a
net loss,
diluted weighted average
shares outstanding are
equal to basic
weighted average shares
outstanding because
the effect of all equity awards is anti-dilutive.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
134
Basic and diluted earnings per share were calculated as
follows (in thousands, except per share data):
Year Ended December 31,
(US$ thousands, except per share data) 2025 2024 2023
Numerator:
Net (loss) income attributable to Company stockholders $
(432,056)
$
(108,881)
$
156,065
Denominator (in thousands):
Weighted-average shares of common stock outstanding
167,645
167,645
167,645
Effects of dilutive shares
—
—
421
Weighted average diluted shares of common stock
outstanding
167,645
168,066
167,846
(Loss) earnings per share (US$):
Basic
(2.58)
(0.65)
0.93
Dilutive
(2.58)
(0.65)
0.93
6. Trade Receivables, net
The Company
extends trade
credit to
its customers
in the
ordinary course
of business.
Trade
receivables are
recorded initially at fair value and subsequently at amortized cost, less any ECL.
December 31,
(US$ thousands) 2025 2024
Trade receivables $
254,958
$
209,289
Provision for discounting and credit losses (Note 7)
(4,037)
(179)
Trade receivables, net $
250,921
$
209,110
7. Provision for Discounting and Credit Losses
The following
table
provides
a reconciliation
of
the
allowance
for
credit
losses
that
is deducted
from
financial
assets to present the net amount expected to be collected:
(US$ thousands)
Trade
receivables
Other
Assets Total
Allowance for credit losses as at January 1, 2023 $
267
$
594
$
861
Change in estimates during the period
(88)
(119)
(207)
Allowance for credit losses as of December 31, 2024
179
475
654
Change in estimates during the period
3,858
900
4,758
Allowance for credit losses as of December 31, 2025 $
4,037
$
1,375
$
5,412
8. Inventories
December 31,
(US$ thousands) 2025 2024
Raw coal $
35,006
$
60,874
Saleable coal
80,174
32,633
Total
coal inventories
115,180
93,507
Supplies inventory
79,985
62,236
Total
inventories
$
195,165
$
155,743
Coal inventories measured at their net realizable value were $
41.2
million and $
26.0
million at December 31,
2025 and 2024, respectively.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
135
9.
Other Assets
December 31,
(US$ thousands) 2025 2024
Other current assets:
Prepayments
$
43,797
$
40,465
Long service leave receivable
7,560
7,193
Tax
credits receivable
3,834
4,004
Deposits to acquire mining equipment
10,781
37,888
Derivative assets (refer to Note 21. Derivatives and
Fair Value Measurement)
2,523
—
Other
19,183
20,725
Total
other current assets
$
87,678
$
110,275
Other non-current assets:
Deferred debt issue costs
$
2,833
$
3,285
Long service leave receivable
953
1,527
Tax
credits receivable
1,625
1,530
Total
other non-current assets
$
5,411
$
6,342
The Company has other assets which include prepayments, favorable mineral leases, deferred debt issue costs,
long service leave receivables, equipment deposits, short-term deposits and coalfield employment enhancement
tax credit receivables.
Long service leave for
eligible coal mine workers
at the Company’s
Australian Operations is
paid when leave is
taken, with a subsequent
reimbursement received from
the Coal Mining Industry
(Long Service Leave Funding)
Corporation
in
Queensland,
Australia.
The
reimbursement
entitlement
is
recognized
as
a
receivable
and
is
measured as
the present
value of
expected future
reimbursements to
be received
for the
corresponding leave
liability recognized.
Deposits to acquire mining equipment
are advance payments made for
the purchase of future mining
equipment,
some of which
is classified
as non-current assets
if the equipment
is expected to
be delivered beyond
the next
twelve months.
Short-term deposits are term deposits held with financial
institutions with a maturity greater than ninety days
but
less than twelve months and that did not meet the cash and
cash equivalents criteria.
The favorable mineral leases were recognized on acquisition of certain U.S. assets that are amortized based on
the
coal
tonnage
removed
from
the
lease
property
relative
to
the
total
estimated
acquired
reserves
on
that
property.
The deferred debt issue
costs as of December 31,
2025, were incurred to
establish the ABL Facility with
Stanwell
(as described in Note 15 “Interest
Bearing Liabilities”). The deferred
debt issue costs are amortized over
the life
of the ABL Facility on a
straight-line basis and included in “Interest expense, net”
in the Company’s Consolidated
Statements of Operations and Comprehensive Income.
The deferred
debt issue
costs as
of December
31, 2024,
were incurred
to establish
the senior
secured asset-
based revolving credit agreement with
The Hongkong and Shanghai Banking
Corporation Limited and DBS
Bank
Limited, as lenders, or the predecessor credit facility,
which was extinguished and associated deferred issuance
costs written off during the year ended December
31, 2025.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
136
10.
Property, Plant and
Equipment
The following
table indicates
the carrying
amount of
each of
the major
classes of
the Company’s
consolidated
depreciable assets:
December 31,
(US$ thousands) 2025 2024
Land $
29,008
$
28,130
Buildings and improvements
138,771
123,662
Plant, machinery, mining
equipment and transportation vehicles
1,516,095
1,259,620
Mineral rights and reserves
370,393
379,065
Office and computer equipment
20,063
9,654
Mine development
694,779
550,110
Asset retirement obligation asset
79,094
90,318
Construction in progress
103,011
190,124
Total
cost of property,
plant and equipment
2,951,214
2,630,683
Less accumulated depreciation, depletion and amortization
1,296,759
1,123,553
Property, plant and
equipment, net
$
1,654,455
$
1,507,130
The amount of depreciation and amortization expense
for property, plant
and equipment for the years ended
December 31, 2025, 2024 and 2023 was $
173.4
million, $
175.4
million and $
152.4
million, respectively.
11.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:
December 31,
(US$ thousands) 2025 2024
Wages and employee benefits $
42,652
$
39,457
Taxes
other than income taxes
6,440
6,062
Accrued royalties
37,818
36,111
Accrued freight costs
40,964
33,071
Accrued mining fees
132,754
84,538
Other liabilities
15,404
7,559
Total
accrued expenses and other current liabilities
$
276,032
$
206,798
12. Leases
During the year ended December 31,
2025, the Company entered into a
number of agreements to lease
mining
equipment.
On
mobilization,
based
on
the
Company’s
assessment
of
terms
within
these
arrangements,
the
Company recognized
ROU assets
and operating
lease liabilities
of $
15.5
million and
plant and
equipment and
finance lease liabilities of $
34.4
million and $
29.1
million, respectively.
Information related to the Company’s right-of
use assets and related lease liabilities is as follows:

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
137
Year ended December 31,
(US$ thousands) 2025 2024
Operating lease costs $
34,982
$
28,619
Cash paid for operating lease liabilities
24,761
21,050
Finance lease costs:
Depreciation of property,
plant and equipment
2,634
73
Interest expense on finance lease liabilities
1,755
2
Total
finance lease costs
$
4,389
$
75
December 31,
(US$ thousands) 2025 2024
Assets:
Operating leases
Right of use asset – operating leases, net $
86,481
$
90,143
Finance leases
Property, plant and
equipment
36,133
—
Accumulated depreciation
(2,721)
—
Property, plant and
equipment, net
33,412
—
Liabilities:
Current operating lease obligations
26,348
19,502
Non-current operating lease obligations
66,493
74,241
Total
operating lease liabilities
92,841
93,743
Current finance lease obligations
7,952
—
Non-current finance lease obligations
17,373
—
Total
finance lease liabilities
25,325
—
Current lease obligations
34,300
19,502
Non-current lease obligations
83,866
74,241
Total
lease obligations
$
118,166
$
93,743
December 31,
2025 2024
Weighted Average Remaining
Lease Term (Years)
Finance leases
3.2
-
Operating leases
3.3
4.3
Weighted Average Discount
Rate
Finance leases
10.8%
-
Operating leases
9.5%
9.3%

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
138
The Company’s leases
have remaining lease
terms of
one year
to
four years
, some of which
include options to
extend the terms where
the Company deems
it is reasonably certain
the options will be
exercised. Maturities of
lease liabilities as at December 31, 2025, are as follows:
(US$ thousands)
Operating
Lease
Finance
Lease Total
Year ending
December 31,
2026 $
33,599
$
10,294
$
43,893
2027
32,204
8,954
41,158
2028
28,756
8,328
37,084
2029
13,162
3,399
16,561
Total
lease payments
107,721
30,975
138,696
Less imputed interest
(14,880)
(5,650)
(20,530)
Total
lease liability
$
92,841
$
25,325
$
118,166
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
2025 and 2024.
In addition, state
agencies monitor
compliance with the
mine plans, including
reclamation.
The Company records the fair value
of its asset retirement obligations using the present
value of projected future
cash flows, with
an equivalent amount
recorded in the
related long lived
asset or a
change to the
Consolidated
Statements
of
Operations
and
Comprehensive
Income
if
the
related
permit
is
closed.
An
accretion
cost,
representing the increase
over time
in the present
value of
the liability, is recorded
each period and
the capitalized
cost
is
depreciated
over
the
useful
life
of
the
related
asset.
As
reclamation
work
is
performed
or
liabilities
otherwise settled, the recorded amount of the liability
is reduced.
Changes in the Company’s asset retirement obligations
for the years ended December 31, 2025 and December
31, 2024 were as follows:
(US$ thousands) 2025 2024
Total
asset retirement obligations at beginning of the year
$
164,798
$
163,929
ARO liability relating to mining assets and development
properties disposed
(8,202)
—
ARO liability additions - new disturbances
669
1,997
Accretion
13,505
15,324
Reclamation performed in the year
(5,106)
(9,724)
Change in estimate recorded to operations
(2,009)
(3,523)
Change in estimate recorded to assets
(17,326)
5,937
Foreign currency translation adjustment
8,037
(9,142)
Total
asset retirement obligations at end of the year
154,366
164,798
Less current portion
(10,978)
(15,523)
Total
asset retirement obligations, excluding current portion, at the end of the
year $
143,388
$
149,275

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
139
14. Contract Obligations
The following is a summary of the Company’s
contract obligations as of December 31, 2025:
(US$ thousands) Short-term Long-term Total
Coal leases contract liability $
843
$
18,818
$
19,661
Stanwell below-market coal supply agreement
21,602
2,355
23,957
Stanwell deferred consideration liability
—
346,768
346,768
Stanwell prepaid coal supply liability
—
155,027
155,027
$
22,445
$
522,968
$
545,413
The following is a summary of the Company’s
contract obligations as of December 31, 2024:
(US$ thousands) Short-term Long-term Total
Coal leases contract liability $
843
$
19,156
$
19,999
Stanwell below-market coal supply agreement
36,247
8,616
44,863
Stanwell deferred consideration liability
—
285,050
285,050
$
37,090
$
312,822
$
349,912
Coal leases contract liability
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
Stanwell below market coal supply agreements
In connection with
the acquisition of
Curragh, the Company
assumed a below-market coal
supply agreement with
Stanwell, which
had a fixed
pricing component
that was
below the
market price at
the date of
acquisition. As
a
result,
on
acquisition,
the
Company
recorded
a
liability
of
$
307.0
million
(A$
400.0
million)
related
to
the
unfavorable pricing of the
Stanwell coal supply agreement
and is amortizing it
ratably as the base
tons are sold
pursuant to the contract. The
amortization of this liability for
the years ended December 31,
2025, 2024 and 2023
was
$
23.4
million,
$
31.1
million
and
$
32.8
million,
respectively,
and
was
recorded
as
“Other
revenues”
in the
Consolidated Statements of Operations and Comprehensive
Income.
Stanwell deferred consideration liability
On August 14, 2018, the Company completed the acquisition of rights to mine in the Stanwell Reserved Area, or the
SRA,
adjacent
to
the
current
Curragh
mining
tenements.
These
rights
were
acquired
on
a
deferred
consideration
basis,
and
on
acquisition
the
Company
recognized
a “Mineral
rights
and reserves”
asset
and
a
corresponding deferred consideration liability of
$
155.2
million (A$
210.0
million), calculated using the
contractual
pre-tax discount rate of
13
%, which represented the fair value of the arrangement at the date of acquisition.
The
deferred consideration liability reflects the passage
of time by way of an annual accretion
at the contractual pre-
tax discount rate
of
13
% and will
be settled as
a discount to
the price of
thermal coal
supplied to
Stanwell over
the term of a
New Coal Supply Agreement which is expected
to commence in the first half
of 2027. The accretion
of the deferred consideration liability is recognized within “Interest expense, net” in the Consolidated Statements of Operations
and Comprehensive
Income. The
right-to-mine-asset
is amortized
over the
coal reserves
mined
from the SRA.
Stanwell prepaid coal supply liability
On June 10, 2025, the Company and
Stanwell entered into a deed of amendment
,
or the First Amendment, and
amended
the
New
Coal
Supply
Agreement
dated
July
12,
2019,
or
NCSA,
whereby
Stanwell
provided
approximately
$
150.0
million
of
near-term
liquidity
to
the
Company
in
exchange
for
the
supply
of
additional
tonnage of thermal coal under the NCSA.
The First Amendment included a $
75.0
million (A$
116.1
million) prepayment for thermal coal on completion, and
a rebate waiver and deferral from April
2025 to December 2025 of $
67.2
million (A$
103.1
million), both of which
will be settled through reduction of
the gross proceeds to be received
on the physical delivery of
thermal coal to

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
140
Stanwell, expected to start in the first half of 2027, of up to
0.8
MMt per annum over
five years
, or until such time
that the obligation is fully settled. This prepaid coal supply liability bears interest at
13
% per annum.
For
the
year
ended
December
31,
2025,
the
Company
recognized
interest
expense
of
$
8.1
million
(A$
12.4
million) related to the financing component of the prepaid
coal supply liability.
The contract liability
related to this
arrangement,
including accrued interest, will
be settled as
the physical delivery
of coal occurs and the performance obligation is satisfied.
As
of
December
31,
2025,
the
carrying
value
of
the
Stanwell
prepaid
coal
supply
liability
was
$
155.0
million
(A$
231.6
million).
The Second Amendment Deed
On November
27, 2025,
the Company
entered into
the Second
Amendment
Deed that,
among other
matters,
amended the terms of the ACSA and the NCSA, by
providing for:
●
a waiver of rebate
amounts that would
have otherwise been
payable by the
Company under the
ACSA
from January 1, 2026 until the final
delivery date, which date is expected to occur in
the first half of 2027;
●
a deferral of the Company’s obligations to
deliver certain values of coal to Stanwell for prepaid
amounts
under the First
Amendment and
amounts to
which Stanwell
is otherwise
entitled in
relation to
the SRA
deferred consideration,
or the Deferred Amounts;
●
prepayments
by
Stanwell
to
the
Company
in
relation
to
its future
annual
nominated
contract
tonnage
under the ACSA and the NCSA
equal the difference between
the current contracted prices
under these
arrangements and an
agreed, fixed price
roughly equivalent to
market prices at
the time of
the Second
Amendment, or the ACSA Prepayments and
the NCSA Prepayments. Stanwell’s
obligation to make the
ACSA
Prepayments
and
NCSA
Prepayments
are
subject
to
certain
liquidity
tests.
More
specifically,
Stanwell (i)
will advance
all of
the relevant
prepayment when
the Company’s
monthly liquidity
is below
$
200.0
million,
(ii)
will
advance
only
half
of
the
relevant
prepayment
in
months
when
the
Company’s
liquidity is between $
200.0
million and $
250.0
million, and (iii) will not be obligated to make prepayments when the Company’s monthly liquidity is above
$
250.0
million; and
●
an extension
of the
NCSA term
from 2037
to 2043
and an
option for
Stanwell to
make broader
annual
nominations ranging from
1.2
MMt to
2.24
MMt per year under the NCSA.
The
value
of
the
ACSA
Prepayments,
NCSA
Prepayments
and
Deferred
Amounts,
or
the
Prepayment
and
Deferred Payment
Balance, will
be settled
through delivery
of coal
to Stanwell
in months
when the
Company’s
liquidity
exceeds
$
300.0
million.
The
Prepayment
and
Deferred
Payment
Balance
bears
interest
at
7.5
%
per
annum
and
the
total
balance
(including
accrued
interest)
will
be
capped
at
1.2
times
of
the
Prepayment
and
Deferred Payment Balance until the final delivery date
pursuant to the NCSA.
The
Second
Amendment
Deed
also
includes
restrictions
on
the
Company’s
ability
to
pay
distributions
to
shareholders (e.g.,
dividends)
such that
the Company
will be
required to
maintain a
minimum cash
liquidity of
$
300.0
million
following
payment
of
such
distribution,
the
repurchase
of
any
Notes
in
connection
with
the
distribution, and the payment of an equal or greater amount to Stanwell to reduce the Prepayment and Deferred
Payment Balance.
The Prepayment and Deferred Payment Balance may become repayable if there is an unremedied default under
the
ACSA
and
NCSA.
Additionally,
the
rebate
amounts
waived
under
the
Second
Amendment
Deed
will
be
repayable if there is
a change of control
of the Company that
occurs within two years
of the date of
the Second
Amendment. Refer to Note 24. “Contingencies” for further
information.
The ACSA and the NCSA
are secured by a third-priority
lien on substantially all
of the Company’s
assets, other
than the ABL Collateral (described below).

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
141
15. Interest Bearing Liabilities
The following is a summary of the Company's interest-bearing liabilities at December 31, 2025 and 2024:
(US$ thousands)
December 31,
2025
December 31,
2024
Weighted Average
Interest Rate at
December 31, 2025
Final
Maturity
9.25
0% Senior Secured Notes
$
400,000
$
400,000
9.99
%
(2)
2029
ABL Facility
272,115
—
9
.00%
2030
Loan - Curragh Housing Transaction
24,748
24,472
14.14
%
(2)
2034
Debt issuance costs (1)
(10,203)
(12,165)
Total
interest bearing liabilities
686,660
412,307
Less: current portion
(1,671)
(1,363)
Non-current interest-bearing liabilities $
684,989
$
410,944
(1)
Relates to debt
issuance costs in
connection with the
2029 Notes and
Curragh Housing Transaction
(as defined below).
Deferred debt
issuance costs incurred in connection
with the establishment of the ABL
Facility have been included within
"Other non-current assets" in the
Consolidated Balance Sheets.
(2)
Represents the effective interest rate.
The effective interest rate is
higher than the implied interest rate
as it incorporates the effect of debt
issuance costs and discount, where applicable.
9.250% Senior Secured Notes due 2029
As of December 31, 2025, the aggregate outstanding principal amount of the
9.250
% Senior Secured Notes due
2029, or the Notes, was $
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
that are
a guarantor
or a
borrower under
the Company’s
ABL Facility
(as defined
above) or
certain other
debt
and secured
by (i) a
first-priority
lien on
substantially all
of the
assets of
the Issuer
and each
guarantor
(other
than
certain
assets,
including,
but
not
limited
to
cash,
deposit
accounts,
securities
accounts,
commodities
accounts, accounts receivable and other rights to payment,
inventory, intercompany
loans and advances, or the
ABL Collateral,
and (ii) a
second-priority
lien on
the ABL
Collateral, which
is junior
to a
first-priority lien
for the
benefit of Stanwell under the ABL Facility,
subject to certain exceptions and permitted liens.
Upon the occurrence of a “Change of Control Triggering Event,” as defined in the Indenture as the occurrence of
Change
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

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
142
Notes
to
accelerate,
or
in
certain
cases,
will
automatically
cause
acceleration
of,
the
amounts
due
under
the
Notes.
As of December 31, 2025, the
Company was in compliance with
all applicable covenants under the
2029 Notes
Indenture.
The
carrying
value
of
debt
issuance
costs,
recorded
as
a
direct
deduction
from
the
face
amount
of
the
2029
Notes, were $
9.2
million and $
11.1
million as at December 31, 2025 and December 31, 2024,
respectively.
Asset Based Revolving Credit Facility
On
November
27,
2025,
or
the
Amendment
Date,
the
Company,
Coronado
Finance
Pty
Ltd,
an
Australian
proprietary company and
a wholly owned
subsidiary of the
Company,
Coronado Curragh Pty
Ltd, an Australian
proprietary company and wholly owned subsidiary of the Company (together with Coronado Finance Pty
Ltd, the
Borrowers), and the other guarantors party thereto, collectively with the Company, the Guarantors, and, together
with the Company and the Borrowers, the Obligors,
entered into the ABL Facility for an initial aggregate principal amount
of
$
265.0
million
(A$
406.6
million)
with
Global
Loan
Agency
Services
Australia
Pty
Ltd,
as
the
Administrative
Agent,
Global
Loan
Agency
Services
Australia
Nominees
Pty
Ltd,
as
Collateral
Agent,
and
Stanwell Corporation
Limited,
as Lender.
The ABL
Facility replaced
the Company’s
predecessor credit
facility,
dated May 8,
2023 (as
amended and
restated from
time to
time) with
Highland Park
XII Pte.
Ltd, an
affiliate of
Oaktree Capital Management
L.P.,
as lender,
which the Company
fully repaid in
accordance with its
terms and
terminated in connection with entry into the ABL Facility.
The ABL Facility is
a revolving credit facility
that matures in
five years
. Availability under the
ABL Facility is limited
to an eligible
borrowing base,
determined by
applying customary
advance rates
to eligible accounts
receivable
and inventory.
Borrowings under
the ABL Facility
bear interest
at a rate
of
9
% per annum,
which may increase
to
12
% per annum depending on the level of the
Borrowing Base Ratio.
As of
December
31, 2025,
the aggregate
principal
amount outstanding
of the
ABL Facility
was
$
272.1
million
(A$
406.6
million), including $
7.1
million of foreign currency loss on translation
to U.S. dollars being the functional
currency of Coronado Finance Pty Ltd.
Amounts outstanding under the ABL Facility
are secured by (i) a first-priority lien
in the ABL Collateral, and (ii) a
second-priority lien on substantially all of the Company’s assets and the assets of the guarantors, other than the
ABL Collateral.
The
ABL
Facility
contains
customary
representations
and
warranties
and
affirmative
and
negative
covenants
including, among others, a quarterly Borrowing
Base Ratio test and, from December 31,
2027, the maintenance
of a gearing ratio and interest coverage ratio.
The
ABL Facility
provides
for customary
events
of
default
that
may
trigger
certain
repayment
obligations
and
review events. A review event will
occur under the ABL Facility if
the Borrowing Base Ratio is below
the specified
minimum threshold of
80
%. Following the occurrence
of a review event, the Borrowers
must promptly meet and
consult
in
good faith
with
the
Administrative
Agent
and
the
Lender
to
determine
whether
the
Borrowing
Base
Ratio on
the
next testing
date
will
be
above
the
specified
minimum
threshold.
If,
at the
end
of
a period
of
10
business days after
the occurrence of
the review event,
the Lender is
not satisfied with
the result
of its discussions
with
the
Borrowers,
the
Lender
may
require
the
Borrowers
to
repay
outstanding
borrowings
in
an
aggregate
amount sufficient to restore the Borrowing Base Ratio
to the specified minimum threshold.
In the event of a
default by the Borrowers (beyond any applicable
grace or cure period, if any),
the Administrative
Agent may and,
at the direction
of the Lender, shall declare
all amounts owing
under the ABL
Facility immediately
due and payable, terminate the Lender’s commitment
to make loans under the ABL
Facility and/or exercise any
and all remedies and other rights under the ABL Facility.
In connection with the entry into the ABL Facility, the Company also entered into amendments to its existing coal
supply agreements with Stanwell. Refer to Note 14. “Contract
Obligations”
for further information.
To
establish
the
ABL
Facility,
the
Company
incurred
debt
issuance
costs
of
$
1.0
million.
The
deferred
debt
issuance costs were recognized as an asset which is amortized ratably over the term of the ABL Facility.
The carrying value of
debt issuance costs,
recorded as “Other
non-current assets” in
the Consolidated Balance
Sheets, was $
1.0
million as of December 31, 2025.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
143
Loss on debt extinguishment in relation to predecessor
credit facilities
The predecessor credit facilities
were extinguished on June
18, 2025, and November
27, 2025, and as a
result,
outstanding
deferred
debt
issuance
costs
of
$
7.0
million
and
$
12.3
million
of
make-whole
premium
were
recognized
as
a
loss
on
debt
extinguishment
in
the
Company’s
Consolidated
Statement
of
Operations
and
Comprehensive Income for the year ended December
31, 2025.
Loan – Curragh Housing Transaction
On
May
16,
2024,
the
Company
completed
an
agreement
for
accommodation
services
and
the
sale
and
leaseback
of
housing
and
accommodation
assets
with
a
regional
infrastructure
and
accommodation
service
provider, or collectively, the Curragh Housing
Transaction. Refer to Note
16 “Other Financial
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
from
commencement,
with
an
effective
interest
rate
of
14.14
%.
The
Curragh Housing Transaction loan is not
subject to any financial covenants.
The carrying value of the loan, net of issuance costs of $
1.0
million, was $
23.7
million as of December 31, 2025,
$
1.7
million of which is classified as a current liability.
16.
Other Financial Liabilities
The following is a summary of other financial liabilities
as of December 31, 2025 and 2024:
(US$ thousands)
December 31,
2025
December 31,
2024
Collateralized financial liabilities payable to third-party financing companies
$
—
$
4,898
Collateralized financial liabilities - Curragh Housing Transaction
21,195
20,959
Debt issuance costs
(883)
(988)
Total
other financial liabilities
20,312
24,869
Less: current portion
1,424
5,988
Other non-current financial liabilities $
18,888
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
The
Curragh
Housing
Transaction
provided
additional
liquidity
to
the
Company
and
enhanced
the
level
of
accommodation services
for our employees at our Curragh Mine.
In
connection
with
the
Curragh
Housing
Transaction,
the
Company
granted
the
counterparty
mortgages
over
certain
leasehold
and
freehold
land.
The
counterparty’s
rights
are
subject
to
a
priority
deed
in
favor
of
the
Company’s senior secured parties including,
but not limited to, the holders of the Notes and
Stanwell.
The carrying value
of this financial
liability, net of issuance costs
of $
0.9
million, was $
20.3
million as at
December
31, 2025, $
1.4
million of which is classified as a current liability.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
144
17.
Workers’ Compensation and Pneumoconiosis (“Black
Lung”) Obligations
In the United States, coal mine operations may lead to traumatic workers’ compensation claims, as well as black lung disease claims. Injured workers generally
file claims for traumatic injury under
the governing state workers’
compensation
legislation.
Workers
may
file
claims
due
to
black
lung
under
the
governing
state
workers’
compensation legislation or under a series
of federal laws that include the
Federal Coal Mine Health and
Safety
Act of 1969, as amended, the Black Lung Benefits Act of
1973, and the Black Lung Benefits Reform Act of 1977.
The Company provides
for both
traumatic workers compensation
claims and occupational
disease claims
through
an insurance policy.
The
Company
has
secured
workers’
compensation
insurance
for
work
related
injuries,
including
black
lung,
through a
third-party commercial insurance
company. The insurance policy covers
claims that
exceed $
0.5
million
per occurrence for all years,
or aggregate claims in excess
of $
29.1
million for the policy year
ended May 2024.
As of
December 31,
2025, the
Company had
provided cash
collateral security
of $
73.2
million for
policy years
2017 through 2026 (ending May 31, 2026).
For the
years ended
December 31, 2025,
2024 and
2023, the
audited Consolidated
Statements of
Operations
and
Comprehensive
Income
included
Company
incurred
claims,
premium
expenses
and
administrative
fees
related
to
workers’
compensation
benefits
of
$
8.9
million,
$
8.9
million
and
$
16.3
million,
respectively.
As
of
December 31, 2025 and 2024, the estimated workers’ compensation liability was $
43.1
million and $
39.1
million,
respectively, representing claims incurred but not paid based on the estimate of the
outstanding claims under the
coverage
limits
and
the
actuarially
determined
retained
liability
under
the
aggregate
claim
amount.
As
of
December
31,
2025
and
2024,
$
38.5
million
and
$
34.4
million,
respectively,
are
recorded
within
“Other
non-
current liabilities” in the Consolidated Balance Sheets.
The current portion of the Company’s estimated
workers’
compensation liabilities are
recorded within “Accrued
expenses and other
current liabilities” in the
Consolidated
Balance Sheets.
18.
Employee Benefit Plans
The
Company
has
a
401(k)
defined
contribution
plan
in
which
all
U.S.
full
time
employees
are
eligible
to
participate
upon
their
date
of
hire.
Employees
generally
may
contribute
up
to
100
%
of
their
qualifying
compensation
subject
to
statutory
limitations.
The
Company
matches
up
to
100
%
up
to
the
first
6
%
of
each
participant’s
annual
compensation
for
all
employees.
The
Company’s
contributions
immediately
vest.
Total
Company
contributions
for
the
years
ended
December
31,
2025,
2024
and
2023
amounted
to
$
5.1
million,
$
5.9
million and $
5.5
million, respectively.
In the United States, the Company is self-insured for
employee health care claims up to the lesser of $
0.2
million
per
covered
person
or
an
aggregate
amount
depending
on
the
various
coverages
provided
to
employees
throughout the plan year
for all employees. The
Company has purchased coverage from
a commercial insurance
carrier to provide for any claims
in excess of these amounts. At
December 31, 2025 and 2024, the Company had
accrued
$
3.1
million
and
$
2.7
million,
respectively,
for
claims
incurred
but
not
paid
based
on
management’s
estimate of
the Company’s
self-insured liability.
For the
years ended
December 31,
2025, 2024
and 2023,
the
Company incurred
claims, premium
expenses and
administrative fees
related to
this plan totaled
$
43.9
million,
$
40.2
million and $
35.0
million, respectively.
19.
Stock-Based Compensation
Total
stock-based
compensation
expense
was
$
1.1
million,
$
2.1
million
and
$
2.9
million
for
the
years
ended
December 31,
2025,
2024
and
2023,
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
As of
December 31,
2025, the
Company had
$
2.8
million of
total unrecognized
compensation costs
related to
nonvested stock-based compensation
awards granted under
its equity incentive
plans. This cost
is expected to
be
recognized
over
2.25
years,
with
a
weighted-average
period
of
1.4
years,
as
stock-based
compensation
expense. This expected cost does not include the impact of any future stock-based compensation awards.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
145
a) 2018 Equity Incentive Plan
In
connection
with
the
completion
of
the
Company’s
initial
public
offering
of
common
stock,
the
Company
implemented
the
Coronado
Global
Resources Inc.
2018
Equity
Incentive
Plan,
or
the
2018
Plan,
which
is
designed
to
align
compensation
for
certain
key
employees
with
the
performance
of
the
Company.
Since
its
approval, there have been no updates to the 2018 Plan
or issuances
of a new plan.
The 2018
Plan provides
for the
grant of
awards
including stock
options, or
Options;
stock appreciation
rights;
restricted stock units, or RSUs,
and restricted stock, which are valued
in whole or in part
with reference to shares
of the
Company’s CDIs
or common
stock, as
well as
performance-based awards,
including performance
stock
units, or PSUs, denominated in CDIs
or shares of common stock.
Each award entitles the holder
to receive one
CDI, with
ten
CDIs representing one share of common stock,
subject to applicable vesting conditions.
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
date, except
for grantees
who
meet certain retirement criteria under the 2018 Plan.
The following awards were outstanding under the 2018
Plan as of December 31, 2025:
Grant year Vesting date Performance period PSUs
2025 31/03/2028
01/01/2025 - 31/12/2027
11,082,360
2024 31/03/2027
01/01/2024 - 31/12/2026
6,374,930
2023 31/03/2026
01/01/2023 - 31/12/2025
3,596,599
2022 31/03/2026
01/01/2022 - 31/12/2024
3,125,614
The vesting of PSUs is subject
to the achievement of specified
goals over the performance period.
These goals
are
relative
total
shareholder
return,
or
TSR,
and
scorecard
performance
metrics,
or
the
Scorecard.
TSR
is
determined
based
on
the
Company’s
percentile
ranking
of
TSR
over
the
performance
period
relative
to
a
predefined peer group of similar companies.
The weighting of the TSR and performance metrics applicable
to the PSUs granted is summarized below:
Grant year
Scorecard
Relative TSR Safety TSR Cashflow
2025
20.0%
30.0%
-
50.0%
2024 and 2023
33.3%
33.3%
0.0%
33.3%
2022
33.3%
22.2%
22.2%
22.2%
Awards subject to
TSR vest based
on service
and market conditions.
The fair
value of
relative TSR was
estimated
on the grant date using a Monte Carlo simulation model.
Awards subject
to the
Scorecard metrics
vest based
on service
and performance
conditions. The
fair value
of
Scorecard awards
was estimated
using the
grant date
fair value
of the
Company’s
common stock
adjusted for
dividends foregone during the performance period.
Stock Option Awards
The Company’s
outstanding stock
option awards were
granted on the
date of the
IPO with an
exercise price of
$
2.84
per CDI (A$
4.00
per CDI) which was equal to the Company’s
IPO price.
The Stock Option activity is summarized below:

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
146
Stock Option Activity 2025 2024 2023
Outstanding at the beginning of the year
—
—
181,687
Vested
—
—
(181,687)
Outstanding at the end of the year
—
—
—
Exercisable at the end of the year
181,687
181,687
181,687
The weighted average grant
date fair value of all Option
awards granted was $
0.27
per CDI. The exercise price
of the
option awards granted
under the 2018
Plan is
$
2.38
per CDI (A$
3.56
per CDI). The
181,687
vested Options
will remain exercisable until they expire on October 23, 2028.
Performance Stock Unit Awards
Activity of the Company’s
PSUs that are ultimately
payable in the Company’s
CDIs or the equivalent
number of
shares of common stock granted under the 2018 Plan
is summarized below:
Performance Stock Units Activity 2025 2024 2023
Unvested at the beginning of the year
17,787,134
17,992,453
14,858,921
Granted
12,317,475
5,498,291
4,872,122
Forfeited
(3,258,851)
(4,314,219)
(1,451,677)
Vested and settled
(2,666,255)
(1,389,391)
(286,913)
Unvested and outstanding at the end of the year
24,179,503
17,787,134
17,992,453
2025 2024 2023
Weighted-average grant date fair value (per CDI) $
0.42
$
0.63
$
0.58
Weighted-average remaining term (in years)
1.43
1.36
1.82
The weighted-average grant date fair value of all PSUs
granted in 2025 was $
0.11
(A$
0.17
).
The assumptions used to determine the fair value of
the PSUs on each grant date were as follows:
2025 Grant 2024 Grant 2023 Grant 2022 Grant
Time to maturity (in years) (i)
2.96
2.58
2.98
3.99
Dividend yield (ii)
6.7%
1.2%
7.8%
16.3%
Expected volatility (iii)
45.0%
50.0%
60.0%
60.0%
Risk-free interest rate (iv)
3.33%
3.54%
2.98%
2.66%
___________________
(i)
Time to
maturity represents
the period over
which the PSUs
will vest. All
awards cliff vest
at the end
of
the requisite service period.
(ii)
Dividend yield is the expected average yield of dividends
expected over the vesting period.
(iii)
The volatility was estimated
using comparable public company
volatility and the Company’s own
volatility
for similar terms.
(iv)
The risk-free interest rate was based on an interpolated Australian Government Bond Rate at the time of
the grant for periods corresponding with the expected
term of the PSUs.
The above
inputs were
consistent to
determine the
fair value
of the
market and
performance conditions
of the
PSUs awards.
Restricted Stock Units
RSUs issued to certain employees are only subject
to service conditions and vest at various intervals
during the
service period.
The fair
value of
the award
was determined
using the
market price
of the
Company’s
common
stock at the date of grant, and compensation expense
is recorded over the requisite service period.
Activity of the Company’s
RSUs that are ultimately
payable in the Company’s
CDIs or the equivalent
number of
shares of common stock granted under the 2018 Plan
is summarized below:

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
147
Restricted Stock Units Activity 2025 2024 2023
Unvested at the beginning of the year
584,541
734,893
1,144,034
Granted
—
584,541
144,506
Forfeited
(31,654)
(18,525)
(46,593)
Vested and settled
(552,887)
(716,368)
(507,054)
Unvested and outstanding at the end of the year
—
584,541
734,893
2025 2024 2023
Weighted-average grant date fair value (per CDI) $
—
$
0.87
$
1.26
Weighted-average remaining term (in years) —
0.58
0.23
20.
Income Taxes
(Loss) income
from continuing
operations before
income taxes
for the
years presented
below consisted
of the
following:
December 31,
(US$ thousands) 2025 2024 2023
U.S. $
(31,293)
$
7,843
$
334,373
Non-U.S.
(413,122)
(157,033)
(210,559)
Total $
(444,415)
$
(149,190)
$
123,814
Total
income tax benefit for the periods presented below consisted of the following:
December 31,
(US$ thousands) 2025 2024 2023
Current:
U.S. federal $
1,635
$
(867)
$
(6,303)
Non-U.S.
(166)
720
(2,715)
State
448
(636)
(1,895)
Total
current
1,917
(783)
(10,913)
Deferred:
U.S. federal
(12,156)
(61,977)
28,943
Non-U.S.
(551)
23,706
(45,976)
State
(1,569)
(1,255)
(4,305)
Total
deferred
(14,276)
(39,526)
(21,338)
Total
income tax benefit
$
(12,359)
$
(40,309)
$
(32,251)
As
further
described
in
Note
2,
Summary
of
Significant
Accounting
Policies,
the
Company
has
elected
to
prospectively
adopt
the
guidance
in
ASU
No.
2023-09,
Income
Taxes
(Topic
740):
Improvements
to
Income
Taxes
Disclosures, or
ASU 2023-09.
The following
table is
a reconciliation
of the
U.S. federal
statutory rate
of
21
% to the Company’s effective
rate for the year ended December
31, 2025 in accordance with
the guidance in
ASU No. 2023-09:

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
148
December 31,
(US$ thousands) 2025
U.S. federal statutory tax rate $
(93,327)
21.0%
State and local income tax, net of federal (national) income tax effect
(1)
(864)
0.2%
Foreign tax effects
Australia
Statutory tax rate difference between Australia and
United States
(37,070)
8.4%
Valuation allowance
109,438
(
24.6
%)
Foreign exchange permanent differences
14,992
(
3.4
%)
Other
(1,580)
0.4%
Effects of cross-border tax laws
U.S. impact of branch income at
3.4
%
(85,469)
19.2%
Changes in valuation allowance
81,640
(
18.4
%)
Non-taxable or non-deductible items
(1,765)
0.3%
Changes in unrecognized tax benefits
1,906
(
0.4
%)
Other adjustments
(260)
0.1%
Total
income tax benefit
$
(12,359)
2.8%
Effective tax rate
2.8%
(1)
State
taxes
in
West
Virginia
and
Virginia
made
up
the
majority
(greater
than
50%)
of
the
tax
effect
in
this
category.
The following is a
reconciliation of the
U.S. federal statutory
rate of
21
% to the Company’s
effective rate for
the
year ended December
31, 2024 and
2023, in accordance
with the guidance
prior to the adoption
of ASU 2023-
09:
December 31,
(US$ thousands) 2024 2023
Current:
Expected income tax expense at U.S. federal statutory rate $
(31,330)
$
26,001
Percentage depletion
(3,407)
(17,871)
FDII deduction
—
(7,796)
Permanent differences
(1,130)
2,176
Prior period tax return adjustments and amendments
(1,347)
(46,060)
Uncertain tax positions
(1,007)
21,243
U.S. and residual tax on foreign earnings
(32,007)
(11,146)
Australian branch impact on US taxes
29,924
(3,406)
State income taxes, net of federal benefit
(5)
4,608
Total
income tax benefit
$
(40,309)
$
(32,251)
Effective tax rate
27%
(
26.0
%)
The
2023
prior
period
tax
return
adjustment
and
amendments
relates
predominantly
to
a
Foreign
Derived
Intangible Income
(“FDII”) deduction
in the
U.S. which
the Company
has chosen
to deduct
after undertaking
a
study to confirm the Company’s eligibility.
Deferred income taxes
reflect the net
tax effects of
temporary differences between the
carrying amounts of
assets
and liabilities
for financial
reporting purposes
and the
amount used
for income
tax purposes
using the
enacted
tax rates and laws currently
in effect. Significant components
of the Company’s deferred
income tax assets and
liabilities as of December 31, 2025 and 2024 were as follows:

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
149
December 31,
(US$ thousands) 2025 2024
Deferred income tax assets:
Accruals and provisions $
54,488
$
40,594
Contract obligations
91,754
90,849
Lease obligations
47,327
43,633
Asset retirement obligation
56,845
59,981
Goodwill
6,510
6,047
Tax
losses
331,732
115,695
Interest limitation carried forward
74,788
26,943
Other
12,158
31,228
Gross deferred income tax assets
675,602
414,970
Valuation allowance
(1)
(316,489)
(114,088)
Total
deferred income tax assets, net of valuation allowance
359,113
300,882
Deferred income tax liabilities:
Property, plant, equipment
and mine development, principally due to
differences in depreciation, depletion and asset
impairments
(313,866)
(277,424)
Warehouse stock
(18,053)
(12,209)
Right of use asset
(44,085)
(41,947)
U.S. liability on foreign deferred taxes
—
—
Other
(6,358)
(6,039)
Total
deferred income tax liabilities
(382,362)
(337,619)
Net deferred income tax liability $
(23,249)
$
(36,737)
(1)
As of
December 31,
2025, the
Company recorded a
valuation allowance
of $
316.5
million (2024:
$
114.1
million)
against deferred tax
assets consisting predominantly of
tax losses, land
and goodwill. A
valuation allowance must
be established for deferred
tax assets if it is “more
-likely-than-not” that they will
not be realized. The
increase in
the valuation
allowance of
$
202.4
million for
the year
was predominantly
driven by
tax losses
incurred in
2025
which have
not been
recognized.
Under Australian
tax law,
tax losses
may be
carried forward
indefinitely and
utilized
subject
to
meeting
the
tax
loss
recoupment
rules,
which
broadly
look
at
whether
the
Company
has
maintained the
same majority
ownership and
control, and
failing that,
whether the
Company has
maintained a
similar business.
In the
United
States,
tax
losses
may
be carried
forward
indefinitely
but
can
only
be
used
to
shelter 80% of future taxable income in any year .
For U.S. tax purposes,
the group had tax
losses carried forward of
$
140.0
million at December
31, 2025 (2024:
$
26.9
million)
(tax
effected).
At
December
31,
2025,
the
Australian
tax
consolidated
group
had
tax
losses
of
$
179.3
million carried forward (2024: $
80.4
million) (tax effected). A company,
which is not part of the Australian
tax consolidated
group, had
tax losses
carried forward
of $
12.1
million at
December 31,
2025 (2024:
$
10.6
million)
(tax effected) for which an equal valuation has
been recognized.
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
On July
4, 2025,
the One
Big Beautiful
Bill Act
(the “Act”)
was signed
into law.
The legislation
include a
broad
range
of
tax
reform
provisions
affecting
businesses
including,
but
not
limited
to,
the
expansion
of
bonus
depreciation, immediate
expensing of domestic
R&D costs,
and revisions to
the U.S. taxation
of profits derived
from international operations. The
legislation has multiple
effective dates, with certain
provisions effective in fiscal
year
2025
and
others
implemented
through
fiscal
year
2027.
The
Act
did
not
have
a
material
impact
on
the
Company’s financial position and results of operations
as of and for the fiscal year ended December 31, 2025.
Unrecognized Tax
Benefits
The
Company
provides
for
uncertain
tax
positions,
and
the
related
interest
and
penalties,
based
upon

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
150
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
The effect
of the total
amount of unrecognized
tax benefits,
if recognized, would
reduce our future
effective tax
rate.
December 31,
(US$ Thousands) 2025 2024
At beginning of the year $
18,897
$
20,784
Additions based on tax positions related to current year
—
122
Additions for tax positions of prior years
992
2,342
Reductions for tax positions of prior year (including impacts due to lapse
in statute)
(586)
(4,351)
At end of the year
19,303
18,897
The
return
to
provision
adjustments
for
2023
reflect
a
reduction
due
to
results
from
the
study
conducted
by
specialists and the
fact that the
benefit was limited
to taxable income.
For the year
ended December 31,
2025,
the Company recorded interest of $
1.5
million (2024: $
0.5
million).
The Company is subject to taxation in
the United States and Australia. As of December 31, 2025,
tax years 2021
to 2024 are open to review
from taxation authorities in the United States. In
Australia, tax years 2021 to 2024
are
open to review.
In 2025,
material jurisdictions
that are
equal or
greater than
5% of
the total
cash refund
for taxes
as disclosed
including
state
taxes
in
West
Virginia
($
1.5
million).
No
federal
or
foreign
taxes
were
paid
or
received
during
2025.
21.
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
Risk Management Policy approved by the Board of Directors.
The financing
counterparties
to the
derivative
contracts
potentially expose
the
Company
to credit-related
risk.
Credit risk is
the risk that
a third party
might fail to
fulfill its performance
obligations under the
terms of the
financial
instrument. The Company mitigates credit risk ensuring derivative contracts are entered with counterparties with high credit quality and frequently monitoring their financial condition.
Forward foreign currency contracts
The Company’s Australian Operations utilize the cash generated from US$ denominated coal sales revenues to
fund operating costs,
which are predominantly in
A$. During the year
ended December 31, 2025,
the Company
entered into forward foreign
currency contracts to hedge
its foreign exchange exposure
on a portion of the
US$
denominated coal sales revenue at its Australian Operations, whose functional currency is A$.
The aggregate
notional amount
of the
outstanding forward
foreign currency
derivative contracts
designated as
cash flow hedges was $
80.0
million as at December 31, 2025, with maturity dates
varying from January 2026 to
March 2026. Given the forward foreign currency contracts
were designated as cash flow hedges, the unrealized
gain of
$
2.5
million
was recognized
in “Accumulated
other comprehensive
loss” at
December
31,
2025 in
the
audited Consolidated Balance
Sheet, and
will be
reclassified into “Coal
revenues” in the
Consolidated Statements
of
Operations
and
Comprehensive
Income
in
the
period
in
which
the
hedged
transaction
impacts
income,
expected to be within the next 3 months. Refer to Note 22. “Accumulated
Other Comprehensive Losses”.
As of December
31, 2025, the
Company recognized a derivative
asset of $
2.5
million in respect of
forward foreign
currency contracts unrealized gain, classified within “ Other Current Assets .”

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
151
b) Fair Value of Financial
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
2.5
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
December 31, 2025 and 2024:
•
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
cost. As of December
31, 2025, the fair
value of the amounts drawn
under the ABL Facility approximated
the carrying value reported in the Consolidated Balance Sheet. As of December 31, 2025, the estimated fair value of
the Notes was
$
366.9
million based
upon quoted
prices in a
market that
is not considered
active (Level 2), and the estimated fair value of the Curragh Housing loan was $
26.4
million based upon
unobservable inputs (Level 3).
22.
Accumulated Other Comprehensive Losses
The
Company’s
Accumulated
Other
Comprehensive
Losses
consisted
of
foreign
currency
translation
adjustments for
subsidiaries for
which the
functional currency
is different
to the
Company’s functional
currency
(the U.S.
dollar) and
net unrealized
gains (losses)
from forward
foreign currency
contracts designated
as cash
flow hedge.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
152
(US$ thousands)
Foreign
currency
translation
adjustments
Net unrealized
gain on cash
flow hedge -
forward foreign
currency
contracts Total
Balance at December 31, 2023 $
(89,927)
$
—
$
(89,927)
Net current-period other comprehensive income (loss):
Loss in other comprehensive income before
reclassifications
(10,524)
—
(10,524)
Loss on long-term intra-entity foreign currency
transactions
(37,109)
—
(37,109)
Total
net current-period other comprehensive loss
(47,633)
—
(47,633)
Balance at December 31, 2024
(137,560)
—
(137,560)
Net current-period other comprehensive income (loss):
(Loss) gain in other comprehensive income before
reclassifications
(13,909)
3,683
(10,226)
Gain on long-term intra-entity foreign currency
transactions
28,546
—
28,546
Gain reclassified from accumulated other
comprehensive losses
—
(1,204)
(1,204)
Tax
effects
—
—
—
Total
net current-period other comprehensive losses
14,637
2,479
17,116
Balance at December 31, 2025 $
(122,923)
$
2,479
$
(120,444)

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
153
23. Commitments
(a)
Mineral Leases
The
Company
leases
mineral
interests
and
surface
rights
from
land
owners
under
various
terms
and
royalty
rates. The future minimum royalties under these leases
are as follows:
(US$ thousands) Amount
Year ending
December 31,
2026 $
3,992
2027
3,589
2028
3,558
2029
3,551
2030
6,200
Thereafter
18,219
Total $
39,109
Mineral leases are not in scope of ASC 842 and continue to
be accounted for under the guidance in ASC 932,
Extractive Activities – Mining.
(b)
Other commitments
As of December 31, 2025, purchase
commitments for capital expenditures
were $
7.8
million, all of which will be
payable within the next 12 months.
In Australia, the
Company has generally
secured the ability
to transport coal
through rail contracts
and coal export
terminal contracts that are primarily funded
through take-or-pay arrangements with terms ranging up to
10 years
.
In the U.S., the Company typically
negotiates its rail and coal terminal
on an annual basis.
As of December 31,
2025, these Australian
and U.S. commitments
under take-or-pay
arrangements totaled
$
618.3
million, of which
$
98.8
million will be payable within the next year,
$
201.5
million within 1-3 years, $
210.0
million within 3-5 years
and $
108.1
million thereafter.
24. Contingencies
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
For
the U.S.
Operations,
in
order to
provide
the
required
financial
assurance
for
post-mining
reclamation,
the
Company generally uses
surety bonds. The
Company uses surety
bonds and bank
letters of credit
to collateralize
certain
other
obligations
including
contractual
obligations
under
workers’
compensation
insurance.
As
of
December
31,
2025,
the
Company
had
outstanding
surety
bonds
of
$
20.0
million
and
outstanding
bank
guarantees of $
10.0
million.
For
the
Australian
Operations,
as
at
December
31,
2025,
the
Company
had
bank
guarantees
outstanding
of
$
35.7
million, primarily in respect of certain rail and port take-or-pay arrangements of the Company.
As of December 31, 2025, the Company, in aggregate, had total outstanding bank guarantees of $
45.7
million to
secure its obligations and commitments.
Future regulatory changes relating to the above obligations could result in increased obligations, additional costs
or additional collateral requirements.
Restricted deposits – cash collateral
As required by
certain agreements, the
Company had total
cash collateral in
the form of
deposits of $
141.7
million
and $
68.5
million
as of
December
31,
2025
and
2024, respectively,
to
provide
back-to-back
support for
bank
guarantees,
other
performance
obligations,
various
other
operating
agreements
and
contractual
obligations

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc. Form 10-K December 31,
2025
154
under workers’ compensation insurance. These
deposits are restricted and classified
as “Non-current” assets in
the Consolidated Balance Sheets.
Future regulatory
changes in
relation to
these obligations
or deterioration
of the
Company’s credit
rating could
result in increased obligations, additional costs or additional collateral requirements.
Stanwell Contingent Liability
On November
27, 2025,
the Company
and Stanwell
entered into
the Second
Amendment Deed
which, among
other things, waived the rebate amounts that would have otherwise been payable under the ACSA from January
1, 2026 until the final delivery date, which is expected to occur in the first half of 2027.
Pursuant
to the
terms
of the
Second
Amendment
Deed,
if a
change
of control
occurs
within
two years
of the
amendment date, the
Company must obtain
Stanwell’s prior consent and,
prior to
the change of
control occurring,
pay
all
rebates
waived
plus
interest.
Additionally,
if
the
Company’s
current
controlling
shareholder
ceases
to
control the Company by disposing of
20
% or more of its shares,
the Company must immediately pay all rebates
waived by Stanwell plus interest.
The
potential
obligation
constitutes
a
contingent
liability.
However,
the
amount
of
such
liability
is
subject
to
significant uncertainty due to its
dependence on prevailing coal market prices during
the waiver period and future
coal
export
volumes.
Both
variables
are
inherently
volatile
and
influenced
by
external
factors
beyond
the
Company’s control, including
commodity price
fluctuations, geopolitical developments,
and market
demand shifts.
As a result, the Company does not believe it can reasonably
estimate the amount of the potential obligation.
From
time
to
time,
the
Company
is
a
party
to
other
legal
proceedings
in
the
ordinary
course
of
business
in
Australia, the
U.S. and
other countries
where the
Company does
business.
Based on
current information,
the
Company believes that such other pending
or threatened proceedings are likely to
be resolved without a material
adverse
effect
on
its
financial
condition,
results
of
operations
or
cash
flows.
In
management’s
opinion,
the
Company is not currently involved in any legal
proceedings which, individually or in the
aggregate,
could have a
material effect on the financial condition, results of
operations and/or liquidity of the Company.
25. Related
‑
Party Transactions
Coronado Group LLC
Under
the
Coronado
Group LLC
agreement
(as
amended,
effective
October 23,
2018),
2,900
management
incentive units were designated and authorized for issuance
to certain members of management to motivate and
retain senior
management. The
incentive units
are intended
to allow
key members
of management
to share
in
the profits
of the
Company after
certain returns
are achieved by
the equity
investors. The incentive
units constitute
“profit interests” for the benefit of senior management in
consideration of services rendered and to be rendered.
Coronado Coal LLC and Coronado II
LLC merged to form Coronado Group
LLC in July 2015. Coronado IV
LLC
was
merged
into
Coronado
Group LLC,
the
Company’s
controlling
stockholder,
on
June 30,
2016.
Under
the
updated formation agreement dated June 30, 2016, the
2,500
units issued upon the initial formation
of Coronado
Group LLC
were
replaced
by
the
new
incentive
units.
At
December
31,
2025
and
2024,
2,900
management
incentive units were outstanding.
The incentive units are comprised of three
tiers, which entitle the holders to receive
distributions from Coronado
Group LLC subordinate to the
distributions to be received
by its members. As
of December 31, 2025 and
2024,
a portion of
the authorized units
had been allocated
to various members
of the
Company’s management including
Mr. Garold Spindler,
our former CEO and current Executive Chair, who is also member of Coronado Group LLC.
Stockholder’s Agreement and Registration Rights
and Sell-Down Agreement
As of December 31,
2025, Coronado Group LLC had aggregate beneficial ownership
of
50.4
% of the Company’s
shares.
On
September 24,
2018,
Coronado
Group LLC
and
the
Company
entered
into
a
Stockholder’s
Agreement
and
a
Registration
Rights
and
Sell-Down
Agreement
which
govern
the
relationship
between
Coronado Group LLC and the Company
for so long as the funds managed
by The Energy & Minerals Group,
or
EMG Group, beneficially
own in the
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
2025
155
The Stockholder’s Agreement provides for the following:
•
Consent rights: Coronado
Group LLC (or its
successors or permitted
assigns) will have
certain consent
rights, whereby certain specified actions require approval by Coronado Group LLC prior to these actions being undertaken;
•
Provision of
information to
Coronado Group LLC:
There are
information sharing
arrangements relating
to
the
provision
of
financial
and
other
information
by
the
Company
and
its
subsidiaries
to
Coronado
Group LLC entities, and
the Company is
required to cooperat
e
with and assist
Coronado Group LLC
in
connection with any financing (or refinancing) undertaken
by the Company;
•
Pro rata issuances:
While Coronado Group
LLC entities
beneficially own in
the aggregate
at least
10
%
of the outstanding Shares, unless Coronado Group
LLC (or its successors or permitted assigns)
agrees
otherwise, issuances of equity securities must have been offered to the Coronado Group LLC entities in
respect of their pro rata shares,
and any equity securities to be allocated by the Company under a share incentive plan will be sourced by purchasing them in the market rather than by issuing them; and
•
Board rights: Coronado Group LLC has certain rights regarding the board including the right, but not the
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
matters related
to its ASX
initial public
offering, or
Australian IPO,
and also certain
guarantees that
have in the
past been
provided
or arranged
by Coronado
Group LLC
and
its affiliates
in support
of Company
obligations.
Under the Relationship Deed, Coronado Group LLC
also agrees to indemnify the Company in relation
to certain
Australian IPO-related matters and reimburse certain costs.

Coronado Global Resources Inc. Form 10-K December 31,
2025
156
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
To
the Shareholders and the Board of Directors of Coronado
Global Resources Inc.
Opinion on the Financial Statements
We
have
audited
the
accompanying
consolidated
balance
sheets
of
Coronado
Global
Resources
Inc.
(the
Company)
as
of
December
31,
2025
and
2024,
the
related
consolidated
statements
of
operations
and
comprehensive
income,
stockholders’
equity
and
cash
flows
for
each
of
the
three
years
in
the
period
ended
December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial
statements present fairly,
in all material respects, the
financial position of
the Company at December 31, 2025 and
2024, and the results of its
operations and its cash flows for
each of the
three
years
in
the
period
ended
December
31,
2025,
in
conformity
with
U.S.
generally
accepted
accounting
principles.
We
also
have
audited,
in
accordance
with
the
standards
of the
Public
Company
Accounting
Oversight
Board
(United States)
(PCAOB), the
Company's internal control
over financial
reporting as
of December
31, 2025,
based
on
criteria
established
in
Internal
Control-Integrated
Framework
issued
by
the
Committee
of
Sponsoring
Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2026
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

Coronado Global Resources Inc. Form 10-K December 31,
2025
157
Evaluation of Going Concern
Description
of
the
matter
Note 1(d) to the
consolidated financial statements
discloses the conditions
and events that
existed
at
interim
reporting
periods
during
2025
which
raised
substantial
doubt
about the
Company’s ability to continue as a going concern
and management’s conclusion that these
conditions and events were alleviated at December 31,
2025.
A
significant
judgement
relevant
to
management’s
going
concern
assessment
is
the
Company’s potential future obligation to provide surety under the Financial Provisioning Act for the Curragh mine complex as described in Note 1(d).
The evaluation
of whether
substantial doubt
in relation
to going
concern existed at
December
31, 2025,
was a
critical audit matter
as the
assessment of management’s
cash flow forecasts
and related assumptions,
such as production targets
and metallurgical coal
pricing, as well
as
the
liquidity
implications
of
the
potential
future
obligation
to
provide
surety
under
the
Financial Provisioning Act, was complex and required
significant auditor judgement.
How
we
addressed
the
matter in our audit
We obtained an understanding, evaluated the
design and tested the operating
effectiveness
of controls over the Company’s process to perform its going concern assessment, including the
determination
of
key
assumptions
and
the
evaluation
of
the
relevant
conditions
and
events that may impact its conclusion.
We
tested the
key
assumptions
used
in the
Company’s
liquidity and
cash
flow
forecasts
relating to
production targets
and metallurgical
coal prices
by comparing
them to
historical
information,
budgets
and
independently
sourced
forecasts.
We
performed
sensitivity
analysis on key assumptions to assess the impact on forecast liquidity.
We
evaluated
the
significance
and
likelihood
of
the
potential
obligation
to
provide
surety
under
the
Financial
Provisioning
Act,
which
included
discussions
with
the
Company’s
internal
legal
counsel.
We
assessed
the
completeness
and
accuracy
of
the
related
disclosures including
how the
Company’s
considerations of
the significance
of events
and
conditions that raised
substantial doubt
in relation to
going concern at
prior interim periods
had been alleviated at December 31, 2025.
/s/
Ernst & Young
We have served as the Company’s auditor
since 2020.
Brisbane, Australia
March 3, 2026

Coronado Global Resources Inc. Form 10-K December 31,
2025
158
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.
None.

Coronado Global Resources Inc. Form 10-K December 31,
2025
159
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
the Company
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
control
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
statements.
Because
of
its
inherent
limitations,
internal
control
over
financial
reporting
may
not
prevent
or
detect
misstatements. Also,
projections of
any evaluation
of effectiveness
to future
periods are
subject to
the risk
that
controls may
become inadequate
because of
changes in
conditions, or
that the
degree of
compliance with
the
policies or procedures may deteriorate.
Management
conducted
an
assessment
of
the
Company’s
internal
control
over
financial
reporting
as
of
December 31, 2025, using the framework specified in Internal Control – Integrated Framework (2013) , published by
the
Committee
of
Sponsoring
Organizations
of
the
Treadway
Commission
(COSO).
Based
on
this
assessment, management
concluded that
the Company’s
internal control
over financial
reporting was
effective
as of December 31, 2025.
Our
Independent
Registered
Public
Accounting
Firm,
Ernst
&
Young,
has
audited
our
internal
control
over
financial reporting, as stated in their unqualified opinion
report included herein.

Coronado Global Resources Inc. Form 10-K December 31,
2025
160
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
To
the Shareholders and the Board of Directors of Coronado
Global Resources Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Coronado Global
Resources Inc.’s internal control
over financial reporting as of December
31,
2025,
based
on
criteria
established
in
Internal
Control—Integrated
Framework
issued
by
the
Committee
of
Sponsoring Organizations
of the
Treadway
Commission (2013
framework) (the
COSO criteria).
In our opinion,
Coronado Global
Resources
Inc. (the
Company)
maintained,
in
all material
respects,
effective
internal control
over financial reporting as of December 31, 2025, based on
the COSO criteria.
We
also
have
audited,
in
accordance
with
the
standards
of the
Public
Company
Accounting
Oversight
Board
(United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the
related
consolidated
statements
of
operations
and
comprehensive
income,
stockholders’
equity
and
cash
flows for each
of the three
years in the
period ended
December 31, 2025,
and the related
notes and our
report
dated March 3, 2026 expressed an unqualified opinion
thereon.
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
Because
of
its
inherent
limitations,
internal
control
over
financial
reporting
may
not
prevent
or
detect
misstatements. Also,
projections of
any evaluation
of effectiveness
to future
periods are
subject to
the risk
that
controls may
become inadequate
because of
changes in
conditions, or
that the
degree of
compliance with
the
policies or procedures may deteriorate.
/s/ Ernst & Young
Brisbane, Australia
March 3, 2026

Coronado Global Resources Inc. Form 10-K December 31,
2025
161
ITEM 9B.
OTHER INFORMATION
During
the quarter
ended
December
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
2025
162
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND
CORPORATE GOVERNANCE.
The information required to
be furnished by
this Item will be
set forth in
our definitive proxy statement
for the 2026
Annual
General
Meeting
of
Stockholders,
or
the
Proxy
Statement,
under
the
headings
“Proposals
1
and
2:
Election
of
Director
Nominees,”
“Executive
Officers
and
Corporate
Governance,”
“Delinquent
Section
16(a)
Reports” and
“Securities Dealing
Policy” and
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
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required to be furnished by this Item will be set forth in the Proxy Statement under the headings
“Certain Relationships and Related Party
Transactions” and “Executive Officers and Corporate Governance” and
is incorporated herein by reference and made a part hereof
from the Proxy Statement.
ITEM 14. PRINCIPAL
ACCOUNTANT FEES AND SERVICES.
The information required
to be furnished
by this Item
will be set forth
in the Proxy Statement
under the heading
“Ratification of the Appointment of Ernst
& Young
as the Company’s Independent Registered
Public Accounting
Firm for
the Fiscal
Year
Ending December
31, 2026”
and is
incorporated herein
by reference
and made
a part
hereof from the Proxy Statement.

Coronado Global Resources Inc. Form 10-K December 31,
2025
163
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES
(a)
The following documents are filed as part of this
Annual Report on Form 10-K:
1.
Financial Statements.
See the
index to Financial
Statements and
Supplementary Data
on page
11 3 of
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
4.4
Indenture, dated as of October 2, 2024, among Coronado Finance Pty Ltd, as issuer,
Coronado Global Resources Inc., as guarantor, the subsidiaries of Coronado Global
Resources Inc. named therein, as additional guarantors, Wilmington Trust, National
Association, as trustee and priority lien collateral trustee, relating to Coronado Finance
Pty Ltd.’s 9.250% Senior Secured Notes due 2029 (filed as Exhibit 4.1 to the Company’s
Current Report on Form 8-K (File No. 000-56044) filed on October 2, 2024 and
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
2025
164
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
2024 and incorporated herein by reference)
10.5†
Third Amendment to Syndicated Facility Agreement, dated as of November 27, 2025, among Coronado Global Resources Inc., Coronado Coal Corporation, Coronado
Finance Pty Ltd, as Australian borrower, Coronado Curragh Pty Ltd, as Australian borrower, Stanwell Corporation Limited, as lender, the other guarantors party thereto,
Global Loan Agency Services Australia Pty Ltd. as administrative agent, and Global
Loan Agency Services Australia Nominees Pty Ltd, as collateral agent
10.6‡
Coronado Global Resources Inc. 2025 Short-Term Incentive Plan
10.7‡
Coronado Global Resources Inc. 2018 Equity Incentive Plan (filed as Exhibit 10.4 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29,
2019 and incorporated herein by reference)
10.8
Coronado Global Resources Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement filed on April 13, 2023)
10.9
Coronado Global Resources Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Proxy Statement filed on April 13, 2023)
10.10
Amendment No. 1 to the Coronado Global Resources Inc. Employee Stock Purchase
Plan, effective as of November 18, 2023 (filed as Exhibit 4.6 to the Company Registration
Statement on Form S-8 (File No. 000-56044) filed on November 27, 2023 and incorporated herein by reference)
10.11
Amendment No. 2 to the Coronado Global Resources Inc. Employee Stock Purchase
Plan, effective February 17, 2026
10.12
Amendment No. 3 to the Coronado Global Resources Inc. Employee Stock Purchase
Plan, effective February 26, 2026
10.13>‡
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
2025
165
Exhibit No. Description of Document
10.15>‡
Employment Agreement dated as of July 7, 2020, by and between Curragh Queensland
Mining Pty Ltd and Gerhard Ziems (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 000-56044) filed on July 7, 2020 and incorporated herein by reference)
10.16>‡
Employment Agreement dated as of June 28, 2023, by and between Coronado Global
Resources Inc. and Jeffrey Bitzer
10.17>
Appointment Agreement, dated as of May 25, 2023, between Coronado Global
Resources Inc. and Douglas G. Thompson (filed as Exhibit 10.3 to the Company’s
Current Report on Form 8-K (File No. 000-56044) filed on May 31, 2023 and incorporated herein by reference)
10.18>‡
Employment Agreement dated as of July 12, 2021, by and between Coronado Global
Resources Inc. and Christopher P. Meyering (filed as Exhibit 10.11 to the Company’s
Annual Report on Form 10-K (File No. 000-56044) filed on February 22, 2022 and incorporated herein by reference)
10.19>‡
Employment Agreement dated as of October 18, 2018, by and between Coronado
Curragh Pty Ltd and Emma Pollard (filed as Exhibit 10.11 to the Company’s Registration
Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
10.20>
Employment Agreement dated December 20, 2024, between Curragh Queensland
Mining Pty Ltd and Barend J. van der Merwe (filed as Exhibit 10.2 to the Company’s
Quarterly Report on Form 10-Q (File No. 000-56044) filed on May 8, 2025 and incorporated herein by reference)
10.21>
Employment Agreement dated December 17, 2025, between Curragh Queensland
Mining Pty Ltd and Craig Manz
10.22>
Employment Agreement dated July 28, 2025, between Curragh Queensland Mining Pty
Ltd and Philip Peacock (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form
10-Q (File No. 000-56044) filed on November 10, 2025 and incorporated herein by reference)
10.23>
Form of Stock Option Award Agreement (Long Term Incentive Grant) (filed as Exhibit
10.12 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
10.24>
Form of Performance Stock Unit Award Agreement (Long Term Incentive Grant) (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000-
56044) filed on April 29, 2019 and incorporated herein by reference)
10.25>
Form of Non-Executive Director Restricted Stock Unit Award Agreement (filed as Exhibit
10.14 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
10.26>
Form of Restricted Stock Unit Award Agreement (Retention Grant) (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April
29, 2019 and incorporated herein by reference)
10.27>
Form of Restricted Stock Unit Award Agreement (STIP Deferral Grant) (filed as Exhibit
10.16 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29, 2019 and incorporated herein by reference)
10.28>
Summary of Non-Executive Director Compensation (filed as Exhibit 10.17 to the
Company’s Annual Report on Form 10-K (File No. 000-56044) filed on February 24,
2020 and incorporated herein by reference)
10.29>
Form of Agreement of Indemnity, Insurance and Access (filed as Exhibit 10.18 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on April 29,
2019 and incorporated herein by reference)
10.30‡
Amended Coal Supply Agreement, dated as of November 6, 2009, by and between
Stanwell Corporation Limited and Wesfarmers Curragh Pty Ltd (now known as Coronado
Curragh Pty Ltd) (filed as Exhibit 10.20 to the Company’s Registration Statement on
Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31,
2025
166
Exhibit No. Description of Document
10.31‡
Deed of Amendment to the Amended Coal Supply Agreement, dated as of November
21, 2016, by and between Stanwell Corporation Limited and Wesfarmers Curragh Pty
Ltd (now known as Coronado Curragh Pty Ltd) (filed as Exhibit 10.21 to the Company’s
Registration Statement on Form 10 (File No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)
10.32‡
Curragh Mine New Coal Supply Deed, dated August 14, 2018, by and between Stanwell
Corporation Limited and Coronado Curragh Pty Ltd (filed as Exhibit 10.22 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14,
2019 and incorporated herein by reference)
10.33
Deed of Amendment, dated September 20, 2018 and effective September 21, 2018, among Coronado Curragh Pty Ltd, Stanwell Corporation Limited and Coronado Group
LLC (filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10 (File
No. 000-56044) filed on June 14, 2019 and incorporated herein by reference)
10.34
Deed of Amendment, dated March 5, 2019 and effective May 21, 2019, between
Coronado Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June
14, 2019 and incorporated herein by reference)
10.35
Deed of Amendment, dated May 9, 2019 and effective May 21, 2019, between Coronado
Curragh Pty Ltd and Stanwell Corporation Limited (filed as Exhibit 10.25 to the
Company’s Registration Statement on Form 10 (File No. 000-56044) filed on June 14,
2019 and incorporated herein by reference)
10.36†‡
Deed of Amendment dated June 10, 2025, by and among Coronado Curragh Ptyd Ltd,
Stanwell Corporation Limited and the other parties thereto (filed as Exhibit 10.1 to the
Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on August 11,
2025 and incorporated herein by reference)
10.37†‡
Deed of Amendment (No.2), dated November 27, 2025, by and among Coronado
Curragh Pty Ltd, Coronado Finance Pty Ltd, Coronado Global Resources Inc., Stanwell
Corporation Limited and other parties thereto
10.38†‡
New Coal Supply Agreement, dated as of July 12, 2019, by and between Stanwell
Corporation Limited and Coronado Curragh Pty Ltd (filed as Exhibit 10.2 to the
Company’s Quarterly Report on Form 10-Q (File No. 000-56044) filed on November 7,
2019 and incorporated herein by reference)
19.1
Securities Dealing Policy of Coronado Global Resources Inc. (filed as Exhibit 19.1 to the
Company’s Annual Report on Form 10-K (File No. 000-56044) filed on February 19,
2025 and incorporated herein by reference)
21.1
List of Subsidiaries
23.1
Consent of Ernst & Young
23.2
Consent of Barry Lay
23.3
Consent of Daniel Millers
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
Report on Form 10-K (File No. 000-56044) filed on February 20, 2024 and incorporated herein by reference)

Coronado Global Resources Inc. Form 10-K December 31,
2025
167
Exhibit No. Description of Document
96.2
Technical Report Summary for Buchanan (filed as Exhibit 96.2 to the Company’s Annual
Report on Form 10-K (File No. 000-56044) filed on February 19, 2025 and incorporated herein by reference)
96.3
Technical Report Summary for Logan (filed as Exhibit 96.3 to the Company’s Annual
Report on Form 10-K (File No. 000-56044) filed on February 19, 2025 and incorporated herein by reference)
96.4
Technical Report Summary for Mon Valley (filed as Exhibit 96.4 to the Company’s
Annual Report on Form 10-K (File No. 000-56044) filed on February 19, 2025 and incorporated herein by reference)
101 The following materials from the Company’s Annual Report on Form 10-K for the period ended December
31,
2025,
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
2025
168
ITEM 16.
FORM 10-K SUMMARY
None.

Coronado Global Resources Inc. Form 10-K December 31,
2025
169
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
Date: March 3, 2026
Pursuant to the requirements
of the Securities Exchange
Act of 1934, this
report has been
signed below by
the
following persons, on behalf of the registrant and in the
capacities and on the dates indicated.
Name Title Date
/s/ Douglas Thompson
Managing
Director
and
Chief
Executive
Officer (Principal Executive Officer)
March 3, 2026
Douglas Thompson
/s/ Barend J. van der Merwe
Group
Chief
Financial
Officer
(Principal
Financial Officer and Principal Accounting
Officer)
March 3, 2026
Barend J. van der Merwe
/s/ Garold Spindler Director March 3, 2026
Garold Spindler
/s/ Philip Christensen Director March 3, 2026
Philip Christensen
/s/ Greg Pritchard Director March 3, 2026
Greg Pritchard
/s/ Laura Tyson Director March 3, 2026
Laura Tyson
/s/ Aimee R. Allen Director March 3, 2026
Aimee R. Allen
/s/ Jan C. Wilson Director March 3, 2026
Jan C. Wilson