Form 10-Q
period 2026-03-31
Coronado Global Resources Inc.
filed 2026-05-11
CIK 1770561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒
QUARTERLY
REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended
March 31, 2026
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
The total number of shares
of the registrant's common stock, par value $0.01 per share, outstanding on April 30, 2026, including shares of common stock underlying
CDIs, was
167,645,373
.

Steel starts here.
Quarterly Report on Form 10-Q for the quarterly period
ended March 31, 2026.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31,
2025
4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three months ended March 31, 2026 and 2025
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025
6
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Report of Independent Registered Public Accounting Firm
24
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
25
Item 3. Quantitative and Qualitative Disclosures About Market Risk
41
Item 4. Controls and Procedures
43
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
44
Item 1A. Risk Factors
44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
44
Item 3. Defaults Upon Senior Securities
44
Item 4. Mine Safety Disclosures
44
Item 5. Other Information
45
Item 6. Exhibits
46
SIGNATURES
47

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
4
PART I – FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(In US$ thousands, except share data)
Assets Note
(Unaudited)
March 31, 2026
December 31,
2025
Current assets:
Cash and cash equivalents
$
121,037
$
173,032
Trade receivables, net
204,216
250,921
Inventories
5
163,405
195,165
Other current assets
6
88,133
87,678
Total
current assets
576,791
706,796
Non-current assets:
Property, plant and equipment,
net
7
1,491,377
1,654,455
Right of use asset – operating leases, net
9
81,480
86,481
Restricted deposits
18
144,419
141,696
Goodwill
28,008
28,008
Intangible assets, net
2,659
2,708
Other non-current assets
5,440
5,411
Total
assets
$
2,330,174
$
2,625,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
$
125,073
$
89,178
Accrued expenses and other current liabilities
8
201,529
276,032
Asset retirement obligations
11,168
10,978
Contract obligations
21,035
22,445
Lease liabilities
9
35,427
34,300
Interest bearing liabilities
10
1,764
1,671
Income tax payable
21,407
21,024
Other current financial liabilities
12
1,571
1,424
Total
current liabilities
418,974
457,052
Non-current liabilities:
Asset retirement obligations
148,004
143,388
Lease liabilities
9
78,027
83,866
Interest bearing liabilities
10
691,707
684,989
Contract obligations
18,782
21,173
Stanwell liabilities
11
562,961
501,795
Other financial liabilities
12
18,913
18,888
Deferred income tax liabilities
11,482
23,249
Other non-current liabilities
55,469
41,409
Total
liabilities
$
2,004,319
$
1,975,809
Common stock $
0.01
par value;
1,000,000,000
shares authorized,
167,645,373
shares issued and outstanding as of March 31, 2026 and
December 31, 2025
1,677
1,677
Series A Preferred stock $
0.01
par value;
100,000,000
shares
authorized,
1
Share issued and outstanding as of March 31, 2026 and
December 31, 2025
—
—
Additional paid-in capital
1,090,070
1,094,743
Accumulated other comprehensive losses
16
(121,072)
(120,444)
Accumulated losses
(644,820)
(326,230)
Total
stockholders’ equity
$
325,855
$
649,746
Total
liabilities and stockholders’ equity
$
2,330,174
$
2,625,555
See accompanying notes to unaudited condensed
consolidated financial statements.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
5
Unaudited Condensed Consolidated Statements of
Operations and Comprehensive Income
(In US$ thousands, except share data)
Three months ended
March 31,
Note 2026 2025
Revenues:
Coal revenues $
460,491
$
441,451
Other revenues
6,701
7,797
Total
revenues
3
467,192
449,248
Costs and expenses:
Cost of coal revenues (exclusive of items shown separately
below)
443,902
390,291
Depreciation, depletion and amortization
43,337
40,521
Freight expenses
85,723
60,188
Stanwell rebate
—
21,853
Other royalties
30,348
41,353
Selling, general, and administrative expenses
4,630
8,333
Total
costs and expenses
607,940
562,539
Other (expense) income:
Interest expense, net
(33,752)
(17,898)
Impairment of assets 4
(159,755)
—
Decrease (increase) in provision for credit losses
127
(630)
Other, net
4,006
(2,213)
Total
other expense, net
(189,374)
(20,741)
Loss before tax
(330,122)
(134,032)
Income tax benefit
11,532
37,834
Net loss attributable to Coronado Global Resources Inc.
$
(318,590)
$
(96,198)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustments
1,911
2,826
Net loss on cash flow hedges
(2,539)
—
Total
comprehensive (loss) income
(628)
2,826
Total
comprehensive loss attributable to Coronado Global
Resources
Inc. $
(319,218)
$
(93,372)
Loss per share of common stock
Basic 14
(1.90)
(0.57)
Diluted 14
(1.90)
(0.57)
See accompanying notes to unaudited condensed
consolidated financial statements.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
6
Unaudited Condensed Consolidated Statements of
Stockholders’ Equity
(In US$ thousands, except share data)
Common stock Preferred stock Additional Accumulated other Total paid in comprehensive Accumulated stockholders
Shares Amount Series A Amount capital losses losses equity
Balance December 31, 2025
167,645,373
$
1,677
1
$
—
$
1,094,743
$
(120,444)
$
(326,230)
$
649,746
Net loss —
—
—
—
—
—
(318,590)
(318,590)
Other comprehensive loss —
—
—
—
—
(628)
—
(628)
Total
comprehensive loss
—
—
—
—
—
(628)
(318,590)
(319,218)
Share-based compensation for equity
classified awards —
—
—
—
(4,673)
—
—
(4,673)
Balance March 31, 2026
167,645,373
$
1,677
1
$
—
$
1,090,070
$
(121,072)
$
(644,820)
$
325,855
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
Form 10-Q March 31, 2026
7
Unaudited Condensed Consolidated Statements of
Cash Flows
(In US$ thousands)
Three months ended
March 31,
2026 2025
Cash flows from operating activities:
Net loss $
(318,590)
$
(96,198)
Adjustments to reconcile net income to cash and restricted cash provided by
operating activities:
Depreciation, depletion and amortization
43,337
40,521
Impairment of assets
159,755
—
Amortization of right of use asset - operating leases
7,069
6,048
Amortization of deferred financing costs
108
865
Non-cash interest expense
16,369
8,797
Amortization of contract obligations
(4,435)
(6,307)
Loss on disposal of property,
plant and equipment
1,192
329
Loss on disposal of idled asset
—
2,239
Equity-based compensation expense
(4,673)
(1,188)
Deferred income taxes
(11,823)
(36,817)
Reclamation of asset retirement obligations
(760)
(1,158)
(Decrease) increase in provision for discounting and credit
losses
(127)
630
Other non-cash adjustments
4,573
798
Changes in operating assets and liabilities:
Accounts receivable
32,653
44,696
Inventories
33,530
21,874
Other assets
8,405
2,688
Accounts payable
36,737
13,628
Accrued expenses and other current liabilities
(50,666)
(34,881)
Operating lease liabilities
(6,859)
(5,564)
Income tax payable
(1,044)
(553)
Change in other liabilities
14,305
2,288
Net cash used in operating activities
(40,944)
(37,265)
Cash flows from investing activities:
Capital expenditures
(34,072)
(72,058)
Proceeds from disposal of idle asset
1,267
1,464
Purchase of restricted and other deposits
(2,225)
(325)
Net cash used in investing activities
(35,030)
(70,919)
Cash flows from financing activities:
Proceeds from interest bearing liabilities and other financial liabilities
26,192
—
Principal payments on interest bearing liabilities and other financial liabilities
(847)
(1,384)
Principal payments on finance lease obligations
(1,791)
(160)
Net cash from (used in) financing activities
23,554
(1,544)
Net decrease in cash and cash equivalents
(52,420)
(109,728)
Effect of exchange rate changes on cash and cash
equivalents
425
(195)
Cash and cash equivalents at beginning of period
173,032
339,625
Cash and cash equivalents at end of period $
121,037
$
229,702
Supplemental disclosure of cash flow information:
Cash payments for interest $
27,889
$
20,491
Cash (refund) paid for taxes $
(3,834)
$
75
Restricted cash $
251
$
252
See accompanying notes to unaudited condensed
consolidated financial statements.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
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
March 3, 2026.
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
as of December 31,
2025 has been derived from
the Company’s audited consolidated balance sheet at
that date.
The Company’s results
of operations for
the three months
ended March 31,
2026 are not
necessarily indicative
of the results that may be expected for the year ending
December 31, 2026.
(c)
Going Concern
These
Condensed
Consolidated
Financial
Statements
have
been
prepared
on
a
going
concern
basis,
which
contemplates the realization of assets and discharge of liabilities in the ordinary course of business.
The
Company’s
earnings
and
cash
flows
from
operating
activities
have
been
significantly
impacted
by
wet
weather and operational issues.
For the three months ended
March 31, 2026, the Company
incurred net losses
of $
318.6
million.
As of March 31,
2026, the Company
had cash and cash
equivalents of $
121.0
million and net
current assets of
$
157.8
million. The decline in cash during the quarter ended March 31, 2026 was consistent with the Company’s
expectations, reflecting seasonal wet weather impacts
on production at the Company’s Australian Operations.
With respect
to the
Company’s
financial
position,
the
Company
has concluded
that its
current
cash
and
cash
equivalents and forecasted cash
flows will be
sufficient to fund its
operations and satisfy its
obligations for at least
one year from the issuance of these financial statements.
Management
continues
to
explore
initiatives
to
preserve
liquidity,
enhance
flexibility
and
financial
resilience
against events outside management’s control. These initiatives are reasonably within management’s control and actionable in the near future as needed.
The
Company’s
forecasts
are
subject
to
the
achievement
of
production
targets,
and
other
factors
beyond
its
control,
including
general
economic
conditions,
metallurgical
coal
pricing,
competitive
dynamics
and
weather-
related impacts.
The Company’s
working capital
requirements in
the short
to medium
term are
also dependent
on variations in these factors and the preparation of forecasts requires management’s judgement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
9
2.
Summary of Significant Accounting Policies
Please see Note 2 “Summary
of Significant Accounting Policies”
contained in the audited
consolidated financial
statements for the year ended December 31, 2025 included in Coronado Global Resources Inc.’s Annual Report on Form 10-K filed with the SEC and ASX on March
3, 2026.
(a) Newly Adopted Accounting Standards
During
the
period,
there
has
been
no
new
Accounting
Standards
Update,
or
ASU,
issued
by
the
Financial
Accounting Standards Board,
or the FASB,
that had a material
impact on the Company’s
consolidated financial
statements.
(b) Accounting Standards Not Yet
Implemented
ASU
No.
“2024-03
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
“2025-11
-
Interim
Reporting
(Topic
270
):
Narrow-Scope
Improvements”
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
Queensland, Australia, and in the
states of
Pennsylvania,
Virginia
and West
Virginia
in the
U.S. The
Australian Operations
comprise the
100
%-
owned Curragh producing
mine complex. The
U.S. Operations comprise
a
100
%-owned producing mine
complex
(Buchanan), a
100
%-owned idle mine complex (Logan) and a development
property (Mon Valley).
The Company operates its
business along
two
reportable segments: Australia
and the U.S. The
organization of
the
two
reportable segments reflects
how Coronado’s Interim
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
Form 10-Q March 31, 2026
10
Reportable segment results as
of and for
the three months ended
March 31, 2026
and 2025 are
presented below:
(in US$ thousands) Australia United States
Other and
Corporate Total
Three months ended March 31, 2026
Total
revenues
$
259,088
$
208,104
$
—
$
467,192
Less:
Mining cash costs
(1)
(253,890)
(146,857)
—
(400,747)
Other operating costs (1)
(101,076)
(58,150)
—
(159,226)
Total
operating costs
(354,966)
(205,007)
—
(559,973)
Other and unallocated costs (2)
9,305
(1,260)
(4,614)
3,431
Segment adjusted EBITDA
(86,573)
1,837
(4,614)
(89,350)
Total
assets
1,310,835
924,809
94,530
2,330,174
Capital expenditures
10,922
9,021
—
19,943
Three months ended March 31, 2025
Total
revenues
$
273,277
$
175,971
$
—
$
449,248
Less:
Mining cash costs (1)
(198,204)
(158,492)
—
(356,696)
Other operating costs (1)
(140,163)
(16,826)
—
(156,989)
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
The reconciliations
of Consolidated Adjusted
EBITDA to net
loss attributable to
the Company for
the three
months
ended March 31, 2026 and 2025 are as follows:
Three months ended
March 31,
(in US$ thousands) 2026 2025
Consolidated Adjusted EBITDA $
(89,350)
$
(72,816)
Depreciation, depletion and amortization
(43,337)
(40,521)
Interest expense, net (1)
(33,752)
(17,898)
Other foreign exchange losses (2)
(4,055)
(332)
Impairment of assets
(159,755)
—
Losses on idled assets (3)
—
(1,835)
Decrease (increase) in provision for credit losses
127
(630)
Net loss before tax
(330,122)
(134,032)
Income tax benefit
11,532
37,834
Net loss $
(318,590)
$
(96,198)
(1)
Includes interest income
of $
2.1
million and $
3.2
million for the
three months ended
March 31, 2026
and 2025, respectively.
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
Form 10-Q March 31, 2026
11
(3)
Relates to loss on disposal and care and maintenance costs of a non-core idled asset that was sold on January 14, 2025.
The
reconciliations
of
capital
expenditures
per
the
Company’s
segment
information
to
capital
expenditures
disclosed
on
the
unaudited
Condensed
Consolidated
Statements
of
Cash
Flows
for
the
three
months
ended
March 31, 2026 and 2025 are as follows:
Three months ended March 31,
(in US$ thousands) 2026 2025
Capital expenditures per unaudited Condensed Consolidated
Statements
of Cash Flows $
34,072
$
72,058
Net movement in accruals for capital expenditures
(7,442)
19,538
Capital acquired through finance leases
—
9,725
Net movement in deposits to acquire long lead capital
(6,687)
18,727
Capital expenditures per segment detail $
19,943
$
120,048
Disaggregation of Revenue
The Company disaggregates the revenue
from contracts with customers by
major product group for each of
the
Company’s
reportable
segments,
as
the
Company
believes
it
best
depicts
the
nature,
amount,
timing
and
uncertainty of revenues and cash flows.
All revenue is recognized at a point in time.
Three months ended March 31, 2026
(in US$ thousands) Australia United States Total
Product Groups:
Metallurgical coal $
209,992
$
198,281
$
408,273
Thermal coal
42,414
9,804
52,218
Total
coal revenue
252,406
208,085
460,491
Other (1)
6,682
19
6,701
Total $
259,088
$
208,104
$
467,192
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
4. Impairment of assets
On
March
27,
2026,
management
idled
operations
at
the
Logan
mine
complex
within
the
Company’s
U.S.
Operations in response to sustained weakness
in the U.S. domestic Met coal
markets. The idling represented
a
triggering
event
under
Accounting
Standards
Codification,
or
ASC,
360
–
Property,
Plant
and
Equipment
,
requiring the Company to assess
the recoverability of the relevant
asset groups. The Company determined
that
the estimated undiscounted pre-tax future cash flows of the Logan asset group did not exceed its carrying value.
Accordingly,
the Company
measured the
fair value
of the
asset group
and recorded
an impairment
charge
of
$
159.8
million against long-lived
assets, including property, plant and
equipment, to write
down the carrying
value
of the asset group to its estimated
fair value. The impairment charge is
included in “Impairment of assets”
in the
accompanying
unaudited
Condensed
Consolidated
Statements of
Operations
and Comprehensive
Income
for
the three months ended March 31, 2026.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
12
The estimated fair value was determined using Level 3 inputs such as indicative offers, comparable transactions and estimates of future cashflows based on a combination of historical results adjusted to reflect the Company’s best estimate
of future
market and
operating conditions,
including the
mine’s life
of mine
plan. The
life of
mine
plan includes assumptions
in relation to future
coal prices, projected
mine production volumes,
operating costs,
capital costs and discount rate.
5.
Inventories
(in US$ thousands)
March 31,
2026
December 31,
2025
Raw coal $
27,820
$
35,006
Saleable coal
52,984
80,174
Total
coal inventories
80,804
115,180
Supplies and other inventory
82,601
79,985
Total
inventories
$
163,405
$
195,165
Coal inventories measured at
their net realizable value were
$
37.4
million
and $
41.2
million as at March
31, 2026
and December 31, 2025, respectively,
and form part of total coal inventories.
6. Other Assets
(in US$ thousands)
March 31,
2026
December 31,
2025
Other current assets
Prepayments $
34,486
$
43,797
Long service leave receivable
7,641
7,560
Deposits to acquire capital items
17,468
10,781
Derivative assets (refer to Note 15. Derivatives and Fair
Value Measurement)
—
2,523
Stanwell receivable
11,762
—
Other
16,776
23,017
Total
other current assets
$
88,133
$
87,678
7.
Property, Plant and
Equipment
(in US$ thousands)
March 31,
2026
December 31,
2025
Land $
29,301
$
29,008
Buildings and improvements
141,699
138,771
Plant, machinery, mining
equipment and transportation vehicles
1,543,353
1,516,095
Mineral rights and reserves
370,393
370,393
Office and computer equipment
20,442
20,063
Mine development
708,119
694,779
Asset retirement obligation asset
80,502
79,094
Construction in process
105,754
103,011
Total
cost of property,
plant and equipment
2,999,563
2,951,214
Less accumulated depreciation, depletion, amortization
and impairment
1,508,186
1,296,759
Property, plant and
equipment, net
$
1,491,377
$
1,654,455

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
13
8.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:
(in US$ thousands)
March 31,
2026
December 31,
2025
Wages and employee benefits $
46,023
$
42,652
Taxes
other than income taxes
8,177
6,440
Accrued royalties
8,634
37,818
Accrued freight costs
38,806
40,964
Accrued mining fees
99,834
132,754
Other liabilities
55
15,404
Total
accrued expenses and other current liabilities
$
201,529
$
276,032
9.
Leases
Information related to the Company’s right-of-use
assets and related lease liabilities are as follows:
Three months ended
(in US$ thousands) March 31, 2026 March 31, 2025
Operating lease costs $
9,180
$
8,317
Cash paid for operating lease liabilities
6,859
5,564
Finance lease costs:
Amortization of right-of-use assets
1,068
133
Interest on lease liabilities
680
38
Total
finance lease costs
$
1,748
$
171
(in US$ thousands)
March 31,
2026
December 31,
2025
Assets
Operating leases:
Operating lease right-of-use assets $
81,480
$
86,481
Finance leases:
Property and equipment
36,954
36,133
Accumulated depreciation
(4,060)
(2,721)
Property and equipment, net
32,894
33,412
Liabilities
Current operating lease obligations
27,205
26,348
Operating lease liabilities, less current portion
61,165
66,493
Total
Operating lease liabilities
88,370
92,841
Current finance lease obligations
8,222
7,952
Finance lease liabilities, less current portion
16,862
17,373
Total
Finance lease liabilities
25,084
25,325
Current lease obligation
35,427
34,300
Non-current lease obligation
78,027
83,866
Total
Lease liability
$
113,454
$
118,166

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
14
March 31,
2026
December 31,
2025
Weighted Average Remaining
Lease Term (Years)
Weighted average remaining lease term – finance
leases
3.0
3.2
Weighted average remaining lease term – operating
leases
3.1
3.3
Weighted Average Discount
Rate
Weighted discount rate – finance lease
10.8%
10.8%
Weighted discount rate – operating lease
9.5%
9.5%
The Company’s
operating
and finance
leases have
remaining
lease terms
of
one year
to
four years
, some
of
which include options to extend the terms where the Company
deems it is reasonably certain the options will be
exercised. Maturities of lease liabilities as at March 31,
2026, are as follows:
(in US$ thousands)
Operating
Lease
Finance
Lease
Year ending
December 31,
2026 $
25,902
$
8,094
2027
32,937
9,158
2028
29,406
8,517
2029
13,461
3,476
Total
lease payments
101,706
29,245
Less imputed interest
(13,336)
(4,161)
Total
lease liability
$
88,370
$
25,084
10.
Interest Bearing Liabilities
The following is a summary of interest-bearing liabilities
as at March 31, 2026:
(in US$ thousands)
March 31, 2026 December 31, 2025
Weighted Average
Interest Rate at
March 31, 2026
Final
Maturity
9.250
% Senior Secured Notes $
400,000
$
400,000
9.99
%
(2)
2029
ABL Facility
278,295
272,115
9
.00%
2030
Loan - Curragh Housing Transaction
24,860
24,748
14.14
%
(2)
2034
Debt issuance costs
(1)
(9,684)
(10,203)
Total
interest bearing liabilities
693,471
686,660
Less: current portion
(1,764)
(1,671)
Non-current interest-bearing liabilities $
691,707
$
684,989
(1)
Relates to debt issuance costs in connection with
the Notes and Curragh Housing Transaction (each as defined
below) loan. Deferred
debt issuance costs incurred in connection with
the establishment of the ABL Facility (as defined
below) have been included within "Other
non-current assets" in the unaudited Condensed Consolidated
Balance Sheets.
(2)
Represents the effective interest rate. The effective interest is higher than the implied interest rate as
it incorporates the effect of debt
issuance costs and discount, where applicable.
9.250% Senior Secured Notes due in 2029
As of
March
31,
2026, the
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
Form 10-Q March 31, 2026
15
The terms
of the
Notes are
governed
by an
indenture,
or the
Indenture,
dated
as of
October
2, 2024,
among
Coronado
Finance
Pty
Ltd,
as
issuer,
or
the
Issuer,
Coronado
Global
Resources
Inc.,
as
guarantor,
the
subsidiaries
of
Coronado
Global
Resources
Inc.
named
therein
as
additional
guarantors(collectively
with
Coronado Global
Resources Inc.,
the Guarantors),
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
or are a
borrower,
under the Company’s
ABL Facility or
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
or collectively,
the ABL
Priority Collateral)
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
100
% of the principal amount
of the Notes to be redeemed
plus accrued and unpaid interest,
if any,
to,
but excluding, the redemption date.
The
Indenture
contains
customary
events
of
default,
including
failure
to
make
required
payments,
failure
to
comply with certain agreements
or covenants, failure to
pay or acceleration of
certain other indebtedness, certain
events of
bankruptcy and
insolvency, and failure to
pay certain
judgments. An
event of
default under
the Indenture
will allow either the
trustee or the holders
of at least
25
% in aggregate principal
amount of the then-outstanding
Notes
to
accelerate,
or
in
certain
cases,
will
automatically
cause
acceleration
of,
the
amounts
due
under
the
Notes.
As of March 31, 2026, the Company was in compliance with all applicable covenants under the Indenture.
The carrying value
of debt issuance
costs, recorded as
a deduction of
the Notes, was
$
8.7
million and $
9.2
million
at March 31, 2026 and December 31, 2025, respectively.
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
with
the
Company
and
the
Borrowers,
the
Obligors,
entered
into
an
asset-based
lending
facility,
or
the
ABL
Facility,
for
an
initial
aggregate
principal
amount
of $
265.0
million
(A$
406.6
million)
with
Global
Loan
Agency
Services Australia
Pty Ltd,
as the
Administrative Agent,
Global Loan
Agency Services
Australia Nominees
Pty
Ltd, as Collateral Agent, and Stanwell Corporation Limited,
or Stanwell, as Lender.
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
As of
March 31,
2026, the
aggregate principal amount
outstanding of
the ABL
Facility was $
278.3
million (A$
406.6
million), including
$
13.3
million of
foreign currency loss
on translation
to U.S.
dollars, being
the functional
currency
of Coronado Finance Pty Ltd.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
16
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
of the Lender
shall, declare all
amounts owing under the
ABL Facility immediately
due and payable, terminate the Lender’s commitment
to make loans under the ABL
Facility and/or exercise any
and all remedies and other rights under the ABL Facility.
In connection with the entry into the ABL
Facility, the Company also entered into amendments to its existing coal supply agreements with Stanwell. Refer to Note 11.
“Stanwell Liabilities” for further information.
The carrying value of
debt issuance costs,
recorded as “Other
non-current assets” in
the Consolidated Balance
Sheets,
was
$
0.9
million
and
$
1.0
million,
as
of
March
31,
2026
and
March
31,
2025,
respectively,
and
is
amortized ratably over the term of the ABL Facility.
Loan – Curragh Housing Transaction
On
May
16,
2024,
the
Company
completed
an
agreement
for
accommodation
services
and
the
sale
and
leaseback
of
housing
and
accommodation
assets
with
a
regional
infrastructure
and
accommodation
service
provider, or collectively, the Curragh
Housing Transaction. Refer
to Note
12. “Other
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
The carrying value of the
loan, net of issuance costs of
$
1.0
million, was $
23.8
million as of March 31, 2026,
$
1.8
million of which is classified as a current liability.
11.
Stanwell Liabilities
(in US$ thousands) March 31, 2026
December 31,
2025
Stanwell Reserved Area deferred consideration $
365,493
$
346,768
Stanwell Prepaid coal supply liability
171,638
155,027
Stanwell Prepayment and deferred payment
25,830
—
$
562,961
$
501,795

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
17
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
of 2027. The accretion
of the deferred consideration liability is recognized within “Interest expense, net” in the Condensed Consolidated
Statements
of
Operations
and
Comprehensive
Income.
The
right-to-mine-asset
is
amortized
over
the
coal
reserves mined from the SRA.
Stanwell – Prepaid Coal Supply Liability
On June 10, 2025, the Company and
Stanwell entered into a deed of amendment
,
or the First Amendment, and
amended the
New Coal
Supply Agreement
dated July
12, 2019,
or the
NCSA, and
the Amended
Coal Supply
Agreement,
or
the
ACSA,
whereby
Stanwell
provided
near-term
liquidity
to
the
Company
in
exchange
for
the
supply of additional tonnage of thermal coal under the
NCSA.
The First Amendment
included a prepayment
for thermal coal
and a rebate waiver
and deferral from
April 2025
to December
2025, both
of which
will be settled
through reduction
of the gross
proceeds to
be received
on the
physical delivery of thermal coal to Stanwell,
expected to commence in the first
half of 2027, or the
NCSA Supply
Commencement Date, of
up to
0.8
MMt per annum
over
five years
, or until
such time that
the obligation is
fully
settled. This prepaid coal supply liability bears interest
at
13
% per annum.
As of March
31, 2026, the
carrying value of
the Stanwell
prepaid coal supply
liability,
including the prepayment
and the rebate waiver and deferral liability,
was $
171.6
million (A$
250.7
million).
For the
three months
ended March
31, 2026,
the Company
recognized interest
expense of
$
5.2
million (A$
7.5
million) related to the financing component of the prepaid
coal supply liability.
Prepayment and Deferred Payment Balance
On November 27,
2025, the Company
and Stanwell entered
into a second
deed of amendment,
or the Second
Amendment Deed,
that, among other matters, amended the terms of the ACSA
and the NCSA, by providing for:
●
a waiver of
rebate amounts
otherwise payable by
the Company under
the ACSA from
January 1, 2026
until the
final delivery date,
being the
day before the
NCSA Supply Commencement Date
(refer to
change
of control provisions in relation to waiver discussed below)
;
●
a deferral of the Company’s obligations
to deliver certain values of coal to Stanwell for
prepaid amounts
under the First
Amendment and
amounts to
which Stanwell
is otherwise
entitled in
relation to
the SRA
deferred consideration, or the Deferred Amounts;
●
prepayments
by
Stanwell
to
the
Company
in
relation
to
its future
annual
nominated
contract
tonnage
under the
ACSA and the
NCSA equal to
the difference between
the current contracted
prices under these
arrangements and an
agreed, fixed price
roughly equivalent
to market prices
at the time
of the Second
Amendment
Deed,
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
18
The
value
of
the
ACSA
Prepayments,
NCSA
Prepayments
and
Deferred
Amounts,
or
the
Prepayment
and
Deferred Payment
Balance, will
be settled
through delivery
of coal
to Stanwell
during the
term of
the NCSA
in
months when
the Company’s
liquidity exceeds
$
300.0
million. In
addition, the
Company may
from time
to time
make
additional
payments
to
reduce
the
Prepayment
and
Deferred
Payment
Balance,
including
when
the
Company makes permitted distributions to
shareholders. Where the Prepayment and
Deferred Payment Balance
remains outstanding
after the
final delivery
date pursuant
to the
NCSA (December
31, 2043),
the outstanding
balance will be settled in
cash in months when
the Company’s liquidity exceeds
$
300.0
million until the balance
is fully repaid.
The
Prepayment
and
Deferred
Payment
Balance
is
classified
as
a
financial
liability.
The
liability
is
initially
measured
at
the
amount
of
proceeds
received
from
Stanwell
and
bears
an
interest
at
7.5
%
per
annum.
The
contractual interest rate of
7.5
% is deemed consistent
with a market rate
at inception after considering
the overall
terms, security and settlement features of the
arrangement and, accordingly, the proceeds received approximate fair value at
inception. Interest accrues at
7.5
% per annum
on the outstanding balance
using the effective interest
rate method and
is recognized as
“interest expense,
net” in the
unaudited Condensed
Consolidated Statement
of Operations and Comprehensive Income.
During the term
of the NCSA, the
total Prepayment and
Deferred Payment Balance,
including accrued interest,
is capped at
120
% of the
aggregate outstanding
principal balance.
After the final
delivery date under
the terms
of the NCSA, which
is scheduled for December 31,
2043, interest continues to accrue
at
7.5
% per annum without
a cap until the balance is fully repaid.
The interest cap represents assistance provided by Stanwell, a Queensland Government-owned corporation. As such, the Company accounts
for the interest cap as government
assistance under its accounting
policy election
based on analogy to other accounting standard frameworks and consistent with expected future changes to U.S.
GAAP.
No benefit is recognized unless and until the interest
cap is reached.
At
the
end
of
each
reporting
period,
management
assesses
whether
the
Company’s
liquidity
is
expected
to
exceed $
300.0
million within the next 12 months
and classifies the portion of the balance
expected to be settled
within that period as current liability.
As of March 31,
2026, the carrying amount, including
accrued interest, of the Prepayment
and Deferred Payment
Balance was $
25.8
million and classified
as non-current liability. No government
assistance income was
recorded
during the three months period ended March 31, 2026,
as the interest cap mechanism was not triggered.
The
Second
Amendment
Deed
also
includes
restrictions
on
the
Company’s
ability
to
pay
distributions
to
shareholders (e.g., dividends)
.
These restrictions require
that the Company
maintains a minimum
cash liquidity
of
$
300.0
million
following
payment
of
such
distribution,
the
repurchase
of
any
Notes
in
connection
with
the
distribution, and the
payment to
Stanwell of an
equal or greater
amount (up to
a maximum of
three times)
than
the distribution to reduce the Prepayment and Deferred
Payment Balance.
The
ACSA
and
the
NCSA
are
secured
by
mortgages
registered
over
the
Curragh
mine
tenements,
or
the
Tenement Lien, at the Queensland Government
level and a
third-priority lien on
substantially all of
the Company's
assets. The Tenement
Lien operates independently of, and is not subordinated to, the Company's other secured debt obligations, and
no third party
may acquire the
Curragh mine tenements
without simultaneously assuming
the coal supply obligations to Stanwell.
The Prepayment and Deferred Payment Balance may become repayable if there is an unremedied default under
the ACSA or NCSA.
If a change
of control of
the Company
is proposed within
two years
of November 27,
2025, the Company
must
obtain Stanwell’s
consent and,
before the
change of
control occurs,
pay Stanwell
the waived
rebate amounts,
together with contractual interest from the
dates such amounts would otherwise have
been payable. Additionally,
if
an
entity
that
controlled
the
Company
as at
November
27,
2025 ceases
to
control
the
Company
by way
of
disposal of an interest in the Company of
20
% or more without Stanwell’s consent within
two years
of November
27, 2025, then the
Company must immediately
pay Stanwell the waived
rebate amounts, together
with interest.
As of March 31, 2026, cumulative
rebate amounts of $
23.6
million would have been payable
absent the waiver.
No liability was recognized as of March 31,
2026 in respect of the waived rebate amounts because
the Company
had not been
required to seek Stanwell’s consent
in connection with any
proposed change or cessation
of control
as of that date.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
19
12. Other Financial Liabilities
The following is a summary of other financial liabilities
as at March 31, 2026:
(in US$ thousands)
March 31, 2026
December 31,
2025
Collateralized financial liabilities - Curragh Housing Transaction $
21,292
$
21,195
Derivative liability (refer to Note 15. "Derivatives and Fair Value
Measurement")
60
—
Debt issuance costs
(868)
(883)
Total
other financial liabilities
20,484
20,312
Less: current portion
(1,571)
(1,424)
Non-current other financial liabilities $
18,913
$
18,888
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
Transaction
were recognized
as “Other
Financial Liabilities”
on the Company’s
unaudited
Condensed Consolidated Balance
Sheets. The term
of the financing
arrangement is
ten years
with an effective
interest rate
of
14.14
%.
This
liability
will
be settled
in
equal monthly
payments
as
part of
the
accommodation
services arrangement.
In connection with the
Curragh Housing Transaction,
the Company has granted the
counterparty mortgages over
certain
leasehold
and
freehold
land.
The
counterparty’s
rights
are
subject
to
a
priority
deed
in
favor
of
the
Company’s senior secured parties including,
but not limited to, holders of the Notes.
The carrying
value of this
financial liability,
net of
issuance costs
of $
0.9
million, was
$
20.4
million as
at March
31, 2026, $
1.5
million of which is classified as a current liability.
13.
Income Taxes
For the
three months
ended March
31, 2026,
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
The Company’s 2026 estimated annual
effective tax rate is
3.5
%. This rate is impacted by
inclusion of a current
year valuation
allowance relating
to both
the Australia
and the U.S.
operations. Accordingly,
the Company
had
an income
tax benefit
of $
11.5
million based
on a
loss before
tax of
$
330.1
million for
the three
months ended
March 31, 2026, which includes discrete expense of $
0.4
million.
The Company
had
an income
tax
benefit of
$
37.8
million based
on a
loss
before tax
of $
134.0
million
for the
three months ended March 31, 2025.
The Company utilizes the
“more likely than not”
standard in recognizing
a tax benefit in
its financial statements.
For the three months ended
March 31, 2026, the Company
had
no
new unrecognized tax benefits included in
tax
expense. If accrual
for interest or
penalties is required,
it is the
Company’s policy to include
these as a
component
of income tax
expense. The Company continues
to carry an unrecognized
tax benefit of $
19.3
million as at March
31, 2026 and December 31, 2025.
The Company is
subject to taxation
in the
U.S. and its
various states, as
well as Australia
and its
various localities.
In the
U.S.
and
Australia, the
first tax
return
was
lodged for
the
year
ended December
31,
2018. In
the U.S.,
companies are subject to
open tax audits for
a period of three years
at the federal level
and five years at
the state
level.
In
Australia,
companies
are
subject
to
open
tax
audits
for
a
period
of
four
years
from
the
date
of
assessment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
20
14.
Loss per Share
Basic loss per share of common stock is
computed by dividing net loss attributable to the Company stockholders for the period by the weighted-average number
of shares of common stock outstanding during
the same period.
Diluted
loss
per
share
of
common
stock
is
computed
by
dividing
net
loss
attributable
to
the
Company
by
the
weighted-average number
of shares
of common
stock outstanding
adjusted to
give effect
to potentially
dilutive
securities.
Basic and diluted loss per share were calculated as
follows (in thousands, except per share data):
Three months ended
March 31,
(in US$ thousands, except per share data) 2026 2025
Numerator:
Net loss attributable to Company stockholders
$
(318,590)
$
(96,198)
Denominator (in thousands):
Weighted average shares of common stock
outstanding
167,645
167,645
Weighted average diluted shares of common stock
outstanding
167,645
167,645
Loss Per Share (US$):
Basic
(1.90)
(0.57)
Diluted
(1.90)
(0.57)
The Company’s common stock is publicly traded on
the ASX in the form of CDIs, convertible at the option of
the holders into shares of the Company’s common
stock on a
10
-for-1 basis.
15.
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
three
months
ended
March
31,
2026,
the
Company entered into forward foreign currency contracts to hedge its foreign exchange exposure on a portion of
the US$ denominated coal sales revenue at its Australian Operations, whose functional currency is A$.
The aggregate
notional amount
of the
outstanding forward
foreign currency
derivative contracts
designated as
cash flow
hedges was
$
30.0
million as
at March
31, 2026,
with maturity
dates varying
from April
2026 to
June
2026. Given the forward foreign currency contracts were designated as cash flow hedges, the unrealized loss of
$
0.1
million
was
recognized
in
“Accumulated
other
comprehensive
loss”
at
March
31,
2026
in
the
unaudited
Condensed
Consolidated
Balance
Sheet,
and
will
be
reclassified
into
“Coal
revenues”
in
the
Condensed
Consolidated
Statements
of
Operations
and
Comprehensive
Income
in
the
period
in
which
the
hedged
transaction
impacts
income,
expected
to
be
within
the
next
3
months.
Refer
to
Note
16.
“Accumulated
Other
Comprehensive Losses.”
As of March 31,
2026, the Company recognized
a derivative liability
of $
0.1
million in respect of
forward foreign
currency contracts
unrealized loss,
classified within
“
Other Financial Liabilities
”. As
of December
31, 2025,
the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
21
Company recognized a derivative
asset of $
2.5
million in respect of
forward foreign currency contracts
unrealized
gain, classified within “ Other assets ”.
The following table presents the details of outstanding
foreign currency contracts:
March 31, 2026 December 31, 2025
Notional
amount
(thousands)
Unit of
measure
Varying
maturity
dates
Notional
amount
(thousands)
Unit of
measure
Varying
maturity
dates
Designated forward foreign
currency contracts
30,000
US$
April 2026
-
June 2026
80,000
US$
January
2026-
March
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
Financial Instruments Measured on a Recurring Basis
As of
March 31,
2026 and
December 31,
2025, the
Company’s forward foreign
currency contracts, a
net derivative
liability
of
$
0.1
million
and
derivative
asset
of
$
2.5
million,
respectively,
were
required
to
be
measured
at
fair
value on a
recurring basis
based on
a valuation
that is
corroborated by
the use
of market-based
pricing (Level
2).
Financial Instruments Measured on a Nonrecurring
Basis
Other than the estimated
fair value of the assets
described in Note 4. “Impairment
of assets”, which are
Level 3
fair value, there were
no
other assets and liabilities that
were measured at fair value
on a nonrecurring basis
as
of March 31, 2026, and December 31, 2025.
Other Financial Instruments
The following methods and assumptions were used to estimate the fair value of other financial instruments as of
March 31, 2026 and December 31, 2025:
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
Form 10-Q March 31, 2026
22
●
Interest bearing liabilities: The
Company’s outstanding interest-bearing liabilities are carried at amortized
cost. As of March 31, 2026, the
fair value of the amounts drawn under the ABL
Facility approximated
the
carrying value reported
in the consolidated
balance sheets. The
estimated fair value
of the Notes
as of
March 31, 2026
was approximately
$
362.6
million based upon
quoted market prices
in a market
that is
not considered active (Level 2). The
estimated fair value of the
Curragh Housing loan was $
25.6
million
based upon unobservable inputs (Level 3).
16.
Accumulated Other Comprehensive Losses
The Company’s Accumulated Other Comprehensive Losses consisted of foreign currency translation adjustment
for subsidiaries for
which the functional currency
is different than
the Company’s functional currency in
U.S. dollar
and net
unrealized gains
(losses) on
forward foreign
currency contracts
designated as
cash flow
hedges as
of
March 31, 2026, as follow:
(in US$ thousands)
Foreign
currency
translation
adjustments
Net unrealized
gain on cash
flow hedge -
forward foreign
currency
contracts Total
Balance at December 31, 2025 $
(122,923)
2,479
$
(120,444)
Net current-period other comprehensive losses:
(Loss) gain in other comprehensive income before
reclassifications
(6,765)
2,711
(4,054)
Gain on long-term intra-entity foreign currency transactions
8,676
—
8,676
Gain reclassified from accumulated other comprehensive
losses
—
(5,250)
(5,250)
Total
net current-period other comprehensive losses
1,911
(2,539)
(628)
Balance at March 31, 2026 $
(121,012)
(60)
$
(121,072)
17.
Commitments
(a)
Mineral Leases
The
Company
leases
mineral
interests
and
surface
rights
from
land
owners
under
various
terms
and
royalty
rates. The future
minimum royalties
and lease
rental payments
under these
leases as
of March
31, 2026
were
as follows:
(in US$ thousands) Amount
Year ending
December 31,
2026 $
3,492
2027
3,893
2028
3,861
2029
3,854
2030
7,371
Thereafter
19,526
Total $
41,997
Mineral leases are not
in scope of ASC
842 and continue to
be accounted for
under the guidance in
ASC 932,
Extractive Activities – Mining.
(b)
Other commitments
As of March 31, 2026, purchase commitments for capital expenditures were $
5.8
million, all of which is obligated
within the next twelve months.
In Australia, the
Company has generally
secured the ability
to transport coal
through rail contracts
and coal export
terminal contracts that are primarily funded
through take-or-pay arrangements with terms ranging up to
12 years
.
In the U.S., the Company
typically negotiates its rail
and coal terminal access
on an annual basis.
As of March
31,
2026,
these
Australian
and
U.S.
commitments
under
take-or-pay
arrangements
totaled
$
595.0
million,
of
which
the Company is obliged to pay approximately $
101.8
million within the next twelve months.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Coronado Global Resources Inc.
Form 10-Q March 31, 2026
23
18.
Contingencies
Surety bond, letters of credit and bank guarantees
In the
normal course
of business,
the Company
is a
party to
certain guarantees
and financial
instruments with
off-balance sheet risk, such as bank
guarantees, letters of credit and performance
or surety bonds.
No
liabilities
related
to
these
arrangements
are
reflected
in
the
Company’s
unaudited
Condensed
Consolidated
Balance
Sheets. Management does
not expect any
material losses to
result from these
guarantees or off-balance
sheet
financial instruments.
For
the U.S.
Operations,
in
order to
provide
the required
financial
assurance
for post
mining
reclamation,
the
Company generally uses
surety bonds. The
Company uses surety
bonds and bank
letters of credit
to collateralize
certain other obligations
including contractual obligations
under workers’ compensation
insurance. As of
March
31, 2026, the
Company had
outstanding surety
bonds and
bank guarantees
of $
20.0
million and
$
10.0
million,
respectively.
For the
Australian Operations,
as at
March 31,
2026, the
Company had
bank guarantees
outstanding of
$
36.6
million, primarily in respect of certain rail and port take-or-pay arrangements of the Company.
As
of
March
31,
2026,
the
Company
in
aggregate
had
total
outstanding
bank
guarantees
of
$
46.6
million
to
secure its obligations and commitments.
Future regulatory changes relating to
these obligations or deterioration of
the Company’s credit risk
rating could
result in increased obligations, additional costs or additional collateral requirements.
Restricted deposits – cash collateral
As required by
certain agreements, the
Company had total
cash collateral in
the form of
deposits of $
144.4
million
and $
141.7
million as of March 31, 2026 and
December 31, 2025, respectively,
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
is a
party to
legal proceedings
in the
ordinary course
of business
in Australia
and the
U.S.
Based on
current information,
the Company
believes that
all pending
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
Form 10-Q March 31, 2026
24
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
To the Stockholders
and Board of Directors of Coronado Global Resources
Inc.
Results of Review of Interim Financial Statements
We
have
reviewed
the
accompanying
condensed
consolidated
balance sheet
of
Coronado
Global
Resources
Inc.
(the
Company)
as
of
March
31,
2026,
the
related
condensed
consolidated
statements
of
operations
and
comprehensive
income,
stockholders’
equity
and cash
flows
for the
three
months
ended
March
31, 2026
and
2025 and the
related notes (collectively referred
to as the
“condensed consolidated interim financial
statements”).
Based on
our reviews,
we are
not aware
of any
material modifications
that should
be made
to the
condensed
consolidated interim
financial statements
for them
to be
in conformity
with U.S.
generally accepted
accounting
principles.
We
have
previously
audited,
in
accordance
with
the
standards
of
the
Public
Company
Accounting
Oversight
Board (United States) (PCAOB), the
consolidated balance sheet of the Company
as of December 31, 2025, the
related consolidated statements
of operations
and comprehensive
income, stockholders'
equity and cash
flows
for the year then ended, and the related notes (not presented herein), and in our report dated March 3, 2026, we expressed an unqualified
audit opinion on
those consolidated financial statements. In
our opinion, the
information
set forth in the accompanying
condensed consolidated balance
sheet as of December
31, 2025, is fairly stated,
in all material respects, in relation to the consolidated
balance sheet from which it has been derived.
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
May 11, 2026

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
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
on
Form 10-Q
should
be
read
in
conjunction
with
the
Consolidated
Financial
Statements
for
year
ended
December 31,
2025
included
in
Coronado
Global
Resources
Inc.’s
Annual
Report
on
Form 10-K
for
the
year
ended December 31, 2025, filed with the SEC and the
ASX on March 3, 2026.
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
pressures,
geopolitical conflicts or otherwise;
●
the prices we receive for our coal;
●
our ability to generate sufficient cash to service
our indebtedness and other obligations;
●
our
ability
to
provide
appropriate
financial
assurances
for
our
obligations
under
applicable
laws
and
regulations, including our ability
to provide applicable
surety of Curragh’s Estimated
Rehabilitation Cost
under the Financial Provisioning Scheme;
●
risks
unique
to
international
mining
and
trading
operations,
including
any
changes
in
tariffs
or
tariff
policies and other barriers to trade;
●
uncertainty
in
global
economic
conditions,
including
the
extent,
duration
and
impact
of
ongoing
civil
unrest and wars,
as well as
risks related to
government actions with
respect to trade
agreements, treaties
or policies;
●
the extensive forms of
taxation to which our
mining operations are subject,
and future tax regulations
and
developments;

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
26
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
●
risks inherent to mining operations, such as adverse weather conditions, which could impact the amount of coal produced, cause delays
in or suspension of coal deliveries, or
increase the cost of operating our
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
●
the risk that we may not recover our investments in our mining, exploration and other assets, which may require us to recognize or continue to recognize impairment
charges related to those assets;
●
risks related to divestitures and acquisitions;
●
the risk that diversity in interpretation and application of accounting principles in the mining industry may impact our reported financial results; and

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
27
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
31, 2025,
filed with
the
SEC and
ASX on
March
3, 2026,
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
revenues divided by Met coal
sales volume;
(v) average segment
mining cash
costs per
Mt produced,
which we
define as
mining cash
costs
divided by
saleable
production
for
the respective
segment;
(vi) average
segment
operating
costs
per Mt
sold,
which we define
as segment operating
costs divided by
sales volumes for
the respective segment;
and (vii) net
cash (or
net debt),
which we
define as
cash and
cash equivalents
(excluding restricted
cash) less
outstanding
aggregate principal amount of the Notes and other interest
-bearing liabilities.
In the current period, management
revised the metric in item
(v) above from average
segment mining costs
per
Mt sold (previously defined
as mining costs divided by
sales volumes, excluding non-produced
coal) to average
segment mining
cash costs
per Mt
produced (defined
as mining
cash costs
divided by
saleable production
for
the
respective
segment).
This
change
adjusts
the
cost
base
to
exclude
noncash
costs,
including
inventory
movements, divided by saleable
production, which we believe
directly aligns costs with
the period in which they
are incurred. Management believes the
revised metric provides a more
meaningful and comparable measure
of
segment operating efficiency and consistent with
how costs are assessed.
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
Form 10-Q March 31, 2026
28
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
Mining cash
costs, a
non-GAAP measure,
is based
on reported
cost of
coal revenues,
which is
shown on
our
statement of operations
and comprehensive income
exclusive of inventory
movements, freight expense,
Stanwell
rebate,
other
royalties,
depreciation,
depletion
and
amortization,
and
selling,
general
and
administrative
expenses,
adjusted
for other
items that
do not
relate
directly to
the
costs
incurred
to produce
coal at
a mine.
Mining cash
costs exclude these
cost components as
our CODM
does not
view these costs
as directly
attributable
to
the
production
of
coal.
Mining
cash
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
industry.
About Coronado Global Resources Inc.
We
are
a
producer,
global
marketer
and
exporter
of
high-quality
Met
coal
products.
We
own
a
portfolio
of
operating mines and development
projects in Queensland, Australia,
and in the states of
Virginia, West Virginia
and Pennsylvania in the United States.
Our Australian
Operations
comprise the
100%-owned
Curragh producing
mine complex.
Our U.S.
Operations
comprise a 100%-owned producing mine complex (Buchanan),
a 100%-owned idled mine complex (Logan) and
a development property
(Mon Valley).
In addition to Met coal, our Australian
Operations sell thermal coal, which
is used to generate
electricity,
domestically to Stanwell
and in the export
market. Our U.S.
Operations primarily
focus
on
the
production
of
Met
coal
for
the
North
American
domestic
and
seaborne
export
markets
and
also
produce and sell some thermal coal that is extracted in
the process of mining Met coal.
Overview
During the three months ended March 31, 2026, Coronado navigated through significant operational headwinds, including (1)
temporary suspension
of our
Mammoth underground
operations,
or Mammoth,
following a
safety
incident in January
2026 with phased resumption
of mining commencing
in mid-February 2026,
(2) progressive
curtailment and subsequent
idling of our Logan
operations in response to
sustained weakness in the
U.S. high-
vol
coal
markets,
with
mining
sections
shutdown
in
stages
through
the
first
quarter
of
2026
and
the
complex
transitioning to
idle status
by late
March, (3)
significant wet
weather events
at the
Curragh North
mine in
our
Australian
Operations
which
caused
flooding
of key
pit areas,
restricted
mine
access,
caused damage
to
key
infrastructure
and
reduced
coal availability
across
the Curragh
mine complex,
(4)
the strengthening
of the
A$
compared to the
US$, resulting in
higher operating costs at
our Australian Operations, and
(5) higher freight
costs
on sales
from our
U.S. Operations,
primarily driven
by a
higher proportion
of sales
under Cost
and Freight,
or
CFR, terms compared to FOB terms in the prior year period, combined with higher rail and ocean freight rates.
As a result, our saleable production for the three months ended March
31, 2026, of 3.0 MMt, was 0.5 MMt lower
compared to the
three months ended
March 31, 2025.
Despite lower saleable
production, sales volumes
of 3.5
MMt were
0.1 MMt
higher than
the three
months
ended March
31, 2025,
primarily
driven by
the drawdown
of
available saleable inventory built at the end of December 2025 from shipment delays and logistical constraints.
Met coal sales represented 71.4% of our total volume of coal sold and 88.7% of total coal revenues for the three months ended March 31,
2026 compared to 80.9%
and 98.3%, respectively,
for the three months
ended March
31, 2025.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
29
Coking
coal
index
prices
were
stronger
during
the
three
months
ended
March
31,
2026,
supported
by
tight
seaborne
supply
and
improved
restocking
demand
from
key
Asian steelmakers.
Adverse
weather
conditions,
including
heavy
rains
and
flooding,
during
the
first
quarter
of
2026,
significantly
disrupted
mining
operations
across key producing
regions, notably in
Queensland, where key
producers declared force
majeure on shipments
or faced
weather and
safety-related production
constraints. These
supply-side dynamics
contributed to
a more
favorable pricing environment for premium Met coal, with the Australian Premium Low Volatile Hard Coking Coal index, or AUS PLV
HCC, reaching a quarterly
peak of $252.0
per Mt sold early
February and averaging $234.7
per Mt during the three months ended March 31,
2026, $34.5 per Mt higher than the prior
quarter and $49.6 per
Mt higher than the
three months ended
March 31, 2025. Looking
ahead, the premium
Met coal market appears
reasonably supported, with demand from key Asian steelmakers and constrained seaborne supply continuing to
provide a
constructive backdrop,
although pricing
may remain
volatile and
subject to
weather,
trade flows
and
broader steel market conditions.
Coal revenues
were
$460.5
million
for
the
three
months
ended
March
31,
2026,
an
increase
of
$19.0
million
compared to
the same
period in
2025. The
increase was
primarily driven
by higher
average realized
Met coal
prices, which were $14.0 per Mt higher compared to the three months ended March 31, 2025.
Mining cash costs for the three months
ended March 31, 2026, were $44.1
million higher compared to the three
months ended March
31, 2025.
The increase in
mining cash costs
was primarily attributed
to higher subcontractor
costs,
due
to
Mammoth
ramp-up
production
and
higher
overburden
removal,
repairs
and
maintenance
costs,
resulting
from
the
damage
to
key
infrastructure,
and
an
unfavorable
foreign
exchange
rate
of
A$/US$
$0.69
compared
to
$0.63
during
the
three
months
ended
March
31,
2025.
These
increases
were
partially
offset
by
lower mining cash costs
at our U.S. Operations
due to the curtailment
and subsequent idling of
the Logan mine
complex.
In
response
to
the
challenging
operating
environment,
management
has
identified
and
commenced
implementation
of
cost
reduction
initiatives
at
our
Australian
Operations
targeting
improvements
in
contractor
management, procurement
practices, and
operational efficiency.
In addition,
Coronado continues
to undertake
initiatives to enhance liquidity and reduce operating and
capital costs across the Company.
Liquidity and Going Concern
Coronado had available liquidity,
in the form of cash and cash equivalents (excluding
restricted cash), of $120.8
million as of March 31, 2026. As of March 31, 2026, Coronado had $703.2 million aggregate principal amount of
interest-bearing liabilities outstanding and
cash and cash
equivalents (excluding restricted cash)
of $120.8 million
resulting in net debt of $582.4 million.
With
respect
to
the
Company’s
financial
position,
we
concluded
that
the
Company’s
current
cash
and
cash
equivalents and forecasted cash
flows will be
sufficient to fund its
operations and satisfy its
obligations for at least
one year from the issuance of this Quarterly Report on
Form 10-Q.
Safety
For our
Australian Operations, the
twelve-month rolling average Total Reportable Injury Frequency
Rate at March
31, 2026,
was 4.08,
compared to
a rate
of 3.62
at the
end of
December 31,
2025. At
our
U.S. Operations,
the
twelve-month rolling average Total
Reportable Incident Rate at March 31, 2026, was 2.49, compared to a rate of
2.30 at the end of December 31, 2025.
The health
and
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
statements.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
30
Three Months Ended March 31, 2026 Compared to
Three Months Ended March 31, 2025
Summary
The financial and operational results for the three months
ended March 31, 2026 included:
●
Net loss
before tax
for the
three months
ended March
31, 2026,
of $330.1
million
was
$196.1
million
higher compared to a
net loss of $134.0
million for the three months
ended March 31, 2025,
which was
primarily driven by higher operating costs and impairment
charge partially offset by higher revenues.
●
Average realized Met price per Mt sold of
$165.3 for the three months ended March
31, 2026, was $14.0
per
Mt
sold
higher
compared
to
$151.3
per
Mt
sold
for
the
same
period
in
2025,
reflecting
stronger
seaborne metallurgical coal pricing, supported by tighter
supply conditions during the quarter.
●
Sales
volume
of
3.5
MMt
for
the
three
months
ended
March
31,
2026
was
0.1
MMt
higher
than
the
comparable period in 2025, despite saleable production being
0.5 MMt lower. Lower saleable production
was, primarily
driven by
the temporary
suspension of
our Mammoth
underground
operations, adverse
weather impacting
coal production
and damage
to key
infrastructure at
our Australian
Operations, and
curtailed operations at Logan in our U.S. Operations.
●
Adjusted EBITDA
loss of
$89.4 million
for the
three months
ended March
31, 2026,
was $16.5
million
higher compared to an Adjusted EBITDA loss of $72.8 million for the same period in 2025. This was due
to higher
operating costs,
resulting from
higher subcontractor
and maintenance
costs and
unfavorable
foreign
exchange
currency
translation
of
our
Australian
Operations,
partially
offset
by
higher
coal
revenues.
●
As of
March 31, 2026,
the Company had
net debt
of $582.4 million,
consisting of $703.2
million aggregate
principal
amount
of
interest-bearing
liabilities
outstanding
less
cash
and
cash
equivalents
(excluding
restricted cash) of $120.8 million.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
31
Three months ended
March 31,
2026 2025 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 460,491 $ 441,451 $ 19,040
4.3%
Other revenues 6,701 7,797 (1,096)
(14.1)%
Total
revenues
467,192 449,248 17,944
4.0%
Costs and expenses:
Cost of coal revenues (exclusive of items
shown separately below) 443,902 390,291 53,611
13.7%
Depreciation, depletion and amortization 43,337 40,521 2,816
6.9%
Freight expenses 85,723 60,188 25,535
42.4%
Stanwell rebate — 21,853 (21,853)
(100.0)%
Other royalties 30,348 41,353 (11,005)
(26.6)%
Selling, general, and administrative expenses
4,630 8,333 (3,703)
(44.4)%
Total
costs and expenses
607,940 562,539 45,401
8.1%
Other income (expenses):
Interest expense, net (33,752) (17,898) (15,854)
88.6%
Impairment of assets (159,755) — (159,755)
100.0%
Decrease (increase) in provision for
credit losses 127 (630) 757
(120.2)%
Other, net 4,006 (2,213) 6,219
(281.0)%
Total
other expenses, net
(189,374) (20,741) (168,633)
813.0%
Net loss before tax (330,122) (134,032) (196,090)
146.3%
Income tax benefit 11,532 37,834 (26,302)
(69.5)%
Net loss attributable to Coronado Global
Resources, Inc. $ (318,590) $ (96,198) $ (222,392)
231.2%
Coal Revenues
Coal revenues
were $460.5
million for
the three
months ended
March
31, 2026,
an increase
of $19.0
million,
compared to $441.5 million for the three months ended March 31,
2025. This increase was primarily attributable
to
higher
average
realized
Met
coal
prices,
reflecting
improved
restock
demand
from
key
Asian
steelmakers
combined with tighter
supply resulting from
adverse weather conditions
in Australia, partially
offset by the sales
mix
being
weighted
towards
lower-priced
higher
thermal
coal
sales
volumes
compared
to
the
same
period
in
2025, particularly at our Australia Operations.
Cost of Coal Revenues (Exclusive of Items Shown
Separately Below)
Cost of coal
revenues consists
of costs
related to produced
tons sold,
along with
changes in
both the volumes
and carrying values of coal inventory. Cost of coal revenues includes items such as direct operating costs, which
includes employee-related costs,
materials and
supplies, contractor services,
coal handling
and preparation costs
and production taxes.
Total
cost
of coal
revenues
was
$443.9
million
for the
three
months
ended
March
31,
2026, $53.6
million,
or
13.7% higher, compared to
$390.3 million for the three months ended March 31,
2025.
Cost
of
coal
revenues
for
our
Australian
Operations
for
the
three
months
ended
March
31,
2026,
was
$45.9
million higher compared
to the same
period in 2025,
primarily driven by
higher subcontractor costs, higher
repairs
and maintenance costs resulting from damage to key infrastructure (overland conveyor belt) and an unfavorable average foreign
exchange rates
on translation
of the
Australian Operations
for the
three months
ended March
31, 2026, of A$/US$ $0.69 compared to $0.63 for the same
period in 2025.
Cost of coal
revenues for our U.S.
Operations for the three
months ended March 31,
2026, was $7.8 million
lower
compared to the three
months ended March
31, 2025, primarily due
higher project costs
from production timing
changes
at
Buchanan
partially
offset
by
lower
labor
costs
and
other
associated
costs
from
the
production
curtailment and subsequent idling of our Logan operations
.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
32
Freight Expenses
Freight expenses
relate to
costs associated
with rail
and port
providers, including
take-or-pay commitments
at
our Australian Operations,
and demurrage costs.
Freight expenses
were $85.7 million
for the three
months ended
March 31, 2026,
an increase
of $25.5 million,
compared to
$60.2 million for
the same
period in 2025.
Our U.S.
Operations contributed $24.5
million of the increase,
driven by higher rail
and ocean freight charges
and higher
coal sales under CFR terms compared to the three months
ended March 31, 2025.
Stanwell Rebate
The Stanwell rebate was waived
from January 1, 2026 in connection with the Second
Amendment Deed.
Other Royalties
Other
royalties
were
$30.3
million
in
the
three
months
ended
March
31,
2026,
a
decrease
of
$11.0
million
compared to
$41.4 million
for the
three
months
ended March
31,
2025, driven
by lower
export coal
revenues
partially offset by an unfavorable average foreign
exchange rate on translation of our Australian Operations.
Interest expense, net
Interest expense, net was $33.8 million for the three months ended March 31, 2026, an increase of $15.8 million compared
to
$17.9
million
for
the
three
months
ended
March
31,
2025.
The
increase
was
driven
by
higher
average
indebtedness,
due
to
additional
borrowings
under
the
ABL
Facility,
and
coal
prepayment
facility
combined with lower interest income on cash equivalents and restricted deposits during the three months ended
March 31, 2026, compared to the same period in 2025.
Impairment of Assets
During the
three months
ended March
31, 2026,
in response
to sustained
weakness
in the
U.S. High-vol
coal
markets, the Company curtailed and
subsequently idled operations at Logan complex
within our Company’s U.S.
Operations.
The
idling
represented
a
triggering
event
under
ASC
360,
requiring
the
Company
to
assess
the
recoverability of
the relevant
asset groups.
The Company
determined that
the estimated
undiscounted pre-tax
future cash flows of the asset group
did not exceed its’ carrying value.
Accordingly,
the Company measured the
fair
value
of
the
asset
group
and
recorded
an
impairment
charge
of
$159.8
million
against
long-lived
assets,
including property,
plant and equipment
to write down
the carrying value
of the asset
group to its
estimated fair
value.
Other, net
Other,
net was
a gain
of $4.0
million for
the three
months ended
March 31,
2026, an
increase of
$6.2 million,
compared to a loss of $2.2
million for the three months ended
March 31, 2025. The increase was
attributable to
$9.3
million
reversal
of
Stanwell
rebate
accrual
on
export
coal
sales
for
which
cash
was
collected
in
the
first
quarter of
2026 and
formed part
of the
Stanwell rebate
waiver applicable
from January
1, 2026,
in connection
with the Second
Amendment Deed.
This increase
was partially
offset by
higher foreign
exchange losses
in the
translation of
short-term inter-entity
balances between
certain entities
within the
group that
are denominated
in
currencies other than their respective functional currencies.
Income Tax Benefit
Income tax
benefit was
$11.5
million for
the three
months ended
March 31,
2026, a
decrease of
$26.3 million
compared to an income tax benefit of $37.8 million for the three months ended March 31, 2025. The decrease in income tax expense was
the result of an
effective tax rate
of 3.5% for the
three months ended
March 31, 2026,
compared to an effective tax rate of 28.2% for the
three months ended March 31, 2025.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
33
Supplemental Segment Financial Data
Three Months Ended March 31, 2026 Compared to
Three Months Ended March 31, 2025
Australia
Three months ended
March 31,
2026 2025 Change %
(in US$ thousands)
Sales volume (MMt) 2.2 2.2 — (4.0)%
Saleable production (MMt) 1.7 2.2 (0.5) (21.3)%
Total
revenues ($)
259,088 273,277 (14,189) (5.2)%
Coal revenues ($) 252,406 266,024 (13,618) (5.1)%
Average realized price per Mt sold ($/Mt) 117.0 118.3 (1.3) (1.1)%
Met coal sales volume (MMt) 1.3 1.6 (0.3) (20.9)%
Met coal revenues ($) 209,992 250,065 (40,073) (16.0)%
Average realized Met price per Mt sold ($/Mt) 162.4 152.9 9.5 6.2%
Mining cash costs ($) 253,890 198,204 55,686 28.1%
Mining cash cost per Mt produced ($/Mt) 148.8 91.4 57.4 62.8%
Operating costs ($) 354,966 338,367 16,599 4.9%
Operating costs per Mt sold ($/Mt) 164.5 150.5 14.0 9.3%
Segment Adjusted EBITDA ($)
(86,573) (64,844) (21,729) 33.5%
Coal
revenues
for
our
Australian
Operations
decreased
by
$13.6
million
largely
due
to
an
adverse
sales
mix
weighted towards thermal coal sales, with
Met coal sales volumes declining 0.3MMt
while thermal coal volumes
increased to
offset this
decline. This
was partially
offset by
higher average
realized Met
coal prices
of $9.5
per
Mt
sold
during
the
three
months
ended
March
31,
2026,
compared
to
the
same
period
in
2025.
Saleable
production
of
1.7
MMt
was
0.5
MMt
lower
than
the
prior
year
period,
reflecting
the
combined
impact
of
the
temporary
suspension
of
Mammoth
underground
operations
following
a
fatal
incident
in
January
2026
and
adverse wet weather events.
Despite lower saleable production,
sales volumes was
2.2 MMt, supplemented
by
a drawdown of saleable coal inventory from December
2025.
Operating costs
were $16.6
million higher
for the
three months
ended March
31, 2026
compared to
the same
period
in 2025,
primarily
driven by
mining cash
costs
and partially
offset
by lower
Stanwell
rebates
and
other
royalties, a result of
lower coal revenues and
export sales volumes.
The increase in mining
cash costs of $55.7
million was
driven by
higher subcontractor
costs, due
to Mammoth
ramp-up production
and higher
overburden
removal,
repairs
and
maintenance
costs
including
emergency
repair
of
the
overland
conveyor
belt,
and
an
estimated $25.0 million adverse impact
from an unfavorable average
foreign exchange rates on
translation of our
Australian Operations (A$/US$ $0.69 compared to A$/US$ $0.63 in the prior year period). Mining Cash Cost per
Mt produced was
$57.4 higher than the
three months ended March
31, 2025, due
to higher gross costs
combined
with lower saleable production.
Segment Adjusted EBITDA loss
of $86.6 million for the three
months ended March 31, 2026,
was $21.7 million,
or 33.5%, higher compared to
a loss of $64.8 million
for the three months ended
March 31, 2025, largely driven
by lower coal revenues and higher operating costs.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
34
United States
Three months ended
March 31,
2026 2025 Change %
(in US$ thousands)
Sales volume (MMt) 1.3 1.2 0.1 8.7%
Saleable production (MMt) 1.3 1.3 — (3.8)%
Total
revenues ($)
208,104 175,971 32,133 18.3%
Coal revenues ($) 208,085 175,427 32,658 18.6%
Average realized price per Mt sold ($/Mt) 159.9 146.5 13.4 9.1%
Met coal sales volume (MMt) 1.2 1.2 — 2.3%
Met coal revenues ($) 198,281 171,437 26,844 15.7%
Average realized Met price per Mt sold ($/Mt) 168.5 149.0 19.5 13.1%
Mining cash costs ($) 146,857 158,492 (11,635) (7.3)%
Mining cash cost per Mt produced ($/Mt) 117.0 121.5 (4.5) (3.7)%
Operating costs ($) 205,007 175,318 29,689 16.9%
Operating costs per Mt sold ($/Mt) 157.5 146.5 11.0 7.5%
Segment Adjusted EBITDA ($)
1,837 378 1,459 386.0%
Coal revenues
for our
U.S. Operations increased
by $32.7
million, or
18.6%, to
$208.1 million
for the
three months
ended March
31, 2026,
compared to the
same period in
2025. The
increase was largely
attributable to an
average
realized Met coal price of
$168.5 per Mt sold,
$19.5 higher compared to the
three months ended March 31,
2025,
reflecting favorable market conditions
driven by tight supply and sustained demand during the
quarter.
Operating costs
of $205.0
million were
$29.7 million
higher for
the three
months ended
March 31,
2026, compared
to the same period
in 2025. The increase
was driven by higher sales
on CFR terms in
the 2026 period and higher
freight
costs,
partially
offset
by
lower
mining
cash
costs
as
a
result
of
the
curtailment
and
subsequent
idling
operations at our Logan mine.
Segment Adjusted
EBITDA was
$1.8 million
for the
three months
ended March
31, 2026,
an increase
of $1.4
million
compared
to
$0.4
million
for
the
three
months
ended
March
31,
2025,
primarily
driven
by
higher
coal
revenues, partially offset by higher operating costs.
Corporate and Other Adjusted EBITDA
The following table presents a summary of the components
of Corporate and Other Adjusted EBITDA:
Three months ended
March 31,
2026 2025 Change %
(in US$ thousands)
Selling, general, and administrative expenses $ 4,630 $ 8,333 $ (3,703) (44.4)%
Other, net (16) 17 (33) (194.1)%
Total
Corporate and Other Adjusted EBITDA
$ 4,614 $ 8,350 $ (3,736) (44.7)%
Corporate and
other costs
of $4.6
million for
the three
months ended
March
31, 2026,
was $3.7
million lower
compared to
the three
months ended
March 31,
2025 as
the three
months ended
March 31,
2026 period
was
impacted by vesting
and settlement of
certain employee share
plan. Included in
the three months
ended March
31, 2025 were costs incurred to pursue various initiatives
to improve liquidity.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
35
Mining and Operating Costs for the Three Months Ended March
31, 2026 Compared to Three Months
Ended March 31, 2025
A reconciliation
of segment
costs and
expenses, segment
operating
costs, and
segment mining
cash costs
is
shown below:
Three months ended March 31, 2026
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total costs and
expenses
$ 372,998 $ 229,707 $ 5,235 $ 607,940
Less: Selling, general and administrative
expense — — (4,630) (4,630)
Less: Depreciation, depletion and amortization (18,032) (24,700) (605) (43,337)
Total operating costs 354,966 205,007 — 559,973
Less: Other royalties (23,936) (6,412) — (30,348)
Less: Stanwell rebate — — — —
Less: Freight expenses (41,692) (44,031) (85,723)
Less: Coal inventory movement (28,226) (6,770) — (34,996)
Less: Other costs and non-mining costs (7,222) (937) — (8,159)
Total mining cash
costs
253,890 146,857 — 400,747
Saleable production volume (MMt) 1.7 1.3 — 3.0
Mining cash cost per Mt produced ($/Mt) 148.8 117.0 — 135.3
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
Less: Other royalties (32,414) (8,939) — (41,353)
Less: Stanwell rebate (21,853) — — (21,853)
Less: Freight expenses (40,624) (19,564) — (60,188)
Less: Coal inventory movement (39,956) 13,342 — (26,614)
Less: Other costs and non-mining costs (5,316) (1,665) — (6,981)
Total mining cash
costs
198,204 158,492 — 356,696
Saleable production volume (MMt) 2.2 1.3 — 3.5
Mining cash cost per Mt produced ($/Mt) 91.4 121.5 — 102.7
Average Realized
Met
Price per
Mt
Sold for
the Three
Months
Ended March
31, 2026
Compared
to
Three Months Ended March 31, 2025
A reconciliation of the Company’s average realized
Met price per Mt sold is shown below:
Three months ended
March 31,
2026 2025 Change %
(in US$ thousands)
Met coal sales volume (MMt) 2.5 2.8 (0.3) (11.3)%
Met coal revenues ($) 408,273 421,502 (13,229) (3.1)%
Average realized Met price per Mt sold ($/Mt) 165.3 151.3 14.0 9.3%

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
36
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA
Three months ended
March 31,
(in US$ thousands) 2026 2025
Reconciliation to Adjusted EBITDA:
Net loss
$
(318,590)
$
(96,198)
Add: Depreciation, depletion and amortization 43,337 40,521
Add: Interest expense (net of interest income)
33,752 17,898
Add: Other foreign exchange losses 4,055 332
Add: Income tax benefit (11,532) (37,834)
Add: Impairment of assets 159,755 —
Add: Losses on idled assets — 1,835
Add: (Decrease) increase in provision for credit losses (127) 630
Adjusted EBITDA
$
(89,350)
$
(72,816)
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
operations,
working capital,
capital expenditure
s, debt
service obligations,
business or
asset acquisitions,
if permitted
and
declared, and payment of distributions to shareholders.
Our ability to generate sufficient cash
depends on our future performance,
which may be subject to a number
of
factors
beyond
our
control,
including
general
economic,
financial
conditions,
metallurgical
coal
pricing,
competitive dynamics,
weather-related impacts,
and other
risks described
in this Quarterly
Report on Form
10-
Q, and Part
I, Item 1A. “Risk
Factors” of our Annual
Report on Form 10-K
for the year ended
December 31, 2025,
filed with the SEC and ASX on March 3, 2026.
Sources of liquidity as of March 31, 2026 and December
31, 2025 were as follows:
(in US$ thousands)
March 31,
2026
December 31,
2025
Cash and cash equivalents, excluding restricted cash
$ 120,786 $ 172,781
Total $ 120,786 $ 172,781
(1)
Availability under the ABL Facility was fully drawn as of March 31, 2026. Availability under the ABL Facility is limited to an eligible borrowing base, determined by applying customary advance rates to eligible accounts receivable and inventory.
Our total indebtedness as of March 31, 2026 and December 31,
2025 consisted of the following:
(in US$ thousands)
March 31,
2026
December 31,
2025
Current installments of interest bearing liabilities $ 1,889 $ 1,794
Interest bearing liabilities, excluding current installments 701,266 695,069
Current installments of other financial liabilities, Stanwell liabilities and other
finance lease obligations 9,900 9,488
Other financial liabilities, Stanwell liabilities and finance lease obligations,
excluding current installments 427,859 383,800
Total $ 1,140,914 $ 1,090,151

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
37
Liquidity
As of March 31, 2026, our
available liquidity, consisting of cash and cash equivalents (excluding restricted cash), was $120.8 million.
Coronado continues to undertake initiatives to enhance
liquidity and reduce operating and capital costs.
With
respect
to
our
financial
condition,
we
have
concluded
that
our
current
cash
and
cash
equivalents
and
forecasted cashflows will be sufficient to fund
our operations and satisfy our
obligations for at least one year
from
the issuance date of this Quarterly Report on Form 10-Q.
Our forecasts
are subject
to the
achievement of
production targets,
and other
factors beyond
our control,
including
general economic conditions, metallurgical coal pricing, competitive dynamics and weather-related impacts. Our working capital requirements
in the short-to-medium term
are also dependent on
variations in these factors
and
the preparation of forecasts requires management judgement.
Cash and cash equivalents
Cash
and
cash
equivalents
are
held
in
multicurrency,
interest-bearing
bank
accounts
available
to
be
used
to
service
the
working
capital
needs
of
the
Company.
Cash
balances
surplus
to
immediate
working
capital
requirements
are
invested
in
short-term,
interest-bearing
deposit
accounts
or
used
to
repay
interest-bearing
liabilities.
ABL Facility
As of
March
31,
2026, the
aggregate principal
amount
outstanding
under
the
ABL Facility
was
$278.3
million
(A$406.6 million), including $13.3 million of foreign currency translation.
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
lien on the
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
2026, the
outstanding amount
of our
Notes was
$400.0 million.
The Notes
were issued
at par
and bear
interest at
a rate
of 9.250%
per annum.
Interest on
the Notes
is payable
semi-annually in
arrears on
April 1 and October 1 of each year, which began on April 1, 2025.
The Notes mature on October 1, 2029 and are
senior secured obligations of the Issuer.
The
Indenture
contains
customary
covenants
for
high
yield
bonds,
including,
but
not
limited
to,
limitations
on
investments,
liens,
indebtedness,
asset
sales,
transactions
with
affiliates
and
restricted
payments,
including
payment of dividends on capital stock.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
38
The
Indenture
contains
customary
events
of
default,
including
failure
to
make
required
payments,
failure
to
comply with
certain agreements or
covenants, failure to
pay for
acceleration of certain
other indebtedness, certain
events of
bankruptcy and
insolvency, and failure to
pay certain
judgments. An
event of
default under
the Indenture
will allow either the
trustee or the holders
of at least 25%
in aggregate principal amount
of the then-outstanding
Notes
to
accelerate,
or
in
certain
cases,
will
automatically
cause
acceleration
of,
the
amounts
due
under
the
Notes.
As of March 31, 2026, the Company was in compliance with
all applicable covenants under the Indenture.
Refer to Part I, Item 1, Note 10. “Interest Bearing Liabilities
”
for further information.
Stanwell – Prepaid Coal Supply Liability
On June
10, 2025,
the Company
and Stanwell
entered into
the First
Amendment to
the NCSA
and the
ACSA,
whereby Stanwell
provided near-term
liquidity to
the Company,
including a
prepayment for
thermal coal
and a
rebate waiver and deferral from
April 2025 to December
2025, both of which will
be settled through reduction
of
the gross
proceeds to
be received
on the
physical delivery
of thermal
coal to
Stanwell, expected
to start
in the
first half of 2027, of up to 0.8 MMt per annum over five years, or until such time that the obligation is fully settled.
This prepaid coal supply liability bears interest at 13%
per annum.
As of March
31, 2026, the
carrying value of
the Stanwell
prepaid coal supply
liability,
including the prepayment
and the rebate waiver and deferral liability,
was $171.6 million (A$250.7 million).
Refer to Part I, Item 1, Note 11.
“Stanwell Liabilities” for further information.
Stanwell Prepayment and Deferred Payment Balance
On November
27, 2025,
the Company
entered into
the Second
Amendment
Deed that,
among other
matters,
amended the
terms of the
ACSA and
the NCSA to
waive rebate amounts
that would have
otherwise been payable
by the Company under
the ACSA from January 1,
2026,and to provide prepayments by Stanwell
to the Company
in relation to
its future annual
nominated contract
tonnage under
the ACSA
and the NCSA
in months when
the
Company’s liquidity is below $250.0 million.
The value of the Prepayment and
Deferred Payment Balance will be
settled through delivery of
coal to Stanwell
during the
term of
the NCSA
in months
when the
Company’s
liquidity exceeds
$300.0 million.
In addition,
the
Company may
from time
to time
make additional
payments to
reduce the
Prepayment
and Deferred
Payment
Balance, including
when the
Company
makes permitted
distributions
to shareholders.
Where the
Prepayment
and
Deferred
Payment
Balance
remains
outstanding
after
the
final
delivery
date
pursuant
to
the
NCSA
(December 31,
2043), the
outstanding balance
will be
settled in
cash in
months when
the Company’s
liquidity
exceeds $300.0 million until the balance is fully repaid.
As of March
31, 2026,
the carrying
value of the
Prepayment and
Deferred Payment
Balance was
$25.8 million
and classified as non-current financial liability.
The
ACSA
and
the
NCSA
are
secured
by
mortgages
registered
over
the
Curragh
mine
tenements,
or
the
Tenement Lien, at the Queensland Government
level and a
third-priority lien on
substantially all of
the Company's
assets. The Tenement
Lien operates independently of, and is not subordinated to, the Company's other secured debt obligations, and
no third party
may acquire the
Curragh mine tenements
without simultaneously assuming
the coal supply obligations to Stanwell.
If a change
of control of
the Company
is proposed within
two years of
November 27,
2025, the Company
must
obtain Stanwell’s
consent and,
before the
change of
control occurs,
pay Stanwell
the waived
rebate amounts,
together with contractual interest from the
dates such amounts would otherwise have
been payable. Additionall
y,
if
an
entity
that
controlled
the
Company
as at
November
27,
2025 ceases
to
control
the
Company
by way
of
disposal of an interest in the Company of 20% or more without Stanwell’s consent within two years of November
27, 2025, then the
Company must immediately
pay Stanwell the waived
rebate amounts, together
with interest.
As of March 31, 2026, cumulative
rebate amounts of $23.6
million would have been payable
absent the waiver.
No liability was recognized as of March 31,
2026 in respect of the waived rebate amounts because
the Company
had not been
required to seek Stanwell’s consent
in connection with any
proposed change or cessation
of control
as of that date.
Refer to Part I, Item 1, Note 11.
“Stanwell Liabilities” for further information.
Loan – Curragh Housing Transaction
In
2024,
the
Company
completed
the
Curragh
Housing
Transaction.
The
proceeds
received
of
$23.0
million
(A$34.6 million) for the failed sale and leaseback of property, plant and equipment owned by the Company were
recognized as “Other Financial Liabilities” on the Company’s
Consolidated Balance Sheets.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
39
In connection with the Curragh Housing Transaction,
the Company borrowed $26.9 million (A$40.4 million) from
the same counterparty, which was recorded as “Interest Bearing Liabilities”
in the Consolidated Balance Sheets.
The Other Financial
Liabilities and Interest
Bearing Liabilities
recorded in connection
with the Curragh
Housing
Transaction are
payable in
equal monthly installments
over a period
of ten years,
with an effective
interest rate
of 14.14%.
Refer to Part I, Item
1. Note 10.
“Interest Bearing Liabilities”
and Note 12. “Other
Financial Liabilities” for further
information.
Finance leases
The Company enters into various finance lease agreements in the ordinary course of business.
Our total finance
lease commitments
were $25.1
million as
at March
31, 2026.
The terms
of the
outstanding lease
agreements
mature through August 2029 and bear fixed interest rates
ranging from 8.6% to 14.0%.
Surety bonds, letters of credit and bank guarantees
We are
required to
provide financial
assurances and
securities to satisfy
contractual and
other requirements
in
the normal course of
business. Some of these assurances are
provided to comply with
state or other government
agencies’ statutes and regulations.
For
the
U.S.
Operations,
in
order
to
provide
the
required
financial
assurance
for
post
mining
reclamation,
we
generally
use surety
bonds.
We
also
use surety
bonds
and bank
letters
of credit
to collateralize
certain
other
obligations including contractual
obligations under workers’
compensation insurance. As
of March 31, 2026,
we
had outstanding surety bonds of $20.1 million and outstanding bank guarantees of $10.0 million.
For
the
Australian
Operations,
as
at
March
31,
2026,
we
had
bank
guarantees
outstanding
of
$36.6
million
primarily in respect of certain rail and port take-or-pay
arrangements of the Company.
As at
March 31,
2026,
we
had
in
aggregate
total
outstanding
bank
guarantees
of
$46.6
million
to secure
our
obligations and commitments.
Future regulatory
changes
relating
to
these
obligations
or deterioration
of
our
credit
risk
rating could
result
in
increased obligations, additional costs or additional collateral requirements.
Restricted deposits – cash collateral
As required
by certain
agreements, we
had total
cash collateral
in the
form of
deposits of
$144.4 million
as of
March
31,
2026
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
Dividends
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
Amendment Deed
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
other indebtedness
to fund
operating activities,
working
capital, capital
expenditures,
including organic growth projects, business or assets
acquisitions and, if declared, payment of dividends.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
40
Historical Cash Flows
The following table
summarizes our cash
flows for the
three months ended
March 31, 2026
and 2025, as
reported
in the accompanying consolidated financial statements:
Three months ended
March 31,
(in US$ thousands) 2026 2025
Net cash used in operating activities $ (40,944) $ (37,265)
Net cash used in investing activities (35,030) (70,919)
Net cash from (used in) financing activities 23,554 (1,544)
Net change in cash and cash equivalents
(52,420) (109,728)
Effect of exchange rate changes on cash and cash
equivalents
425 (195)
Cash and cash equivalents at beginning of period 173,032 339,625
Cash and cash equivalents at end of period
$ 121,037 $ 229,702
Operating Activities
Net cash used in operating activities
was $40.9 million for the three months
ended March 31, 2026, an increase
of $3.7 million compared to
$37.3 million used during the
three months ended March 31, 2025.
The increase was
primarily
driven
by
EBITDA
loss
of
$16.5
million
higher
for
the
three
months
ended
March
31,
2026,
partially
offset by higher customer collection and a
tax refund of $3.8 million.
Investing Activities
Net cash used in investing activities was $35.0 million for the three months ended March 31, 2026, compared to
$70.9
million
for
the
three
months
ended
March
31,
2025,
and
largely
consisted
of
cash
spent
on
capital
expenditures of $34.1
million, of which
$13.3 million relate
d
to the Australian
Operations and
$20.8 million was
related
to
our
U.S.
Operations.
Lower
capital
expenditure
for
the
three
months
ended
March
31,
2026,
was
primarily due to the completion of our Mammoth and
Buchanan expansion projects during 2025.
Financing activities
Net cash from financing activities
was $23.6 million for the three
months ended March 31, 2026.
Included in net
cash provided by financing activities were proceeds of $26.2 million relating to advance payments from Stanwell
in
connection
with
the
Second
Amendment
Deed,
partially
offset
by
repayment
of
interest
bearing
and
other
financial liabilities of $0.8 million and repayment of finance lease obligations of $1.8 million.
Contractual Obligations
There were no material changes to the Company’s contractual
obligations as previously disclosed in our Annual
Report on Form 10-K for the year ended December
31, 2025, filed with the SEC and ASX on March 3, 2026.
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
Our
critical
accounting
policies
are discussed
in
Item
7. “Management’s
Discussion
and
Analysis
of Financial
Condition and Results of
Operations” of our Annual
Report on Form 10-K for
the year ended December
31, 2025,
filed with the SEC and ASX on March 3, 2026.
Newly Adopted Accounting Standards and Accounting
Standards Not Yet Implemented
See
Note
2.
(a)
“Newly
Adopted
Accounting
Standards”
and
Note
2.
(b)
“Accounting
Standards
Not
Yet
Implemented” to our unaudited condensed consolidated
financial statements for further information.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
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
methods
to
measure
the
extent
to
which
we
are
exposed
to
various
financial
risks.
These
methods
include
sensitivity analysis
in the
case of
interest rates,
foreign exchange
and other
price risks
and aging
analysis for
credit risk.
Commodity Price Risk
Coal Price Risk
We are
exposed to domestic
and global coal
prices. Our principal
philosophy is that
hedging coal
prices would
not be in the long-term interest of our stockholders. Therefore, any potential hedging of coal prices through long-
term
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
prices of coal
and could have
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
Stanwell under a long-term supply
contract.
See Item
1A.
“Risk
Factors—Restrictions
and
limitations
related
to our
coal supply
agreements
with
Stanwell may adversely
impact our strategy, financial condition, results
of operations and business”
in our Annual
Report on Form 10-K filed with the SEC and ASX on
March 3, 2026.
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
As of March 31, 2026, we had $21.7
million
of
outstanding
provisionally
priced receiva
bles
subject
to changes
in
the
relevant
price
index.
If
prices
decreased
10%,
these
provisionally
priced
receivables
would
decrease
by
$2.2
million.
See
Item
1A.
“Risk
Factors—Our profitability
depends upon
the prices
we receive
for our
coal. Prices
for coal
are volatile
and can
fluctuate widely
based upon
a number
of factors
beyond our
control” in
our Annual
Report on
Form 10-K
filed
with the SEC and ASX on March 3, 2026.
Diesel Fuel
We may
be exposed
to price
risk in
relation to
other commodities
from time
to time
arising from
raw materials
used in our
operations (such
as gas
or diesel).
The expectation
of future
prices for
diesel depends
upon many
factors beyond our
control. See Part
II, Item 1A.
“Risk Factors—Our
business may
be materially and
adversely
affected
by
the
impact
on
the
global
economy
due
to,
among
other
events,
significant
geopolitical
tensions,
including ongoing civil unrest or wars, or pandemics” in
this Quarterly Report on Form 10-Q.
These
commodities
may
be
hedged
through
financial
instruments
if
the
exposure
is
considered
material
and
where the exposure cannot be mitigated through fixed price supply agreements.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
42
The fuel
required
for
our operations
for
the remainder
of fiscal
year
2026
will
be
purchased
under
fixed-price
contracts or on a spot basis.
Interest Rate Risk
Interest rate risk is the risk that a change in interest rates on our borrowing facilities will have an adverse impact
on
our
financial
performance,
investment
decisions
and
stockholder
return.
Our
objectives
in
managing
our
exposure
to
interest
rates
include
minimizing
interest
costs
in
the
long
term,
providing
a
reliable
estimate
of
interest costs
for the
annual budget
and ensuring
that changes
in interest
rates will
not have
a material
impact
on our financial performance.
As of March 31, 2026, we had $1,141.0 million of fixed rate borrowings, Notes, other financial liabilities, Stanwell liabilities and finance leases and no variable-rate borrowings outstanding.
We currently do not hedge against interest rate
fluctuations.
Foreign Exchange Risk
A significant portion of our
sales are denominated in US$.
Foreign exchange risk is
the risk that our earnings
or
cash flows are adversely impacted by movements in exchange
rates of currencies that are not in US$.
Our main exposure
is to the
A$-US$ exchange rate
through our Australian
Operations, which have
predominantly
A$ denominated costs. Greater than 80% of expenses incurred at our Australian Operations are denominated in
A$. Approximately 20%
of our Australian Operations’ purchases are
made with reference to US$,
which provides
a natural hedge against foreign
exchange movements on these
purchases (including fuel, several
port handling
charges, demurrage,
purchased coal
and some
insurance premiums).
Appreciation of
the A$
against US$
will
increase our Australian Operations’ US$ reported cost
base and reduce US$ reported net income.
We
entered
into
forward
exchange
contracts
to
manage
the
foreign
currency
exposure
of
our
Australian
Operations by selling US$
generated from export
coal sales revenue at
Curragh and purchasing
A$ required to
settle
Curragh’s
A$
operating
costs.
The
fair
value
of
the
forward
foreign
currency
derivative
contracts
as
of
March 31, 2026 was a liability of $0.1 million.
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
a
10%
increase
in
the
A$
to
US$
exchange
rate
would
have
increased
reported
total
costs
and
expenses
by
approximately $31.2 million for the three months ended
March 31, 2026.
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
to mitigate against credit risk.
Credit
risk
is
monitored
regularly,
and
performance
reports
are
provided
to
our
management
and
Board
of
Directors.
As of March 31,
2026, we had financial
assets of $484.3 million,
consisting of cash and
cash equivalents, trade
and other receivables and restricted
deposits, all of which
are exposed to varied levels
of counterparty credit risk.
These
financial
assets
have
been
assessed
under
ASC
326,
Financial
Instruments
–
Credit
Losses
,
and
a
provision for credit losses of $5.3 million was recorded
as of March 31, 2026.

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
43
ITEM 4.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We
maintain
disclosure
controls
and
procedures
that
are
designed
to
ensure
that
information
required
to
be
disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods
specified
in
the
SEC’s
rules
and
forms,
and
that
such
information
is
accumulated
and
communicated
to
our
management, including the Interim Chief
Executive Officer and the Group Chief
Financial Officer, as appropriate,
to allow timely decisions regarding
required disclosure based
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
apply its’
judgment in evaluating
the cost-benefit
relationship of
possible
controls and procedures.
As of the end
of the period
covered by this Quarterly
Report on Form
10-Q, we carried
out an evaluation
under
the supervision and
with the participation
of our management,
including the Interim
Chief Executive Officer
and
the Group Chief Financial Officer, of the effectiveness
of the design and operation of our disclosure controls and
procedures. Based
on the
foregoing, the
Interim Chief
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
Form 10-Q March 31, 2026
44
PART II – OTHER
INFORMATION
ITEM 1.
LEGAL PROCEEDINGS
We are subject to various legal and
regulatory proceedings. For a description of our significant legal proceedings
refer
to
Note 18. “Contingencies” to
the
unaudited
condensed
consolidated
financial
statements
included
in
Part I, Item 1. “Financial
Statements” of
this Quarterly
Report on
Form 10-Q,
which information
is incorporated
by reference herein.
ITEM 1A.
RISK FACTORS
Except as set forth below,
there were no material changes
to the risk factors previously
disclosed in Part I, Item
1A, “Risk Factors,” of
our Annual Report on
Form 10-K for the
year ended December 31,
2025, filed with the
SEC
and ASX on March 3, 2026.
Our
business
may
be
materially
and
adversely
affected
by
the
impact
on
the
global
economy
due
to,
among other events, significant geopolitical tensions,
including ongoing civil unrest or wars.
Geopolitical tensions, including ongoing civil unrest and wars, and global pandemics or widespread public health
concerns can have a
significant impact on
global markets, including
influencing both the
supply of and
demand
for coal we sell into the export market and the cost or availability of supplies we consume in producing our coal.
For example, global
markets continue to
experience volatility and
disruptions as a
result of the military
invasion
of Ukraine by Russia.
This military conflict
has led to ongoing
sanctions and other
penalties being levied
by the
United States, the European Union and other
countries against Russia, including expansive bans on
imports and
exports of products to and from Russia.
In addition,
recent armed
conflicts in
the Middle
East, including
conflict involving
the United
States, Israel,
and
Iran, has increased instability in global energy,
shipping and financial markets.
The
conflict
in
the
Middle
East
has
had
significant
impact
on
global
trade
and
energy
and
financial
markets.
Disruptions
to
maritime
traffic
through
the
Strait
of
Hormuz,
through
which
approximately
20%
of
the
global
seaborne oil trade
transits have contributed
to higher and
more volatile crude
oil prices, has
increased the cost
of diesel
fuel required
for our
operation and
may continue
to do
so. A
prolonged conflict
could further
increase
diesel
fuel
prices
and
adversely
affect
the
availability
of
diesel
fuel
needed
for
our
operations,
which
could
negatively impact our business and results of operations.
The
extent
and
duration
of
such
conflicts
could
lead
to
further
political
and
social
instability,
instability
in
the
financial
markets,
supply
chain
interruptions,
market
disruptions,
including
continued
volatility
in
commodity
prices, such as the prices
of the coal we sell
and diesel fuel we purchase, and
higher inflation, which could cause
a material adverse impact to our results of operations, financial condition and cash flows.
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
Form 10-Q March 31, 2026
45
Information
pertaining
to
mine
safety
matters
is
included
in
Exhibit 95.1
attached
to
this
Quarterly
Report
on
Form 10-Q. The disclosures reflect the United
States mining operations only, as these requirements do not
apply
to our mines operated outside the United States.
ITEM 5.
OTHER INFORMATION
During the quarter
ended March 31,
2026, no director
or officer (as
defined in Rule 16a-1(f)
promulgated under
the Exchange
Act)
of the
Company
adopted
or
terminated
a “Rule
10b5-1
trading arrangement”
or “
non-Rule
10b5-1
trading arrangement” (as each term is defined in Item
408 of Regulation S-K).

Coronado Global Resources Inc.
Form 10-Q March 31, 2026
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
10.1
Amendment No. 2 to the Coronado Global Resources Inc. Employee Stock Purchase Plan,
effective February 17, 2026 (filed as Exhibit 10.11 to the Company’s Form 10-K (File No. 000-
56044) filed on March 3, 2026 and incorporated herein by reference)
10.2
Amendment No. 3 to the Coronado Global Resources Inc. Employee Stock Purchase Plan,
effective February 26, 2026 (filed as Exhibit 10.12 to the Company’s Form 10-K (File No. 000-
56044) filed on March 3, 2026 and incorporated herein by reference)
10.3
Employment Agreement, dated as of February 27, 2026, between Coronado Global Resources
Inc. and Jeffrey D. Bitzer
10.4
Employment Agreement, dated as of March 27, 2026, between Coronado Global Resources Inc.
and Garold Spindler (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-56044) filed on March 30, 2026 and incorporated herein by reference)
15.1
Acknowledgement of Independent Registered Public Accounting Firm
31.1
Certification of the Interim Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a)
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Form 10-Q March 31, 2026
47
SIGNATURES
Pursuant to the requirements
of the Securities Exchange
Act of 1934, the registrant
has duly caused this
report
to be signed on its behalf by the undersigned, thereunto
duly authorized.
Coronado Global Resources Inc.
By: /s/ Barend J. van der Merwe
Barend J. van der Merwe
Group Chief Financial Officer (as duly authorized officer
and as principal financial officer of the registrant)
Date: May 11, 2026