Form 10-Q
period 2026-06-30
Coronado Global Resources Inc.
filed 2026-08-10
CIK 1770561

UNITED
STATES
SECURITIES
AND EXCHANGE
COMMISSION
Washington, D.C.
20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒
QUARTERLY
REPORT PURSUANT
TO SECTION
13 OR 15(d)
OF THE
SECURITIES
EXCHANGE
ACT OF 1934
For the quarterly
period ended
June 30, 2026
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
July 31, 2026, including shares of common stock
underlying
CDIs, was
167,645,373
.

Steel starts here.
Quarterly
Report
on Form
10-Q for
the quarterly
period
ended June 30,
2026.

TABLE
OF CONTENTS
Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025
4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and six months ended June 30, 2026 and 2025
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025
6
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025
7
Notes to Unaudited Condensed Consolidated Financial Statements
8
Report of Independent Registered Public Accounting Firm
27
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
28
Item 3. Quantitative and Qualitative Disclosures About Market Risk
50
Item 4. Controls and Procedures
52
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
53
Item 1A. Risk Factors
53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
53
Item 3. Defaults Upon Senior Securities
53
Item 4. Mine Safety Disclosures
53
Item 5. Other Information
53
Item 6. Exhibits
54
SIGNATURES
55

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
4
PART
I – FINANCIAL INFORMATION
ITEM
1.
FINANCIAL
STATEMENTS
Condensed
Consolidated
Balance Sheets
(In US$ thousands,
except
share data)
Assets Note
(Unaudited)
June 30, 2026
December 31,
2025
Current assets:
Cash and cash
equivalents
$
97,686
$
173,032
Trade receivables,
net
165,071
250,921
Inventories
6
207,744
195,165
Other current assets
7
95,717
87,678
Assets
held for
sale
5
51,875
—
Total
current assets
618,093
706,796
Non-current assets:
Property,
plant and
equipment,
net
8
1,433,382
1,654,455
Right of
use asset
– operating
leases, net
10
94,872
86,481
Restricted
deposits
19
151,705
141,696
Goodwill
28,008
28,008
Intangible assets,
net
2,221
2,708
Other non-current assets
5,391
5,411
Total
assets
$
2,333,672
$
2,625,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts
payable
$
101,890
$
89,178
Accrued
expenses
and other
current liabilities
9
250,666
276,032
Asset
retirement obligations
9,942
10,978
Contract obligations
14,535
22,445
Lease liabilities
10
42,877
34,300
Interest bearing liabilities
11
1,829
1,671
Income tax
payable
21,750
21,024
Stanwell liabilities
12
28,909
—
Other current financial
liabilities
13
2,436
1,424
Liabilities
associated
with assets
held for
sale
5
50,705
—
Total
current liabilities
525,539
457,052
Non-current liabilities:
Asset
retirement obligations
124,764
143,388
Lease liabilities
10
82,210
83,866
Interest bearing liabilities
11
692,797
684,989
Contract obligations
—
21,173
Stanwell liabilities
12
592,490
501,795
Other financial
liabilities
13
18,562
18,888
Deferred
income
tax liabilities
9,697
23,249
Other non-current liabilities
59,651
41,409
Total
liabilities
$
2,105,710
$
1,975,809
Common
stock
$
0.01
par value;
1,000,000,000
shares authorized,
167,645,373
shares issued
and outstanding
as of
June 30, 2026 and
December
31, 2025
1,677
1,677
Series A Preferred
stock
$
0.01
par value;
100,000,000
shares
authorized,
1
Share issued
and outstanding
as of
June 30, 2026 and
December
31, 2025
—
—
Additional
paid-in capital
1,090,892
1,094,743
Accumulated
other comprehensive
losses
17
(120,358)
(120,444)
Accumulated
losses
(744,249)
(326,230)
Total
stockholders’
equity
$
227,962
$
649,746
Total
liabilities
and stockholders’
equity
$
2,333,672
$
2,625,555
See accompanying notes to unaudited
condensed consolidated financial
statements.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
5
Unaudited
Condensed
Consolidated
Statements
of Operations
and Comprehensive
Income
(In US$ thousands,
except
share data)
Three months ended
June 30,
Six months ended
June 30,
Note 2026 2025 2026 2025
Revenues:
Coal revenues $
506,371
$
459,337
$
966,862
$
900,788
Other revenues
7,758
8,542
14,459
16,339
Total
revenues
3
514,129
467,879
981,321
917,127
Costs
and expenses:
Cost
of
coal
revenues (exclusive
of
items
shown separately
below)
357,597
339,632
801,499
729,923
Depreciation,
depletion
and amortization
46,186
45,508
89,523
86,029
Freight expenses
93,801
62,706
179,524
122,894
Stanwell rebate
—
21,931
—
43,784
Other royalties
44,570
38,014
74,918
79,367
Selling,
general, and administrative
expenses
10,479
7,600
15,109
15,933
Restructuring
costs
6,018
—
6,018
—
Total
costs
and expenses
558,651
515,391
1,166,591
1,077,930
Other (expense)
income:
Interest expense,
net
(35,425)
(20,964)
(69,177)
(38,862)
Loss
on debt
extinguishment
—
(1,050)
—
(1,050)
Impairment
of
assets
4
(17,704)
—
(177,459)
—
Decrease
(increase)
in provision
for
credit
losses
37
(183)
164
(813)
Other,
net
(3,197)
1,972
809
(241)
Total
other expense,
net
(56,289)
(20,225)
(245,663)
(40,966)
Loss
before
tax
(100,811)
(67,737)
(430,933)
(201,769)
Income tax
benefit
(expense)
1,382
(8,466)
12,914
29,368
Net loss
attributable
to
Coronado
Global
Resources Inc.
$
(99,429)
$
(76,203)
$
(418,019)
$
(172,401)
Other comprehensive
income,
net of
income
taxes:
Foreign currency
translation
adjustments
1,523
7,008
3,434
9,834
Net loss
on cash
flow
hedges
(809)
—
(3,348)
—
Total
other comprehensive
income
714
7,008
86
9,834
Total
comprehensive
loss
attributable
to
Coronado
Global
Resources Inc.
$
(98,715)
$
(69,195)
$
(417,933)
$
(162,567)
Loss
per share of
common
stock
Basic 15
(0.59)
(0.45)
(2.49)
(1.03)
Diluted 15
(0.59)
(0.45)
(2.49)
(1.03)
See accompanying notes to unaudited
condensed consolidated financial
statements.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
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
$
(644,820)
$
325,855
Net loss —
—
—
—
—
—
(99,429)
(99,429)
Other comprehensive
income
—
—
—
—
—
714
—
714
Total comprehensive
income
(loss)
—
—
—
—
—
714
(99,429)
(98,715)
Share-based
compensation
for equity
classified awards —
—
—
—
822
—
—
822
Balance June 30, 2026
167,645,373
$
1,677
1
$
—
$
1,090,892
$
(120,358)
$
(744,249)
$
227,962
Common stock Preferred stock Additional Accumulated other
Retained
earnings Total
paid in comprehensive (Accumulated stockholders
Shares Amount Series A Amount capital losses losses) equity
Balance December
31, 2024
167,645,373
$
1,677
1
$
—
$
1,094,560
$
(137,560)
$
114,208
$
1,072,885
Net loss —
—
—
—
—
—
(96,198)
(96,198)
Other comprehensive
income
—
—
—
—
—
2,826
—
2,826
Total comprehensive
income
(loss)
—
—
—
—
—
2,826
(96,198)
(93,372)
Share-based
compensation
for equity
classified awards —
—
—
—
(1,188)
—
—
(1,188)
Dividends —
—
—
—
—
—
(8,382)
(8,382)
Balance March 31, 2025
167,645,373
$
1,677
1
$
—
$
1,093,372
$
(134,734)
$
9,628
$
969,943
Net loss —
—
—
—
—
—
(76,203)
(76,203)
Other comprehensive
income
—
—
—
—
—
7,008
—
7,008
Total comprehensive
income
(loss)
—
—
—
—
—
7,008
(76,203)
(69,195)
Share-based
compensation
for equity
classified awards —
—
—
—
1,003
—
—
1,003
Balance June 30, 2025
167,645,373
$
1,677
1
$
—
$
1,094,375
$
(127,726)
$
(66,575)
$
901,751
See accompanying notes to unaudited
condensed consolidated financial
statements.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
7
Unaudited
Condensed
Consolidated
Statements
of Cash
Flows
(In US$ thousands)
Six months ended
June 30,
2026 2025
Cash flows
from operating
activities:
Net loss $
(418,019)
$
(172,401)
Adjustments
to
reconcile
net loss
to
cash and
restricted
cash provided
by
operating
activities:
Depreciation,
depletion
and amortization
89,523
86,029
Impairment
of
assets
177,459
—
Amortization
of
right of
use asset
- operating
leases
15,556
12,564
Amortization
of
deferred
financing
costs
1,272
1,363
Loss
on debt
extinguishment
—
1,050
Non-cash
interest expense
34,988
18,162
Amortization
of
contract
obligations
(10,372)
(12,774)
Loss
(gain) on disposal
of
property,
plant and
equipment
1,703
(670)
Loss
on disposal
of
idled
asset
—
2,239
Equity
-based
compensation
expense
(3,851)
(185)
Deferred
income
taxes
(13,621)
(25,339)
Reclamation
of
asset retirement obligations
(1,075)
(2,742)
(Decrease)
increase in
provision
for
discounting
and credit
losses
(164)
813
Other non
-cash
adjustments
4,767
(105)
Changes
in operating
assets
and liabilities:
Accounts
receivable
55,599
66,266
Inventories
(24,402)
(18,423)
Other assets
17,746
(9,050)
Contract obligations
—
96,972
Accounts
payable
13,794
(3,766)
Accrued
expenses
and other
current liabilities
(12,016)
7,678
Operating lease
liabilities
(15,437)
(11,532)
Income tax
payable
725
(839)
Change in
other liabilities
18,930
4,778
Net cash (used
in) from
operating
activities
(66,895)
40,088
Cash flows
from investing
activities:
Capital expenditures
(58,640)
(147,401)
Proceeds
from
disposal
of
idled
and other
assets
901
1,464
Purchase
of
restricted
and other
deposits
(11,287)
(54,804)
Redemption
of
restricted
and other
deposits
—
23,741
Net cash used
in investing
activities
(69,026)
(177,000)
Cash flows
from financing
activities:
Proceeds
from
interest bearing
liabilities
and other
financial
liabilities
66,153
75,000
Debt
issuance costs
and other
financing
costs
—
(4,098)
Principal
payments
on interest
bearing liabilities
and other
financial
liabilities
(1,726)
(2,816)
Principal
payments
on finance
lease obligations
(3,668)
(872)
Dividends
paid
—
(8,333)
Net cash from
financing
activities
60,759
58,881
Net decrease
in cash and
cash equivalents
(75,162)
(78,031)
Effect
of
exchange rate changes
on cash
and cash
equivalents
(184)
242
Cash and
cash equivalents
at beginning
of
period
173,032
339,625
Cash and
cash equivalents
at end of period
$
97,686
$
261,836
Supplemental
disclosure
of
cash flow
information:
Cash payments
for
interest
$
36,602
$
22,890
Cash refund
for
taxes
$
(3,834)
$
(1,620)
Restricted
cash
$
—
$
252
See accompanying notes to unaudited
condensed consolidated financial
statements.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
8
NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
1.
Description
of Business,
Basis of
Presentation
(a)
Description
of the Business
Coronado
Global
Resources
Inc.
is
a
global
producer,
marketer,
and
exporter
of
a full
range
of
metallurgical
coals,
an essential element
in the production
of
steel.
The Company has a portfolio
of operating mines,
an idled
asset held for sale and a development project in Queensland, Australia, and in the
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
subsidiarie
s. References
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
For the three and
six months ended
June 30, 2026, the Company
incurred net losses
of
$
99.4
million
and $
418.0
million, respectively
.
The Company’s
operating performance
materially
improved
during the
three months
ended
June
30,
2026,
following
significant
wet-weather
impacts
and
temporary
suspension
of
the
Mammoth
Underground
Operations
experienced
during the
first
quarter. The Company
returned to
positive
EBITDA for the
three months ended June 30, 2026,
as higher production
improved plant performance
at its Australian Operations
and lower
unit costs
contributed
to
improved
operating
performance
.
As of
June 30,
2026,
the
Company
had
cash
and
cash
equivalents
of
$
97.7
million
and
net current
assets
of
$
92.6
million.
The decline
in cash
for the
six months
ended
June 30,
2026
was consistent
with the
Company’s
expectations
and
primarily
reflected
the operational
impacts
experienced
during the
first
quarter,
the rebuilding
of
coal
inventories,
capital
expenditure
and other
timing
related
impacts
such
as
customer
shipment
slippages
into
the next period
.
On August
7, 2026,
subsidiaries
of
the Company entered
into
two
concurrent
offtake
agreements with Glencore
AG,
or
Glencore,
under
which
Glencore
agreed
to
advance
prepayments
up
to
$
75.0
million,
providing
an
additional
source
of
near-term liquidity.
Refer to
Note 20.
“Subsequent
Events”
for
further information.
Based
on
the
Company’s
current
cash
and
cash
equivalents
and
forecasted
cash
flows,
the
Company
has
concluded
that it will have
sufficient
liquidity
to fund its operations
and satisfy
its obligations
for at least one
year
from
the issuance
of
these financial
statements.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
9
In
response
to
the
challenging
operating
environment,
management
has
identified
and
commenced
implementation
of
operational
improvement
s, a
broader
structural
reset
program
and
cost
reduction
initiatives,
primarily
at
our
Australian
Operations,
targeting
improvements
in
contractor
management,
procurement
practices,
and operational
efficiency.
Coronado
continues
to
undertake
initiatives
to enhance
liquidity
and
reduce
operating
and capital
costs
across
the
Company,
while
optimizing
the
business
to
deliver
greater
value
over
the
long
term,
strengthen
financial
flexibility
and
build
resilience
against
events
outside
its
control.
These initiatives
include,
among
other
things,
prepayment
for
future
coal
sales,
acceleration
of
payment
terms
with
customers
and
negotiate
alternative
payments
to suppliers.
These initiatives
are reasonably
within management’s
control
and can be actioned
in the
near term
if
required.
The Company’s
forecasts
depend on the achievement
of
production
targets and other factors
beyond
its control,
including
general
economic
conditions
and
metallurgical
coal
prices.
Short
to
medium
term
working
capital
requirements
are
similarly
sensitive
to
these
factors,
and
the
preparation
of
forecasts
requires
application
of
management’s
judgement.
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
2024-03
–
Income
Statement
–
Reporting
Comprehensive
Income
–
Expense
Disaggregation
Disclosures
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
2025-11
–
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
ASU No. 2026-02 – Environmental Credits
and Environmental Credit
Obligations (Topic
818
).
In May 2026, FASB
issued
ASU
2026-02
which
provides
recognition,
measurement,
presentation,
and
disclosure
requirements
for
environmental
credits and environmental
credit obligations.
The
updated
standard is effective
for public
business
entities
for
annual
reporting
periods
beginning
after
December
15,
2027,
and
interim
reporting
periods
within
those
annual
reporting
periods.
The Company
is currently
evaluating
the impact
that the
updated
standard
will
have on
its
results and
disclosures.
There have been no other recent accounting
pronouncements
not yet effective
that have significance, or potential
significance,
to
the Company’s
consolidated
financial
statements.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
10
3.
Segment
Information
The Company
has
a portfolio
of mines and development
projects
in Queensland,
Australia,
and in the
states of
Pennsylvania,
Virginia
and
West
Virginia
in
the
U.S.
The
Australian
Operations
comprise
the
100
%-owned
Curragh
producing
mine
complex.
The
U.S.
Operations
comprise
a
100
%-owned
producing
mine
complex
(Buchanan)
and a development
propert
y
(Mon Valley).
On July 31,
2026, the Company
completed
the sale of
its idled Logan
mining property,
which was
previously
part
of
the Company’s
U.S. Operations.
Refer to
Note 5.
“Assets
Held for
Sale” for
further information
.
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
for th
e
corporate
function
,
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
30, 2026
11
Reportable
segment results
as of and for
the three and six months
ended June
30, 2026 and 2025 are presented
below:
(in US$ thousands) Australia United States
Other and
Corporate Total
Three months
ended June
30, 2026
Total
revenues
$
326,614
$
187,515
$
—
$
514,129
Less:
Mining cash
costs
(1)
(296,384)
(107,382)
—
(403,766)
Other operating
costs
(1)
(41,627)
(50,575)
—
(92,202)
Total
operating
costs
(338,011)
(157,957)
—
(495,968)
Other and
unallocated
costs
(2)
(398)
(441)
(10,492)
(11,331)
Segment
adjusted
EBITDA
(11,795)
29,117
(10,492)
6,830
Total
assets
1,371,099
846,980
115,593
2,333,672
Capital expenditures
16,976
9,544
—
26,520
Three months
ended June
30, 2025
Total
revenues
$
259,845
$
208,034
$
—
$
467,879
Less:
Mining cash
costs
(1)
(214,000)
(150,777)
—
(364,777)
Other operating
costs
(1)
(57,472)
(40,034)
—
(97,506)
Total
operating
costs
(271,472)
(190,811)
—
(462,283)
Other and
unallocated
costs
(2)
1,427
(42)
(7,551)
(6,166)
Segment
adjusted
EBITDA
(10,200)
17,181
(7,551)
(570)
Total
assets
1,325,017
1,057,537
195,828
2,578,382
Capital expenditures
46,277
34,972
2,872
84,121
Six months
ended June
30, 2026
Total
revenues
$
585,701
$
395,620
$
—
$
981,321
Less:
Mining cash
costs
(1)
(550,274)
(254,241)
—
(804,515)
Other operating
costs
(1)
(142,702)
(108,724)
—
(251,426)
Total
operating
costs
(692,976)
(362,965)
—
(1,055,941)
Other and
unallocated
costs
(2)
8,907
(1,702)
(15,102)
(7,897)
Segment
adjusted
EBITDA
(98,368)
30,953
(15,102)
(82,517)
Total
assets
1,371,099
846,980
115,593
2,333,672
Capital expenditures
27,898
18,565
—
46,463
Six months
ended June
30, 2025
Total
revenues
$
533,122
$
384,005
$
—
$
917,127
Less:
— — — —
Mining cash
costs
(1)
(412,206)
(309,268)
—
(721,474)
Other operating
costs
(1)
(197,634)
(56,860)
—
(254,494)
Total
operating
costs
(609,840)
(366,128)
—
(975,968)
Other and
unallocated
costs
(2)
1,674
(304)
(15,915)
(14,545)
Segment
adjusted
EBITDA
(75,044)
17,573
(15,915)
(73,386)
Total
assets
1,325,017
1,057,537
195,828
2,578,382
Capital expenditures
96,013
102,919
5,237
204,169

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
12
(1)
The significant
expense
category
and amount
aligns with
the segment
-level information
that is
regularly provided
to the CODM
and excludes
Depreciation,
Depletion
and Amortization.
(2)
Other and
unallocated
items
for other
and corporate
includes
selling,
general and administrative
expenses.
The reconciliation
s
of
Consolidated
Adjusted
EBITDA
to
net loss
attributable
to the
Company
for the
three
and
six
months
ended
June 30, 2026 and
2025 are as
follows:
Three months ended
Six months ended
June 30, June 30,
(in US$ thousands) 2026 2025 2026 2025
Consolidated
Adjusted
EBITDA
$
6,830
$
(570)
$
(82,517)
$
(73,386)
Depreciation,
depletion
and amortization
(46,186)
(45,508)
(89,523)
(86,029)
Interest expense,
net
(1)
(35,425)
(20,964)
(69,177)
(38,862)
Other foreign
exchange losses
(2)
(2,345)
551
(6,403)
219
Loss
on debt
extinguishment
—
(1,050)
—
(1,050)
Impairment
of
assets
(17,704)
—
(177,459)
—
Restructuring
costs
(3)
(6,018)
—
(6,018)
—
Losses
on idled
assets
(4)
—
(13)
—
(1,848)
Decrease
(increase)
in provision
for credit
losses
37
(183)
164
(813)
Net loss
before
tax
(100,811)
(67,737)
(430,933)
(201,769)
Income tax
benefit
(expense)
1,382
(8,466)
12,914
29,368
Net loss $
(99,429)
$
(76,203)
$
(418,019)
$
(172,401)
(1)
Includes interest income of $
1.8
million
and $
2.0
million for the three
months ended June 30, 2026 and 2025, respectively,
and $
3.9
million
and $
5.2
million
for the six months
ended June
30, 2026 and
2025, respectively.
(2)
The balance
primarily relates to foreign
exchange gains and losses recognized in the translation
of short-term
inter-entity
balances
in
certain
entities
within
the
group
that
are
denominated
in currencies
other
than
their
respective
functional
currencies. These
gains
and losses
are included
in “Other,
net” on
the unaudited
Condensed
Consolidated
Statement of
Operations and
Comprehensive
Income.
(3)
During the three months ended June 30, 2026, the Company commenced a restructuring and cost transformation initiative to
optimize
coal production
and align
its
cost
structures.
Costs associated
with this
initiative include
workforce
reduction,
external consulting services and
other related activities.
(4)
Relates to loss on disposal and care and maintenance
costs
of a non-core idled asset that was sold on January 14, 2025.
The
reconciliation
s
of
capital
expenditures
per
the
Company’s
segment
information
to
capital
expenditures
disclosed
on the unaudited
Condensed
Consolidated
Statements
of
Cash Flows
for the
six
months
ended
June
30, 2026
and 2025 are
as follows:
Six months ended
June 30,
(in US$ thousands) 2026 2025
Capital expenditures
per unaudited
Condensed
Consolidated
Statements
of
Cash Flows
$
58,640
$
147,401
Net movement
in accruals
for
capital
expenditures
(6,672)
6,990
Capital acquired
through finance
leases
—
21,065
Net movement
in deposits
to
acquire long
lead capital
(5,505)
28,713
Capital expenditures
per segment
detail
$
46,463
$
204,169
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
30, 2026
13
Three months ended
June 30, 2026
(in US$ thousands) Australia United States Total
Product
Groups:
Metallurgical
coal
$
296,354
$
183,274
$
479,628
Thermal
coal
22,554
4,189
26,743
Total
coal
revenue
318,908
187,463
506,371
Other (1)
7,706
52
7,758
Total $
326,614
$
187,515
$
514,129
Three months ended
June 30, 2025
(in US$ thousands) Australia United States Total
Product
Groups:
Metallurgical
coal
$
230,624
$
196,704
$
427,328
Thermal
coal
20,913
11,096
32,009
Total
coal
revenue
251,537
207,800
459,337
Other (1)
8,308
234
8,542
Total $
259,845
$
208,034
$
467,879
Six months ended
June 30, 2026
(in US$ thousands) Australia United States Total
Product
Groups:
Metallurgical
coal
$
506,345
$
381,556
$
887,901
Thermal
coal
64,968
13,993
78,961
Total
coal
revenue
571,313
395,549
966,862
Other (1)
14,388
71
14,459
Total $
585,701
$
395,620
$
981,321
Six months ended
June 30, 2025
(in US$ thousands) Australia United States Total
Product
Groups:
Metallurgical
coal
$
480,690
$
368,141
$
848,831
Thermal
coal
36,871
15,086
51,957
Total
coal
revenue
517,561
383,227
900,788
Other (1)
15,561
778
16,339
Total $
533,122
$
384,005
$
917,127
(1) Other revenue for the
Australian segment
includes
the amortization
of the
Stanwell non-market
coal supply
contract obligation
liability.
4. Impairment
of assets
During the
first
quarter of
2026,
management
idled operations
at the Logan mine
complex
within the Company’s
U.S.
Operations
in
response
to
sustained
weakness
in
the
U.S.
domestic
Met
coal
markets.
The
idling
represented
a
triggering
event
under
Accounting
Standards
Codification,
or
ASC,
360
–
Property,
Plant
and
Equipment
,
requiring
the
Company
to
assess
the
recoverability
of
the
relevant
asset
groups.
The Company
determined
that the
estimated
undiscounted
pre-tax future
cash flows
of
the Logan
asset group
did not
exceed
its’
carrying
value.
Accordingly,
the
Company
measured
the
fair
value
of
the
asset
group
and
recorded
an
impairment
charge
of
$
159.8
million
against
long-lived
assets,
including property,
plant and
equipment,
to write
down the
carrying value
of
the asset
group
to
its
estimated
fair value.
During the three months
ended June
30, 2026, the Company committed
to a plan to sell the Logan mining assets
and determined
that all the
criteria to classify
assets and liabilities
as held
for sale were
met. Upon
classification
as held for
sale, the Company
performed
an impairment assessment
in accordance
with ASC 360-10-35-43
and
determined
that the carrying amount of
Logan,
which includes its assets
and associated liabilities,
or the Disposal
Group,
exceeded
its
estimated
fair value,
less
costs
to
sell. Accordingly,
the Company
recorded
an
additional
impairment
charge of
$
17.7
million
against
the carrying
value of
the Disposal
Group.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
14
These
impairment
charges
were included
in “Impairment
of
assets” in
the accompanying
unaudited
Condensed
Consolidated
Statements
of
Operations
and
Comprehensive
Income
for the
three
and
six
months
ended
June
30, 2026.
The estimated
fair value
less costs
to sell was determined
using Level
3 inputs based
on the expected
proceeds
from the disposal
of the Disposal Group under the executed
Membership Interest
Purchase Agreement,
or MIPA,
between
the Company
and Phoenix
Coal
Holdings,
LLC., subject
to a
net working
capital
true-up,
less costs
to
sell. Refer
to
Note 5.
“Assets
Held for
Sale” for
further information.
5.
Assets Held
for Sale
The
Company
classifies
assets
and
liabilities
as
held
for sale
(disposal
group)
when management,
having
the
authority
to approve
the action, commits
to a plan to sell the Disposal
Group, the sale is probable
within one year
and
the Disposal
Group
is available
for sale
in its
present
condition.
The Company
also
considers
whether an
active
program to
locate
a buyer has
been initiated,
whether the
Disposal
Group is marketed
actively for
sale at
a price
that
is reasonable
in relation
to
its
current
fair value,
and
whether
the actions
required
to
complete
the
plan indicate
that it is
unlikely that
significant
changes to the plan will be
made or
that the plan
will be
withdrawn.
An impairment
test
is performed
when a
disposal
group is classified
as held
for sale
and an
impairment
charge
is recorded
when the
carrying amount
of
the disposal
group exceeds
its
estimated
fair value,
less costs
to sell.
Depreciation
and amortization
of
assets
classified
as held
for
sale are ceased.
During the three months
ended June
30, 2026, the Company committed
to a plan to sell the Logan mining assets
and determined
that
all the
criteria
to
classify
assets and
liabilities as
held for
sale were
met. These
assets
are
part of
the Company’s
U.S. segment,
located
in the State
of
West Virginia
.
The Logan mine asset
has been idle
since March
27, 2026 and
does
not form
part of
the Company’s
core business
strategy.
Upon classification
as held for sale, the Company performed
an impairment assessment in accordance
with ASC
360-10-35-43.
Refer to
Note 4.
“Impairment of
Assets”
for
further information.
The following
table provides
Logan’s major classes
of
assets and
liabilities classified
as held for
sale as of
June
30, 2026:
(in US$ thousands) June 30, 2026
Trade
receivables,
net
$
9,770
Inventories,
net
12,137
Other current
assets
1,239
Property,
plant and
equipment,
net
27,095
Other noncurrent
assets
1,634
Total
assets
held for
sale
$
51,875
Accounts
payable
$
896
Accrued
expenses
and other
current liabilities
2,368
Contract obligations
19,602
Asset
retirement obligations
27,839
Total
liabilities
associated
with assets
held for
sale
$
50,705
On May
21, 2026,
the Company
entered into
the MIPA
to sell
all of
the membership
interests
in Coronado
Coal
II LLC, which holds
the Logan Mining
Complex
and related
assets and
liabilities,
to Phoenix Coal
Holdings,
LLC,
for nominal consideration.
The Disposal
Group was classified
as held for sale at
June 30, 2026 and measured at
the lower
of
its carrying
amount
and fair value
less costs
to sell. The
sale was
completed
on July
31, 2026,
and
no
gain or
loss
is expected
to
be recorded.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
15
6.
Inventories
(in US$ thousands)
June 30,
2026
December 31,
2025
Raw coal $
20,793
$
35,006
Saleable
coal
103,298
80,174
Total
coal
inventories
124,091
115,180
Supplies
and other
inventory
83,653
79,985
Total
inventories
$
207,744
$
195,165
Coal inventories
measured
at their
net realizable
value were
$
39.6
million
and $
41.2
million
as at June
30, 2026
and December
31, 2025,
respectively,
and form
part of
total
coal
inventories.
7. Other Assets
(in US$ thousands)
June 30,
2026
December 31,
2025
Other current
assets
Prepayments $
39,912
$
43,797
Long
service leave
receivable
7,668
7,560
Deposits
to
acquire capital
items
16,272
10,781
Derivative
assets
(refer to
Note 16. Derivatives
and Fair Value
Measurement)
—
2,523
Stanwell receivable
14,196
—
Other
17,669
23,017
Total
other current
assets
$
95,717
$
87,678
8.
Property,
Plant
and Equipment
(in US$ thousands)
June 30,
2026
December 31,
2025
Land $
24,029
$
29,008
Buildings
and improvements
142,762
138,771
Plant, machinery,
mining equipment
and transportation
vehicles
1,258,397
1,516,095
Mineral rights
and reserves
245,473
370,393
Office
and computer
equipment
20,235
20,063
Mine development
674,390
694,779
Asset
retirement obligation
asset
66,689
79,094
Construction
in process
92,261
103,011
Total
cost
of
property,
plant and
equipment
2,524,236
2,951,214
Less: accumulated
depreciation,
depletion,
amortization
and impairment
1,090,854
1,296,759
Property,
plant and
equipment,
net
$
1,433,382
$
1,654,455
9.
Accrued
Expenses
and Other
Current
Liabilities
Accrued
expenses
and other
current liabilities
consist
of
the following:
(in US$ thousands)
June 30,
2026
December 31,
2025
Wages
and employee
benefits
$
37,758
$
42,652
Taxes
other than
income
taxes
7,156
6,440
Accrued
royalties
24,714
37,818
Accrued
freight
costs
35,784
40,964
Accrued
mining fees
125,784
132,754
Other liabilities
19,470
15,404
Total
accrued
expenses
and other
current liabilities
$
250,666
$
276,032

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
16
10.
Leases
During the
six months ended
June 30, 2026,
the Company
entered into a number
of
agreements to lease
mining
equipment.
Based
on
the
Company’s
assessment
of
terms
within
these
agreements,
the
Company
classified
these
leases as
operating leases.
On mobilization
of
these leased
mining
equipment,
the Company
recognized
right-of-use
assets
and operating
lease liabilities
of
$
21.8
million.
Information
related to
the Company’s
right-of-use
assets
and related
lease liabilities
are as follows:
Three months ended Six months ended
(in US$ thousands) June 30, 2026 June 30, 2025 June 30, 2026 June 30, 2025
Operating lease
costs
$
10,707
$
9,008
$
19,887
$
17,325
Cash paid
for
operating
lease liabilities
8,578
5,968
15,437
11,532
Finance lease
costs:
Amortization
of
right-of-use
assets
1,095
599
2,163
732
Interest on
lease liabilities
648
421
1,328
459
Total
finance
lease costs
$
1,743
$
1,020
$
3,491
$
1,191
(in US$ thousands)
June 30,
2026
December 31,
2025
Assets
Operating leases:
Operating lease
right-of-use
assets
$
94,872
$
86,481
Finance leases:
Property
and equipment
37,083
36,133
Accumulated
depreciation
(5,132)
(2,721)
Property
and equipment,
net
31,951
33,412
Liabilities
Current operating
lease obligations
34,558
26,348
Operating lease
liabilities,
less current portion
67,171
66,493
Total
Operating
lease liabilities
101,729
92,841
Current finance
lease obligations
8,319
7,952
Finance lease
liabilities,
less current portion
15,039
17,373
Total
Finance
lease liabilities
23,358
25,325
Current lease
obligation
42,877
34,300
Non-current
lease obligation
82,210
83,866
Total
Lease liability
$
125,087
$
118,166
June 30,
2026
December 31,
2025
Weighted
Average
Remaining
Lease
Term
(Years)
Weighted
average
remaining lease
term – finance
leases
2.7
3.2
Weighted
average
remaining lease
term – operating
leases
2.9
3.3
Weighted
Average
Discount
Rate
Weighted
discount
rate – finance
lease
10.8%
10.8%
Weighted
discount
rate – operating
lease
10.4%
9.5%

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
17
The
Company’s
operating
and
finance
leases
have
remaining
lease
terms
of
one year
to
four years
,
some
of
which include
options
to extend the terms where
the Company
deems it is reasonably
certain
the options
will be
exercised.
Maturities of
lease liabilities
as at June
30, 2026, are as follows:
(in US$ thousands)
Operating
Lease
Finance
Lease
Year
ending
December
31,
2026 $
20,811
$
5,680
2027
40,463
9,190
2028
36,920
8,547
2029
19,372
3,488
Total
lease payments
117,566
26,905
Less imputed
interest
(15,837)
(3,547)
Total
lease liability
$
101,729
$
23,358
11.
Interest
Bearing Liabilities
The following
is a summary
of
interest-bearing
liabilities
as at June
30, 2026:
(in US$ thousands)
June 30, 2026 December 31, 2025
Weighted Average
Interest Rate at
June 30, 2026
Final
Maturity
9.250
%
Senior Secured
Notes
$
400,000
$
400,000
9.99
% (2)
2029
ABL Facility
279,270
272,115
9
.00%
2030
Loan -
Curragh Housing
Transaction
24,489
24,748
14.14
% (2)
2034
Debt
issuance costs
(1)
(9,133)
(10,203)
Total
interest
bearing liabilities
694,626
686,660
Less: current
portion
(1,829)
(1,671)
Non-current
interest-bearing
liabilities
$
692,797
$
684,989
(1)
Relates to debt issuance
costs in
connection with
the
Notes and Curragh
Housing Transaction
(each as defined
below)
loan.
Deferred
debt issuance costs incurred
in connection
with the establishment
of the
ABL
Facility (as defined
below) have
been included
within
"Other
non
-current
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
each year.
The Notes
mature on
October
1, 2029
and
are
senior secured
obligations
of
Coronado
Finance Pty
Ltd,
as issuer,
or the Issuer.
The terms
of
the Notes are governed
by an
indenture,
or the Indenture,
dated as
of
October 2,
2024, among
the
Issuer,
Coronado
Global
Resources
Inc.,
as
guarantor,
the
subsidiaries
of
Coronado
Global
Resources
Inc.
named therein
as additional
guarantors
(collectively
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
30, 2026
18
The Notes
are guaranteed on a
senior secured
basis by
the Company and certain of
the Company’s subsidiaries
that guarantee,
or
are a
borrower,
under
the Company’s
ABL
Facility or
certain
other debt
and secured
by (i)
a
first
-priority lien on
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
,
or collectively,
the ABL
Priority
Collateral)
and
(ii) a second
-priority lien
on the ABL
Priority
Collateral,
which is
junior
to a
first
-priority lien for
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
June 30, 2026, the Company
was in compliance
with all applicable
covenants
under the Indenture.
The carrying value of debt issuance costs,
recorded as a deduction of
the Notes, was $
8.1
million and $
9.2
million
at June 30,
2026 and December
31, 2025,
respectively.
Asset
Based Revolving
Credit Facility
On
November
27,
2025,
or
the
Amendment
Date,
the
Company,
Coronado
Finance
Pty
Ltd,
an
Australian
proprietary
company
and a
wholly owned
subsidiary
of
the Company,
Coronado
Curragh
Pty Ltd,
an Australian
proprietary company
and wholly owned
subsidiary
of
the Company (together with Coronado
Finance Pty
Ltd, the
Borrowers), and
the other guarantors
party thereto
(collectively
with the Company,
the Guarantors,
and, together
with
the
Company
and
the
Borrowers,
the
Obligors
), entered
into
an
asset-based
lending
facility,
or
the
ABL
Facility,
for
an
initial
aggregate
principal
amount
of
$
265.0
million
(A$
406.6
million)
with
Global
Loan
Agency
Services
Australia
Pty
Ltd,
as the
Administrative
Agent,
Global
Loan
Agency
Services
Australia
Nominees
Pty
Ltd,
as Collateral Agent,
and Stanwell Corpor
ation Limited,
or Stanwell,
as Lender.
The ABL Facility is a revolving credit
facility that matures
in
five years
. Availability
under the ABL Facility is limited
to an
eligible borrowing
base,
determined
by
applying
customary
advance
rates
to
eligible accounts
receivable
and inventory.
Borrowings
under
the ABL
Facility
bear
interest
at a
rate of
9
%
per
annum, which
may
increase
to
12
% per
annum depending
on the level
of
the Borrowing
Base Ratio.
As of
June 30,
2026, the aggregate
principal amount
outstanding
of
the ABL Facility
was $
279.3
million
(A$
406.6
million), including $
14.3
million of foreign currency loss on translation to U.S. dollars, being the functional currency
of
Coronado
Finance Pty
Ltd.
Amounts
outstanding
under
the ABL
Facility
are
secured
by (i)
a first
-priority lien
in the
ABL
Priority
Collateral,
and (ii) a second-priority
lien on substantially all of
the Company’s assets
and the assets of
the other Guarantors,
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
30, 2026
19
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
As of
June 30, 2026,
the Borrowing
Base Ratio
exceeded
the specified
minimum
threshold
and
no
review event
occurred
under the
ABL Facility.
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
Note 12.
“Stanwell Liabilities
”
for
further information.
The carrying
value of
debt issuance
costs,
recorded as
“Other
non-current
assets”
in the
Consolidated
Balance
Sheets, was
$
0.9
million and $
1.0
million, as of
June 30, 2026 and June 30,
2025, respectively,
and is amortized
ratably
over the
term of
the ABL Facility.
Loan –
Curragh Housing
Transaction
On
May
16,
2024,
the
Company
completed
an
agreement
for
accommodation
services
and
the
sale
and
leaseback
of
housing
and
accommodation
assets
with
a
regional
infrastructure
and
accommodation
service
provider,
or collectively,
the Curragh Housing Transaction.
Refer to Note 13.
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
23.5
million
as of
June 30, 2026, $
1.8
million
of
which is classified
as a current liability.
12.
Stanwell
Liabilities
(in US$ thousands) June 30, 2026
December 31,
2025
Current
Stanwell Reserved
Area deferred
consideration
$
15,805
$
—
Stanwell Prepaid
coal
supply
liability
13,104
—
$
28,909
$
—
Non-current
Stanwell Reserved
Area deferred
consideration
$
362,318
$
346,768
Stanwell Prepaid
coal
supply
liability
164,902
155,027
Stanwell Prepayment
and deferred
payment
65,270
—
$
592,490
$
501,795

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
20
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
second
quarter of
2027. The
accretion
of
the deferred
consideration
liability
is
recognized
within
“Interest
expense,
net”
in
the
Condensed
Consolidated
Statements
of
Operations
and Comprehensive
Income. The
right-to-mine-asset
is amortized
over
the coal
reserves mined
from
the SRA.
Stanwell –
Prepaid
Coal Supply
Liability
On June 10, 2025,
the Company and Stanwell
entered into a deed
of
amendment, or the First Amendment Deed,
and amended the
New Coal Supply Agreement
dated July 12, 2019, or the NCSA,
and the Amended Coal Supply
Agreement,
or
the
ACSA,
whereby
Stanwell
provided
near-term
liquidity
to
the
Company
in exchange
for the
supply
of
additional
tonnage
of
thermal coal
under the NCSA.
The First
Amendment
Deed included
a prepayment
for thermal
coal
and a rebate
waiver and
deferral
from
April
2025 to December
2025, both
of
which will be settled
through
reduction
of
the gross proceeds
to be received on
the physical
delivery
of
thermal
coal
to Stanwell,
expected
to
commence
in the
second
quarter
of
2027, or
the
NCSA
Supply
Commencement
Date,
of
up
to
0.8
MMt
per
annum
over
five years
,
or
until
such
time
that
the
obligation
is fully
settled.
This prepaid
coal
supply
liability
bears interest
at
13
% per
annum.
As of
June
30,
2026,
the carrying
value
of
the
Stanwell
prepaid
coal
supply
liability
,
including
the
prepayment
and the rebate
waiver and
deferral
liability,
was $
178.0
million
(A$
250.7
million).
For
the three
and
six
months
ended
June 30,
2026,
the
Company
recognized
interest
expense
of
$
5.9
million
(A$
8.4
million) and $
11.1
million (A$
15.8
million), respectively,
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
the waiver discussed
below);
●
a deferral
of
the Company’s
obligations
to deliver certain values
of
coal to Stanwell
for prepaid
amounts
under the
First Amendment
Deed
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
30, 2026
21
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
June 30,
2026, the carrying
amount,
including accrued
interest,
of
the Prepayment
and Deferred
Payment
Balance was $
65.3
million and classified
as
non-current liability.
No government
assistance income
was recorded
during the
three and
six
months
ended June
30,
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
June 30,
2026, cumulative
rebate
amounts
of
$
48.8
million
would
have been
payable
absent
the
waiver.
No liability
was recognized
as of
June 30,
2026
in respect
of
the waived
rebate amounts
because the
Company
had not been required
to seek Stanwell’s
consent in connection
with any proposed
change or cessation of
control
as of
that date.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
22
13. Other
Financial Liabilities
The following
is a summary
of
other financial
liabilities
as at June
30, 2026:
(in US$ thousands)
June 30, 2026
December 31,
2025
Collateralized
financial
liabilities
- Curragh Housing Transaction
$
20,973
$
21,195
Derivative
liability
(refer to
Note 16. "Derivatives
and Fair Value
Measurement")
869
—
Debt
issuance costs
(844)
(883)
Total
other financial
liabilities
20,998
20,312
Less: current
portion
(2,436)
(1,424)
Non-current
other financial
liabilities
$
18,562
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
$
0.8
million, was $
20.1
million
as at June
30,
2026, $
1.6
million
of
which is classified
as a current liability.
14.
Income Taxes
For the
six
months
ended
June
30,
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
3.2
%. This
rate is impacted
by inclusion
of
a current
year valuation
allowance
relating
to both
the Australia
and
the U.S.
operations.
Accordingly,
the Company
had
an income
tax benefit
of
$
12.9
million based
on a loss
before
tax of
$
430.9
million for
the six months ended
June
30, 2026, which
includes
discrete
expense of
$
0.7
million.
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
June
30,
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
30, 2026
23
15.
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
2026 2025 2026 2025
Numerator:
Net loss
attributable
to
Company
stockholders
$
(99,429)
$
(76,203)
$
(418,019)
$
(172,401)
Denominator
(in thousands):
Weighted
average
shares
of
common
stock
outstanding
167,645
167,645
167,645
167,645
Weighted
average
diluted
shares of
common
stock
outstanding
167,645
167,645
167,645
167,645
Loss
Per Share (US$):
Basic
(0.59)
(0.45)
(2.49)
(1.03)
Diluted
(0.59)
(0.45)
(2.49)
(1.03)
The Company’s
common
stock
is publicly
traded
on the ASX
in the form
of
CDIs, convertible
at the option
of
the holders
into
shares of
the Company’s
common
stock
on a
10
-for-1
basis.
16.
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
and fre
quently
monitoring
their financial
condition.
Forward
foreign currency
contracts
The Company’s
Australian
Operations
utilize the
cash generated
from
US$ denominated coal
sales revenues
to
fund operating
costs,
which are predominantly
in A$.
During the
six
months
ended June
30,
2026, the Company
entered into
forward foreign
currency
contracts
to hedge
its foreign
exchange
exposure
on a portion
of
the US$
denominated
coal
sales revenue
at its
Australian Operations,
whose functional
currency is
A$.
The aggregate
notional
amount
of
the outstanding
forward
foreign
currency
derivative
contracts
designated
as
cash
flow
hedges
was
$
40.0
million
as
at
June
30,
2026,
maturing
in
July
2026.
Given
the
forward
foreign
currency
contracts
were designated
as cash
flow hedges,
the unrealized
loss of
$
0.9
million
was recognized
in
“Accumulated
other
comprehensive
loss” at
June 30,
2026
in the
unaudited
Condensed
Consolidated
Balance
Sheet,
and
will
be
reclassified
into
“Coal
revenues”
in the
Condensed
Consolidated
Statements
of
Operations
and
Comprehensive
Income
in the
period
in which
the
hedged
transaction
impacts
income,
expected
to
be
in
July 2026.
Refer to
Note 17.
“Accumulated
Other Comprehensive
Losses.”
As of
June 30,
2026,
the Company
recognized
a
derivative
liability
of
$
0.9
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
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
24
The following
table presents
the details
of
outstanding
foreign
currency contracts:
June 30, 2026 December 31, 2025
Notional
amount
(thousands)
Unit of
measure
Varying
maturity
dates
Notional
amount
(thousands)
Unit of
measure
Varying
maturity
dates
Designated
forward
foreign
currency
contracts
40,000
US$ July 2026
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
0.9
million
and
derivative
asset
of
$
2.5
million,
respectively,
were
required
to
be
measured
at
fair
value on
a recurring
basis
based on
a valuation
that
is corroborated
by
the use
of
market-based
pricing
(Level
2).
Financial
Instruments
Measured
on a Nonrecurring
Basis
Other than the estimated
fair value
of
the assets described
in Note 4. “Impairment of
assets”
and Note 5. “Assets
held for
sale”,
which are
Level 3
fair value,
there
were
no
other
assets
and liabilities
that
were measured
at fair
value on
a nonrecurring
basis
as of
June 30, 2026, and December
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
d
fair value
due to
the short
maturity of
these instruments.
●
Restricted
deposits,
lease
liabilities
and
other
financial
liabilities:
The
fair
values
approximate
d
the
carrying values
reported
in the unaudited
Condensed
Consolidated
Balance Sheets.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
25
●
Interest bearing liabilities:
The Company’s
outstanding interest-bearing
liabilities are carried
at amortized
cost.
As of
June 30, 2026, the fair
value of
the amounts
drawn under the
ABL Facility
approximate
d
the
carrying
value reported
in the
consolidated
balance sheets.
The estimated
fair value
of
the Notes
as of
June
30, 2026
was approximately
$
364.8
million
based
upon
quoted
market
prices
in a
market
that
is
not considered
active
(Level 2).
The estimated
fair value
of
the Curragh
Housing loan
was $
25.2
million
based
upon
unobservable
inputs
(Level 3).
17.
Accumulated
Other
Comprehensive
Losses
The Company’s
Accumulated
Other Comprehensive
Losses consisted
of foreign currency translation adjustment
for subsidiaries
for which the functional
currency is different
than the Company’s functional
currency (U.S. dollar)
and
net unrealized
gains (losses)
on
forward foreign
currency
contracts
designated
as cash
flow hedges
as of
June 30,
2026, were
as follow:
(in US$ thousands)
Foreign
currency
translation
adjustments
Net unrealized
gain on cash
flow hedge -
forward foreign
currency
contracts Total
Balance
at December
31, 2025
$
(122,923)
2,479
$
(120,444)
Net current-period
other comprehensive
losses:
(Loss) gain
in other comprehensive
income
before
reclassifications
(6,728)
2,349
(4,379)
Gain on
long-term intra-entity
foreign
currency transactions
10,162
—
10,162
Gain reclassified
from
accumulated
other comprehensive
losses
—
(5,697)
(5,697)
Total
net current-period
other comprehensive
losses
3,434
(3,348)
86
Balance
at June 30,
2026
$
(119,489)
(869)
$
(120,358)
18.
Commitments
(a)
Mineral Leases
The
Company
leases
mineral
interests
and
surface
rights
from
land
owners
under
various
terms
and
royalty
rates. The
future minimum
royalties and
lease rental
payments under
these
leases as
of
June 30, 2026 were
as
follows:
(in US$ thousands) Amount
Year
ending
December
31,
2026 $
3,277
2027
4,321
2028
4,288
2029
4,282
2030
7,837
Thereafter
19,863
Total $
43,868
Mineral
leases are
not in scope
of
ASC 842
and continue
to
be accounted
for under
the guidance
in ASC
932,
Extractive
Activities
– Mining.
(b)
Other commitments
As of
June 30, 2026,
purchase
commitments
for capital
expenditures
were $
8.1
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
As of
June
30,
2026,
these
Australian
and
U.S.
commitments
under
take-or-pay
arrangements
totaled
$
553.0
million,
of
which the
Company
is obliged
to
pay
approximately
$
101.9
million
within the next twelve
months.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
26
19.
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
or off
-balance sheet
financial
instruments.
For
the U.S.
Operations,
in order
to
provide
the
required
financial
assurance
for post
mining
reclamation,
the
Company generally
uses surety bonds.
The Company uses surety bonds
and bank letters of credit to collateralize
certain
other
obligations
including
contractual
obligations
under
workers’
compensation
insurance.
As of
June
30, 2026,
the
Company
had
outstanding
surety
bonds
and
cash-backed
bank guarantees
of
$
20.0
million
and
$
10.0
million,
respectively.
Following
completion
of
the
Logan
sale,
$
16.8
million
of
surety
bonds
and
$
10.0
million
of
cash-backed
bank guarantees
are expected
to
be released.
For the Australian Operations,
as at June 30, 2026, the Company
had cash-backed
bank guarantees
outstanding
of
$
36.6
million,
primarily in
respect
of
certain rail and port
take-or-pay
arrangements of
the Company.
As of
June 30,
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
151.7
million
and
$
141.7
million
as of
June 30,
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
20.
Subsequent
Events
Glencore
Prepayment Agreements
On August
7, 2026, subsidiaries
of
the Company entered
into
two
concurrent
offtake
agreements with Glencore,
under which
Glencore agreed
to
advance prepayments
of
up to
$
75.0
million
in aggregate.
●
The prepayments
bear interest at
14
%
per annum on
the outstanding
balance.
●
The
term
is
twelve months
, over
which
the prepayments
are
reimbursed
by
applying
the value
of
coal
delivered
against
the outstanding
balance
in accordance
with a
contractual
schedule
that
reduces
the
permitted
balances
to
nil by the
end
of
the term. Any
amount
outstanding
at
final maturity
is payable
in
cash.
●
Failure to meet minimum
delivery quantities or the
reimbursement
schedule
within specified
cure periods
is an event of default, upon which
the outstanding balance and
accrued interest become
payable in cash.
●
The agreements
contain
undertakings
customary
for arrangements
of
this type,
including restrictions
on
the incurrence of
indebtedness,
on disposals of coal and of assets in
coal production,
and on
the payment
of
dividends
while an event of
default
is continuing.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
27
REPORT OF
INDEPENDENT
REGISTERED
PUBLIC
ACCOUNTING
FIRM
To
the Stockholders
and Board
of Directors
of Coronado
Global Resources
Inc.
Results
of Review
of Interim Financial
Statements
We
have
reviewed
the
accompanying
condensed
consolidated
balance
sheet
of
Coronado
Global
Resources
Inc.
(the
Company)
as
of
June
30,
2026,
the
related
condensed
consolidated
statements
of
operations
and
comprehensive
income
for the
three
and
six-month
s
periods
ended
June
30,
2026
and
2025,
the
condensed
consolidated
statements
of
stockholders’
equity
for the
three
and
six-month
periods
ended
June 30,
2026 and
2025, the condensed
consolidated
statements of
cash flows
for the six-month periods
ended June
30, 2026 and
2025,
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
2026

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
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
contains “forward
-looking
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
similar words
.
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
or otherwise
;
●
the prices
we receive for
our coal
;
●
our ability
to
generate sufficient
cash to
service our
indebtedness
and other
obligations;
●
our
ability
to
provide
appropriate
financial
assurances
for
our
obligations
under
applicable
laws
and
regulations,
including our
ability to
provide
applicable
surety of
Curragh’s Estimated
Rehabilitation
Cost
under the
Financial
Provisioning
Scheme;
●
risks inherent
to mining operations
,
such as adverse
weather conditions,
which could impact
the amount
of
coal produced,
cause delays
in or suspen
sion of
coal deliveries,
or increase
the cost
of
operating our
business;
●
risks
unique
to
international
mining
and
trading
operations,
including
any
changes
in
tariffs
or
tariff
policies
and other
barriers to
trade;
●
uncertainty
in
global
economic
conditions,
including
the
extent,
duration
and
impact
of
ongoing
civil
unrest and wars, as well as risks related to government
actions with respect to trade agreements,
treaties
or policies;

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
29
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
their contractua
l
obligations
to
us;
●
our indebtedness
and ability to
comply
with the
covenants and
other undertakings
under the agreements
governing
such indebtedness;
●
our
ability
to
collect
payments
from
our
customers
depending
on
their
creditworthiness,
contractual
performance
or otherwise;
●
the demand
for
steel products,
which impacts
the demand
for
our metallurgical,
or Met,
coal;
●
the loss
of,
or significant
reduction
in, purchases
by
our largest
customers
;
●
unfavorable
economic
and financial
market conditions;
●
our ability
to
continue acquiring
and developing
coal
reserves that are economically
recoverable;
●
uncertainties
in estimating
our economically
recoverable
coal
reserves;
●
transportation
for
our coal
becoming
unavailable or
uneconomic
for
our customers
;
●
the risk
that
we
may
be
required
to
pay
for unused
capacity
pursuant
to
the
terms
of
our
take-or-pay
arrangements
with rail and
port
operators
;
●
our ability
to
retain key personnel
and attract
qualified
personnel;
●
any failure
to
maintain satisfactory
labor
relations;
●
our ability
to
obtain,
renew or maintain permits
and consents
necessary for
our operations
;
●
potential costs
or liability under
applicable
environmental
laws and
regulations, including
with respect
to
any
exposure
to
hazardous
substances
caused
by
our
operations,
as
well
as
any
environmental
contamination
our properties
may have or
our operations
may cause
;
●
extensive
regulation of
our mining
operations
and future
regulations
and developments;
●
assumptions
underlying
our asset
retirement obligations
for
reclamation and
mine closures;
●
any cyber
-attacks or
other security
breaches that
disrupt
our operations
or result
in the dissemination
of
proprietary
or confidential
information
about
us, our
customers
or other
third parties
;
●
the risk that we
may not recover
our investments
in our mining,
exploration
and other assets,
which may
require us
to
recognize or
continue to
recognize impairment
charges related
to
those
assets;
●
risks
related to
divestitures
and acquisitions
;
●
the risk that diversity
in interpretation
and application
of
accounting
principles
in the
mining industry
may
impact
our reported
financial
results;
and
●
other
risks
and
uncertainties
detailed
herein,
including,
but
not
limited
to,
those
discussed
in
“Risk
Factors,”
set forth
in Part II, Item 1A of
this Quarterly Report
on Form
10-Q.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
30
We
make
many
of
our
forward-looking
statements
based
on
our
operating
budgets
and
forecasts,
which
are
based
upon
detailed
assumptions.
While
we believe
that our
assumptions
are
reasonable,
we caution
that it
is
very difficult
to predict
the impact of
known factors,
and it is
impossible
for us to
anticipate
all
factors
that could
affect
our actual results
.
See Part
I, Item
1A. “Risk
Factors”
of
our Annual
Report
on Form
10-K for
the year
ended December
31, 2025
,
filed
with the
SEC
and
ASX
on
March 3,
2026,
and
Part
II, Item
1A. “Risk
Factors”
of
our
Quarterly
Report
on
Form 10-Q
for the three months ended
March 31, 2026,
filed
with the SEC and ASX on May
11, 2026,
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
communicatio
ns. You
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
produced
,
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
interest-bearing liabilities
.
In the
current period,
management
revised the
metric in
item (v) above
from
average
segment
mining
costs
per
Mt sold
(previously
defined
as mining costs
divided
by sales volumes,
excluding
non-produced
coal) to
average
segment
mining
cash costs
per
Mt prod
uced (defined
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
and is
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
10-Q June
30, 2026
31
Non-GAAP
financial measures
are intended
to provide
additional
information
only and do not
have any standard
meaning
prescribed
by U.S.
GAAP.
These measures
should not
be considered
in isolation
or as a substitute
for
measures
of
performance
prepared
in accordance
with U.S.
GAAP.
Adjusted
EBITDA, a non
-GAAP measure,
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
Segment
Adjusted
EBITDA
is
defined
as
Adjusted
EBITDA
by
operating
and
reporting
segment,
adjusted
for
certain
transactions,
eliminations
or
adjustments
that
our
CODM
does
not
consider
for
making
decisions
to
allocate
resources
among
segments
or
assessing
segment
performance.
Adjusted
EBITDA
and
Segment
Adjusted
EBITDA
are
used
as
supplemental
financial
measures
by management
and
by external
users
of
our
financial
statements,
such as
investors,
industry
analysts
and
lenders,
to assess
the
operating
performance
of
our business.
Mining
cash
costs,
a non-GAAP
measure,
is based
on
reported
cost
of
coal
revenues,
which
is shown
on
our
statement
of operations and comprehensive
income exclusive of inventory
movements,
freight expense,
Stanwell
rebate,
other
royalties,
depreciation,
depletion
and
amortization,
and
selling,
general
and
administrative
expenses,
adjusted
for
other
items
that
do
not relate
directly
to
the
costs
incurred
to
produce
coal
at
a mine.
Mining cash costs exclude these
cost components
as our
CODM does not view these costs
as
directly attributable
to
the
production
of
coal.
Mining
cash
costs
is
used
as
a
supplemental
financial
measure
by
management,
providing
an accurate view of
the costs
directly attributable
to the production
of coal at our mining segments, and
by external users of our financial
statements, such as investors,
industry analysts
and ratings agencies, to assess
our mine operating
performance
in comparison
to the mine operating
performance
of
other companies
in the
coal
industry.
About Coronado
Global Resources
Inc.
We are
a producer,
global
marketer and
exporter
of
high-quality Met
coal products.
We own a portfolio
of mines
and development
projects
in Queensland, Australia, and
in the states of
Virginia, West Virginia
and Pennsylvania
in the United
States.
Our
Australian
Operations
comprise
the
100%-owned
Curragh
producing
mine
complex.
Our
U.S.
Operations
comprise
a
100%-owned
producing
mine
complex
(Buchanan)
and
a
development
propert
y
(Mon
Valley).
In
addition
to
Met
coal,
our
Australian
Operations
sell
thermal
coal,
which
is
used
to
generate
electricity,
domestically
to Stanwell and
in the export
market. Our
U.S. Operations
primarily
focus
on the production
of
Met
coal for
the North American domestic
and seaborne export markets and
also produce
and sell some thermal coal
that is
extracted
in the process
of
mining Met
coal.
Overview
The
Company’s
operating
performance
improved
during
the
three
months
ended
June
30,
2026,
following
significant
wet-weather
impacts
and
temporary
suspension
of
the
Mammoth
Underground
Operations
at
our
Australian
Operations
experienced
in the
first
quarter of
2026, delivering
higher production
for the three months
ended June
30, 2026,
compared
to
the three
months
ended
March 31,
2026,
and
return
to positive
EBITDA
in
the second
quarter of
2026, reflecting
the Company’s
focus
on operational
execution
and asset
optimization.
At our Australian Operations,
production
rebounded following
completion
of the Coal Handling Preparation Plant,
or CHPP,
maintenance
shutdown,
achieving
record
quarterly
operating
hours
for the
three
months
ended June
30,
2026,
and
improved
operating
condi
tions
following
the
significant
wet-weather
events
and
temporary
suspension
of
Mammoth
Underground
Operations
experienced
in the first
quarter of
2026. The improved
CHPP
performance
supported
higher
throughput
and
production
of
profitable
Met
coals,
reflecting
our
focus
on
optimizing
asset performance
and generating
greater value from
our operations.
Our U.S.
Operations
continued
to benefit
from
the Buchanan expansion
project
and the
return of
both longwalls
to production,
establishing
a higher operating run-rate
and achieving
record run-of-mine,
or ROM, production
for
the three and
six
months
ended Ju
ne 30, 2026.
The
Company’s
ROM
production
of
6.4 MMt
and
saleable
production
of
4.1
MMt
for
the three
months
ended
June 30,
2026, were
18.4% and 39.3%
higher,
respectively,
than the three months
ended March
31, 2026.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
32
The
Australian
Premium
Low
Volatile
Hard Coking
Coal
index,
or
AUS
PLV
HCC,
averaged
$238.3
per
Mt for
the three months
ended June
30, 2026, $54.1
per Mt
higher compared
to the same
period in
2025, and
$3.6 per
Mt higher compared
to
the three months
ended March
31, 2026.
Following
the recovery in late
2025 into early 2026,
coking
coal index prices
remained broadly
stable through the
quarter ending June 30, 2026, supported
by balanced seaborne supply and steady demand
from key steelmaking
regions. Market
conditions
reflect continued
demand
outside
of
China, particularly
from
India, and a
recovery
in
supply
following
wet-weather
related disruptions
in Queensland experienced
earlier in
the year.
Met
coal sales
represented
75.9%
of
our total
volume
of
coal sold
and
91.8%
of
total coal
revenues
for the
six
months
ended
June 30,
2026
compared
to 70.4%
and 94.2%,
respectively,
for the
six months
ended
June 30,
2025.
Coal
revenues
were
$966.9
million
for
the
six
months
ended
June
30,
2026,
an
increase
of
$66.1
million
compared
to the same
period in
2025. The increase
was primarily
driven by the
average
realized Met
coal price,
which was
$18.2
per Mt
sold
higher compared
to the
six
months
ended June
30, 2025,
partially
offset
by sales
volumes
which were
0.1 MMt
lower compared
to
the 2025 period.
Mining cash costs
for the six months ended June 30, 2026, were $83.0
million higher compared
to the six months
ended June
30,
2025. The
increase in
mining cash
costs
was primarily
attributed
to higher
subcontractor
costs,
due
to
higher
overburden
removal,
higher
repairs
and
maintenance
costs
resulting
from
the
damage
to
key
infrastructure
experienced
in the first quarter of
2026,
higher fuel costs
and an unfavorable foreign
exchange rate
of
A$/US$ $0.70 compared
to
$0.63 during the
six
months
ended
June 30,
2025.
In
response
to
the
challenging
operating
environment,
management
has
identified
and
commenced
implementation
of
operational improvement
s, a broader structural reset
and cost
reduction initiatives
,
primarily at
our
Australian
Operations,
targeting
improvements
in
contractor
management,
procurement
practices,
and
operational
efficiency.
In addition,
Coronado
continues
to
undertake
initiatives
to enhance
liquidity
and
reduce
operating and
capital costs
across the
Company,
while optimizing
the business
to
deliver greater value
over the
long
term.
Liquidity
and Going
Concern
Coronado
had available
liquidity,
in the form of
cash and cash equivalents,
of
$97.7 million
as of
June 30, 2026.
As
of
June
30,
2026,
Coronado
had
$703.8
million
aggregate
principal
amount
of
interest-bearing
liabilities
outstanding
and cash
and cash
equivalents
of
$97.7 million
resulting in
net debt
of
$606.1 million.
With
respect
to
the
Company’s
financial
position,
we
concluded
that
the
Company’s
current
cash
and
cash
equivalents
and forecasted
cash flows will be sufficient
to fund its operations and satisfy its obligations
for at least
one year
from
the issuance
of
this Quarterly Report
on Form
10-Q.
On August
7, 2026, subsidiaries
of
the Company entered
into two concurrent
offtake
agreements with Glencore
.
Under
these
agreements,
Glencore
agreed
to
advance
prepayments
of
up
to
$75.0
million,
providing
the
Company
with an additional
source
of
near-term liquidity.
Logan mine
complex
During the
first
quarter of
2026, we idled operations
at the Logan Mining
Complex,
within our
U.S. Operations,
in
response to
sustained weakness
in the U.S. domestic
Met coal market.
The idling represented
a triggering
event
requiring
us to
assess
the
recoverability
of
the Logan
asset
group.
As the
carrying
amount
of
the
asset
group
exceeded its estimated
recoverable amount,
we recorded an impairment charge
of $159.8 million during the three
months
ended March
31, 2026
to
write it down
to
estimated
fair
value.
On May
21, 2026,
we entered
into the
MIPA
to
sell the Logan
Mining Complex
and related
assets and
liabilities
to Phoenix
Coal Holdings,
LLC, for nominal
consideration
subject to
customary
net working
capital adjustments.
The Disposal
Group was
classified
as held
for sale
at June
30,
2026
and
measured
at the
lower
of
its carrying
amount and
fair value less costs
to sell, resulting in an additional
impairment charge
of
$17.7 million for
the three
months
ended June
30,
2026, and
bringing the
total impairment
recognized
in respect
of
the Logan asset
group
to
$177.5 million for
the six
months
ended June
30, 2026.
The sale
was completed
on July
31,
2026, and no
gain or
loss
is expected
to
be recorded
.
Safety
For our Australian
Operations,
the twelve-month
rolling average
Total
Reportable
Injury Frequency
Rate at June
30, 2026,
was 4.0
9,
compared
to a
rate
of
3.62 at
the
end
of
December
31,
2025.
At our
U.S. Operations,
the
twelve-month
rolling
average
Total
Reportable
Incident
Rate at
June 30,
2026,
was 2.34,
compared
to a
rate of

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
33
2.30 at the end
of
December 31, 2025. Both
twelve-month
rolling
rates increased
relative to
December
31, 2025,
and remain
an area
of
continued
focus.
The
health
and
safety
of
our
workforce
is
our
number
one
priority
,
and
we
remain
focused
on
the
safety
and
wellbeing
of
all employees
and
contracting
parties.
Coronado
continues
to implement
safety
initiatives
with the
goal
of
improving
our safety
rates every quarter.
Segment
Reporting
In accordance
with ASC
280, Segment
Reporting,
we have
adopted
the following
reporting segments:
Australia
and
the
United
States.
In
addition,
“Other
and
Corporate”
is
not
a
reporting
segment
but
is
disclosed
for
the
purposes
of
reconciliation
to
our conso
lidated
financial
statements.
Three Months
Ended
June 30,
2026 Compared
to Three Months
Ended
June 30,
2025
Summary
The financial
and operational
results for
the three months
ended June
30, 2026 included:
●
Net loss
before
tax for the three months ended
June 30, 2026,
of
$100.8 million was
$33.1
million
higher
compared
to a net loss
before
tax of
$67.7 million for
the three months
ended June
30, 2025, which was
primarily
driven
by
higher
operating
costs,
a $17.7
million
additional
impairment
charge
for the
Logan
mine and
interest expense
,
partially
offset
by
higher coal
revenues.
●
Average realized
Met price
per Mt sold
of
$170.5 for the three
months
ended June
30,
2026, was
$22.1
per
Mt sold
higher
compared
to $148.4
per
Mt
sold
for the
same
period in
2025,
reflecting
recovery
in
seaborne
demand,
particularly
from
India
and
other
steelmaking
regions
outside
of
China, and
tighter
supply
conditions
.
●
Sales volume
of
3.5
MMt for
the three
months
ended June
30, 2026,
was 0.2
MMt lower
than the
three
months
ended June
30,
2025,
despite
saleable
production
increasing
by
0.4
MMt in
the
same
period.
Lower
sales volume
was driven
by
shipment
slippage
into
July 2026
at
both Australian
Operations
and
U.S. Operations,
a result of
port congestion
and co-shipper
delays impacting
sales for the month of
June
2026, and
resulted in
a material
increase in
saleable stocks
as of
June 30, 2026.
●
Adjusted
EBITDA
of
$6.8 million
for the
three
months
ended
June 30,
2026,
increased
by
$7.4 million
compared
to
an
Adjusted
EBITDA
loss
of
$0.6 million
for
the
same
period
in 2025.
The increase was
driven by
higher revenues,
a product
of
improved
pricing,
partially
offset
by
higher operating
costs.
●
As of
June 30, 2026, the Company
had net debt of
$606.1 million, consisting
of
$703.8 million aggregate
principal
amount
of
interest-bearing
liabilities
outstanding
,
less
cash
and
cash
equivalents
of
$97.7
million.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
34
Three months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 506,371 $ 459,337 $ 47,034
10.2%
Other revenues 7,758 8,542 (784)
(9.2)%
Total
revenues
514,129 467,879 46,250
9.9%
Costs
and expenses:
Cost
of
coal
revenues (exclusive
of
items
shown separately
below)
357,597 339,632 17,965
5.3%
Depreciation,
depletion
and amortization
46,186 45,508 678
1.5%
Freight expenses 93,801 62,706 31,095
49.6%
Stanwell rebate — 21,931 (21,931)
(100.0)%
Other royalties 44,570 38,014 6,556
17.2%
Selling,
general, and administrative
expenses
10,479 7,600 2,879
37.9%
Restructuring
costs
6,018 — 6,018
100.0%
Total
costs
and expenses
558,651 515,391 43,260
8.4%
Other income
(expenses):
Interest expense,
net
(35,425) (20,964) (14,461)
69.0%
Impairment
of
assets
(17,704) — (17,704)
100.0%
Loss
on debt
extinguishment
— (1,050) 1,050
(100.0)%
Decrease
(increase)
in provision
for
credit
losses
37 (183) 220
(120.2)%
Other,
net
(3,197) 1,972 (5,169)
(262.1)%
Total
other expenses,
net
(56,289) (20,225) (36,064)
178.3%
Net loss
before
tax
(100,811) (67,737) (33,074)
48.8%
Income tax
benefit
(expense)
1,382 (8,466) 9,848
(116.3)%
Net loss
attributable
to
Coronado
Global
Resources,
Inc.
$ (99,429) $ (76,203) $ (23,226)
30.5%
Coal Revenues
Coal
revenues
were
$506.4
million
for
the
three
months
ended
June
30,
2026,
an
increase
of
$47.0
million,
compared
to $459.3
million
for the
three
months
ended June
30,
2025. This
increase was
primarily
attributable
to
average
realized
Met
coal
prices
$22.1
per
Mt sold
higher,
partially
offset
by sales
volumes
0.2
MMt
lower
compared
to
the three months
ended June
30, 2025.
Cost of
Coal Revenues
(Exclusive
of Items
Shown Separately
Below)
Cost
of
coal revenues
consists
of
costs
related to produced
tons sold,
along
with changes
in both
the
volumes
and carrying
values of
coal inventory.
Cost of coal
revenues includes
items such
as direct operating
costs,
which
includes
employee
-related costs,
materials and supplies, contractor services,
coal handling and preparation costs
and production
taxes.
Total
cost
of
coal revenues was $357.6
million for
the three months
ended June
30, 2026, $18.0 million,
or 5.3%
higher,
compared
to
$339.6 million for
the three months
ended June
30, 2025.
Cost of
coal revenues for our Australian Operations
for the three months
ended June
30, 2026, was $68.9 million
higher
compared
to
the
same
period
in
2025,
largely
attributed
to
higher
overburden
removal,
as
production
recovered
following
significant
wet-weather
events
and
temporary
suspension
of
Mammoth
Underground
experienced
in the first
quarter of
2026, higher diesel fuel costs
and unfavorable
average foreign
exchange rates
on translation of our Australian Operations
for the three months ended June 30, 2026, of
A$/US$ $0.71 compared
to
$0.64
for
the same
period
in
2025.
This
increase
was
partially
offset
by higher
inventory
build
due
to
port
congestion
and co-shipper
delays
resulting
in sales
volume
slippage
into
July 2026.
Cost of
coal revenues for our U.S. Operations
for the three months ended
June 30, 2026, was $50.9 million
lower
compared
to the
three
months
ended June
30,
2025,
due to
the production
curtailment
and idling
of
the Logan
mine, partially offset
by higher
labor costs and operation of an additional longwall
at the Buchanan mine to
support
increased
production.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
35
Freight
Expenses
Freight
expenses
relate
to costs
associated
with
rail and
port
providers,
including
take-or-pay
commitments
at
our Australian Operations,
and demurrage costs.
Freight expenses
were $93.8 million for the three months ended
June
30,
2026,
an increase
of
$31.1
million,
compared
to
$62.7
million
for the
same
period
in 2025.
Our
U.S.
Operations
contributed
$21.2 million
of
the increase, primarily
driven by
higher coal
sales under
CFR
terms and
higher
rail
and
ocean
freight
charges
compare
d
to
the
three
months
ended
June
30,
2025.
Our
Australian
Operations
contributed
to
$9.9
million
of
the
increase
due
to
higher
volumes
railed
and
demurrage
costs
associated
with longer
vessel
times
at port.
Stanwell
Rebate
The Stanwell
rebate was
waived from
January 1, 2026 in
connection
with the Second
Amendment
Deed.
Other Royalties
Other royalties were $44.6 million
in the three months ended June 30, 2026, an increase
of $6.6 million compared
to
$38.0
million
for
the
three
months
ended
June
30,
2025,
driven
by
higher
export
coal
revenues
and
an
unfavorable
average foreign
exchange rate on
translation
of
our Australian Operations
.
Restructuring
Costs
Restructuring
costs
of
$6.0
million
for the
three
months
ended
June
30,
2026,
related
to
cost
associated
with
workforce
reduction
and external
consulting
services
in connection
with the
Company’s
transformation
initiative
to
optimize
coal
production
and alignment
of
cost
structure.
Interest
Expense, Net
Interest expense,
net was
$35.4 million
for the
three
months ended
June 30,
2026, an
increase
of
$14.4 million
compared to $21.0 million
for the three months ended
June 30, 2025. The increase
was driven by higher
average
indebtedness
resulting from
additional
borrowings
under the ABL Facility and other
Stanwell liabilities,
and lower
interest
income
earned
on
cash
equivalents
and
restricted
deposits
during
the
three
months
ended
June
30,
2026, compared
to
the same period
in 2025.
Impairment
of Non-core
Assets
During the three months
ended June
30, 2026, the Company
committed
to a plan to sell the Logan mining assets
and
classified
its assets
and
related
liabilities
as
held-for
-sale at
June 30,
2026, a
triggering
event
under ASC
360, requiring
the
Company
to
assess
the recoverability
of
the relevant asset
group.
The
Company
determined
that
the
estimated
fair
value
of
the
asset
group
did
not
exceed
its
carrying
value.
Accordingly,
the Company
recorded
an additional
impairment
charge
of
$17.7 million
against
long-lived
assets,
including
property,
plant and equipment
,
to write
down
the carrying
value
of
the asset group
to its
estimated fair
value.
Income Tax
Benefit
Income
tax
benefit
was
$1.4
million
for
the
three
months
ended
June
30,
2026,
a
decrease
of
$9.8
million
compared
to an
income tax
expense of
$8.4 million
for the three
months
ended June
30, 2025. The
decrease
in
income
tax
expense was
the
result
of
an effective
tax rate
of
3.2% for
the
three
months
ended
June 30,
2026,
compared
to
an effective
tax rate of
14.6% for
the three months
ended June
30, 2025.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
36
Six Months
Ended June
30, 2026
Compared to
Six Months
Ended June
30, 2025
Summary
The financial
and operational
results for
the six
months
ended June
30, 2026 included:
●
Net loss
before
tax of
$430.9 million for
the six
months
ended
June 30, 2026,
was $229.2 million
higher
compared
to $201.8
million
for the
six
months
ended
June
30, 2025.
Higher
net losses
were driven
by
higher
operating
costs,
impairment charge
s
and
higher interest
expense,
partially
offset
by higher coal
revenues.
●
Average realized
Met price of
$168.0 per Mt sold for
the six months ended
June 30, 2026, was $18.2 per
Mt higher
compared
to
$149.8
per
Mt sold
for the
same
period
in 2025,
primarily
driven
by higher
coal
price
indices,
which
reflected
production
disruptions
and
lower
export
availability
in
Australia,
supply
constraints
in China's
domestic
coking
coal market,
particularly
in the
first
quarter of
2026, and
a more
balanced
supply
-demand environment
during the
second
quarter of
2026, which
outweighed
relatively
soft
global
steel demand.
●
Sales volume
of
7.0 MMt for the six months
ended June
30, 2026,
was 0.1
million lower compared
to the
six
months
ended
June
30,
2025,
primarily
driven
by
the
idling
of
the
Logan
mine,
partially
offset
by
improved
production
and
sales
at
our
Australian
Operations
following
operational
disruptions
experienced
in the
first
quarter of
2026.
●
Adjusted
EBITDA
loss of
$82.5 million
for the
six months
ended
June 30,
2026,
was
$9.1 million
higher
compared
to $73.4
million
for the
six
months
ended
June 30,
2025.
The increase
in Adjusted
EBITDA
loss
was primarily
due to
higher operating
costs
exceeding
higher coal
revenues.
Six months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 966,862 $ 900,788 $ 66,074 7.3%
Other revenues 14,459 16,339 (1,880) (11.5%)
Total
revenues
981,321 917,127 64,194 7.0%
Costs
and expenses:
Cost
of
coal
revenues (exclusive
of
items
shown separately
below)
801,499 729,923 71,576 9.8%
Depreciation,
depletion
and amortization
89,523 86,029 3,494 4.1%
Freight expenses 179,524 122,894 56,630 46.1%
Stanwell rebate — 43,784 (43,784) (100.0%)
Other royalties 74,918 79,367 (4,449) (5.6%)
Selling,
general, and administrative
expenses
15,109 15,933 (824) (5.2%)
Restructuring
costs
6,018 — 6,018 100.0%
Total
costs
and expenses
1,166,591 1,077,930 88,661 8.2%
Other income
(expenses):
Interest expense,
net
(69,177) (38,862) (30,315) 78.0%
Impairment
of
assets
(177,459) — (177,459) 100.0%
Loss
on debt
extinguishment
— (1,050) 1,050 (100.0%)
Decrease
(increase)
in provision
for
credit
losses
164 (813) 977 (120.2%)
Other,
net
809 (241) 1,050 (435.7%)
Total
other expenses,
net
(245,663) (40,966) (204,697) 499.7%
Net loss
before
tax
(430,933) (201,769) (229,164) 113.6%
Income tax
benefit
12,914 29,368 (16,454) (56.0%)
Net loss
attributable
to
Coronado
Global
Resources,
Inc.
$ (418,019) $ (172,401) $ (245,618) 142.5%

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
37
Coal Revenues
Coal
revenues
were
$966.9
million
for
the
six
months
ended
June
30,
2026,
an
increase
of
$66.1
million,
compared
to $900.8 million
for the six
months
ended June
30, 2025.
The increase was primarily
driven by
higher
average
realized
Met coal
prices,
and
was partially
offset
by an unfavorable
sales mix
weighted
towards
lower-
priced thermal coal sales volumes
compared to the same period in 2025, particularly at our Australian Operations.
Cost of
Coal Revenues
(Exclusive
of Items
Shown Separately
Below)
Total
cost
of
coal
revenues was
$801.5
million
for
the
six
months
ended
June 30,
2026,
an increase
of
$71.6
million,
compared
to
$729.9 million for
the six
months
ended June
30, 2025.
Cost of
coal revenues
for our
Australian Operations
for
the six
months
ended June
30, 2026,
was $114.8 million
higher
compared
to
the
six
months
ended
June
30,
2025.
The
increase
was primarily
driven
by
subcontractor
costs,
due
to
higher
overburden
removal,
additional
fleet
mobilized,
higher
fuel
costs,
increased
repairs
and
maintenance
resulting from
damage to key infrastructure
in the first
quarter of 2026, and
an unfavorable
average
foreign
exchange
rate
on
translation
of
our
Australian
Operations
for
the six
months
ended
June 30,
2026,
of
A$/US$: 0.70
compared
to
0.63 for
the same period
in 2025.
Cost of
coal revenues
for our U.S.
Operations
for the
six months
ended June
30, 2026,
was $43.2
million
lower
compared
to the
same
period
in 2025,
driven
by the
lower
labor
and
other
associated
costs
in connection
with
production
curtailment and
subsequent
idling
of
our Logan
mine.
Freight
Expenses
Freight
expenses
totaled
$179.5
million
for the
six
months
ended
June
30, 2026,
an
increase
of
$56.6
million
compared
to $122.9
million
for the
six months
ended June
30, 2025.
Freight
expenses
for our
U.S.
Operations
contributed
$45.7
million
of
the increase,
primarily
driven by
higher coal
sales under
CFR
terms and
higher rail
and ocean
freight
charges
compared
to
the six
months
ended June
30, 2025.
The remaining
increase of
$10.9
million
was
attributable
to
our Australian
Operations
due
to higher
volumes
railed
and
higher
demurrage
costs
associated
with longer
vessel
waiting times
at port
.
Stanwell
Rebate
The Stanwell
rebate was
waived from
January 1, 2026 in
connection
with the Second
Amendment
Deed.
Interest
Expense,
Net
Interest
expense,
net was
$69.2
million in
the
six months
ended June
30, 2026,
an increase
of
$30.3 million
as
compared
to $38.9
million for
the
six months
ended
June 30,
2025.
The increase
was driven
by higher
average
indebtedness
resulting from
additional
borrowings
under the ABL
Facility
and other
Stanwell liabilities
and lower
interest income
earned on
cash equivalents
and restricted
deposits
during the six
months
ended June
30, 2026,
compared
to
the same period
in 2025.
Impairment
of Non-Core Assets
During
the
six
months
ended
June
30,
2026,
in
response
to
sustained
weakness
in
the
U.S.
High-vol
coal
markets,
the Company
curtailed and
subsequently
idled operations
at the Logan
complex
within our Company’s
U.S. Operations.
Additionally,
the Company
committed
to a
plan to
sell the
Logan mining
assets
and classified
its
assets
and
related
liabilities
as held-for
-sale at
June
30,
2026,
which
represented
a triggering
event
under
ASC 360,
requiring the
Company
to
assess
the recoverability
of
the relevant asset
group.
The
Company
determined
that
the
estimated
fair
value
of
the
asset
group
did
not
exceed
its
carrying
value.
Accordingly,
the Company recorded
an impairment
charge
of
$17.7 million and
$177.5 million,
for the three
and
six months ended June 30, 2026, respectively,
against long-lived assets, including property,
plant and equipment,
to
write down
the carrying
value of
the asset
group
to
its
estimated
fair
value.
Income Tax
Benefit
Income tax benefit of $12.9 million for the six months ended
June 30,
2026,
decreased by $16.5 million,
compared
to income tax benefit
of
$29.4 million for the six months
ended June
30, 2025, primarily
driven by an effective
tax
rate of
3.2%
for
the six
months
ended June
30, 2026.
In calculating
the annual
effective
tax rate for
the Group:

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
38
●
For the Australian
operations,
due to
a three-year cumulative
loss
position
and significant
carried
forward
losses,
a full
valuation
allowance was included
as part
of
the annual effective
tax rate
calculation,
thereby reducing
the rate to
nil.
●
For the U.S.
operations,
due to a three-year cumulative
loss position
the recoverability of
carried forward
deferred
tax assets
was assessed
and
as a result
a partial
valuation
allowance
was
included
as part of
the annual
effective
tax rate,
thereby reduci
ng the annual effective
tax rate to
3.2%.
Supplemental
Segment
Financial
Data
Three Months
Ended
June 30,
2026 Compared
to Three Months
Ended
June 30,
2025
Australia
Three months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Sales volume
(MMt)
2.4 2.2 0.2 6.2%
Saleable
production
(MMt)
3.0 2.3 0.7 29.3%
Total
revenues
($)
326,614 259,845 66,769 25.7%
Coal revenues
($)
318,908 251,537 67,371 26.8%
Average realized
price per
Mt sold
($/Mt)
134.9 113.1 21.8 19.3%
Met coal
sales volume
(MMt)
1.7 1.6 0.1 10.3%
Met coal
revenues ($)
296,354 230,624 65,730 28.5%
Average realized
Met price
per Mt
sold
($/Mt)
171.8 147.5 24.3 16.5%
Mining cash
costs
($)
296,384 214,000 82,384 38.5%
Mining cash
cost
per Mt
produced
($/Mt)
98.9 92.3 6.6 7.2%
Operating costs
($)
338,011 271,472 66,539 24.5%
Operating costs
per Mt
sold
($/Mt)
143.0 122.0 21.0 17.2%
Segment
Adjusted
EBITDA ($)
(11,795) (10,200) (1,595) 15.6%
Coal revenues
for our Australian
Operations
increased by
$67.4 million
largely due to
average
realized
Met coal
prices that
were $24.3 per Mt
sold
higher and sales volume that
were 0.2 MMt
higher for
the three months ended
June 30,
2026.
Operating
costs
were $66.5
million
higher
for
the
three
months
ended
June
30,
2026,
compared
to
the same
period
in 2025,
primarily
driven
by
higher
mining
cash
costs,
partially
offset
by
lower
Stanwell rebates,
which
were waived
from
January 1,
2026.
Mining
cash costs
were $82.4
million
higher compared
to the
three months
ended June
30, 2025, driven
by higher
subcontractor
costs
due to higher overburden removal
,
higher fuel
costs,
a product
of
the increase
in diesel
fuel
price
globally,
additional
fleet
mobilized
and
the
unfavorable
impact of
average
foreign
exchange rates
on translation
of
our Australian Operations
(A$/US$ $0.71compared
to A$/US$
$0.64
in the
prior
year period).
Mining cash
cost
per
Mt produced
was $6.6
higher
for the
three
months
ended
June 30,
2026, reflecting
the higher gross
costs
partially
offset
by
higher saleable production.
Segment
Adjusted
EBITDA
loss
of
$11.8
million
for
the
three
months
ended
June
30,
2026,
was
$1.6
million
higher compared
to $10.2
million for
the
three months
ended
June 30,
2025,
largely driven
by higher
operating
costs
partially
offset
by
higher coal
revenues.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
39
United States
Three months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Sales volume
(MMt)
1.1 1.4 (0.3) (21.6)%
Saleable
production
(MMt)
1.1 1.4 (0.3) (19.0)%
Total
revenues
($)
187,515 208,034 (20,519) (9.9)%
Coal revenues
($)
187,463 207,800 (20,337) (9.8)%
Average realized
price per
Mt sold
($/Mt)
165.1 143.4 21.7 15.1%
Met coal
sales volume
(MMt)
1.1 1.3 (0.2) (17.3)%
Met coal
revenues ($)
183,274 196,704 (13,430) (6.8)%
Average realized
Met price
per Mt
sold
($/Mt)
168.4 149.6 18.8 12.6%
Mining cash
costs
($)
107,382 150,777 (43,395) (28.8)%
Mining cash
cost
per Mt
produced
($/Mt)
95.0 108.1 (13.1) (12.1)%
Operating costs
($)
157,957 190,811 (32,854) (17.2)%
Operating costs
per Mt
sold
($/Mt)
139.1 131.7 7.4 5.6%
Segment
Adjusted
EBITDA ($)
29,117 17,181 11,936 69.5%
Coal
revenues
for our
U.S. Operations
of
$187.5 million
for the
three
months
ended June
30,
2026,
decreased
by $20.3 million compared
to the same period
in 2025, attributable to
lower sales volumes
due to curtailment
and
idling of
Logan’s
operations
during the
first
quarter of
2026. This
was partially
offset
by coal revenues
from
our
Buchanan
operations
which increased
by $40.8
million for
the three months
ended June
30, 2026, due
to higher
average
realized Met
coal price, reflecting
favorable
market conditions,
and 0.1 MMt of
additional
sales volumes
compared
to
the three months
ended June
30, 2025.
Operating
costs
of
$158.0 million were $32.9
million lower
for the
three months
ended June
30, 2026, compared
to
the
same
period
in 2025.
The curtailment
and
subsequent
idling of
Logan’s
operations
contributed
to
$62.7
million of
the decrease, partially offset
by increased freight costs
at our Buchanan
operations
as a result of higher
coal
sales under CFR
terms compared
to
the three months
ended June
30, 2025.
Segment
Adjusted
EBITDA
was
$29.1 million
for the
three
months
ended
June 30,
2026, an
increase
of
$11.9
million
compared
to
$17.2 million
for
the three months
ended June
30, 2025, primarily
driven by
lower operating
costs
outweighing
lower coal
revenues.
Corporate and
Other Adjusted
EBITDA
The following
table presents
a summary of
the components
of
Corporate
and Other Adjusted
EBITDA:
Three months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Selling,
general, and administrative
expenses
$ 10,479 $ 7,600 $ 2,879 37.9%
Other,
net
13 (49) 62 (126.5)%
Total
Corporate
and Other
Adjusted
EBITDA
$ 10,492 $ 7,551 $ 2,941 38.9%
Corporate
and
other
costs
of
$10.5 million
for
the
three months
ended
June 30,
2026, was
$2.9 million
higher
compared
to
the three months
ended June
30, 2025, due to
timing
of
certain corporate
activities
.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
40
Mining
and
Operating
Costs
for
the
Three
Months
Ended
June
30,
2026
Compared
to
the
Three
Months Ended
June 30,
2025
A
reconciliation
of
segment
costs
and
expenses,
segment
operating
costs,
and segment
mining
cash
costs
is
shown below:
Three months ended
June 30, 2026
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total
costs and
expenses
$ 363,433 $ 181,754 $ 13,464 $ 558,651
Less: Selling,
general and administrative
expense — — (10,479) (10,479)
Less: Restructuring
costs
— (3,649) (2,369) (6,018)
Less: Depreciation,
depletion
and amortization
(25,422) (20,148) (616) (46,186)
Total
operating costs
338,011 157,957 — 495,968
Less: Other
royalties
(37,300) (7,270) — (44,570)
Less: Freight
expenses
(50,933) (42,868) (93,801)
Less: Coal
inventory
movement
55,375 497 — 55,872
Less: Other
costs
and non-mining
costs
(8,769) (934) — (9,703)
Total
mining
cash costs
296,384 107,382 — 403,766
Saleable
production
volume
(MMt)
3.0 1.1 — 4.1
Mining
cash cost
per Mt
produced ($/Mt)
98.9 95.0 — 97.9
Three months ended
June 30, 2025
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total
costs and
expenses
$ 292,326 $ 215,071 $ 7,994 $ 515,391
Less: Selling,
general and administrative
expense (3) (13) (7,584) (7,600)
Less: Depreciation,
depletion
and amortization
(20,851) (24,247) (410) (45,508)
Total
operating costs
271,472 190,811 — 462,283
Less: Other
royalties
(27,684) (10,330) — (38,014)
Less: Stanwell
rebate
(21,931) — — (21,931)
Less: Freight
expenses
(41,031) (21,675) — (62,706)
Less: Coal
inventory
movement
39,489 (7,037) — 32,452
Less: Other
costs
and non-mining
costs
(6,315) (992) — (7,307)
Total
mining
cash costs
214,000 150,777 — 364,777
Saleable
production
volume
(MMt)
2.3 1.4 — 3.7
Mining
cash cost
per Mt
produced ($/Mt)
92.3 108.1 — 98.3
Average
Realized
Met Price
per Mt
Sold for
the Three
Months Ended
June 30,
2026
Compared
to the
Three Months
Ended
June 30,
2025
A reconciliation
of
the Company’s
average realized Met
price per
Mt sold
is shown
below:
Three months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Met coal
sales volume
(MMt)
2.8 2.9 (0.1) (2.3)%
Met coal
revenues ($)
479,628 427,328 52,300 12.2%
Average realized
Met price
per Mt
sold
($/Mt)
170.5 148.4 22.1 14.9%

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
41
Six Months
Ended June
30, 2026
Compared to
Six Months
Ended June
30, 2025
Australia
Six months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Sales volume
(MMt)
4.5 4.5 — 1.1%
Saleable
production
(MMt)
4.7 4.5 0.2 4.8%
Total
revenues
($)
585,701 533,122 52,579 9.9%
Coal revenues
($)
571,313 517,561 53,752 10.4%
Average realized
price per
Mt sold
($/Mt)
126.4 115.7 10.7 9.2%
Met coal
sales volume
(MMt)
3.0 3.2 (0.2) (5.6)%
Met coal
revenues ($)
506,345 480,690 25,655 5.3%
Average realized
Met price
per Mt
sold
($/Mt)
167.7 150.3 17.4 11.6%
Mining cash
costs
($)
550,274 412,206 138,068 33.5%
Mining cash
cost
per Mt
produced
($/Mt)
117.0 91.9 25.1 27.3%
Operating costs
($)
692,976 609,840 83,136 13.6%
Operating costs
per Mt
sold
($/Mt)
153.3 136.3 17.0 12.4%
Segment
Adjusted
EBITDA ($)
(98,368) (75,044) (23,324) 31.1%
Coal revenues
for our
Australian Operations
for the
six months
ended June
30, 2026, increased by
$53.8 million
compared
to
the
six
months
ended
June 30,
2025.
The increase
was
driven
by the
average
realized
Met coal
price
being
$17.4
per
Mt
higher
compared
to
the
six
months
ended
June
30,
2025.
Sales
volume
remained
consistent at 4.5 MMt in both periods,
despite saleable production
improving by 0.2 MMt, due to shipping slippage
into
July 2026 resulting
from
port
congestion
and co-shipper
delays.
Operating
costs
increased
by
$83.1
million
for
the
six
months
ended
June
30,
2026,
largely
driven
by
higher
mining
cash
costs
and higher
freight
costs,
partially
offset
by
lower
Stanwell rebates,
which were
waived
from
January 1,
2026, and
coal inventory
build as saleable
production
exceeded sales
volumes due
to sales slippage
into
July 2026.
Mining cash
costs
were $138.1
million
higher for
the six months
ended June
30,
2026,
primarily
driven
by
higher
subco
ntractor
costs
due
to
higher
overburden
removal,
higher
fuel
costs,
a
product
of
the
increase in diesel fuel price globally,
additional fleet mobilized,
increased repairs and maintenance costs
including
emergency repair
of
the overland conveyor
belt in the first
quarter of 2026, and an
unfavorable
foreign
exchange
rate on
translation
of
our Australian
Operations
for the
six
months ended
June 30,
2026
compared
to
the same
period in
2025.
Mining
cash costs
and
Operating
costs
per Mt
sold
were $25.1 and
$17.0
higher,
respectively,
compared
to
the six
months
ended June
30, 2025.
Segment
Adjusted
EBITDA
loss of
$98.4
million
for
the
six
months
ended
June 30,
2026, increased
by
$23.3
million
compared
to
$75.0
million
for the
six
months
ended
June 30,
2025,
a
result
of
higher
Operating
costs
exceeding
higher coal
revenues period
on period.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
42
United States
Six months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Sales volume
(MMt)
2.4 2.6 (0.2) (7.9)%
Saleable
production
(MMt)
2.4 2.7 (0.3) (11.6)%
Total
revenues
($)
395,620 384,005 11,615 3.0%
Coal revenues
($)
395,549 383,227 12,322 3.2%
Average realized
price per
Mt sold
($/Mt)
162.3 144.8 17.5 11.8%
Met coal
sales volume
(MMt)
2.3 2.5 (0.2) (8.1)%
Met coal
revenues ($)
381,556 368,141 13,415 3.6%
Average realized
Met price
per Mt
sold
($/Mt)
168.4 149.3 19.1 12.5%
Mining cash
costs
($)
254,241 309,268 (55,027) (17.8)%
Mining cash
cost
per Mt
produced
($/Mt)
106.6 114.6 (8.0) (7.0)%
Operating costs
($)
362,965 366,128 (3,163) (0.9)%
Operating costs
per Mt
sold
($/Mt)
148.9 138.4 10.5 7.2%
Segment
Adjusted
EBITDA ($)
30,953 17,573 13,380 76.1%
Coal
revenues
increased
by $12.3
million,
or 3.2%,
to
$395.5
million
for the
six
months
ended
June 30,
2026,
compared
to
$383.2
million
for
the
six
months
ended
June
30,
2025.
Coal
revenues
from
our
Buchanan
operations
for the
six months
ended June
30, 2026, were
$110.8
million higher
compared
to the same
period in
2025, a
result
of
a higher
average
realized
Met price
and
0.4 MMt
of
additional
sales volumes
compared
to the
six months
ended June
30,
2025, following
completion
of
the Buchanan expansion
project.
Coal revenues
from
our Logan
operations
for
the six
months
ended June
30, 2026, declined
by $98.4
million
compared
to
the same
period
in 2025, due to
production
curtailment and
idling
operations
in the first
quarter of
2026.
Operating
costs
were $3.2
million
lower
for the
six months
ended June
30,
2026, compared
to
the same
period
in 2025.
The curtailment
and subsequent
idling operations
of
our Logan mine
contributed
to $74.9
million of
the
decrease,
partially
offset
by our
Buchanan
operations
where we
experienced
higher
Mining
cash costs,
driven
by
increased production,
and additional
freight
costs
as a result
of
higher coal
sales under CFR terms.
Segment
Adjusted
EBITDA
of
$31.0 million
for the
six
months ended
June 30,
2026, increased
by $13.4
million
compared
to $17.6
million
for the
six months
ended June
30, 2025.
The increase
was primarily
driven by
higher
coal
revenues and
lower operating
costs.
Corporate and
Other Adjusted
EBITDA
The following
table presents
a summary of
the components
of
Corporate
and Other Adjusted
EBITDA:
Six months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Selling,
general, and administrative
expenses
$ 15,109 $ 15,933 $ (824) (5.2)%
Other,
net
(7) (18) 11 (61.1)%
Total
Corporate
and Other
Adjusted
EBITDA
$ 15,102 $ 15,915 $ (813) (5.2)%
Corporate
and
other
costs
of
$15.1
million
for
the
six
months
ended
June
30,
2026,
were $0.8
million
lower
compared
to $15.9
million for
the six
months
ended June
30, 2025, due to
timing
of
certain corporate
activities.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
43
Mining
and
Operating
Costs
for the
Six
Months
Ended
June
30,
2026
Compared
to the
Six
Months
Ended June
30, 2025
A reconciliation
of
segment costs
and expenses,
segment
operating
costs,
and segment mining
costs
is shown
below:
Six months ended
June 30, 2026
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total
costs and
expenses
$ 736,431 $ 411,462 $ 18,698 $ 1,166,591
Less: Selling,
general and administrative
expense — — (15,109) (15,109)
Less: Restructuring
costs
— (3,649) (2,369) (6,018)
Less: Depreciation,
depletion
and amortization
(43,455) (44,848) (1,220) (89,523)
Total
operating costs
692,976 362,965 — 1,055,941
Less: Other
royalties
(61,236) (13,682) — (74,918)
Less: Freight
expenses
(92,625) (86,899) — (179,524)
Less: Other
costs
and non-mining
costs
(15,990) (1,871) — (17,861)
Less: Coal
inventory
movement
27,149 (6,272) — 20,877
Total
mining
cash costs
550,274 254,241 — 804,515
Saleable
production
volume
(MMt)
4.7 2.4 — 7.1
Mining
cash cost
per Mt
produced ($/Mt)
117.0 106.6 — 113.5
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
(81,655) (41,239) — (122,894)
Less: Other
costs
and non-mining
costs
(11,631) (2,656) — (14,287)
Less: Coal
inventory
movement
(467) 6,305 — 5,838
Total
mining
cash costs
412,206 309,268 — 721,474
Saleable
production
volume
(MMt)
4.5 2.7 — 7.2
Mining
cash cost
per Mt
produced ($/Mt)
91.9 114.6 — 100.4
Average Realized
Met Price per
Mt Sold for the
Six Months Ended
June 30,
2026 Compared
to the Six
Months Ended
June 30,
2025
A reconciliation
of
the Company’s
average realized Met price
per Mt
sold
is shown
below:
Six months ended
June 30,
2026 2025 Change %
(in US$ thousands)
Met coal
sales volume
(MMt)
5.3 5.7 (0.4) (6.7)%
Met coal
revenues ($)
887,901 848,831 39,070 4.6%
Average realized
Met price
per Mt
sold
($/Mt)
168.0 149.8 18.2 12.1%

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
44
Reconciliation
of Non-GAAP
Financial Measures
Adjusted
EBITDA
Three months ended
June 30,
Six months ended
June 30,
(in US$ thousands) 2026 2025 2026 2025
Reconciliation
to
Adjusted
EBITDA:
Net loss
$
(99,429)
$
(76,203)
$
(418,019)
$
(172,401)
Add:
Depreciation,
depletion
and amortization
46,186 45,508 89,523 86,029
Add:
Interest expense (net of
interest income)
35,425 20,964 69,177 38,862
Add:
Other foreign
exchange losses
(gains)
2,345 (551) 6,403 (219)
Add:
Loss
on extinguishment
of
debt
— 1,050 — 1,050
Add:
Income tax
benefit
(expense)
(1,382) 8,466 (12,914) (29,368)
Add:
Impairment of
assets
17,704 — 177,459 —
Add:
Restructuring costs
6,018 — 6,018 —
Add:
Losses
on idled
assets
— 13 — 1,848
Add:
(Decrease) increase
in provision
for
credit
losses
(37) 183 (164) 813
Adjusted
EBITDA
$
6,830
$
(570)
$
(82,517)
$
(73,386)
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
,
and
payment
of
distributions
to
shareholders,
if
permitted
and declared.
Our ability
to generate
sufficient
cash depends
on our future
performance
,
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
2026
and
Part
II,
Item
1A. “Risk
Factors”
of
our
Quarterly
Report
on
Form 10-Q
for
the three months
ended March
31, 2026, filed
with the SEC
and ASX
on May
11, 2026.
Sources
of
liquidity
as of
June 30, 2026 and December
31, 2025 were as follows:
(in US$ thousands) June 30, 2026
December 31,
2025
Cash and
cash equivalents,
excluding
restricted
cash
$ 97,686 $ 172,781
Total $ 97,686 $ 172,781
Our total
indebtedness
as of
June 30, 2026 and December
31, 2025 consisted
of
the following:
(in US$ thousands) June 30, 2026
December 31,
2025
Current installments
of
interest bearing
liabilities
$ 1,955 $ 1,794
Interest bearing
liabilities,
excluding
current installments
701,804 695,069
Current installments
of
other financial
liabilities,
Stanwell liabilities
and other
finance
lease obligations
26,668 9,488
Other financial
liabilities,
Stanwell liabilities
and finance
lease obligations,
excluding
current installments
461,925 383,800
Total $ 1,192,352 $ 1,090,151

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
45
Liquidity
As of
June 30, 2026,
our available
liquidity,
consisting
of
cash and
cash equivalents
,
was $97.7 million.
Coronado
continues
to
undertake initiatives
to
enhance liquidity
and reduce
operating
and capital
costs.
Glencore
Prepayment
Agreements
On August
7, 2026, subsidiaries
of
the Company entered
into two concurrent
offtake
agreements with Glencore,
under which
Glencore agreed
to
advance prepayments
of
up to
$75.0 million
in aggregate.
●
The prepayments
bear interest at
14%
per annum on
the outstanding
balance.
●
The
term
is twelve
months,
over which
the
prepayments
are
reimbursed
by
applying
the
value
of
coal
delivered
against
the outstanding
balance
in accordance
with a
contractual
schedule
that
reduces
the
permitted
balances
to
nil by the
end
of
the term. Any
amount
outstanding
at
final maturity
is payable
in
cash.
●
Failure to meet minimum
delivery quantities
or the reimbursement
schedule
within specified
cure periods
is an event of default, upon which
the outstanding balance
and accrued interest
become payable
in cash.
●
The agreements
contain
undertakings
customary
for arrangements
of
this type,
including restrictions
on
the incurrence of
indebtedness,
on disposals of coal and of assets in
coal production,
and on the
payment
of
dividends
while an event of
default
is continuing.
Refer to
Part I, Item 1,
Note 20. “Subsequent
Events”
for
further information.
With
respect
to
our
financial
condition,
we
have
concluded
that
our
current
cash
and
cash
equivalents
and
forecasted
cash
flows
will
be sufficient
to
fund our
operations
and
satisfy
our
obligations
for at
least
one
year
from
the issuance
date of
this Quarterly Report
on Form
10-Q.
Our forecasts
depend on
the achievement
of
production
targets and other
factors
beyond
our control,
including
general
economic
conditions,
Met
coal
prices,
competitive
dynamics
and
weather-related
impacts.
Short-
to
medium-term
working
capital
requirements
are
similarly
sensitive
to
these
factors,
and
the
preparation
of
forecasts
requires application
of
management’s
judgement.
Cash and
cash equivalents
Cash
and
cash
equivalents
are
held
in
multicurrency,
interest-bearing
bank
accounts
available
to
be
used
to
service
the
working
capital
needs
of
the
Company.
Cash
balances
surplus
to
immediate
working
capital
requirements
are
invested
in
short-term,
interest-bearing
deposit
accounts
or
used
to
repay
interest-bearing
liabilities.
ABL Facility
As
of
June
30,
2026,
the
aggregate
principal
amount
outstanding
under
the
ABL
Facility
was
$279.3
million
(A$406.6
million),
including
$14.3 million
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
-priority lien on
the ABL
Priority
Collateral,
and (ii) a second-priority
lien on substantially all of
the Company’s assets
and the assets of
the other Guarantors,
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
minimum threshold. As of
June
30,
2026,
the
Borrowing
Base
Ratio
exceeded
the
specified
minimum
threshold
and
no
review
event
occurred
under the
ABL Facility.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
46
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
Note 11.
“Interest
Bearing Liabilities”
for
further information.
9.250% Senior
Secured
Notes
As of
June 30, 2026,
the outstanding
amount of
our Notes was
$400.0 million.
The Notes were issued
at par and
bear interest
at a rate of
9.250% per annum.
Interest on
the Notes is payable
semi-annually
in arrears
on April
1
and
October
1 of
each
year.
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
principal amoun
t
of
the then-outstanding
Notes
to
accelerate,
or
in certain
cases,
will
automatically
cause
acceleration
of,
the
amounts
due
under
the
Notes.
As of
June 30, 2026,
the Company
was in compliance
with all applicable
covenants
under the Indenture.
Refer to
Part I, Item 1,
Note 11.
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
As of
June
30, 2026,
the carrying
value
of
the
Stanwell
prepaid
coal
supply
liability
,
including
the
prepayment
and
the
rebate
waiver
and
deferral
liability,
was
$178.0
million
(A$250.7
million),
of
which
$13.1
million
was
classified
as current liability.
Refer to
Part I, Item 1,
Note 12. “Stanwell
Liabilities”
for
further information.
Stanwell Prepayment
and Deferred
Payment
Balance
On
November
27,
2025,
the
Company
entered
into
the Second
Amendment
Deed
that,
among
other
matters,
amended the terms of the ACSA and the NCSA to waive rebate amounts that would have otherwise been payable
by
the
Company
under
the
ACSA
from
January
1,
2026,
and
to
provide
for
prepayments
by
Stanwell
to
the
Company
in relation
to
its future
annual
nominated
contract tonnage
under
the ACSA
and the
NCSA in
months
when
the Company’s
liquidity
is below
$250.0 million.
The value
of
the Prepayment
and Deferred
Payment Balance
will be settled
through
delivery
of
coal to Stanwell
during
the
term
of
the
NCSA
in months
when
the
Company’s
liquidity
exceeds
$300.0
million.
In
addition,
the
Company
may
from
time
to
time
make
additional
payments
to
reduce
the
Prepayment
and
Deferred
Payment
Balance,
including
when
the
Company
makes
permitted
distributions
to
shareholders.
Where
the
Prepayment
and
Deferred
Payment
Balance
remains
outstanding
after
the
final
delivery
date
pursuant
to
the
NCSA
(December
31,
2043),
the
outstanding
balance
will
be settled
in cash
in months
when
the
Company’s
liquidity
exceeds
$300.0 million
until the balance
is fully
repaid.
As of
June 30,
2026,
the carrying value
of
the Prepayment and Deferred
Payment Balance
was $65.3 million
and
classified
as non-current financial
liability.
The
ACSA
and
the
NCSA
are
secured
by
mortgages
registered
over
the
Curragh
mine
tenements,
or
the
Tenement
Lien, at the Queensland
Government level and
a third-priority lien on substantially
all of the Company's
assets. The Tenement
Lien operates
independently
of,
and is not subordinated
to, the Company's
other secured
debt obligations,
and no third
party
may acquire
the Curragh
mine tenements
without
simultaneously
assuming
the coal
supply
obligations
to
Stanwell.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
47
If a change
of
control
of
the Company
is proposed
within two
years
of
November
27, 2025,
the
Company
must
obtain
Stanwell’s
consent
and,
before
the
change
of
control
occurs,
pay
Stanwell the
waived
rebate
amounts,
together with contractual
interest from
the dates such amounts
would otherwise have
been payable.
Additionall
y,
if
an
entity
that
controlled
the
Company
as
at
November
27,
2025
ceases
to
control
the
Company
by
way of
disposal
of
an interest in the Company of
20% or more without Stanwell’s
consent
within two
years of
November
27, 2025,
then the
Company
must immediately
pay
Stanwell the
waived rebate
amounts,
together
with interest.
As of
June 30,
2026,
cumulative
rebate
amounts
of
$48.8 million
would
have been
payable
absent
the
waiver.
No liability
was recognized
as of
June 30, 2026
in respect
of
the waived
rebate amounts
because the
Company
had not been required
to seek Stanwell’s
consent in connection
with any proposed
change or cessation of
control
as of
that date
.
Refer to
Part I, Item 1,
Note 12. “Stanwell
Liabilities”
for
further information.
Loan –
Curragh Housing
Transaction
In
2024,
the
Company
completed
the
Curragh
Housing
Transaction.
The
proceeds
received
of
$23.0
million
(A$34.6 million)
for the failed
sale and leaseback
of
property,
plant and equipment
owned by
the Company
were
recognized
as “Other Financial
Liabilities”
on the Company’s
Consolidated
Balance Sheets.
In connection
with the
Curragh Housing
Transaction,
the Company
borrowed $26.9
million
(A$40.4 million)
from
the same counterparty,
which was
recorded as
“Interest Bearing
Liabilities” in the Consolidated
Balance
Sheets.
The Other
Financial
Liabilities
and
Interest
Bearing
Liabilities
recorded
in connection
with the
Curragh
Housing
Transaction
are payable
in equal
monthly installments
over a
period of
ten years,
with an
effective
interest rate
of
14.14%.
Refer
to Part I, Item
1. Note
11.
“Interest
Bearing
Liabilities”
and Note
13.
“Other Financial
Liabilities”
for further
information.
Finance leases
The
Company
enters
into
various
finance
lease
agreements
in
the ordinary
course
of
business.
The
carrying
value of
finance
leases
was $23.4
million
as at June
30, 2026.
The terms
of
the outstanding
lease agreements
mature through
August
2029 and bear
fixed
interest rates ranging
from
8.6% to
14.0%.
Surety bonds,
letters of
credit and bank
guarantees
We are required
to provide
financial assurances
and security
to satisfy
contractual and
other requirements
in the
normal
course
of
business.
Some
of
these
assurances
are
provided
to comply
with state
or
other
government
agencies’
statutes
and regulations.
As at
June
30,
2026,
we
had
outstanding
surety
bonds
of
$20.0
million
and
cash-backed
bank
guarantees
of
$46.6
million
to
secure
our
obligations
and commitments
.
Refer
to
Part
I, Item
1. Note
19.
“Contingencies”
for
further information.
Future
regulatory
changes
relating
to
these
obligations
or
deterioration
of
our
credit
risk
rating
could
result
in
increased
obligations,
additional
costs
or additional
collateral
requirements.
Restricted
deposits – cash
collateral
As required
by certain
agreements,
we
had
total
cash
collateral
in the
form
of
deposits
of
$151.7
million
as of
June
30,
2026
to
provide
back-to-back
support
for
bank
guarantees,
financial
payments,
other
performance
obligations,
various
other
operating
agreements
and
contractual
obligations
under
workers
compensation
insurance.
These
deposits
are
restricted
and
classified
as
non-current
assets
in
the
unaudited
Condensed
Consolidated
Balance Sheets.
Future
regulatory
changes
in relation
to these
obligations
or deterioration
of
our credit risk
rating
could
result
in
increased
obligations,
additional
costs
or additional
collateral
requirements.
Dividends
Our
dividend
policy
and
the
payment
of
future
cash
dividends
are
subject
to
the
discretion
of
our
Board
of
Directors.
The
decision
as
to
whether
or
not
a
dividend
will
be
paid
is
subject
to
a number
of
considerations
including the
general business environment,
operating results,
cash flows,
future capital requirements,
regulatory
and contractual
restrictions,
as well as applicable
covenants under
the debt
and other
agreements and
any other
factors
the Board
of
Director
s
may consider
relevant.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
48
The
Second
Amendment
Deed
entered
with Stanwell
includes
restrictions
on our
ability
to
pay
distributions
to
shareholders
(e.g., a dividend),
such that
we are
required to maintain
a minimum
cash liquidity
of
$300.0 million
following
payment
of
such
distribution,
the repurchase
of
the
Notes
in connection
with the
distribution
and
the
payment
of
an equal or
greater amount
(up to a maximum
of
3 times) than
the
distribution
being used to
reduce
the Prepayment
and Deferred
Payment Balance
owed
to
Stanwell.
Capital Requirements
Our main uses of
cash have historically been
the funding
of
our operations,
working capital,
capital expenditures,
and
the
payment
of
interest
and
dividends.
We intend
to
use
cash
to service
payments
of
our Notes,
the
ABL
Facility,
the Stanwell liabilities and our other indebtedness
,
and to fund operating activities, working capital, capital
expenditures,
including
organic
growth
projects,
business
or
assets
acquisitions
and,
if
declared,
payment
of
dividends.
Historical Cash
Flows
The following
table summarizes
our cash flows
for the six
months ended
June 30, 2026 and 2025,
as reported
in
the accompanying
consolidated
financial
statements:
Six months ended
June 30,
(in US$ thousands) 2026 2025
Net cash (used
in) from
operating
activities
$ (66,895) $ 40,088
Net cash used
in investing
activities
(69,026) (177,000)
Net cash from
financing
activities
60,759 58,881
Net change
in cash and
cash equivalents
(75,162) (78,031)
Effect
of
exchange rate changes
on cash
and cash
equivalents
(184) 242
Cash and
cash equivalents
at beginning
of
period
173,032 339,625
Cash and
cash equivalents
at end of
period
$ 97,686 $ 261,836
Operating
Activities
Net cash used
in operating
activities
was $66.9 million
for the six months
ended June
30, 2026, compared
to net
cash from
operations
of
$40.1 million for the six months
ended June 30, 2025. The decrease was primarily
driven
by
a one
-off
coal prepayment
from
Stanwell
of
$75.0
million
included
in the
2025 period
,
a $9.1
million
higher
EBITDA loss
and $13.7 million of
additional interest payment
s
compared
to the six months ended
June 30, 2025,
with the
remaining
difference
arising from
the timing
of
collection
from
customers
and payments
to
supplier
s.
Investing
Activities
Net
cash
used
in investing
activities
was $69.0
million
for
the
six
months
ended
June
30,
2026,
compared
to
$177.0 million
for the six months
ended June
30, 2025. Cash
spent on
capital for
the six months
ended June
30,
2026, was $58.6 million,
of
which $30.5 million related
to the Australian
Operations
and $28.1 million
was related
to our U.S. Operations and
a net cash placed as cash collateral,
in the form of restricted
deposits,
of $11.3 million
to satisfy
contractual and other requirements.
Lower capital
expenditure
for the six months
ended June
30, 2026,
was primarily
due to
the completion
of
our Mammoth
Underground
and Buchanan expansion
projects
in 2025.
Financing
Activities
Net cash
provided
by financing
activities
was $60.8
million for
the six
months ended
June 30,
2026. Included
in
net
cash
provided
by
financing
activities
were
proceeds
of
$66.2
million
relating
to
advance
payments
from
Stanwell in
connection
with the
Second
Amendment
Deed, partially
offset
by repayment of
interest bearing
and
other financial
liabilities
of
$1.7 million
and repayment
of
finance
lease obligations
of
$3.7 million.
Contractual
Obligations
There
were no material
changes to
the Company’s
contractual
obligations
as previously
disclosed
in our Annual
Report
on Form
10-K for
the year ended
December
31, 2025, filed
with the SEC
and ASX
on March 3,
2026.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
49
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
,
Governance and Risk
Committee
of
our Board
of
Directors.
Our
critical
accounting
policies
are
discussed
in Item
7.
“Management’s
Discussion
and
Analysis
of
Financial
Condition
and Results of Operations”
of our Annual Report on Form
10-K for the year ended December
31, 2025
,
filed
with the SEC and
ASX
on March
3, 2026.
Newly Adopted
Accounting
Standards
and Accounting
Standards Not
Yet
Implemented
See
Note
2.
(a)
“Newly
Adopted
Accounting
Standards”
and
Note
2.
(b)
“Accounting
Standards
Not
Yet
Implemented”
to
our unaudited
condensed
consolidated
financial
statements
for
further information.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
50
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
Interim
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
The
use
of
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
not be in the long
-term interest of
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
.
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
to Stanwell under a long
-term supply
contract
.
See
Item
1A.
“Risk
Factors—Restrictions
and
limitations
related
to
our
coal
supply
agreements
with
Stanwell may adversely
impact our strategy,
financial condition,
results of operations and business
”
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
2026,
we had
$21.0
million
of
outstanding
provisionally
priced
receivables
subject
to
changes
in the
relevant
price
index.
If prices
decreased
10%,
these
provisionally
priced
receivables
would
decrease
by
$2.1
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
our
Quarterly
Report
on Form
10-Q
filed
with
the SEC
and ASX
on May
11, 2026.
These
commodities
may
be
hedged
through
financial
instruments
if
the exposure
is considered
material
and
where the exposure
cannot
be mitigated
through fixed
price supply
agreements.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
51
The
fuel
required
for
our
operations
for
the
remainder
of
fiscal
year
2026
will
be
purchased
under
fixed
-price
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
As of
June 30, 2026,
we had
$1,192.4
million of
fixed
rate borrowings
,
Notes,
other financial
liabilities,
Stanwell
liabilities
and finance
leases and
no variable
-rate borrowings
outstanding.
We currently
do
not
hedge against
interest rate fluctuations
.
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
as of June
30, 2026
was a liability
of
$0.9
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
$29.2 million
and $60.4 million
for
the three and six
months
ended June
30, 2026, respectively
.
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
2026,
we had
financial
assets
of
$454.8
million,
consisting
of
cash and
cash
equivalents,
trade
and other receivables
and restricted deposits,
all of which are exposed to
varied levels of
counterparty credit risk.
These
financial
assets
have
been
assessed
under
ASC
326,
Financial
Instruments
–
Credit
Losses
,
and
a
provision
for
credit
losses
of
$5.3 million
was recorded
as of
June 30, 2026.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
52
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
Interim
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
judgment in evaluating the cost
-benefit relationship of possible
controls
and procedures.
As of
the end of
the period
covered by
this
Quarterly
Report
on Form
10-Q,
we carried
out an
evaluation
under
the
supervision
and
with
the
participation
of
our
management,
including
the
Chief
Executive
Officer
and
the
Interim
Chief Financial
Officer,
of
the effectiveness
of
the design
and
operation
of
our disclosure
controls
and
procedures. Based on the foregoing,
the
Chief Executive Officer
and the Interim Chief Financial Officer
concluded
that our disclosure
controls
and procedures
were effective.
Changes
to Internal
Control over
Financial
Reporting
During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal
control
over
financial
reporting,
as
such
term
is
defined
in
Rule
13a-15(f)
of
the
Exchange
Act,
that
materially
affected,
or are
reasonably
likely
to
materially
affect,
the Company’s
internal
control
over
financial
reporting.

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
53
PART
II –
OTHER INFORMATION
ITEM
1.
LEGAL PROCEEDINGS
We are subject
to various legal and
regulatory proceedings.
For a description
of
our significant legal proceedings
refer
to
Note 19. “Contingencies”
to
the
unaudited
condensed
consolidated
financial
statements
included
in
Part I,
Item 1.
“Financial
Statements”
of
this Quarterly
Report
on Form
10-Q,
which information
is incorporated
by
reference herein.
ITEM
1A.
RISK FACTORS
There
were no material
changes to
the risk
factors
previously
disclosed
in Part I, Item 1A,
“Risk Factors,”
of
our
Annual
Report
on Form
10-K for
the year
ended December
31, 2025,
filed
with the
SEC
and ASX
on
March 3,
2026 and Part II, Item 1A. “Risk Factors”
of our Quarterly Report on Form 10-Q for
the three months ended March
31, 2026, filed
with the SEC and
ASX
on May
11, 2026.
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
Dodd
-Frank Wall
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
30, 2026,
no director
or
officer
(as defined
in Rule
16a-1(f) promulgated
under
the Exchange
Act) of
the Company
adopted
or
terminated
a “Rule
10b5-1
trading
arrangement”
or “
non-Rule
10b5-1
trading
arrangement”
(as each term
is defined
in Item 408 of
Regulation S-K).

Coronado Global Resources
Inc.
Form
10-Q June
30, 2026
54
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
10.1
Appointment Agreement, dated July 14, 2026, between Barend J. van der Merwe and Curragh
Queensland Mining Pty Ltd (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-
56044) filed on July 14, 2026 and incorporated herein by reference)
10.2
Appointment Letter Agreement, dated July 14, 2026, between Garold Spindler and Coronado
Global Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 000-56044)
filed on July 14, 2026 and incorporated herein by reference)
10.3
Appointment Agreement, dated July 14, 2026, between Sandeep Deoji and Curragh
Queensland Mining Pty Ltd (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 000-
56044) filed on July 14, 2026 and incorporated herein by reference)
10.4
Coronado Global Resources Inc. 2018 Equity Incentive Plan (incorporated by reference to
Appendix A to the Proxy Statement filed on April 22, 2026).
15.1
Acknowledgement of Independent Registered Public Accounting Firm
31.1
Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a)
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of the Interim Chief Financial Officer pursuant to SEC Rules 13a-14(a) or 15d-14(a)
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
30, 2026
55
SIGNATURES
Pursuant
to the
requirements
of
the Securities
Exchange
Act of
1934, the registrant
has duly caused
this report
to
be signed
on its
behalf
by
the undersigned,
thereunto duly
authorized.
Coronado
Global
Resources
Inc.
By:
/s/
Sandeep
Deoji
Sandeep
Deoji
Interim Chief
Financial
Officer
(as duly
authorized
officer
and as principal financial
officer
of
the registrant)
Date:
August
10,
2026