Form 10-Q
period 2026-09-30
Coronado Global Resources Inc.
filed 2026-11-09
CIK 1770561

UNITED
STATES
SECURITIES
AND EXCHANGE
COMMISSION
Washington, D.C.
20549
___________________________________________________
FORM
10-Q
___________________________________________________
(Mark One)
☒
QUARTERLY
REPORT PURSUANT
TO SECTION
13 OR 15(d)
OF THE
SECURITIES
EXCHANGE
ACT OF 1934
For the quarterly
period ended
September 30, 2026
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
The total number of shares
of the
registrant's common stock,
par value
$0.01 per share,
outstanding on
October 31, 2026,
including shares of
common stock underlying
CDIs, was
167,645,373
.

Steel starts here.
Quarterly
Report
on Form
10-Q for
the quarterly
period
ended September
30, 2026.

TABLE
OF CONTENTS
Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2026 and December
31, 2025
4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive
Income for the three and nine months ended September 30, 2026 and 2025
5
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025
6
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025
8
Notes to Unaudited Condensed Consolidated Financial Statements
9
Report of Independent Registered Public Accounting Firm
29
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations
30
Item 3. Quantitative and Qualitative Disclosures About Market Risk
51
Item 4. Controls and Procedures
53
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
54
Item 1A. Risk Factors
54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
54
Item 3. Defaults Upon Senior Securities
54
Item 4. Mine Safety Disclosures
54
Item 5. Other Information
55
Item 6. Exhibits
56
SIGNATURES
57

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
4
PART
I – FINANCIAL INFORMATION
ITEM
1.
FINANCIAL
STATEMENTS
Condensed
Consolidated
Balance Sheets
(In US$ thousands,
except
share data)
Assets Note
(Unaudited)
September 30,
2026
December 31,
2025
Current assets:
Cash and cash
equivalents
$
154,963
$
173,032
Trade receivables,
net
174,449
250,921
Inventories
5
243,337
195,165
Other current assets
6
80,664
87,678
Total
current assets
653,413
706,796
Non-current assets:
Property,
plant and
equipment,
net
7
1,442,375
1,654,455
Right of
use asset
– operating
leases, net
9
91,834
86,481
Restricted
deposits
18
150,455
141,696
Goodwill
28,008
28,008
Intangible assets,
net
2,190
2,708
Other non-current assets
5,353
5,411
Total
assets
$
2,373,628
$
2,625,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts
payable
$
121,553
$
89,178
Accrued
expenses
and other
current liabilities
8
240,710
276,032
Asset
retirement obligations
8,500
10,978
Contract obligations
9,507
22,445
Lease liabilities
9
43,384
34,300
Interest bearing liabilities
10
1,919
1,671
Income tax
payable
22,149
21,024
Stanwell liabilities
11
58,770
—
Other current financial
liabilities
12
78,061
1,424
Total
current liabilities
584,553
457,052
Non-current liabilities:
Asset
retirement obligations
107,397
143,388
Lease liabilities
9
77,522
83,866
Interest bearing liabilities
10
697,566
684,989
Contract obligations
—
21,173
Stanwell liabilities
11
632,690
501,795
Other financial
liabilities
12
18,426
18,888
Deferred
income
tax liabilities
10,231
23,249
Other non-current liabilities
59,270
41,409
Total
liabilities
$
2,187,655
$
1,975,809
Common
stock
$
0.01
par value;
1,000,000,000
shares authorized,
167,645,373
shares issued and outstanding
as of September
30, 2026
and December
31, 2025
1,677
1,677
Series A Preferred
stock
$
0.01
par value;
100,000,000
shares
authorized,
1
share issued and
outstanding as of
September
30, 2026
and December
31, 2025
—
—
Additional
paid-in capital
1,091,338
1,094,743
Accumulated
other comprehensive
losses
16
(122,269)
(120,444)
Accumulated
losses
(784,773)
(326,230)
Total
stockholders’
equity
$
185,973
$
649,746
Total
liabilities
and stockholders’
equity
$
2,373,628
$
2,625,555
See accompanying notes to unaudited
condensed consolidated financial
statements.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
5
Unaudited
Condensed
Consolidated
Statements
of Operations
and Comprehensive
Income
(In US$ thousands,
except
share data)
Three months ended
September 30,
Nine months
ended
September 30,
Note 2026 2025 2026 2025
Revenues:
Coal revenues $
557,692
$
476,670
$
1,524,554
$
1,377,458
Other revenues
5,820
5,457
20,279
21,796
Total
revenues
3
563,512
482,127
1,544,833
1,399,254
Costs
and expenses:
Cost
of
coal
revenues (exclusive
of
items
shown separately
below)
363,155
360,588
1,164,654
1,090,511
Depreciation,
depletion
and amortization
42,142
49,198
131,665
135,227
Freight expenses
87,558
71,723
267,082
194,617
Stanwell rebate
—
26,331
—
70,115
Other royalties
56,907
38,690
131,825
118,057
Selling,
general, and administrative
expenses
12,179
7,541
27,288
23,474
Restructuring
costs
1,500
—
7,518
—
Total
costs
and expenses
563,441
554,071
1,730,032
1,632,001
Other (expense)
income:
Interest expense,
net
(38,895)
(29,443)
(108,072)
(68,305)
Loss
on debt
extinguishment
—
—
—
(1,050)
Impairment
of
assets
4
—
—
(177,459)
—
Decrease
(increase)
in provision
for
credit
losses
105
(2,836)
269
(3,649)
Other,
net
(798)
460
11
219
Total
other expense,
net
(39,588)
(31,819)
(285,251)
(72,785)
Loss
before
tax
(39,517)
(103,763)
(470,450)
(305,532)
Income tax
(expense)
benefit
(1,007)
(5,707)
11,907
23,661
Net loss
attributable
to
Coronado
Global
Resources Inc.
$
(40,524)
$
(109,470)
$
(458,543)
$
(281,871)
Other comprehensive
income,
net of
income
taxes:
Foreign currency
translation
adjustments
(2,263)
(1,146)
1,171
8,688
Net gain (loss)
on cash
flow
hedges
352
1,688
(2,996)
1,688
Total
other comprehensive
(loss)
income
(1,911)
542
(1,825)
10,376
Total
comprehensive
loss
attributable
to
Coronado
Global
Resources Inc.
$
(42,435)
$
(108,928)
$
(460,368)
$
(271,495)
Loss
per share of
common
stock
Basic 14
(0.24)
(0.65)
(2.74)
(1.68)
Diluted 14
(0.24)
(0.65)
(2.74)
(1.68)
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
$
(744,249)
$
227,962
Net loss —
—
—
—
—
—
(40,524)
(40,524)
Other comprehensive
loss
—
—
—
—
—
(1,911)
—
(1,911)
Total comprehensive
loss
—
—
—
—
—
(1,911)
(40,524)
(42,435)
Share-based
compensation
for equity
classified awards —
—
—
—
446
—
—
446
Balance September 30, 2026
167,645,373
$
1,677
1
$
—
$
1,091,338
$
(122,269)
$
(784,773)
$
185,973

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
7
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
30, 2026
8
Unaudited
Condensed
Consolidated
Statements
of Cash
Flows
(In US$ thousands)
Nine months
ended
September 30,
2026 2025
Cash flows
from operating
activities:
Net loss $
(458,543)
$
(281,871)
Adjustments
to
reconcile
net loss
to
cash and
restricted
cash provided
by
operating
activities:
Depreciation,
depletion
and amortization
131,665
135,227
Impairment
of
assets
177,459
—
Amortization
of
right of
use asset
- operating
leases
24,634
19,289
Amortization
of
deferred
financing
costs
1,986
2,035
Loss
on debt
extinguishment
—
1,050
Non-cash
interest expense
55,970
32,139
Amortization
of
contract
obligations
(15,693)
(18,001)
Loss
on disposal
of
property,
plant and
equipment
and other
assets
683
2,208
Equity
-based
compensation
expense
(3,405)
(459)
Deferred
income
taxes
(13,093)
(17,956)
Reclamation
of
asset retirement obligations
(1,117)
(4,126)
(Decrease)
increase in
provision
for
discounting
and credit
losses
(269)
3,649
Other non
-cash
adjustments
5,560
(1,858)
Changes
in operating
assets
and liabilities:
Accounts
receivable
53,746
66,849
Inventories
(57,065)
(50,954)
Other assets
17,573
22,557
Contract obligations
—
120,183
Accounts
payable
32,201
41,170
Accrued
expenses
and other
current liabilities
(48,623)
(4,933)
Operating lease
liabilities
(24,453)
(17,606)
Income tax
payable
1,125
(1,260)
Change in
other liabilities
18,194
7,518
Net cash (used
in) from
operating
activities
(101,465)
54,850
Cash flows
from investing
activities:
Capital expenditures
(84,654)
(206,873)
Proceeds
from
disposal
of
idled
and other
assets
2,588
1,464
Purchase
of
restricted
and other
deposits
(16,222)
(89,147)
Redemption
of
restricted
and other
deposits
6,655
28,914
Net cash used
in investing
activities
(91,633)
(265,642)
Cash flows
from financing
activities:
Proceeds
from
interest bearing
liabilities
and other
financial
liabilities
182,552
75,000
Debt
issuance costs
and other
financing
costs
(556)
(7,148)
Principal
payments
on interest
bearing liabilities
and other
financial
liabilities
(2,611)
(13,646)
Principal
payments
on finance
lease obligations
(4,302)
(2,156)
Dividends
paid
—
(8,333)
Net cash from
financing
activities
175,083
43,717
Net decrease
in cash and
cash equivalents
(18,015)
(167,075)
Effect
of
exchange rate changes
on cash
and cash
equivalents
(54)
(462)
Cash and
cash equivalents
at beginning
of
period
173,032
339,625
Cash and
cash equivalents
at end of period
$
154,963
$
172,088
Supplemental
disclosure
of
cash flow
information:
Cash payments
for
interest
$
65,006
$
49,321
Cash refund
for
taxes
$
(3,834)
$
(1,620)
Restricted
cash
$
—
$
252
See accompanying notes to unaudited
condensed consolidated financial
statements.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
9
NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
1.
Description
of Business,
Basis of
Presentation
(a)
Description
of the Business
Coronado
Global
Resources
Inc.
is
a
global
producer,
marketer,
and
exporter
of
a full
range
of
metallurgical
coals,
an
essential
element
in
the
production
of
steel.
The
Company
has
a portfolio
of
operating
mines
and
development
project
s
in
Queensland,
Australia,
and
in
the states
of
Pennsylvania
and
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
required
by U.S. GAAP for
complete
financial statements
and should
be read in conjunction
with the audited consolidated
financial
statements
and
notes
thereto
included
in the
Company’s
Annual
Report
on
Form
10-K
filed
with the
SEC and
the Australian
Securities
Exchange,
or the ASX,
on
March 3, 2026.
The
interim
unaudited
condensed
consolidated
financial
statements
are
presented
in
U.S.
dollars,
unless
otherwise
stated.
They
include
the
accounts
of
Coronado
Global
Resources
Inc.
and
its
wholly-owned
subsidiarie
s. References
to
“US$”
or
“USD”
are
references
to
U.S.
dollars.
References
to
“A$”
or
“AUD”
are
references
to
Australian
dollars,
the
lawful
currency
of
the
Commonwealth
of
Australia.
The “Company”
and
“Coronado”
are
used
interchangeably
to
refer
to
Coronado
Global
Resources
Inc.
and
its
subsidiaries,
collectively,
or to Coronado
Global Resources Inc., as appropriate
to the context.
All intercompany balances
and
transactions
have been
eliminated upon
consolidation.
In
the
opinion
of
management,
these
interim
financial
statements
reflect
all
normal,
recurring
adjustments
necessary
for
the
fair
presentation
of
the
Company’s
financial
position,
results
of
operations,
comprehensive
income, cash
flows
and changes in equity
for the periods
presented. Balance
sheet information
presented
herein
as of December
31, 2025 has been derived
from
the Company’s audited
consolidated
balance sheet at that date.
The
Company’s
results
of
operations
for
the
three
and
nine
months
ended
September
30,
2026
are
not
necessarily
indicative
of
the results
that may
be expected
for
the year ending
December
31, 2026.
(c)
Going Concern
These
Condensed
Consolidated
Financial
Statements
have
been
prepared
on
a
going
concern
basis,
which
contemplates
the realization
of
assets
and discharge
of
liabilities
in the ordinary
course
of
business.
For the three and nine
months ended September
30, 2026, the Company
incurred
net losses of
$
40.5
million and
$
458.5
million,
respectively.
The
net
loss
for
the
nine
months
ended
September
30,
2026
includes
non-cash
impairment
charges of
$
177.5
million
relating to the
Logan mine
complex,
which was sold
on July
31, 2026. The
net loss
of
$
40.5
million
for
the three
months
ended
September
30, 2026,
compared
with
a net
loss of
$
99.4
million
for
the
three
months
ended
June
30,
2026,
which
included
a
$
17.7
million
impairment
charge.
The
improvement
was
driven
primarily
by
higher
realized
prices
and
the structural
reset
program
at
the
Australian
Operations.
This was partially
offset
by adverse geological
conditions
at the Buchanan mine
(as defined
below),
which
have
since
been
worked
through,
and
a
slower
than
expected
ramp-up
of
the
Mammoth
Underground
mine.
As of
September 30, 2026, the Company
had cash and cash
equivalents of
$
155.0
million and net
current assets
of
$
68.9
million,
and the
ABL
Facility
(as defined
below)
was fully
drawn.
Cash
and
cash equivalents
included
the $
75.0
million prepayment received
from Glencore AG, or Glencore,
on August 13, 2026, which is being repaid
through
coal
deliveries
by
October
2027
(refer to
Note
12. “Other
Financial
Liabilities”).
The
Company
has
no
debt maturities
before
October
2029
and, under
its coal
supply
agreements
with Stanwell
Corporation
Limited,
or
Stanwell,
receives
prepayments
in
months
in
which
its
liquidity
is
below
$
250.0
million
(refer
to
Note
11.
“Stanwell
Liabilities”).

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
10
On November
4, 2026,
the manager
of
the Queensland
Financial
Provisioning
Scheme,
or
Scheme
Manager,
responsible
for
managing
the
Mineral
and
Energy
Resources
(Financial
Provisioning)
Act
2018
(Qld),
or
the
Financial
Provisioning
Scheme
Act, provided
a risk allocation
decision
of
“moderate-high”,
for
the Curragh mine
complex,
a reduction to the previous risk allocation decision of
“high”,
to which transitional relief had been applied.
The
moderate-high
risk
allocation
is
applicable
for
the period
up
to
August
15,
2028,
and
requires
an
annual
contribution to the scheme
of
6.5
% of Curragh’s (as defined
below) Estimated
Rehabilitation
Cost, or ERC, rather
than provide
financial
assurance equal to
100
% of
the ERC.
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
securing
prepayments
for
future
coal
sales,
accelerating
payment
terms
with
customers
and
negotiat
ing
alternative
payments
to
suppliers.
These
initiatives
are
reasonably
within
management’s
control
and
can
be
actioned
in the near term
if
required.
The Company’s
forecasts
depend on the achievement
of
production
targets and other factors
beyond
its control,
including
general
economic
conditions
and
metallurgical
coal
prices.
The
preparation
of
forecasts
requires
application
of
management’s judgement.
As part
of
the Company’s
ongoing
capital
management, the Company
may
seek
to
amend
the terms
of
its
financing
arrangements,
including
those
with
Stanwell,
to
better
align
its
capital
structure with its
expected
cash flows.
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
the
FASB
issued
ASU
2026-02,
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
that are not yet effective
that have significance,
or
potential
significance,
to
the Company’s
consolidated
financial
statements.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
11
3.
Segment
Information
The Company
has
a portfolio
of mines and development
projects
in Queensland,
Australia,
and in the
states of
Pennsylvania
and
Virginia in
the U.S.
The Australian
Operations
comprise
the
100
%-owned
Curragh
producing
mine
complex
(Curragh).
The
U.S.
Operations
comprise
a
100
%-owned
producing
mine complex
(Buchanan)
and a development
propert
y
(Mon Valley).
On
July
31,
2026,
the Company
completed
the
sale
of
its
idled
Logan
mine,
which
was
previously
part of
the
Company’s
U.S. Operations.
Refer to
Note 4.
“Impairment of
assets”
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
s
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
30, 2026
12
Reportable
segment
results
as of
and for
the three
and
nine months
ended
September
30, 2026
and
2025 are
presented
below:
(in US$ thousands) Australia United States
Other and
Corporate Total
Three months
ended September
30,
2026
Total
revenues
$
415,580
$
147,932
$
—
$
563,512
Less:
Mining cash
costs
(1)
(278,199)
(106,716)
—
(384,915)
Other operating
costs
(1)
(84,411)
(38,294)
—
(122,705)
Total
operating
costs
(362,610)
(145,010)
—
(507,620)
Other and
unallocated
costs
(2)
(615)
1,012
(12,137)
(11,740)
Segment
adjusted
EBITDA
52,355
3,934
(12,137)
44,152
Total
assets
1,436,233
783,774
153,621
2,373,628
Capital expenditures
24,003
33,690
63
57,756
Three months
ended September
30,
2025
Total
revenues
$
300,317
$
181,810
$
—
$
482,127
Less:
Mining cash
costs
(1)
(246,721)
(140,212)
—
(386,933)
Other operating
costs
(1)
(101,435)
(8,964)
—
(110,399)
Total
operating
costs
(348,156)
(149,176)
—
(497,332)
Other and
unallocated
costs
(2)
(42)
245
(7,537)
(7,334)
Segment
adjusted
EBITDA
(47,881)
32,879
(7,537)
(22,539)
Total
assets
1,370,081
1,037,431
137,191
2,544,703
Capital expenditures
32,315
18,720
7
51,042
Nine months
ended September
30, 2026
Total
revenues
$
1,001,281
$
543,552
$
—
$
1,544,833
Less:
Mining cash
costs
(1)
(828,473)
(360,957)
—
(1,189,430)
Other operating
costs
(1)
(227,111)
(147,020)
—
(374,131)
Total
operating
costs
(1,055,584)
(507,977)
—
(1,563,561)
Other and
unallocated
costs
(2)
8,289
(687)
(27,240)
(19,638)
Segment
adjusted
EBITDA
(46,014)
34,888
(27,240)
(38,366)
Total
assets
1,436,233
783,774
153,621
2,373,628
Capital expenditures
51,901
52,255
63
104,219
Nine months
ended September
30, 2025
Total
revenues
$
833,439
$
565,815
$
—
$
1,399,254
Less:
Mining cash
costs
(1)
(658,928)
(449,480)
—
(1,108,408)
Other operating
costs
(1)
(299,068)
(65,824)
—
(364,892)
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
30, 2026
13
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
30, 2026 and
2025 are as
follows:
Three months ended
Nine months
ended
September 30, September 30,
(in US$ thousands) 2026 2025 2026 2025
Consolidated
Adjusted
EBITDA
$
44,152
$
(22,539)
$
(38,366)
$
(95,925)
Depreciation,
depletion
and amortization
(42,142)
(49,198)
(131,665)
(135,227)
Interest expense,
net
(1)
(38,895)
(29,443)
(108,072)
(68,305)
Other financing
costs
—
(1,500)
—
(1,500)
Other foreign
exchange (losses)
gains
(2)
(2,257)
1,753
(8,659)
1,972
Loss
on debt
extinguishment
—
—
—
(1,050)
Impairment
of
assets
—
—
(177,459)
—
Restructuring
costs
(3)
(1,500)
—
(7,518)
—
Gains
(losses)
on disposal
of
assets
1,020
—
1,020
(1,848)
Decrease
(increase)
in provision
for
discounting
and credit
losses
105
(2,836)
269
(3,649)
Net loss
before
tax
(39,517)
(103,763)
(470,450)
(305,532)
Income tax
(expense)
benefit
(1,007)
(5,707)
11,907
23,661
Net loss $
(40,524)
$
(109,470)
$
(458,543)
$
(281,871)
(1)
Includes
interest
income
of
$
2.2
million
and $
2.3
million
for the
three months
ended
September
30,
2026
and
2025,
respectively,
and $
6.0
million
and $
7.5
million
for the nine
months ended
September
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
nine months
ended
September
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
30, 2026
and 2025 are
as follows:
Nine months ended September 30,
(in US$ thousands) 2026 2025
Capital expenditures
per unaudited
Condensed
Consolidated
Statements
of
Cash Flows
$
84,654
$
206,873
Net movement
in accruals
for
capital
expenditures
16,773
(8,904)
Capital acquired
through finance
leases
—
29,072
Net movement
in deposits
to
acquire long
lead capital
2,792
28,808
Capital expenditures
per segment
detail
$
104,219
$
255,849
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
30, 2026
14
Three months ended
September 30, 2026
(in US$ thousands) Australia United States Total
Product
Groups:
Metallurgical
coal
$
363,507
$
147,699
$
511,206
Thermal
coal
46,457
29
46,486
Total
coal
revenue
409,964
147,728
557,692
Other (1)
5,616
204
5,820
Total $
415,580
$
147,932
$
563,512
Three months ended
September 30, 2025
(in US$ thousands) Australia United States Total
Product
Groups:
Metallurgical
coal
$
257,752
$
173,523
$
431,275
Thermal
coal
37,120
8,275
45,395
Total
coal
revenue
294,872
181,798
476,670
Other (1)
5,445
12
5,457
Total $
300,317
$
181,810
$
482,127
Nine months
ended September 30, 2026
(in US$ thousands) Australia United States Total
Product
Groups:
Metallurgical
coal
$
869,851
$
529,255
$
1,399,106
Thermal
coal
111,426
14,022
125,448
Total
coal
revenue
981,277
543,277
1,524,554
Other (1)
20,004
275
20,279
Total $
1,001,281
$
543,552
$
1,544,833
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
the
Logan
mine
within
the
Company’s
U.S.
Operations
in
response
to
sustained
weakness
in
the
U.S.
domestic
metallurgical
coal,
or
Met
coal,
markets.
The
idling
represented
an impairment
triggering
event
under Accounting
Standards
Codification,
or ASC,
360 –
Property,
Plant
and Equipment.
The
Company
determined
that
the estimated
undiscounted
pre-tax
future
cash flows
did
not exceed
Logan’s
carrying value.
Accordingly,
the Company
recorded
an impairment charge
of
$
159.8
million
against
long-lived assets,
including
property,
plant and equipment
,
to
write down the
carrying
value of
the asset
group
to
its
estimated
fair value.
During
the second
quarter
of
2026, the
Company
committed
to
a plan
to
sell the
Logan
mine
and classified
its
assets and liabilities
as held for
sale. Upon classification
as held for sale, the Company performed
an impairment
assessment
in accordance
with ASC 360-10-35-43
and determined
that the carrying
amount
of
the Logan mine
,
which included
its assets and associated
liabilities,
or the Disposal
Group,
exceeded its
estimated fair
value, less
costs
to sell.
Accordingly,
the Company
recorded
an additional
impairment
charge
of
$
17.7
million
against
the
carrying value
of
the Disposal
Group.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
15
On
July
31,
2026,
the
Company
sold
the Logan
mine
complex
to
Phoenix
Coal
Holdings,
LLC
pursuant
to
a
Membership
Interest
Purchase
Agreement
for
cash
proceeds
of
$
1.7
million,
and
derecognized
the
Disposal
Group.
In
aggregate,
the Company
recorded
impairment
charges
of
$
177.5
million
against
the
Logan
mine during
the
nine
months
ended
September
30,
2026.
These
are
included
in
“Impairment
of
assets”
in
the
unaudited
Condensed
Consolidated
Statement of
Operations
and Comprehensive
Income.
5.
Inventories
(in US$ thousands)
September 30,
2026
December 31,
2025
Raw coal $
62,411
$
35,006
Saleable
coal
95,096
80,174
Total
coal
inventories
157,507
115,180
Supplies
and other
inventory
85,830
79,985
Total
inventories
$
243,337
$
195,165
Coal inventories
measured
at their net realizable
value
were $
11.6
million
and $
41.2
million as at
September 30
,
2026 and December
31, 2025,
respectively,
and form
part of
total
coal
inventories.
6. Other Assets
(in US$ thousands)
September 30,
2026
December 31,
2025
Other current
assets
Prepayments $
38,066
$
43,797
Long
service leave
receivable
7,788
7,560
Deposits
to
acquire capital
items
7,975
10,781
Derivative
assets
(refer to
Note 15. "Derivatives
and Fair Value
Measurement")
—
2,523
Stanwell receivable
11,687
—
Other
15,148
23,017
Total
other current
assets
$
80,664
$
87,678
7.
Property,
Plant
and Equipment
(in US$ thousands)
September 30,
2026
December 31,
2025
Land $
24,238
$
29,008
Buildings
and improvements
145,163
138,771
Plant, machinery,
mining equipment
and transportation
vehicles
1,277,520
1,516,095
Mineral rights
and reserves
245,473
370,393
Office
and computer
equipment
20,504
20,063
Mine development
698,299
694,779
Asset
retirement obligation
asset
45,118
79,094
Construction
in process
128,178
103,011
Total
cost
of
property,
plant and
equipment
2,584,493
2,951,214
Less: accumulated
depreciation,
depletion,
amortization
and impairment
1,142,118
1,296,759
Property,
plant and
equipment,
net
$
1,442,375
$
1,654,455

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
16
8.
Accrued
Expenses
and Other
Current
Liabilities
Accrued
expenses
and other
current liabilities
consist
of
the following:
(in US$ thousands)
September 30,
2026
December 31,
2025
Wages
and employee
benefits
$
38,803
$
42,652
Taxes
other than
income
taxes
6,917
6,440
Accrued
royalties
30,737
37,818
Accrued
freight
costs
46,088
40,964
Accrued
mining fees
118,165
132,754
Other liabilities
—
15,404
Total
accrued
expenses
and other
current liabilities
$
240,710
$
276,032
9.
Leases
During the
nine months ended
September 30, 2026,
the Company entered
into a number of
agreements to lease
mining
equipment.
Based
on
the
Company’s
assessment
of
terms
within
these
agreements,
the
Company
classified
these
leases
as
operating
leases.
On
mobilization
of
this
leased
mining
equipment,
the
Company
recognized
right-of-use
assets
and operating
lease liabilities
of
$
26.2
million.
Information
related to
the Company’s
right-of-use
assets
and related
lease liabilities
are as follows:
Three months ended
Nine months
ended
(in US$ thousands)
September 30,
2026
September 30,
2025
September 30,
2026
September 30,
2025
Operating lease
costs
$
11,539
$
8,915
$
31,426
$
26,240
Cash paid
for
operating
lease liabilities
9,016
6,074
24,453
17,606
Finance lease
costs:
Amortization
of
right-of-use
assets
1,088
758
3,251
1,490
Interest on
lease liabilities
596
617
1,924
1,076
Total
finance
lease costs
$
1,684
$
1,375
$
5,175
$
2,566

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
17
(in US$ thousands)
September 30,
2026
December 31,
2025
Assets
Operating leases:
Operating lease
right-of-use
assets
$
91,834
$
86,481
Finance leases:
Property
and equipment
37,666
36,133
Accumulated
depreciation
(6,081)
(2,721)
Property
and equipment,
net
31,585
33,412
Liabilities
Current operating
lease obligations
34,877
26,348
Operating lease
liabilities,
less current portion
64,193
66,493
Total
Operating
lease liabilities
99,070
92,841
Current finance
lease obligations
8,507
7,952
Finance lease
liabilities,
less current portion
13,329
17,373
Total
Finance
lease liabilities
21,836
25,325
Current lease
obligation
43,384
34,300
Non-current
lease obligation
77,522
83,866
Total
Lease liability
$
120,906
$
118,166
September 30,
2026
December 31,
2025
Weighted
Average
Remaining
Lease
Term
(Years)
Weighted
average
remaining lease
term – finance
leases
2.5
3.2
Weighted
average
remaining lease
term – operating
leases
2.7
3.3
Weighted
Average
Discount
Rate
Weighted
average
discount
rate – finance
lease
10.8%
10.8%
Weighted
average
discount
rate – operating
lease
10.5%
9.5%
The Company’s
operating
and finance
leases
have remaining
lease
terms
of
one year
to
three years
,
some of
which include
options
to extend the terms where
the Company
deems it is reasonably
certain
the options
will be
exercised.
Maturities of
lease liabilities
as at September
30, 2026, are as follows:
(in US$ thousands)
Operating
Lease
Finance
Lease
Year
ending
December
31,
2026 $
11,047
$
3,289
2027
42,859
9,334
2028
39,110
8,681
2029
20,309
3,543
Total
lease payments
113,325
24,847
Less imputed
interest
(14,255)
(3,011)
Total
lease liability
$
99,070
$
21,836

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
18
10.
Interest
Bearing Liabilities
The following
is a summary
of
interest-bearing
liabilities
as at September
30, 2026:
(in US$ thousands)
September 30, 2026 December 31, 2025
Weighted Average
Interest Rate at
September 30, 2026
Final
Maturity
9.250
%
Senior Secured
Notes
$
400,000
$
400,000
9.99
% (2)
2029
ABL Facility
283,662
272,115
9.00
%
2030
Loan -
Curragh Housing
Transaction
24,403
24,748
14.14
% (2)
2034
Debt
issuance costs
(1)
(8,580)
(10,203)
Total
interest-bearing
liabilities
699,485
686,660
Less: current
portion
(1,919)
(1,671)
Non-current
interest-bearing
liabilities
$
697,566
$
684,989
(1)
Relates to debt issuance
costs in
connection with
the
Notes and Curragh
Housing Transaction
loan (each as defined
below).
Deferred
debt issuance costs incurred
in connection
with the establishment
of the
ABL
Facility have been
included within
"Other non-current
assets"
in
the unaudited
Condensed
Consolidated
Balance Sheets.
(2)
Represents the effective
interest rate.
The effective interest
is higher
than the
implied interest rate as it incorporates
the
effect of debt
issuance
costs
and
discounts,
where applicable.
9.250% Senior
Secured
Notes due 2029
As of
September 30, 2026, the aggregate
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
notes,
including,
but
not
limited
to,
limitations
on
investments,
liens,
indebtedness,
asset sales,
transactions
with affiliates
and restricted
payments,
including
payment
of
dividends
on capital
stock.
The Notes
are guaranteed on a senior
secured basis
by the Company and
certain of
the Company’s subsidiaries
that guarantee,
or are a
borrower,
under the Company’s asset
-based lending facility,
or the
ABL Facility, or certain
other debt;
and secured by (i)
a first-priority lien on substantially all of the assets of
the
Issuer and each Guarantor
(other
than
accounts
receivable
and
certain
other
rights
to
payment,
inventory,
certain
investment
property,
certain
general
intangibles
and
commercial
tort claims,
deposit
accounts,
securities
accounts
and
other
relate
d
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
both a Change
of
Control
and a Rating
Decline (each
as defined
in the Indenture),
the Issuer is
required to offer
to repurchase
the Notes
at
101
%
of
the aggregate principal
amount thereof,
plus accrued
and unpaid interest
(if
any),
to, but
excluding,
the repurchase
date.
The Issuer
also
has the
right to
redeem the
Notes
at
101
%
of
the
aggregate
principal
amount thereof,
plus accrued
and unpaid
interest
(if any),
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
interest
(if any), to,
but excluding,
the redemption
date.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
19
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
7.6
million and $
9.2
million
at September
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
the Obligors),
entered
into
the ABL
Facility,
for an
initial
aggregate
principal
amount
of
$
265.0
million (A$
406.6
million) with Global Loan
Agency Services
Australia Pty
Ltd, as the Administrative
Agent, Global
Loan Agency
Services
Australia Nominees
Pty
Ltd,
as Collateral Agent,
and Stanwell as
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
September
30, 2026,
the aggregate
principal
amount
outstanding
of
the ABL
Facility
was $
283.7
million
(A$
406.6
million),
including
$
18.7
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
September
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
0.8
million
and $
1.0
million, as
of
September 30, 2026
and December
31, 2025,
respectively,
and
is amortized
ratably
over the
term of
the ABL Facility.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
20
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
This loan in connection
with the
Curragh
Housing Transaction
is not subject
to any financial
covenants.
The carrying value
of
the loan, net of
issuance costs
of $
1.0
million, was $
23.4
million as of
September
30, 2026,
$
1.9
million
of
which is classified
as a current liability.
11.
Stanwell
Liabilities
(in US$ thousands)
September 30,
2026
December 31,
2025
Current
Stanwell Reserved
Area deferred
consideration
$
32,151
$
—
Stanwell Prepaid
coal
supply
liability
26,619
—
$
58,770
$
—
Non-current
Stanwell Reserved
Area deferred
consideration
$
363,933
$
346,768
Stanwell Prepaid
coal
supply
liability
159,795
155,027
Stanwell Prepayment
and deferred
payment
108,962
—
$
632,690
$
501,795
Stanwell Reserved
Area deferred
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
a coal
supply
agreement or
the New
Coal Supply
Agreement
(as
defined
below),
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
September
30,
2026,
the
carrying
value
of
the
Stanwell
prepaid
coal
supply
liability
,
including
the
prepayment
and the rebate
waiver and
deferral
liability,
was $
186.4
million
(A$
267.2
million).

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
21
The Company
recognized
interest expense
of
$
5.7
million
(A$
8.0
million) and
$
3.3
million
(A$
5.0
million) for
the
three
months
ended
September
30,
2026
and
2025,
respectively,
and
$
16.8
million
(A$
23.9
million)
and
$
4.0
million
(A$
6.1
million)
for
the
nine
months
ended
September
30,
2026
and
2025,
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
is
below
$
200.0
million,
(ii)
will
advance
only
half
of
the
relevant
prepayment
in
months
when
the
Company’s
liquidity
is between
$
200.0
million and
$
250.0
million, and
(iii) will
not
be obligated
to make
prepayments
when the
Company’s
monthly
liquidity
is above
$
250.0
million;
and
●
an extension
of
the NCSA
term
from
2037
to
2043
and
an option
for Stanwell
to
make
broader
annual
nominations
ranging from
1.2
MMt to
2.24
MMt per
year under the NCSA.
The
value
of
the
ACSA
Prepayments,
NCSA
Prepayments
and
Deferred
Amounts,
or
the
Prepayment
and
Deferred
Payment
Balance,
will
be settled
through
delivery
of
coal
to
Stanwell during
the
term
of
the
NCSA
in
months
when
the
Company’s
liquidity
exceeds
$
300.0
million.
In
addition,
the Company
may
from
time to
time
make
additional
payments
to
reduce
the
Prepayment
and
Deferred
Payment
Balance,
including
when
the
Company makes
permitted distributions
to shareholders. Where
the Prepayment and
Deferred Payment
Balance
remains
outstanding
after
the
final
delivery
date pursuant
to
the
NCSA
(December
31,
2043),
the
outstanding
balance
will be settled
in cash in
months when
the Company’s
liquidity
exceeds $
300.0
million until
the balance
is fully
repaid.
The
Prepayment
and
Deferred
Payment
Balance
is
classified
as
a
financial
liability.
The
liability
is
initially
measured
at
the
amount
of
proceeds
received
from
Stanwell
and
bears
interest
at
7.5
%
per
annum.
The
contractual interest
rate of
7.5
% was consistent with a market rate at inception after
considering the
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
As
Stanwell
is
a
Queensland
Government-owned
corporation
,
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
30, 2026
22
As
of
September
30,
2026,
the
carrying
amount,
including
accrued
interest,
of
the
Prepayment
and
Deferred
Payment
Balance
was $
109.0
million
and classified
as non-current
liability.
No
government
assistance
income
was recorded
during the
three and
nine months
ended September
30,
2026, as
the interest cap
mechanism
was
not triggered.
The
Second
Amendment
Deed
also
includes
restrictions
on
the
Company’s
ability
to
pay
distributions
to
shareholders
(e.g.,
dividends)
.
These restrictions
require
that the
Company
maintains
a minimum
cash liquidity
of
$
300.0
million
following
payment
of
such
distribution,
any
repurchase
of
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
Company
must immediate
ly pay
Stanwell the
waived rebate
amounts,
together
with interest.
As
of
September
30,
2026,
cumulative
rebate
amounts
of
$
70.2
million
would
have
been
payable
absent
the
waiver.
No liability
was recognized
as of
September 30,
2026
in respect
of
the waived rebate
amounts
because
the
Company
had
not
been
required
to
seek
Stanwell’s
consent
in connection
with
any
proposed
change
or
cessation
of
control
as of
that date.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
23
12. Other
Financial Liabilities
The following
is a summary
of
other financial
liabilities
as at September
30, 2026:
(in US$ thousands)
September 30,
2026
December 31,
2025
Collateralized
financial
liabilities
- Curragh Housing Transaction
$
20,900
$
21,195
Glencore
prepayment
liability
76,400
—
Derivative
liability
(refer to
Note 15. "Derivatives
and Fair Value
Measurement")
516
—
Debt
issuance costs
(1,329)
(883)
Total
other financial
liabilities
96,487
20,312
Less: current
portion
(78,061)
(1,424)
Non-current
other financial
liabilities
$
18,426
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
0.8
million, was $
20.1
million as at September
30, 2026, $
1.8
million
of
which is classified
as a current liability.
Glencore
Prepayment
Liability
On August 7, 2026, Coronado Curragh
Pty Ltd and Coronado IV LLC, wholly-owned subsidiaries
of the Company,
entered
into
two
concurrent
offtake
agreements,
the
Australian
Offtake
Agreement
and
the
U.S.
Offtake
Agreement, respectively,
with Glencore,
under which Glencore
agreed to
advance unsecured prepayments
of
up
to
$
75.0
million
in aggregate.
The full
amount was
advanced
on August
13, 2026.
The Prepayment
liability
is recognized at amortized
cost and bears interest
at
14
% per annum on the
outstanding
balance.
The term
is
twelve months
, over which
the prepayments
are reimbursed
by applying
the
value
of
coal
delivered
against
the outstanding
balance
in accordance
with a
contractual
schedule
that
reduces the
principal
and interest
balances
to nil by
the end of
the term. Any
amount outstanding
at final
maturity is
payable
in cash.
The
agreements
contain
undertakings
customary
for
arrangements
of
this
type,
including
restrictions
on
the
incurrence
of
indebtedness,
on disposals
of
coal and of
assets
used in
coal
production,
and on
the payment
of
dividends
while an event of
default
is continuing.
Failure
to
meet
minimum
delivery
quantities
or
a
reimbursement
schedule
within
specified
cure periods
is
an
event of
default,
upon
which the outstanding
balance and
accrued interest
may become
payable
in cash.
If
the
outstanding
principal
balance
at
the
end
of
a delivery
month
exceeds
the
amount
permitted
under
the
minimum
reimbursement
schedule,
a
shortfall
arises.
A
shortfall
alone
is
not
an
event
of
default.
An
event
of
default
occurs if,
among other things,
shortfalls
arise in
three or more
consecutive
delivery months
or six or more
delivery
months
in
total,
or
the
Company
fails
to
deliver
minimum
quantities
and
does
not
cure
the
missing
quantities
within the
specified
period.
If an event of default
occurs,
the outstanding
balance and
accrued interest
may become
payable
in cash.
The carrying value
of this Prepayment liability,
including interest
accrued of $
1.4
million and net of issuance
costs
of
$
0.5
million,
was $
75.9
million
as at September
30, 2026, and classified
as a current liability.
During
September
2026, there
were
no deliveries
under
the U.S.
Offtake
Agreement,
in part
due
to
geological
conditions
at Buchanan mine, and
as a result,
there was a
shortfall
that was cured
in October
2026.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
24
On October
3, 2026, the U.S.
Offtake
Agreement was amended
to,
among
other things:
●
extend
the term of
the agreement to
October
31, 2027;
●
the prepayment
liability
remains due on
August
31, 2027;
●
remove the
minimum
delivery
obligation
for
September
2026;
●
reduce the
minimum
delivery
obligation
for
the three-month period
ending
December
31, 2026;
●
defer
delivery
of
the
balance
of
the
minimum
delivery
quantities
for
the
four
-month
period
ending
December
31, 2026 to
no later than October
31, 2027, provided
that, so far as practicable
,
the Company
must endeavor
to
deliver such
balance before
August
31, 2027; and,
●
apply
the
prepayment
reimbursement
amount
for September
and
October
2026 against
coal
deliveries
in October
2026.
Subsequent
to September
30,
2026,
the
Company
applied
$
4.6
million
and
$
5.6
million
against
coal
deliveries
under the
Australian
Offtake
Agreement and U.S.
Offtake
Agreement, respectively,
and reduced the
outstanding
prepayment
liability,
including
accrued interest
and before
unamortized issuance
costs,
to
$
66.2
million.
13.
Income Taxes
For the nine months ended September
30, 2026, the Company
estimated its annual
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
2.7
%. This
rate is impacted
by inclusion
of
a current
year
valuation
allowance
relating
to
both
the Australia
n
Operations
and
the U.S.
Operations.
Accordingly,
the
Company
had
an income
tax
benefit
of
$
11.9
million
based
on
a loss
before
tax of
$
470.5
million
for
the
nine
months
ended
September
30, 2026, which includes
discrete
expense
of
$
1.0
million.
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
as at September
30, 2026 and
December
31, 2025.
The Company is subject to taxation in the U.S. and its various states, as well as Australia and its various localities.
In
the
U.S.
and
Australia,
the first
tax
return
was
lodged
for the
year
ended
December
31,
2018.
In
the
U.S.,
companies
are subject to
open tax audits for
a period of
three years
at the federal level and five
years at the state
level.
In
Australia,
companies
are
subject
to
open
tax
audits
for
a
period
of
four
years
from
the
date
of
assessment.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
25
14.
Loss per Share
Basic loss per share of common stock
is computed by dividing net
loss attributable to the Company’s stockholders
for the
period by
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
(40,524)
$
(109,470)
$
(458,543)
$
(281,871)
Denominator
(in thousands):
Weighted
average
shares
of
common
stock
outstanding
167,645
167,645
167,645
167,645
Weighted
average
diluted
shares of
common
stock
outstanding
167,645
167,645
167,645
167,645
Loss
Per Share (US$):
Basic
(0.24)
(0.65)
(2.74)
(1.68)
Diluted
(0.24)
(0.65)
(2.74)
(1.68)
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
70.0
million
as at
September
30, 2026,
maturing
in October
to
December
2026. Given
the forward
foreign
currency
contracts
were designated
as cash
flow hedges,
the unrealized
loss of
$
0.5
million
was recognized
in “Accumulated
other comprehensive
loss” at
September
30, 2026 in the unaudited
Condensed
Consolidated
Balance
Sheet,
and
will
be
reclassified
into
“Coal
revenues”
in
the
Condensed
Consolidated
Statements
of
Operations
and
Comprehensive
Income
in
the period
in
which
the hedged
transaction
impacts
income,
from
October
to
December
2026. Refer to
Note 16.
“Accumulated
Other Comprehensive Losses
.”
As
of
September
30, 2026,
the Company
recognized
a
derivative
liability
of
$
0.5
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
30, 2026
26
The following
table presents
the details
of
outstanding
foreign
currency contracts:
September 30, 2026 December 31, 2025
Notional
amount
(thousands)
Unit of
measure
Varying
maturity
dates
Notional
amount
(thousands)
Unit of
measure
Varying
maturity
dates
Designated
forward
foreign
currency
contracts
70,000
US$
October
2026
-
December
2026
80,000
US$
January
2026-
March
2026
b) Fair Value
Measurement
The fair
value
of
a financial
instrument
is the
amount
that
will
be received
to sell
an asset
or
paid to
transfer
a
liability in an orderly transaction between market
participants at the measurement
date. The fair values of financial
instruments
involve
uncertainty and
cannot
be determined
with precision.
The Company
utilizes
valuation
techniques
that maximize
the use
of
observable
inputs and minimize
the use of
unobservable
inputs
to
the
extent
possible.
The
Company
determines
fair
value
based
on
assumptions
that
market
participants
would use
in pricing
an asset
or liability in
the market.
When
considering
market participant
assumptions
in fair value measurements,
the following fair value hierarchy
distinguishes between
observable
and
unobservable
inputs,
which are categorized
in one of
the following
levels:
Level
1 Inputs:
Unadjusted
quoted
prices
in active
markets
for identical
assets
or
liabilities
accessible
to
the
reporting
entity at
the measurement date.
Level 2
Inputs:
Other than
quoted
prices that
are observable
for the asset
or liability,
either directly
or indirectly,
for
substantially
the full
term of
the asset
or liability.
Level
3
Inputs:
Unobservable
inputs
for
the
asset
or
liability
used
to
measure
fair
value
to
the
extent
that
observable
inputs are
not available,
thereby
allowing
for situations
in which
there
is little,
if any,
market
activity
for
the asset
or liability
at measurement date.
Financial
Instruments
Measured
on a Recurring
Basis
As of
September
30, 2026
and
December
31,
2025,
the Company’s
forward
foreign
currency
contracts,
a net
derivative
liability
of
$
0.5
million and
derivative
asset of
$
2.5
million,
respectively,
were required to
be measured
at
fair value
on a
recurring
basis
based
on a
valuation
that is
corroborated
by the
use
of
market-based
pricing
(Level 2).
Other Financial
Instruments
The following
methods
and assumptions
were used to estimate the
fair value
of
other financial instruments
as of
September
30, 2026
and December
31, 2025:
●
Cash and
cash equivalents
,
accounts
receivable,
accounts
payable, accrued
expenses, lease
liabilities,
Glencore
prepayment
liability
and other
current financial
liabilities:
The carrying
amounts
reported in the
unaudited
Condensed
Consolidated
Balance Sheets approximate
d
fair value due to the short
maturity of
these instruments.
●
Restricted
deposits,
lease
liabilities
and
other
financial
liabilities:
The
fair
values
approximate
d
the
carrying values
reported
in the unaudited
Condensed
Consolidated
Balance Sheets.
●
Interest bearing liabilities:
The Company’s
outstanding interest-bearing
liabilities are carried
at amortized
cost.
As
of
September
30,
2026,
the
fair
value
of
the amounts
drawn
under
the
ABL
Facility
liability
approximate
d
the carrying
value reported
in the
consolidated
balance sheets.
The estimated
fair
value
of
the
Notes
as
of
September
30, 2026
was approximately
$
343.8
million
based
upon
quoted
market
prices in a market that is not considered active (Level
2). The estimated fair value of
the Curragh Housing
loan was $
25.6
million
based
upon
unobservable
inputs
(Level 3).

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
27
16.
Accumulated
Other
Comprehensive
Losses
The Company’s
Accumulated
Other Comprehensive
Losses consisted
of foreign currency translation adjustment
for subsidiaries
for which the functional
currency is different
than the Company’s functional
currency (U.S. dollar)
and
net unrealized
gains (losses)
on
forward foreign
currency
contracts
designated
as cash
flow hedges
as of
September
30, 2026, were
as follows:
(in US$ thousands)
Foreign
currency
translation
adjustments
Net unrealized
gain on cash
flow hedge -
forward foreign
currency
contracts Total
Balance
at December
31, 2025
$
(122,923)
2,479
$
(120,444)
Net current-period
other comprehensive
losses:
(Loss) gain
in other comprehensive
income
before
reclassifications
(15,163)
2,424
(12,739)
Gain on
long-term intra-entity
foreign
currency transactions
16,334
—
16,334
Gain reclassified
from
accumulated
other comprehensive
losses
—
(5,420)
(5,420)
Total
net current-period
other comprehensive
gain (losses)
1,171
(2,996)
(1,825)
Balance
at September
30, 2026
$
(121,752)
(517)
$
(122,269)
17.
Commitments
(a)
Mineral Leases
The
Company
leases
mineral
interests
and
surface
rights
from
land
owners
under
various
terms
and
royalty
rates.
The
future minimum
royalties
and
lease
rental
payments
under
these
leases
as of
September
30, 2026
were as
follows:
(in US$ thousands) Amount
Year
ending
December
31,
2026 $
444
2027
2,293
2028
2,293
2029
2,252
2030
2,252
Thereafter
12,090
Total $
21,624
Mineral
leases are
not in scope
of
ASC 842
and continue
to
be accounted
for under
the guidance
in ASC
930,
Extractive
Activities
– Mining.
(b)
Other commitments
As of
September
30, 2026,
purchase
commitments
for
capital
expenditures
were $
14.6
million,
all
of
which
is
obligated
within the next twelve
months.
In Australia, the Company has generally
secured the ability to transport coal through rail contracts and coal export
terminal contracts
that are primarily funded
through take-or-pay
arrangements with
terms ranging
up to
12 years
.
In
the
U.S.,
the
Company
typically
negotiates
its
rail
and
coal
terminal
access
on
an
annual
basis.
As
of
September
30,
2026,
these
Australian
and
U.S.
commitments
under
take-or-pay
arrangements
totaled
$
511.0
million,
of
which
the
Company
is
obliged
to
pay
approximately
$
103.7
million
within
the
next
twelve
months.

NOTES
TO UNAUDITED
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(Continued)
Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
28
18.
Contingencies
Surety bond,
letters of
credit
and bank guarantees
In
the normal
course
of
business,
the Company
is a
party
to
certain
guarantees
and
financial
instruments
with
off-balance
sheet risk, such as
bank guarantees,
letters of
credit and performance
or surety
bonds.
No
liabilities
related
to
these
arrangements
are
reflected
in
the
Company’s
unaudited
Condensed
Consolidated
Balance
Sheets. Management
does not
expect any
material losses
to result
from
these guarantees
or off
-balance sheet
financial
instruments.
For the U.S. Operations,
the Company generally uses
surety bonds and cash
-backed bank guarantees
to provide
the required financial assurance for its post
mining reclamation and certain other obligations,
including contractual
obligations
under workers’
compensation
insurance.
As of
September
30, 2026,
the
Company
had
outstanding
surety bonds
and cash-backed
bank guarantees
of
$
3.5
million
and $
3.5
million,
respectively.
For
the
Australian
Operations,
as
at
September
30,
2026,
the
Company
had
cash-backed
bank
guarantees
outstanding
of
$
36.9
million,
primarily
in
respect
of
certain
rail
and
port
take-or-pay
arrangements
of
the
Company.
As of
September 30, 2026,
the Company
in aggregate
had total
outstanding
bank guarantees
of
$
40.4
million
to
secure
its
obligations
and commitments.
Future regulatory
changes relating
to these
obligations
or deterioration of
the Company’s
credit risk
rating could
result in increased
obligations,
additional
costs
or additional
collateral
requirements.
Restricted
deposits – cash
collateral
As required by certain agreements,
the Company had total cash collateral
in the form of deposits
of $
150.5
million
and
$
141.7
million
as
of
September
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
30, 2026
29
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
nine-month
periods
ended
September
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
9, 2026

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
30
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
as well
as our ability
to
amend
the terms
of
our financing
arrangements,
including
those
with Stanwell, to
better align
our capital
structure with its
expected
cash flows
;
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
10-Q September
30, 2026
31
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
30, 2026
32
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
During
the
quarter
ended
March
31,
2026,
management
revised
the
metric
in
item
(v)
above
from
average
segment
mining costs
per Mt sold
(previously
defined
as mining costs
divided
by sales volumes,
excluding
non-
produced
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
cash costs,
which are financial
measures
not
recognized
in accordance
with U.S.
GAAP.
Non-GAAP
financial
measures,
including Adjusted
EBITDA,
Segment
Adjusted
EBITDA
and mining
cash costs,
are useful
to
our investors
to
measure our operating
performance.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
33
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
Segment
Adjusted
EBITDA
is
defined
as
Adjusted
EBITDA
by
operating
and
reporting
segment,
adjusted
for
certain
transactions,
eliminations
or
adjustments
that
our
CODM
does
not
consider
for
making
decisions
to
allocate
resources
among
segments
or
assessing
segment
performance.
Adjusted
EBITDA
and
Segment
Adjusted
EBITDA
are
used
as
supplemental
financial
measures
by management
and
by external
users
of
our
financial
statements,
such as
investors,
industry
analysts
and
lenders,
to assess
the
operating
performance
of
our business.
Mining
cash
costs,
a non-GAAP
measure,
is based
on
reported
cost
of
coal
revenues,
which
is shown
on
our
statement
of operations and comprehensive
income exclusive of inventory
movements,
freight expense,
Stanwell
rebate,
other
royalties,
depreciation,
depletion
and
amortization,
and
selling,
general
and
administrative
expenses,
adjusted
for
other
items
that
do
not relate
directly
to
the
costs
incurred
to
produce
coal
at
a mine.
Mining cash costs exclude these
cost components
as our
CODM does not view these costs
as
directly attributable
to
the
production
of
coal.
Mining
cash
costs
is
used
as
a
supplemental
financial
measure
by
management,
providing
an accurate view of
the costs
directly attributable
to the production
of coal at our mining segments, and
by external users of our financial
statements, such as investors,
industry analysts
and ratings agencies, to assess
our mine operating
performance
in comparison
to the mine operating
performance
of
other companies
in the
coal
industry.
About Coronado
Global Resources
Inc.
We are
a producer,
global
marketer and
exporter
of
high-quality Met
coal products.
We own a portfolio
of mines
and development
projects
in Queensland, Australia,
and in the
states of
Virginia and
Pennsylvania in the
United
States.
Our
Australian
Operations
comprise
the
100%-owned
Curragh
producing
mine
complex.
Our
U.S.
Operations
comprise
a
100%-owned
producing
mine
complex
(Buchanan)
and
a
development
propert
y
(Mon
Valley).
In
addition
to
Met
coal,
our
Australian
Operations
sell
thermal
coal,
which
is
used
to
generate
electricity,
domestically
to Stanwell and
in the export
market. Our
U.S. Operations
primarily
focus
on the production
of
Met
coal for
the North American domestic
and seaborne export markets and
also produce
and sell some thermal coal
that is
extracted
in the process
of
mining Met
coal.
Overview
The Company’s
financial performance
improved during the
three months
ended September
30, 2026, particularly
at
our
Australian
Operations,
as
the
operational
reset
program
began
to
deliver
improvements
in
mining
productivity,
strip ratios,
costs
and product
quality,
and
higher
Met coal
index prices
flowed
through
to
realized
pricing. These gains were partially
offset
by a
significant
geological
fault encountered within the southern longwall
panel
at Buchanan,
which
has
since been
worked
through,
and by
continued
Coal
Handling
Preparation
Plant,
or
CHPP,
throughput
constraints
and
a slower
than
expected
ramp-up of
the Mammoth
Underground
mine
at
Curragh,
which together
limited
saleable
production.
Consistent with our
focus
on margin
over volume,
we built
Run-of-mine, or ROM inventory
at Curragh ahead of the wet weather season rather
than bypassing
coal as lower-
value thermal
product.
Liquidity
improved
during the three months ended
September
30, 2026,
supported
by the
Glencore
prepayment.
Our
financial
performance
improved
compared
with
the second
quarter
of
2026
reflecting
higher
realized
Met
coal prices,
lower mining
cash costs
at our Australian
Operations
under the
revised
mine plan
and an
improved
product
mix,
partially
offset
by
adverse geological
conditions
at Buchanan.
ROM production
at our Australian
Operations
of
4.2 MMt
for the
three months
ended September
30, 2026,
was
7.9%
higher
compared
to
the
three
months
ended
June
30, 2026,
and
the
highest
quarterly
ROM
production
since the third quarter of 2020. The increase reflects improved mining productivity,
lower
strip ratio at the southern
mining
area
and
successful
execution
of
the
operational
reset
program
and
revised
mining
plan,
which
also
reduced
mining
cash costs
by $18.2
million
compared
to the
three months
ended June
30, 2026.
The CHPP
at
Curragh
remained the
principal operation
al constraint, and
the ramp-up of
the Mammoth
Underground
mine was

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
34
slower
than
expected
due
to
faulting
in certain
panels.
As a
result,
saleable
production
of
2.7 MMt
was 11.1%
lower than
the three
months
ended June
30, 2026,
and ROM
inventory
at Curragh
increased
by approximately
0.6 MMt
to
approximately
0.8 MMt.
At our U.S. Operations,
a significant
geological
fault encountered within the southern longwall
panel at Buchanan
reduced
ROM production
by approximately
0.7 MMt for
the three months
ended September
30, 2026 compared
to
the
three
months
ended
June
30,
2026,
and
increased
costs
through
additional
roof
support
and
void
fill
activities.
The northern
longwall
partially offset
the impact, demonstrating
the operational
resilience
provided
by
the
Buchanan
expansion
and
dual
longwall
configuration,
and
southern
longwall
advance
rates
have
since
generally
returned to
expected
production
rates.
ROM production
of 1.8 MMt and saleable production
of
0.7 MMt
for
the
three
months
ended
September
30,
2026,
were
28.7%
and
33.7%,
respectively,
lower
than
the
three
months
ended June
30, 2026, due
to
geological
fault
encountered within the
southern longwal
l
panel.
The
Australian
Premium
Low
Volatile
Hard Coking
Coal
index,
or
AUS
PLV
HCC,
averaged
$248.1
per
Mt for
the three
months
ended
September
30, 2026,
$64.6
per Mt
higher compared
to
the same
period
in 2025,
and
$9.8 per
Mt higher compared
to
the three months
ended
June 30, 2026.
Coking
coal
index prices
were supported
by constrained
supply.
Chinese
domestic
production
remained below
normal
levels
due
to
safety
inspections
and
operational
restrictions,
while
disruptions
to
Russian
exports
and
operational
challenges
at
certain
North
American
producers
limited
growth
from
certain
exporting
regions.
Demand outside
of
China, particularly India, remained resilient.
Our average realized
Met coal price
increased to
$183.5 per Mt sold for the three months ended September
30, 2026, from $170.5 per Mt sold for
the three months
ended June
30, 2026,
with Australian
realized
Met pricing
improving
to
75.1% of
the AUS PLV
HCC index.
Sales
volume
of
3.6
MMt
for
the
three
months
ended
September
30,
2026,
was
2.3%
higher
than
the
three
months
ended
June
30, 2026,
despite
lower
production,
supported
by the
drawdown
of
inventory
built
in prior
periods.
Sales
were
constrained
by
port
congestion,
with
approximately
630
kt
of
coal
held
at
port
awaiting
shipment
at September
30, 2026,
representing
approximately
$50 million
of
revenue, the
majority
of
which was
shipped
in October
2026.
Coal
revenues
for
the
nine
months
ended
September
30, 2026,
were
$1,524.6
million
,
$147.1
million
higher
compared
to
the same
period in
2025,
primarily driven
by
an average
realized Met
coal price
per Mt
sold
which
was $24.0
higher
and,
despite
the adverse
geological
issues
experienced,
higher
sales
volumes
at
Buchanan
following
completion
of its expansion
project.
The increase was partially
offset
by sales
volumes
which were 0.6
MMt lower
compared
to the nine
months ended
September
30, 2025,
reflecting
the idling
and sale of
the Logan
mine and
shipping
delays
caused
by
port congestion
at
our
Australian
Operations.
Met coal
sales
represented
76.6%
of
our total
volume
of
coal sold
and 91.8%
of
total coal
revenues
for the
nine months
ended
September
30, 2026
compared
to
77.0% and 92.9%,
respectively,
for
the nine months
ended September
30, 2025.
Mining
cash costs
for the
nine
months
ended
September
30,
2026, were
$81.0
million
higher
compared
to the
nine months
ended
September 30,
2025. At our U.S.
Operations, the
increase in mining
cash costs
reflected
the
additional production
support and void fill activities associated
with safely progressing through
the geological
fault
at
Buchanan.
At
our
Australian
Operations,
the
increase
reflected
higher
subcontractor
costs
due
to
higher
overburden
removal,
higher
repairs
and
maintenance
costs
resulting
from
the
damage
to
key
infrastructure
experienced
in the
first
quarter of
2026, higher fuel
costs
,
and an unfavorable
foreign
exchange
rate of
A$/US$
$0.70
compared
to $0.64
during the
nine months
ended September
30, 2025.
The increase
was partially
offset
by
the idling
and sale of
Logan mine
in the nine months
ended September
30, 2026.
Management
continues to implement
the operational improvements,
a broader structural reset and cost
reduction
initiatives
commenced
in
2026,
primarily
at
our
Australian
Operations,
targeting
improvements
in
contractor
management,
procurement
practices,
and
operational
efficiency.
While
these
initiatives
are
delivering
measurable
improvements
in mining
productivity,
strip ratios
and
product
quality,
the expected
benefits
are yet
to flow
through
fully to
saleable
production,
earnings
and
cash generation.
In
addition,
the Company
continues
to
undertake
initiatives
to enhance
liquidity
and reduce
operating
and
capital
costs
across the
Company,
while
optimizing
the business
to
deliver greater value
over the
long
term.
Liquidity
As of
September
30,
2026,
the
Company
had
available
liquidity,
in
the
form
of
cash
and
cash
equivalents,
of
$155.0
million,
an
increase
of
$57.3 million
from
June 30,
2026, primarily
reflecting
the
$75.0 million
Glencore
prepayment.
The ABL
Facility
was fully
drawn as of
September
30, 2026.
With
respect
to
the
Company’s
financial
position,
we
concluded
that
the
Company’s
current
cash
and
cash
equivalents
and forecasted
cash flows will be sufficient
to fund its operations and satisfy its obligations
for at least
one year
from
the issuance
of
this Quarterly Report
on Form
10-Q.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
35
Our forecasts
depend on
the
achievement
of
production
targets and other
factors
beyond
our control,
including
general
economic
conditions,
Met
coal
prices,
competitive
dynamics
and
weather-related
impacts.
Short-
to
medium-term
working
capital
requirements
are
similarly
sensitive
to
these
factors,
and
the
preparation
of
forecasts
requires application
of
management’s
judgement.
Logan mine
During the first quarter of 2026, we idled the Logan mine in our U.S. Operations segment in response to sustained
weakness
in the U.S. domestic
Met coal markets and recognized
an impairment
charge of
$159.8 million to
write
down
Logan’s
long-lived assets
to
their estimated
fair
value. In the
second
quarter,
we classified
Logan as held
for sale
and
recognized
an
additional
impairment
charge
of
$17.7
million
to
reduce
the
carrying
amount
to
its
estimated
fair
value less
costs
to sell. Total
impairment
charges
were $177.5
million for
the
nine months
ended
September
30, 2026.
During the third quarter,
we sold the Logan mine to Phoenix Coal Holdings,
LLC for cash proceeds of
$1.7 million,
reflecting
a net working
capital
true-up,
and derecognized
its
assets
and liabilities.
Safety
For
our
Australian
Operations,
the
twelve-month
rolling
average
Total
Reportable
Injury
Frequency
Rate
at
September
30,
2026,
was 4.58,
compared
to a
rate of
3.62 at
December
31, 2025.
At our
U.S. Operations,
the
twelve-month
rolling
average
Total
Reportable
Incident
Rate at
September
30, 2026,
was 2.28
,
compared
to
a
rate of
2.30 at December
31, 2025.
The
health
and
safety
of
our
workforce
is
our
number
one
priority
,
and
we
remain
focused
on
the
safety
and
wellbeing
of
all employees
and
contracting
parties.
Coronado
continues
to implement
safety
initiatives
with the
goal
of
improving
our safety
rates every quarter.
Segment
Reporting
In accordance
with ASC
280, Segment
Reporting,
we have
adopted
the following
reporting segments:
Australia
and
the
United
States.
In
addition,
“Other
and
Corporate”
is
not
a
reporting
segment
but
is
disclosed
for
the
purposes
of
reconciliation
to
our conso
lidated
financial
statements.
Three Months
Ended
September 30,
2026 Compared
to Three Months
Ended
September 30,
2025
Summary
The financial
and operational
results for
the three months
ended September
30, 2026 included:
●
A net loss
before
tax for the three months
ended September
30, 2026, of
$39.5 million,
which was $64.2
million lower
compared to $103.8
million for the three months ended September 30, 2025, primarily driven
by higher
coal
revenues
and
the waiver
of
the Stanwell
rebate
from
January 1,
2026,
partially
offset
by
higher other
operating
costs
and expenses
and interest
expense.
●
An
average
realized
Met
price per
Mt sold
of
$183.5
for the
three months
ended
September
30, 2026,
which
was
$34.9
per
Mt
sold
higher
compared
to
$148.6
per
Mt
sold
for
the
same
period
in
2025,
supported
by
constrained
supply
from
China’s
domestic
market,
disruption
to
Russian
exports
and
sustained
demand
from
India.
●
Sales
volume
of
3.6
MMt
for the
three
months
ended
September
30, 2026,
which was
0.4
MMt
lower
than the three months
ended September
30, 2025, primarily
driven by
the idling and sale of
Logan, lower
production
at
Buchanan
due
to
adverse
geological
conditions
and
shipping
delays
caused
by
port
congestion
at our Australian
Operations.
●
Adjusted
EBITDA
of
$44.2 million
for the
three months
ended September
30,
2026, which
increased
by
$66.7
million
compared
to
an Adjusted
EBITDA
loss of
$22.5
million
for
the
same
period
in 2025.
The
increase was driven by higher revenues,
a product of improved
pricing,
partially offset by higher
operating
costs.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
36
Three months ended
September 30,
2026 2025 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 557,692 $ 476,670 $ 81,022
17.0%
Other revenues 5,820 5,457 363
6.7%
Total
revenues
563,512 482,127 81,385
16.9%
Costs
and expenses:
Cost
of
coal
revenues (exclusive
of
items
shown separately
below)
363,155 360,588 2,567
0.7%
Depreciation,
depletion
and amortization
42,142 49,198 (7,056)
(14.3)%
Freight expenses 87,558 71,723 15,835
22.1%
Stanwell rebate — 26,331 (26,331)
(100.0)%
Other royalties 56,907 38,690 18,217
47.1%
Selling,
general, and administrative
expenses
12,179 7,541 4,638
61.5%
Restructuring
costs
1,500 — 1,500
100.0%
Total
costs
and expenses
563,441 554,071 9,370
1.7%
Other income
(expenses):
Interest expense,
net
(38,895) (29,443) (9,452)
32.1%
Decrease
(increase)
in provision
for
credit
losses
105 (2,836) 2,941
(103.7)%
Other,
net
(798) 460 (1,258)
(273.5)%
Total
other expenses,
net
(39,588) (31,819) (7,769)
24.4%
Net loss
before
tax
(39,517) (103,763) 64,246
(61.9)%
Income tax
expense
(1,007) (5,707) 4,700
(82.4)%
Net loss
attributable
to
Coronado
Global
Resources,
Inc.
$ (40,524) $ (109,470) $ 68,946
(63.0)%
Coal Revenues
Coal revenues
were $557.7 million
for the three months ended
September
30, 2026, an increase
of $81.0 million,
compared
to
$476.7
million
for
the
three
months
ended
September
30,
2025.
The
increase
was
primarily
attributable
to
average
realized
Met
coal
prices
which
were
$34.9
per
Mt
sold
higher,
partially
offset
by sales
volumes
which were
0.4
MMt lower
compared
to
the three months
ended September
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
taxes.
Total
cost
of
coal revenues
was $363.2
million
for the three
months ended
September
30,
2026, $2.6
million, or
0.7%
higher,
compared
to
$360.6 million
for
the three months
ended September
30, 2025.
Cost of
coal revenues for
our Australian Operations
for
the three months
ended September
30, 2026, was $11.1
million
higher
compared
to
the
same
period
in 2025,
driven
by
subcontractor
costs
due
to
higher overburden
removal,
increased
maintenance
activities,
higher fuel
costs
and an unfavorable
average
foreign
exchange
rate
for the
three
months
ended September
30,
2026,
of
A$/US$
$0.71
compared
to
$0.65
for
the
same
period
in
2025. This
increase was
partially offset
by a coal inventory build,
reflecting
a planned
increase in ROM inventory
ahead of the wet weather season, CHPP constraints
which impact
ed conversion of ROM into saleable production
,
and shipping
delays
caused
by
port
congestion
,
which resulted in sales
volume
slippage
into
October
2026.
Cost of
coal revenues for
our U.S. Operations
for
the three months
ended September
30, 2026, was $8.6
million
lower compared
to the three months
ended September 30,
2025, reflecting
the idling and sale of
the Logan mine,
partially
offset
by higher
repairs,
maintenance
and
roof
support
costs
associated
with the
adverse
geological
conditions
at Buchanan.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
37
Depreciation,
Depletion
and Amortization
Depreciation,
depletion
and
amortization
was $42.1
million
for the
three
months
ended
September
30,
2026, a
decrease
of
$7.1
million
compared
to
$49.2
million
for the
same
period
in
2025,
primarily
driven
by
our
U.S.
Operations
following
the impairment
and sale of
Logan.
Freight
Expenses
Freight
expenses
relate
to costs
associated
with
rail and
port
providers,
including
take-or-pay
commitments
at
our Australian Operations,
and demurrage costs.
Freight expenses
were $87.6 million for the three months ended
September
30, 2026,
an increase
of
$15.8 million,
compared
to $71.7
million
for the
same
period
in 2025.
Our
U.S. Operations
contributed
$8.9 million
of
the increase,
primarily
driven by
higher coal
sales under
CFR
terms
and
higher
rail
and
ocean
freight
charges
compare
d
to
the
three
months
ended
September
30,
2025.
Our
Australian
Operations
contributed
$6.9
million
of
the
increase,
driven
by
demurrage
costs
associated
with port
congestion
and longer
vessel waiting
times, greater
sales volumes
shipped
through
Wiggins Island
Coal Export
Terminal,
or
WICET,
which
incurs
higher
port
and
handling
charge
rates,
and
the
unfavorable
impact
of
the
average
foreign
exchange rate on
translation
of
our Australian Operations.
Stanwell
Rebate
The Stanwell
rebate was
waived from
January 1, 2026 in
connection
with the Second
Amendment
Deed.
Other Royalties
Other royalties
were $56.9
million
in the
three months
ended September
30, 2026,
an increase
of
$18.2 million
compared to $38.7 million for the three months ended September
30, 2025, driven by higher export coal revenues
and an unfavorable
average foreign
exchange rate
on translation
of
our Australian Operations
,
partially
offset by
lower
sales volumes
at our U.S.
Operations
and the idling
and sale of
Logan.
Restructuring
Costs
Restructuring
costs
of
$1.5 million
for the
three
months
ended September
30, 2026,
related
to cost
associated
with
workforce
reduction
and
external
consulting
services
in
connection
with
the
Company’s
transformation
initiative
to
optimize
coal
production
and alignment
of
cost
structure.
Interest
Expense, Net
Interest
expense,
net
was
$38.9
million
for the
three
months
ended
September
30,
2026,
an
increase
of
$9.5
million
compared
to $29.4
million
for the
three months
ended September
30,
2025. The
increase
was driven
by
higher average indebtedness
resulting from additional
borrowings under
the ABL Facility,
other Stanwell liabilities
and
the
Glencore
Prepayment
Liability;
and
lower
interest
income
earned
on
cash
equivalents
and
restricted
deposits
during the
three months
ended September
30, 2026, compared
to
the same period
in 2025.
Income Tax
Expense
Income tax expense
was $1.0
million for
the three months ended September
30, 2026, a decrease
of
$4.7 million
compared
to
$5.7 million
for
the three months
ended September
30, 2025. The decrease in income
tax expense
was the
result of
an effective
tax rate of
2.5%
for
the three months
ended September
30, 2026, compared
to
an
effective
tax rate of
7.7%
for
the three months
ended September
30, 2025.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
38
Nine Months
Ended September
30, 2026 Compared
to Nine
Months Ended
September 30,
2025
Summary
The financial
and operational
results for
the nine months
ended September
30, 2026 included:
● A n
et loss before
tax of $470.4 million for the
nine months ended September
30, 2026,
which was $164.9
million
higher compared
to
$305.5
million
for
the
nine
months
ended
September
30, 2025.
Higher
net
loss
es were
driven
by
impairment
charges
and
higher
operating
costs
and
interest
expense,
partially
offset
by
higher coal
revenues.
●
An
average
realized
Met
price
of
$173.4
per
Mt
sold
for
the
nine months
ended
September
30, 2026,
which was
$24.0 per
Mt higher
compared
to $149.4
per Mt
sold
for the same
period in
2025,
supported
by
lower
Australian
export
availability
following
wet
weather
early
in
the
year,
supply
constraints
in
China’s
domestic
coking
coal
market
and
disruptions
to
Russian
exports,
which outweighed
relatively
soft
global
steel demand.
●
Sales
volume
of
10.5 MMt
for
the
nine months
ended
September
30, 2026,
which was
0.6
MMt
lower
compared to the nine months ended September 30,
2025,
primarily driven by the idling and sale of Logan,
partially
offset
by higher
sales
volumes
at
Buchanan
following
completion
of
its
expansion
project
and
dual
longwall
operation
despite
adverse
geological
conditions
encountered
during
the third
quarter
of
2026.
●
An Adjusted
EBITDA loss
of
$38.4 million for the nine months
ended
September
30, 2026,
which was an
improvement
of
$57.6 million compared to
an Adjusted
EBITDA loss
of
$95.9 million for the same period
in 2025,
reflecting
higher average
realized
Met
coal prices
and
waiver of
Stanwell rebate
from
January
1, 2026,
partially
offset
by
higher operating
costs.
Nine months
ended
September 30,
2026 2025 Change %
(in US$ thousands)
Revenues:
Coal revenues $ 1,524,554 $ 1,377,458 $ 147,096 10.7%
Other revenues 20,279 21,796 (1,517) (7.0%)
Total
revenues
1,544,833 1,399,254 145,579 10.4%
Costs
and expenses:
Cost
of
coal
revenues (exclusive
of
items
shown separately
below)
1,164,654 1,090,511 74,143 6.8%
Depreciation,
depletion
and amortization
131,665 135,227 (3,562) (2.6%)
Freight expenses 267,082 194,617 72,465 37.2%
Stanwell rebate — 70,115 (70,115) (100.0%)
Other royalties 131,825 118,057 13,768 11.7%
Selling,
general, and administrative
expenses
27,288 23,474 3,814 16.2%
Restructuring
costs
7,518 — 7,518 100.0%
Total
costs
and expenses
1,730,032 1,632,001 98,031 6.0%
Other income
(expenses):
Interest expense,
net
(108,072) (68,305) (39,767) 58.2%
Impairment
of
assets
(177,459) — (177,459) 100.0%
Loss
on debt
extinguishment
— (1,050) 1,050 (100.0%)
Decrease
(increase)
in provision
for
credit
losses
269 (3,649) 3,918 (107.4%)
Other,
net
11 219 (208) (95.0%)
Total
other expenses,
net
(285,251) (72,785) (212,466) 291.9%
Net loss
before
tax
(470,450) (305,532) (164,918) 54.0%
Income tax
benefit
11,907 23,661 (11,754) (49.7%)
Net loss
attributable
to
Coronado
Global
Resources,
Inc.
$ (458,543) $ (281,871) $ (176,672) 62.7%

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
39
Coal Revenues
Coal
revenues
were
$1,524.6
million
for the
nine
months
ended
September
30,
2026,
an
increase
of
$147
.1
million, compared
to $1,377.5 million for
the nine months ended
September
30, 2025.
The increase was primarily
driven by average realized
Met coal prices per Mt sold
,
which were $24.0
higher,
partially offset
by sales volumes
which were
0.6
MMt lower,
due to
the idling
and sale of
Logan.
Cost of
Coal Revenues
(Exclusive
of Items
Shown Separately
Below)
Total
cost
of
coal
revenues was $1,164.7 million
for
the nine months
ended September
30, 2026,
an increase of
$74.1 million,
compared
to
$1,090.5 million
for
the nine months
ended September
30, 2025.
Cost of
coal revenues for
our Australian Operations
for
the nine months
ended September
30, 2026,
was $125.9
million
higher
compared
to
the
nine months
ended September
30, 2025.
The
increase
was
primarily
driven
by
subcontractor
costs,
due to higher overburden removal
,
additional
fleet mobilization
,
higher fuel costs,
increased
repairs
and
maintenance
activities
and
an
unfavorable
average
foreign
exchange
rate
on
translation
of
our
Australian
Operations
for the
nine months
ended September
30, 2026,
of
A$/US$: $0.70
compared
to $0.64
for
the same period in 2025.
This increase was partially
offset
by a
coal inventory build,
reflecting a planned increase
in
ROM
inventory
ahead
of
the
wet
weather
season,
CHPP
constraints
impacting
conversion
of
ROM
into
saleable production
and shipping
delays caused
by port
congestion
,
which resulted in sales volume slippage
into
October
2026.
Cost of
coal revenues for
our U.S. Operations for
the nine months
ended September
30, 2026,
was $51.8 million
lower
compared
to the
same
period in
2025, driven
by the
idling and
sale of
the
Logan mine,
partially
offset
by
higher costs
at Buchanan associated
with adverse
geological
conditions
in the third
quarter of
2026.
Freight
Expenses
Freight
expenses
totaled
$267.1
million
for
the nine
months
ended
September
30, 2026,
an increase
of
$72.5
million compared
to $194.6 million for the nine months
ended September 30,
2025.
Freight expenses
for our U.S.
Operations
contributed
$54.6 million
of
the increase, primarily
driven by
higher coal
sales under
CFR
terms and
higher rail
and
ocean freight
charges
compared
to
the nine
months ended
September
30, 2025.
The remaining
increase
of
$17.9 million
was attributable
to
our Australian
Operations
due
to higher
volumes
railed
and
higher
demurrage
costs
associated
with longer
vessel
waiting times
at port
.
Stanwell
Rebate
The Stanwell
rebate was
waived from
January 1, 2026 in
connection
with the Second
Amendment
Deed.
Other Royalties
Other royalties
were $131.8
million
for the nine
months
ended September
30, 2026,
an increase of
$13.8 million
compared
to
$118.1
million
for
the
same
period
in
2025,
driven
by
higher
export
coal
revenues
and
the
unfavorable
impact of foreign
exchange rates at our Australian Operations,
partially offset
by lower
sales volumes
at our U.S.
Operations
following
the idling
and sale of
Logan.
Restructuring
Costs
Restructuring
costs
of
$7.5 million
for the
nine
months
ended September
30,
2026,
related
to
cost
associated
with
workforce
reduction
and
external
consulting
services
in
connection
with
the
Company’s
transformation
initiatives
to
optimize
coal
production
and alignment
of
cost
structure.
Interest
Expense,
Net
Interest
expense,
net
was $108.1
million
in the
nine
months
ended
September
30, 2026,
an increase
of
$39.8
million
as
compared
to
$68.3
million
for
the
nine months
ended
September
30, 2025.
The increase
was driven
by
higher
average
indebtedness
resulting
from
additional
borrowings
under
the
ABL
Facility,
other
Stanwell
liabilities
,
the Glencore Prepayment
Liability and
lower interest income
earned on cash equivalents
and restricted
deposits
during the
nine months
ended September
30, 2026,
compared
to
the same period
in 2025.
Impairment
of Non-Core Assets
During the first quarter of 2026, we idled the Logan mine in our U.S. Operations segment in response to sustained
weakness
in
U.S.
domestic
Met
coal
markets,
which
represented
a
triggering
event
under
ASC
360.
As
the

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
40
estimated
undiscounted
cash
flows
of
the
Logan
mine
asset
group
did
not
exceed
its’
carrying
value,
we
recognized
an
impairment
charge
of
$159.8 million
to write
down
its long-lived
assets, including
property,
plant
and equipment,
to estimated
fair
value. During the
second
quarter of
2026, Logan was
classified
as held for sale
and we
recognized
an additional
impairment
charge
of
$17.7 million
to reduce
its’ carrying
amount to
estimated
fair value
less costs
to sell.
Total
impairment charges
were $177.5 million
for the
nine months
ended September
30, 2026. Logan
was
sold
on July
31, 2026.
Income Tax
Benefit
Income
tax benefit
of
$11.9 million
for
the nine months
ended September
30, 2026,
decreased
by
$11.8 million,
compared
to income tax benefit
of
$23.7 million for
the nine months
ended September
30, 2025, primarily
driven
by
an effective
tax rate of 2.5% for the nine
months
ended September
30, 2026, compared
to 7.7% for
the same
period
in 2025.
In calculating
the annual
effective
tax rate for
the Group:
●
For the Australian
Operations,
due to
a three-year cumulative
loss
position
and significant
carried
forward
losses,
a full
valuation
allowance was included
as part
of
the annual effective
tax rate
calculation,
thereby reducing
the rate to
nil.
●
For the U.S. Operations, due to a three-year
cumulative loss position
,
the
recoverability
of carried forward
deferred
tax assets
was assessed
and
as a result
a partial
valuation
allowance
was
included
as part of
the annual
effective
tax rate,
thereby decreasing
the annual effective
tax rate to
2.7%.
Supplemental
Segment
Financial
Data
Three Months
Ended
September 30,
2026 Compared
to Three Months
Ended
September 30,
2025
Australia
Three months ended
September 30,
2026 2025 Change %
(in US$ thousands)
Sales volume
(MMt)
2.7 2.8 (0.1) (0.4)%
Saleable
production
(MMt)
2.7 3.1 (0.4) (13.0)%
Total
revenues
($)
415,580 300,317 115,263 38.4%
Coal revenues
($)
409,964 294,872 115,092 39.0%
Average realized
price per
Mt sold
($/Mt)
149.4 107.0 42.4 39.6%
Met coal
sales volume
(MMt)
2.0 1.8 0.2 9.9%
Met coal
revenues ($)
363,507 257,752 105,755 41.0%
Average realized
Met price
per Mt
sold
($/Mt)
186.3 145.1 41.2 28.4%
Mining cash
costs
($)
278,199 246,721 31,478 12.8%
Mining cash
cost
per Mt
produced
($/Mt)
104.4 80.6 23.8 29.5%
Operating costs
($)
362,610 348,156 14,454 4.2%
Operating costs
per Mt
sold
($/Mt)
132.1 126.4 5.7 4.5%
Segment
Adjusted
EBITDA ($)
52,355 (47,881) 100,236 (209.3)%
Coal
revenues
for our
Australian
Operations
increased
by
$115.1
million
compared
to the
three
months
ended
September
30, 2025. The
increase was
largely due
to an average
realized Met
coal price
per Mt sold
which was
$41.2 higher and
Met coal sales
volume
which was
0.2 MMt higher,
reflecting
an improved
product
mix weighted
towards
higher value
Met coals.
Operating
costs
were
$14.5
million
higher
for the
three
months
ended
September
30,
2026,
compared
to
the
same
period
in
2025,
primarily
driven
by
higher
mining
cash
costs,
higher
freight
expenses,
and
increased
royalties,
reflecting
higher realized Met
coal prices,
partially offset
by
lower Stanwell rebates,
which were waived
from
January
1,
2026,
a coal
inventory
build
reflecting
a planned
increase
in ROM
inventory
ahead of
the
wet
weather season,
CHPP constraints
,
which impacted
conversion
of
ROM production into saleable production
,
and
shipping
delays
caused
by
port
congestion,
which resulted
in sales
volume
slippage
into
October
2026.
Mining
cash costs
were $31.5
million
higher
compared
to
the
three months
ended
September
30,
2025, driven
by higher
subcontractor
costs
associated
with increased
overburden
removal
and ROM
production,
higher fuel

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
41
costs,
increased repair and maintenance
activities and
the unfavorable impact
of average foreign exchange
rates
on translation
of
our Australian
Operations
(A$/US$
$0.71 compared
to A$/US$
$0.65
in the
prior
year period).
Mining cash
cost
per Mt produced
was $23.8 higher
for the
three months
ended September
30, 2026, a
product
of
higher gross
costs
and lower saleable
production.
Segment
Adjusted
EBITDA
was $52.4
million
for the
three
months
ended September
30,
2026,
an increase
of
$100.2
million
compared
to
a
Segment
Adjusted
EBITDA
loss
of
$47.9
million
for
the
three
months
ended
September
30, 2025, largely
driven by
higher coal
revenues partially
offset
by
higher operating
costs.
United States
Three months ended
September 30,
2026 2025 Change %
(in US$ thousands)
Sales volume
(MMt)
0.8 1.2 (0.4) (33.1)%
Saleable
production
(MMt)
0.7 1.4 (0.7) (47.6)%
Total
revenues
($)
147,932 181,810 (33,878) (18.6)%
Coal revenues
($)
147,728 181,798 (34,070) (18.7)%
Average realized
price per
Mt sold
($/Mt)
177.0 145.8 31.2 21.4%
Met coal
sales volume
(MMt)
0.8 1.1 (0.3) (25.8)%
Met coal
revenues ($)
147,699 173,523 (25,824) (14.9)%
Average realized
Met price
per Mt
sold
($/Mt)
177.0 154.2 22.8 14.8%
Mining cash
costs
($)
106,716 140,212 (33,496) (23.9)%
Mining cash
cost
per Mt
produced
($/Mt)
142.4 98.1 44.3 45.2%
Operating costs
($)
145,010 149,176 (4,166) (2.8)%
Operating costs
per Mt
sold
($/Mt)
173.8 119.6 54.2 45.3%
Segment
Adjusted
EBITDA ($)
3,934 32,879 (28,945) (88.0)%
Coal
revenues
for
our
U.S.
Operations
of
$147.7
million
for
the
three
months
ended
September
30,
2026,
decreased by $34.1 million compared
to the same period in 2025, primarily driven by lower sales volume following the idling of the Logan mine in the
first quarter of 2026 and its’ subsequent
sale. The decrease was partially
offset
by coal
revenues
from
Buchanan,
which increased
by
$23.6 million
for the
three
months
ended September
30,
2026, as
a result
of
a higher average
realized Met
coal price,
despite
lower
saleable
production
due to adverse
geological
conditions
experienced
during the
three months
ended September
30, 2026.
Operating
costs
for the
three months
ended September
30, 2026 were $145.0
million, a decrease
of
$4.2 million
compared
to
the
same
period
in
2025,
driven
by
lower
mining
cash
costs
and
royalties,
partially
offset
by an
inventory draw down
compared
to an inventory build in the 2025 period
;
and higher freight costs
at our Buchanan
mine due
to
greater sales
volume
under CFR terms.
Mining
cash costs
were $33.5
million
lower
compared
to
the three
months
ended
September
30,
2025, largely
attributed
to
the idling
and
sale
of
the Logan
mine,
partially
offset
by additional
production
support
and void fill
activities
associated
with safely
progressing
through
adverse geological
conditions
at Buchanan.
Segment
Adjusted
EBITDA
was $3.9
million
for
the
three
months
ended
September
30,
2026,
a
decrease
of
$28.9
million
compared
to
$32.9
million
for
the
three
months
ended
September
30,
2025,
primarily
driven
by
lower
coal
revenues outweighing
lower
operating
costs.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
42
Corporate and
Other Adjusted
EBITDA
The following
table presents
a summary of
the components
of
Corporate
and Other Adjusted
EBITDA:
Three months ended
September 30,
2026 2025 Change %
(in US$ thousands)
Selling,
general, and administrative
expenses
$ 12,179 $ 7,541 $ 4,638 61.5%
Other,
net
(42) (4) (38) 950.0%
Total
Corporate
and Other
Adjusted
EBITDA
$ 12,137 $ 7,537 $ 4,600 61.0%
Corporate
and
other
costs
of
$12.1 million
for
the
three months
ended
September
30, 2026,
were $4.6
million
higher compared
to the
three months
ended September
30, 2025,
due to costs
associated
with the
Company’s
structural
reset program
and timing
of
certain corporate
activities
.
Mining
and Operating
Costs for the
Three Months
Ended September
30, 2026
Compared to the
Three
Months Ended
September 30,
2025
A
reconciliation
of
segment
costs
and
expenses,
segment
operating
costs,
and segment
mining
cash
costs
is
shown below:
Three months ended
September 30, 2026
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total
costs and
expenses
$ 387,643 $ 161,833 $ 13,965 $ 563,441
Less: Selling,
general and administrative
expense (8) — (12,171) (12,179)
Less: Restructuring
costs
(319) — (1,181) (1,500)
Less: Depreciation,
depletion
and amortization
(24,706) (16,823) (613) (42,142)
Total
operating costs
362,610 145,010 — 507,620
Less: Other
royalties
(52,780) (4,127) — (56,907)
Less: Freight
expenses
(56,633) (30,925) — (87,558)
Less: Coal
inventory
movement
32,988 (143) — 32,845
Less: Other
costs
and non-mining
costs
(7,986) (3,099) — (11,085)
Total
mining
cash costs
278,199 106,716 — 384,915
Saleable
production
volume
(MMt)
2.7 0.7 — 3.4
Mining
cash cost
per Mt
produced ($/Mt)
104.4 142.4 — 112.8
Three months ended
September 30, 2025
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total
costs and
expenses
$ 370,733 $ 175,232 $ 8,106 $ 554,071
Less: Selling,
general and administrative
expense (4) — (7,537) (7,541)
Less: Depreciation,
depletion
and amortization
(22,573) (26,056) (569) (49,198)
Total
operating costs
348,156 149,176 — 497,332
Less: Other
royalties
(30,035) (8,655) — (38,690)
Less: Stanwell
rebate
(26,331) — — (26,331)
Less: Freight
expenses
(49,717) (22,006) — (71,723)
Less: Coal
inventory
movement
8,903 22,580 — 31,483
Less: Other
costs
and non-mining
costs
(4,255) (883) — (5,138)
Total
mining
cash costs
246,721 140,212 — 386,933
Saleable
production
volume
(MMt)
3.1 1.4 — 4.5
Mining
cash cost
per Mt
produced ($/Mt)
80.6 98.1 — 86.1

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
43
Average
Realized
Met Price
per Mt
Sold for
the Three
Months
Ended
September
30, 2026
Compared
to the Three
Months Ended
September 30,
2025
A reconciliation
of
the Company’s
average realized Met
coal
price per
Mt sold
is shown
below:
Three months ended
September 30,
2026 2025 Change %
(in US$ thousands)
Met coal
sales volume
(MMt)
2.8 2.9 (0.1) (4.0)%
Met coal
revenues ($)
511,206 431,275 79,931 18.5%
Average realized
Met price
per Mt
sold
($/Mt)
183.5 148.6 34.9 23.4%
Nine Months
Ended September
30, 2026 Compared
to Nine
Months Ended
September 30,
2025
Australia
Nine months
ended
September 30,
2026 2025 Change %
(in US$ thousands)
Sales volume
(MMt)
7.3 7.2 0.1 0.5%
Saleable
production
(MMt)
7.4 7.5 (0.1) (2.4)%
Total
revenues
($)
1,001,281 833,439 167,842 20.1%
Coal revenues
($)
981,277 812,433 168,844 20.8%
Average realized
price per
Mt sold
($/Mt)
135.0 112.4 22.6 20.2%
Met coal
sales volume
(MMt)
5.0 5.0 — (0.1)%
Met coal
revenues ($)
869,851 738,442 131,409 17.8%
Average realized
Met price
per Mt
sold
($/Mt)
175.0 148.4 26.6 17.9%
Mining cash
costs
($)
828,473 658,928 169,545 25.7%
Mining cash
cost
per Mt
produced
($/Mt)
112.5 87.3 25.2 28.9%
Operating costs
($)
1,055,584 957,996 97,588 10.2%
Operating costs
per Mt
sold
($/Mt)
145.3 132.5 12.8 9.6%
Segment
Adjusted
EBITDA ($)
(46,014) (122,925) 76,911 (62.6)%
Coal revenues
for our Australian
Operations were $981.3
million for
the nine months ended September
30, 2026,
an increase
of $168.8 million compared
to the nine months
ended September
30, 2025. The increase
was largely
driven
by
the
average
realized
Met
coal
price
being
$26.6
per
Mt
higher
compared
to
the
nine
months
ended
September
30, 2025, reflecting
favorable
market conditions.
Sales volume
of
7.3 MMt was 0.1 MMt higher
compared
to the nine
months ended
September
30, 2025, despite
saleable
production
0.1
MMt lower
,
as
coal inventory
built
in prior
periods
supported
sales in
the
first
quarter of
2026, partially
offset
by
shipments
slipping
into
October
2026 due to
port
congestion.
Operating
costs
were
$1,055.6
million,
an
increase
of
$97.6
million,
compared
to
the
nine
months
ended
September
30, 2025, driven
by higher
mining cash
costs
as well as higher
royalties and
freight expenses
due to
greater export
coal revenues,
partially
offset
by
Stanwell rebates,
which were waived from
January 1, 2026, and
a coal
inventory
build,
reflecting
a planned
increase in
ROM inventory
ahead of
the wet weather
season,
CHPP
constraints
,
which impacted
conversion
of
ROM production
into
saleable production.
Mining cash costs increased by $169.5
million compared to the nine months ended September
30, 2025, primarily
driven by
higher subcontractor
costs
due to
increased overburden
removal,
higher fuel
costs,
increased repairs
and
maintenance
activities,
including
the
emergency
repair
of
the overland
conveyor
belt
in the
first
quarter of
2026,
additional
fleet
mobilized
and
an
unfavorable
foreign
exchange
rate
on
translation
of
our
Australian
Operations
for the
nine months
ended September
30,
2026 compared
to the
same period
in 2025.
Mining
cash
costs
per Mt produced
and Operating
costs
per Mt sold
were $25.2 and $12.8
higher,
respectively,
compared
to
the nine months
ended September
30, 2025.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
44
Segment
Adjusted
EBITDA
loss
was
$46.0
million
for
the
nine
months
ended
September
30,
2026,
an
improvement
of $76.9 million compared to a Segment Adjusted
EBITDA loss of
$122.9 million for the same period
in 2025, a
result
of
higher coal
revenues exceeding
higher operating
costs
period
on period.
United States
Nine months
ended
September 30,
2026 2025 Change %
(in US$ thousands)
Sales volume
(MMt)
3.3 3.9 (0.6) (16.0)%
Saleable
production
(MMt)
3.1 4.1 (1.0) (24.1)%
Total
revenues
($)
543,552 565,815 (22,263) (3.9)%
Coal revenues
($)
543,277 565,025 (21,748) (3.8)%
Average realized
price per
Mt sold
($/Mt)
166.1 145.1 21.0 14.1%
Met coal
sales volume
(MMt)
3.1 3.6 (0.5) (13.7)%
Met coal
revenues ($)
529,255 541,663 (12,408) (2.3)%
Average realized
Met price
per Mt
sold
($/Mt)
170.8 150.8 20.0 12.9%
Mining cash
costs
($)
360,957 449,480 (88,523) (19.7)%
Mining cash
cost
per Mt
produced
($/Mt)
115.2 108.8 6.4 5.9%
Operating costs
($)
507,977 515,304 (7,327) (1.4)%
Operating costs
per Mt
sold
($/Mt)
155.3 132.4 22.9 16.9%
Segment
Adjusted
EBITDA ($)
34,888 50,452 (15,564) (30.8)%
Coal
revenues
decreased
by
$21.7
million
to
$543.3
million
for
the
nine
months
ended
September
30,
2026,
compared
to
$565.0
million
for
the
nine
months
ended
September
30,
2025.
Coal
revenues
from
Buchanan
operations increased
by $134.3 million,
driven by an average realized
Met coal price per Mt sold which was $20.0
higher,
and
sales
volumes
which
were
0.4
MMt higher
following
completion
of
its
expansion
project
and
dual
longwall
operation despite
adverse geological
conditions
experienced in the third quarter of
2026. Coal revenues
from
Logan
decreased
by
$155.9
million
for the
nine
months
ended September
30,
2026,
following
its idling
in
the first
quarter of
2026 in
response
to sustained
weakness
in U.S.
domestic
Met coal
markets,
and
its sale
on
July 31,
2026.
Operating
costs
were $7.3
million lower
for the
nine months
ended September
30,
2026, compared
to the same
period
in
2025.
The
idling
and
sale
of
Logan
contributed
to
$134.8
million
of
the
decrease,
partially
offset
by
Buchanan
due to repairs,
maintenance
and roof
support costs
associated
with the
adverse geological
conditions
experienced
in the
third quarter
of
2026, and
higher freight
expense
as a result
of
greater sales
volumes
under
CFR terms.
Segment
Adjusted
EBITDA of
$34.9 million for the nine months
ended September
30, 2026, decreased
by
$15.6
million
compared
to
$50.5 million
for the
nine months
ended September
30, 2025,
reflecting
the idling
and sale
of
Logan and
increased operating
costs
at Buchanan.
Corporate and
Other Adjusted
EBITDA
The following
table presents
a summary of
the components
of
Corporate
and Other Adjusted
EBITDA:
Nine months
ended
September 30,
2026 2025 Change %
(in US$ thousands)
Selling,
general, and administrative
expenses
$ 27,288 $ 23,474 $ 3,814 16.2%
Other,
net
(48) (22) (26) 118.2%
Total
Corporate
and Other
Adjusted
EBITDA
$ 27,240 $ 23,452 $ 3,788 16.2%
Corporate
and
other
costs
of
$27.2
million
for
the
nine
months
ended
September
30,
2026,
were $3.8
million
higher compared
to $23.4
million
for the
nine months
ended September
30,
2025, due
to costs
associated
with
the Company’s
structural reset
program
and timing
of
certain corporate
activities.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
45
Mining
and
Operating
Costs
for the
Nine Months
Ended
September
30, 2026
Compared
to the
Nine
Months Ended
September 30,
2025
A reconciliation
of
segment costs
and expenses,
segment
operating
costs,
and segment mining
costs
is shown
below:
Nine months
ended September 30, 2026
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total
costs and
expenses
$ 1,124,073 $ 573,296 $ 32,663 $ 1,730,032
Less: Selling,
general and administrative
expense (8) — (27,280) (27,288)
Less: Restructuring
costs
(319) (3,649) (3,550) (7,518)
Less: Depreciation,
depletion
and amortization
(68,162) (61,670) (1,833) (131,665)
Total
operating costs
1,055,584 507,977 — 1,563,561
Less: Other
royalties
(114,015) (17,810) — (131,825)
Less: Freight
expenses
(149,257) (117,825) — (267,082)
Less: Other
costs
and non-mining
costs
(23,976) (4,970) — (28,946)
Less: Coal
inventory
movement
60,137 (6,415) — 53,722
Total
mining
cash costs
828,473 360,957 — 1,189,430
Saleable
production
volume
(MMt)
7.4 3.1 — 10.5
Mining
cash cost
per Mt
produced ($/Mt)
112.5 115.2 — 113.3
Nine months
ended September 30, 2025
(in US$ thousands) Australia
United
States
Other /
Corporate
Total
Consolidated
Total
costs and
expenses
$ 1,018,184 $ 588,841 $ 24,976 $ 1,632,001
Less: Selling,
general and administrative
expense (11) (13) (23,450) (23,474)
Less: Depreciation,
depletion
and amortization
(60,177) (73,524) (1,526) (135,227)
Total
operating costs
957,996 515,304 — 1,473,300
Less: Other
royalties
(90,132) (27,925) — (118,057)
Less: Stanwell
rebate
(70,115) — — (70,115)
Less: Freight
expenses
(131,372) (63,245) — (194,617)
Less: Other
costs
and non-mining
costs
(15,886) (3,539) — (19,425)
Less: Coal
inventory
movement
8,437 28,885 — 37,322
Total
mining
cash costs
658,928 449,480 — 1,108,408
Saleable
production
volume
(MMt)
7.5 4.1 — 11.7
Mining
cash cost
per Mt
produced ($/Mt)
87.3 108.8 — 94.9
Average Realized
Met Price per
Mt Sold for the
Nine Months
Ended September
30, 2026 Compared
to
the Nine Months
Ended
September
30, 2025
A reconciliation
of
the Company’s
average realized Met price
per Mt
sold
is shown
below:
Nine months
ended
September 30,
2026 2025 Change %
(in US$ thousands)
Met coal
sales volume
(MMt)
8.1 8.6 (0.5) (5.8)%
Met coal
revenues ($)
1,399,106 1,280,105 119,001 9.3%
Average realized
Met price
per Mt
sold
($/Mt)
173.4 149.4 24.0 16.0%

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
46
Reconciliation
of Non-GAAP
Financial Measures
Adjusted
EBITDA
Three months ended
September 30,
Nine months
ended
September 30,
(in US$ thousands) 2026 2025 2026 2025
Reconciliation
to
Adjusted
EBITDA:
Net loss
$
(40,524)
$
(109,470)
$
(458,543)
$
(281,871)
Add:
Depreciation,
depletion
and amortization
42,142 49,198 131,665 135,227
Add:
Interest expense (net of
interest income)
38,895 29,443 108,072 68,305
Add:
Other financing
costs
— 1,500 — 1,500
Add:
Other foreign
exchange losses
(gains)
2,257 (1,753) 8,659 (1,972)
Add:
Loss
on extinguishment
of
debt
— — — 1,050
Add:
Income tax
expense (benefit)
1,007 5,707 (11,907) (23,661)
Add:
Impairment of
assets
— — 177,459 —
Add:
Restructuring costs
1,500 — 7,518 —
Add:
(Gains) losses
on disposal
of
assets
(1,020) — (1,020) 1,848
Add:
(Decrease) increase
in provision
for
credit
losses
(105) 2,836 (269) 3,649
Adjusted
EBITDA
$
44,152
$
(22,539)
$
(38,366)
$
(95,925)
Liquidity and
Capital Resources
Overview
Our objective
is to maintain a prudent
capital structure
and to ensure that
sufficient
liquid assets
and funding
are
available to
meet both anticipated
and unanticipated
financial obligations,
including unforeseen
events that could
have
an
adverse
impact
on
production,
revenues
or
costs.
Our
principal
sources
of
funds
are cash
and
cash
equivalents,
cash flow
from
operations
and eligible
advance
payments
under our
coal
supply
agreements
with
Stanwell.
Our ABL
Facility was
fully drawn
as of
September 30, 2026,
and in
August 2026,
we received
a $75.0
million
prepayment
under offtake
agreements with Glencore,
which is being
repaid through
coal
deliveries.
Our main uses
of
cash have historically
been, and
are expected
to continue
to be, the funding
of
our operations,
working
capital,
capital
expenditures,
debt service
obligations,
business
or asset
acquisitions
,
and
payment
of
distributions
to
shareholders,
if
permitted
and declared.
Our ability
to generate
sufficient
cash depends
on our future
performance
,
which may
be subject
to a number of
factors
beyond
our
control,
including
general
economic
and
financial
conditions,
Met
coal
pricing,
competitive
dynamics,
weather-related
impacts,
and other risks described
in this
Quarterly Report
on Form
10-Q, and Part
I,
Item 1A. “Risk
Factors” of
our Annual Report on Form
10-K for
the year ended December
31, 2025, filed
with the
SEC
and ASX
on March
3, 2026
and Part
II, Item
1A. “Risk
Factors”
of
our Quarterly
Report
on Form
10-Q
for
the three months
ended March
31,
2026, filed
with the SEC
and ASX
on May
11, 2026.
Sources
of
liquidity
as of
September
30, 2026 and December
31, 2025 were as follows:
(in US$ thousands)
September 30,
2026
December 31,
2025
Cash and
cash equivalents,
excluding
restricted
cash
$ 154,963 $ 172,781
Total $ 154,963 $ 172,781

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
47
Our total
indebtedness
as of
September
30, 2026 and December
31, 2025 consisted
of
the following:
(in US$ thousands)
September 30,
2026
December 31,
2025
Current installments
of
interest bearing
liabilities
$ 2,047 $ 1,794
Interest bearing
liabilities,
excluding
current installments
706,018 695,069
Current installments
of
other financial
liabilities,
Stanwell liabilities
and other
finance
lease obligations
145,946 9,488
Other financial
liabilities,
Stanwell liabilities
and finance
lease obligations,
excluding
current installments
664,650 538,827
Total $ 1,518,661 $ 1,245,178
Liquidity
As of
September
30, 2026,
our available
liquidity,
consisting
of
cash and
cash equivalents
,
was $155.0 million.
We continue
to
undertake initiatives
to
enhance liquidity
and reduce
operating
and capital
costs.
With
respect
to
our
financial
condition,
we
have
concluded
that
our
current
cash
and
cash
equivalents
and
forecasted
cash
flows
will
be sufficient
to
fund our
operations
and
satisfy
our
obligations
for at
least
one
year
from
the issuance
date of
this Quarterly Report
on Form
10-Q.
Our forecasts
depend on
the achievement
of
production
targets and other
factors
beyond
our control,
including
general
economic
conditions,
Met
coal
prices,
competitive
dynamics
and
weather-related
impacts.
Short-
to
medium-term
working
capital
requirements
are
similarly
sensitive
to
these
factors,
and
the
preparation
of
forecasts
requires application
of
management’s judgement.
Looking
beyond
the next twelve
months,
Stanwell is
the lender
under the
ABL
Facility and
a counterparty
to the
coal supply agreements under which
the Stanwell liabilities will be settled. The gearing ratio and interest coverage ratio covenants
under the
ABL
Facility
apply from
December
31, 2027,
and
settlement
of
the Stanwell
prepaid
coal
supply
and
SRA
deferred
consideration
liabilities
through
reduced
proceeds
on
thermal
coal
deliveries
is
expected
to commence
in 2027. Stanwell
has
previously
provided
substantial financial
support
to the Company,
reflecting
the strategic
importance
of
the Curragh
mine to
Stanwell’s
ability
to economically
generate
electricity
and
to Queensland’s
energy
security.
As part
of
our ongoing
capital
management,
we may
seek
to amend
the
terms of
our financing
arrangements,
including those
with Stanwell,
to better
align our
capital
structure
with our
expected cash
flows. There can be no assurance
that any such amendments
will be agreed on acceptable
terms,
or at
all.
Cash and
cash equivalents
Cash
and
cash
equivalents
are
held
in
multicurrency,
interest-bearing
bank
accounts
available
to
be
used
to
service
the
working
capital
needs
of
the
Company.
Cash
balances
surplus
to
immediate
working
capital
requirements
are
invested
in
short-term,
interest-bearing
deposit
accounts
or
used
to
repay
interest-bearing
liabilities.
Our principal
financing
arrangements
as of
September 30, 2026,
are summarized
below.
Refer
to Part I, Item
1,
Note
10.
“Interest
Bearing
Liabilities”
,
Note
11.
“Stanwell
Liabilities”,
Note
12.
“Other
Financial
Liabilities”
for
further information.
9.250% Senior
Secured
Notes
As of
September 30, 2026, $400.0 million of
Notes were outstanding.
The Notes mature on October
1, 2029, with
interest
payable
semi-annually
on April
1 and
October
1. The
Indenture
contains
customary
covenants
for high
yield
notes,
including
limitations
on indebtedness,
liens,
asset sales
and
restricted
payments.
As of
September
30, 2026,
we were
in compliance
with all applicable
covenants
under the Indenture.
ABL Facility
As of
September 30,
2026,
$283.7
million
(A$406.6
million)
was outstanding
under the
ABL Facility,
a five
-year
revolving
facility
provided
by Stanwell maturing
in November
2030. Borrowings
bear
interest
at
9%
per
annum,
which
may
increase
to
12%
per
annum
depending
on
the level
of
the
Borrowing
Base
Ratio.
A
review
event
occurs
if the Borrowing
Base Ratio
falls below
80%, following
which Stanwell
may require
repayment
sufficient
to restore
the ratio
to that
threshold.
Gearing and
interest
coverage
covenants
apply from
December
31, 2027.
As of
September 30, 2026,
the Borrowing Base
Ratio exceeded
the minimum threshold
and no
review event had
occurred.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
48
Stanwell liabilities
Under
the
Second
Amendment
Deed,
Stanwell
advances
prepayments
in
months
when
our
liquidity
is
below
$250.0
million.
The
resulting
Prepayment
and
Deferred
Payment
Balance,
which
was
$109.0
million
as
of
September 30, 2026,
will be settled
through coal deliveries under
the NCSA, or in cash after
December
31, 2043,
in months
when our liquidity
exceeds
$300.0 million.
Our
other
Stanwell
liabilities
as
of
September
30,
2026,
comprise
d
the
prepaid
coal
supply
liability
of
$186.4
million
(A$267.2
million),
of
which
$26.6
million
is
current,
bearing
interest
at
13%
per
annum,
and
the
SRA
deferred
consideration
liability
of
$396.1 million,
of
which $32.2 million
is current, accreting
at 13%
per annum.
Both will
be settled
through reduced
proceeds
on thermal
coal
deliveries
to Stanwell,
expected
to
commence
in
2027.
If a change
of
control
of
the Company
is proposed
within two years
of
November
27, 2025,
the Company
must
obtain
Stanwell’s
consent
and,
before
the change
of
control
occurs,
pay
Stanwell the
waived
rebate
amounts,
together with contractual
interest from
the dates such amounts
would otherwise have
been payable.
Additionally,
if
an
entity
that
controlled
the Company
as
at
November
27,
2025
ceases
to
control
the
Company
by
way of
disposal
of
an interest in the Company of
20% or more without Stanwell’s
consent
within two years
of
November
27, 2025,
then the
Company
must immediately
pay
Stanwell the
waived rebate
amounts,
together
with interest.
As
of
September
30,
2026,
cumulative
rebate
amounts
of
$70.2
million
would
have
been
payable
absent
the
waiver.
No liability
was recognized
as of
September 30, 2026
in respect
of
the waived rebate
amounts
because
the
Company
had
not
been
required
to
seek
Stanwell’s
consent
in connection
with
any
proposed
change
or
cessation
of
control
as of
that date.
Glencore
Prepayment Liability
On August
13, 2026,
Glencore
advanced
$75.0
million under
two offtake
agreements entered
into on
August
7,
2026, one relating to
our Australian Operations,
or the Australian
Offtake
agreement, and one relating to our U.S.
Operations,
or
the
U.S.
Offtake
agreement.
This
Glencore
Prepayment
Liability
was
$75.9
million
as
of
September
30, 2026, bears
interest
at 14% per
annum
and is repaid
through coal
deliveries
over twelve
months
against a minimum
reimbursement
schedule, with any
balance outstanding
at maturity payable
in cash. An event
of
default,
upon which
the outstanding
balance becomes
payable in
cash,
will occur
if minimum
reimbursement
shortfalls
arise
in
three
consecutive
or
six
total
delivery
months,
or
if
minimum
delivery
failures
are not
cured
within the
specified
period
under the agreement.
During September 2026,
there were no coal deliveries under the U.S. Offtake
agreement, in part due to geological
conditions
at Buchanan mine, and
as a result,
there was a
shortfall
that was cured
in October
2026.
On October 3,
2026, the U.S. Offtake
agreement was amended
to, among
other things, (i) extend
the term
of
the
agreement to
October 31,
2027; (ii)
remove the
minimum delivery
obligation
for September
2026; (iii) reduce the
minimum
delivery
obligation
for
the three-month
period
ending
December
31, 2026;
(iv)
defer
delivery
of
the
balance of
the minimum delivery
quantities
for the four
-month period
ending
December
31, 2026 to
no later than
October
31, 2027,
provided
that,
so
far
as
practicable,
the Company
must
endeavor
to
deliver
such
balance
before
August 31, 2027;
and (v) apply
the prepayment
reimbursement
amount for
September
and October
2026
against
coal
deliveries
in October
2026.
Subsequent
to September
30, 2026,
the Company
applied
$4.6
million
and
$5.6
million
against
coal
deliveries
under the
Australian
Offtake
agreement and U.S.
Offtake
agreement, respectively,
and reduced
the outstanding
prepayment
liability
,
including
accrued interest
and before
unamortized issuance
costs,
to
$66.2 million.
Other indebtedness
Other indebtedness
as at September
30, 2026 comprise
d
the total Curragh Housing
Transaction
of
$43.5 million
(effective
interest
rate
of
14.14%,
payable
in
equal
monthly
instalments
over ten
years)
and
finance
leases
of
$21.8 million
(fixed
rates of
8.6% to
14.0%, maturing
through 2029).
Surety bonds,
letters of
credit and bank
guarantees
We are required
to provide
financial assurances
and security
to satisfy
contractual and
other requirements
in the
normal
course
of
business.
Some
of
these
assurances
are
provided
to comply
with state
or
other
government
agencies’
statutes
and regulations.
As at
September
30, 2026,
we had
outstanding
surety
bonds
of
$3.5
million
and
cash-backed
bank guarantees
of
$40.4 million
to secure our
obligations
and commitments.
Refer to
Part I, Item 1.
Note 18.
“Contingencies”
for
further information.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
49
Future
regulatory
changes
relating
to
these
obligations
or
deterioration
of
our
credit
risk
rating
could
result
in
increased
obligations,
additional
costs
or additional
collateral
requirements.
Restricted
deposits – cash
collateral
As required
by certain
agreements,
we
had
total
cash
collateral
in the
form
of
deposits
of
$150.5
million
as of
September 30, 2026 to provide back
-to-back support
for bank guarantees, financial payments, other performance
obligations,
various
other
operating
agreements
and
contractual
obligations
under
workers
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
any
repurchase
of
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
including
organic
growth
projects,
business
or
assets
acquisitions
and,
if
declared,
payment
of
dividends.
Historical Cash
Flows
The
following
table summarizes
our
cash
flows
for the
nine
months
ended
September
30, 2026
and
2025,
as
reported
in the accompanying
consolidated
financial
statements:
Nine months
ended
September 30,
(in US$ thousands) 2026 2025
Net cash (used
in) from
operating
activities
$ (101,465) $ 54,850
Net cash used
in investing
activities
(91,633) (265,642)
Net cash from
financing
activities
175,083 43,717
Net change
in cash and
cash equivalents
(18,015) (167,075)
Effect
of
exchange rate changes
on cash
and cash
equivalents
(54) (462)
Cash and
cash equivalents
at beginning
of
period
173,032 339,625
Cash and
cash equivalents
at end of
period
$ 154,963 $ 172,088
Operating
Activities
Net
cash
used
in
operating
activities
was
$101.5
million
for
the
nine
months
ended
September
30,
2026,
compared
to
net
cash
from
operations
of
$54.9
million
for
the
nine
months
ended
September
30,
2025.
The
decrease primarily reflects
(i) the $75.0 million one-off coal prepayment
received from
Stanwell in
the 2025 period,
(ii) interest
payments which
were $15.7
million higher
compared
to the prior
period,
and (iii) unfavorable
working
capital
movements,
resulting
from
lower
collection
s
from
customers
and
higher
inventory
build
and
supplier
payments,
compared
to prior period.
The decrease was partially
offset
by an Adjusted
EBITDA loss $57.6 million
lower
than the
prior
period.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
50
Investing
Activities
Net cash used in investing
activities was $91.6
million for the nine months
ended September 30,
2026,
compared
to
$265.6
million
for the
nine
months
ended
September
30,
2025.
Cash
spent
on
capital
for the
nine
months
ended
September
30, 2026,
was $84.7
million
($54.0
million
at
our
Australian
Operations
and $30.7
million
at
our
U.S. Operations
)
compared
to $206.9
million
in the
prior
period,
with the
decrease
reflecting
completion
of
our
Mammoth
Underground
and
Buchanan
expansion
project
in 2025.
Additionally,
we
also
placed
a net
$9.6
million
in restricted
deposits
as cash
collateral
to
satisfy
certain contractual
and other
requirements.
Financing
Activities
Net
cash
from
financing
activities
was
$175.1
million
for
the
nine
months
ended
September
30,
2026,
and
included proceeds
of
$107.6
million
of
advances
from
Stanwell in connection with
the Second
Amendment
Deed
and the
$75.0 million
Glencore
prepayment,
partially
offset
by repayment
of
interest bearing
and
other financial
liabilities
of
$2.6
million,
repayment
of
finance
lease
obligations
of
$4.3 million
and
payment
of
$0.6
million
of
debt
issuance costs.
Contractual
Obligations
Except for the Glencore Prepayment
Liability described
above, there were no material
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
30, 2026
51
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
the Chief Financial
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
Demand
and
supply
in the
Met
coal
industry
change
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
2026,
we had
$40.7
million
of
outstanding
provisionally
priced
receivables
subject
to
changes
in the
relevant
price
index.
If
prices decrease
d
10%, these
provisionally
priced receivables
would decrease by $4.1 million. See
Item 1A. “Risk
Factors—Our
profitability
depends
upon the
prices
we receive
for our
coal.
Prices for
coal
are
volatile
and
can
fluctuate
widely
based
upon
a number
of
factors
beyond
our
control”
in our
Annual
Report
on
Form
10-K filed
with the
SEC and
ASX
on March
3, 2026.
Diesel Fuel
We
are
exposed
to
price risk
in relation
to
other
commodities
,
including
raw materials
used
in our
operations
(such as gas or diesel). The expectation of
future prices for diesel
depends upon many factors
beyond our control.
See Part II, Item
1A. “Risk Factors
—Our business may
be materially and
adversely affected
by the impact on the
global
economy
due
to,
among
other
events,
significant
geopolitical
tensions,
including
ongoing
civil
unrest or
wars, or
pandemics”
in our Quarterly Report
on Form
10-Q filed
with the SEC and
ASX
on May
11, 2026.
These
commodities
may
be
hedged
through
financial
instruments
if
the exposure
is considered
material
and
where the exposure
cannot
be mitigated
through fixed
price supply
agreements.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
52
The
fuel
required
for
our
operations
for
the
remainder
of
fiscal
year
2026
will
be
purchased
under
fixed
-price
contracts
or on
a spot
basis.
Interest
Rate Risk
Interest rate
risk is the
risk that a
change in interest
rates on
our borrowing
facilities
will have an adverse
impact
on
our
financial
performance,
investment
decisions
and
stockholder
return.
Our
objectives
in
managing
our
exposure
to
interest
rates
include
minimizing
interest
costs
in the
long
term,
providing
a reliable
estimate
of
interest
costs
for the
annual
budget
and ensuring
that
changes in
interest
rates
will
not
have a
material
impact
on our
financial
performance.
As of
September 30, 2026,
we had $1.5
billion of
fixed rate borrowings
,
Notes,
other financial
liabilities,
Stanwell
liabilities
and finance
leases and
no variable
-rate borrowings
outstanding.
We currently
do
not
hedge against
interest rate fluctuations
.
Foreign
Exchange Risk
A significant
portion
of
our sales
are denominated
in US$. Foreign
exchange risk
is the risk
that our earnings
or
cash flows
are adversely
impacted
by
movements
in exchange rates
of
currencies that are not
in US$.
Our main exposure to the A$-US$
exchange rate is through our Australian
Operations, which
have predominantly
A$ denominated
costs.
Greater than 80%
of
expenses
incurred at our
Australian Operations
are denominated
in
A$. Approximately
20%
of
our Australian Operations’ purchases
are made with reference
to US$, which provides
a natural
hedge against
foreign
exchange movements
on these
purchases
(including
fuel, several
port handling
charges,
demurrage,
purchased
coal
and
some
insurance
premiums).
Appreciation
of
the
A$
against
US$ will
increase our
Australian
Operations’
US$ reported
cost
base and
reduce US$ reported
net income.
We
entered
into
forward
exchange
contracts
to
manage
the
foreign
currency
exposure
of
our
Australian
Operations
by selling
US$ generated
from
export coal
sales
revenue
at Curragh
and purchasing
A$ required
to
settle
Curragh’s
A$
operating
costs.
The
fair
value
of
the
forward
foreign
currency
derivative
contracts
as
of
September
30, 2026
was a liability
of
$0.5
million.
For our
Australian
Operations,
we translate
all
monetary
assets
and liabilities
at the
period
end
exchange
rate,
all
non-monetary
assets
and
liabilities
at
historical
rates
and
revenue
and
expenses
at
the average
exchange
rates
in effect
during the periods.
The net effect
of
these translation adjustments
is shown
in the
accompanying
Consolidated
Financial Statements
within components
of
net income.
For the unhedged
portion
of
US$ required to
purchase A$
to settle
our Australian
Operations’
operating costs,
a
10%
increase
in
the
A$
to
US$
exchange
rate
would
have
increased
reported
total
costs
and
expenses
by
approximately
$29.9
million
and
$90.3
million
for
the
three
and
nine
months
ended
September
30,
2026,
respectively
.
Credit Risk
Credit risk
is the
risk of
sustaining a financial
loss as a result
of
a counterparty
not
meeting its
obligations
under
a financial
instrument
or customer
contract.
We are
exposed
to credit
risk when
we
have financial
derivatives,
cash deposits,
lines of credit,
letters of
credit
or bank guarantees
in place with financial institutions.
To mitigate
against credit risk
from financial counterparties,
we have minimum
credit
rating requirements
with financial
institutions
where we transact.
We
are
also
exposed
to
counterparty
credit
risk
arising
from
our
operating
activities,
primarily
from
trade
receivables.
Customers
who wish
to trade
on credit
terms are
subject to
credit
verification
procedures,
including
an assessment
of
their independent
credit rating,
financial position,
past experience and
industry
reputation.
We
monitor the
financial
performance
of
counterparties
on a routine
basis
to
ensure credit
thresholds
are achieved.
Where required,
we will
request additional
credit support,
such as letters
of
credit, to
mitigate against
credit risk.
Credit
risk
is
monitored
regularly,
and
performance
reports
are
provided
to
our
management
and
Board
of
Directors.
As of
September
30,
2026,
we had
financial
assets
of
$506.3 million,
consisting
of
cash and
cash
equivalents,
trade
and
other
receivables
and
restricted
deposits,
all
of
which
are
exposed
to
varied
levels
of
counterparty
credit
risk. These
financial
assets have
been
assessed
under ASC
326,
Financial
Instruments
– Credit
Losses
,
and a provision
for
credit
losses
of
$5.1
million
was recorded
as of
September
30, 2026.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
53
ITEM
4.
CONTROLS
AND PROCEDURES
Disclosure
Controls and
Procedures
We
maintain
disclosure
controls
and
procedures
that
are
designed
to
ensure
that
information
required
to
be
disclosed
in our Exchange Act reports
is recorded,
processed,
summarized and reported
within the
time periods
specified
in the
SEC’s
rules
and
forms,
and
that
such
information
is
accumulated
and
communicated
to
our
management,
including the Chief Executive
Officer
and the Chief Financial
Officer,
as
appropriate, to
allow timely
decisions
regarding
required disclosure
based solely
on the definition
of
“disclosure
controls
and procedures”
in
Rule
13a-15(e)
promulgated
under
the Exchange
Act.
In designing
and
evaluating
the disclosure
controls
and
procedures,
management
recognized
that
any
controls
and
procedures,
no
matter
how
well
designed
and
operated,
can
provide
only reasonable
assurance
of
achieving
the desired
control
objectives,
and management
necessarily
was required
to apply
its judgment in evaluating
the cost
-benefit relationship
of
possible controls
and
procedures.
As of
the end of
the period
covered by
this
Quarterly
Report
on Form
10-Q,
we carried
out an
evaluation
under
the supervision
and with the participation
of
our management, including the Chief Executive
Officer
and the Chief
Financial
Officer,
of
the
effectiveness
of
the
design
and
operation
of
our
disclosure
controls
and
procedures.
Based on the foregoing,
the Chief Executive Officer
and the Chief Financial Officer
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
30, 2026
54
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
to provide
collateral for
future third-party
surety bond
issuers under
the terms
of
financing
arrangements.
If we
fail to maintain
adequate
bonding,
our mining
permits
could be invalidated,
which would
prevent mining
operations
from
continuing,
and future
operating
results could
be materially
and adversely
affected.
In
Australia,
the
Mineral
and
Energy
Resources
(Financial
Provisioning)
Act
2018
(Qld),
or
the
Financial
Provisioning
Scheme
Act,
establishes
a
financial
provisioning
scheme,
or
the
Scheme,
from
which
the
Department
of
the Environment,
Tourism,
Science
and
Innovation
sources
funds
to
rehabilitate
and
remediate
land subject
to
mining.
On November
4, 2026,
the manager
of
the Queensland
Financial
Provisioning
Scheme,
or
Scheme
Manager,
responsible
for
managing
the
Mineral
and
Energy
Resources
(Financial
Provisioning)
Act
2018
(Qld),
or
the
Financial
Provisioning
Scheme
Act, provided
a risk allocation
decision
of
“moderate-high”,
for
the Curragh mine
complex,
a reduction to the previous risk allocation decision of “high”, to which transitional relief had been applied.
The
moderate-high
risk
allocation
is
applicable
for
the period
up
to
August
15,
2028,
and
requires
an
annual
contribution
to
the
scheme
of
6.5%
of
Curragh’s
Estimated
Rehabilitation
Cost,
or
ERC,
rather
than
provide
financial
assurance
equal to
100% of
the ERC.
There
can
be no
assurance
that
our
risk
category
allocation
will
not change
or increase
in future
years,
which
could
materially and
adversely
impact
our financial
condition
and results
of
operations.
ITEM
2.
UNREGISTERED
SALES OF
EQUITY
SECURITIES
AND USE
OF PROCEEDS
None.
ITEM
3.
DEFAULTS
UPON SENIOR
SECURITIES
None.
ITEM
4. MINE
SAFETY DISCLOSURES
Safety
is the cornerstone
of
the Company’s values
and is
the number
one priority
for all employees
at Coronado
Global
Resources Inc.

Coronado Global Resources
Inc.
Form
10-Q September
30, 2026
55
Our
U.S.
Operations
comprise
the Buchanan
mining
complex
in
Virginia,
which
is
regulated
by
both
the
U.S.
Mine Safety
and
Health
Administration,
or MSHA,
and
state
regulatory
agencies.
Under regulations
mandated
by the Federal Mine
Safety
and Health Act of
1977, or the Mine Act,
MSHA inspects
our U.S.
mines on
a regular
basis
and issues
various
citations
and orders
when it believes
a violation
has occurred
under the Mine Act.
In
accordance
with
Section 1503(a)
of
the
Dodd
-Frank Wall
Street
Reform
and
Consumer
Protection
Act
and
Item
104
of
Regulation
S-K
(17
CFR
229.104),
each
operator
of
a
coal
or
other
mine
in the
United
States
is
required
to
report
certain mine safety
results
in its
periodic
reports
filed
with the SEC under
the Exchange
Act.
Information
pertaining
to
mine
safety
matters
is
included
in Exhibit
95.1
attached
to
this
Quarterly
Report
on
Form 10-Q, including
for the Logan mine complex
for the period prior to its sale on July 31, 2026.
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
30, 2026
56
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
10.1
Appointment Letter of Agreement, dated September 10, 2026, between Shaun Newberry and
Curragh Queensland Mining Pty Ltd
10.2
Appointment Letter of Agreement, dated September 10, 2026, between Brett Holbrook and
Coronado Global Resources Inc.
10.3
Employment Agreement dated as of August 3, 2026, by and between Curragh Queensland
Mining Pty Ltd and Mark Bolton
10.4
Employment Agreement dated as of October 30, 2026, by and between Curragh Queensland
Mining Pty Ltd and Sandeep Deoji (filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K (File No. 000-56044) filed on November 2, 2026 and incorporated herein by reference)
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
30, 2026
57
SIGNATURES
Pursuant
to the
requirements
of
the Securities
Exchange
Act of
1934, the registrant
has duly caused
this report
to
be signed
on its
behalf
by
the undersigned,
thereunto duly
authorized.
Coronado
Global
Resources
Inc.
By:
/s/
Sandeep
Deoji
Sandeep
Deoji
Chief Financial
Officer
(as duly
authorized officer
and
as principal
financial
officer
of
the registrant)
Date:
November
9, 2026